Form 10QSB
period 1999-06-30
PERFICIENT INC
filed 1999-09-10
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

         [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         COMMISSION FILE NUMBER 001-15169

                                PERFICIENT, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   74-2853258
  (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                 7600B NORTH CAPITAL OF TEXAS HIGHWAY, SUITE 220
                                AUSTIN, TX 78731
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (512) 306-7337
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes X
No ___, and (2) has been subject to such filing requirements for the past
90 days. Yes ___ No X.

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999 was 2,500,000.

                                PERFICIENT, INC.

                                      INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999


                                                                       Page No.
                                                                       -------
Part I.  Financial Information

Item 1.      Balance Sheets as of June 30, 1999 (unaudited)
             and December 31, 1998                                           3

             Statements of Operations for the three and six
             months ended June 30, 1999 and 1998 (unaudited)                 4

             Statements of Cash Flows for the three and six
             months ended June 30, 1999 and 1998 (unaudited)                 5

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk      19

Part II. Other Information

Item 1.      Legal Proceedings                                              20

Item 2.      Changes in Securities and Use of Proceeds                      20

Item 4.      Submission of Matters to a Vote of Security Holders            21

Item 6.      Exhibits and Reports on Form 8-K                               22

Signature                                                                   23

Exhibit Index                                                               24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                PERFICIENT, INC.

                                 BALANCE SHEETS

                                                                     June 30, 1999     December 31, 1998
                                                                     -------------     -----------------
ASSETS                                                                 (unaudited)
  Current assets:
    Cash                                                               $   32,694         $   22,996
    Accounts receivable, net of allowance for doubtful                    489,887            164,961
     accounts of $18,341 as of June 30, 1999 and $0 as of
     December 31, 1998
    Other current assets                                                      300                  0
                                                                       ----------         ----------
  Total current assets                                                    522,881            187,957
  Property and equipment, net                                              47,580             42,050
  Offering Expenses                                                       182,876                  0
  Notes Receivable                                                          5,000                  0
                                                                       ----------         ----------

Total assets                                                           $  758,337         $  230,007
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                   $  161,607         $   18,640
    Shareholder loan                                                      100,000                  0
    Other current liabilities                                              79,430             31,858
                                                                       ----------         ----------
  Total current liabilities                                               341,037             50,498
  Deferred income tax                                                       1,350              1,350
                                                                       ----------         ----------
  Total liabilities                                                    $  342,387         $   51,848
  Stockholders' equity:
    Common Stock, $.001 par value; 20,000,000 shares authorized;            2,500              2,000
      2,500,000 and 2,000,000 issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively
    Additional paid-in capital                                          1,505,500            148,000
    Deferred stock compensation                                          (190,000)                 0
    Retained earnings (deficit)                                          (902,050)            28,159
                                                                       ----------         ----------
  Total Equity                                                            415,950            178,159
                                                                       ----------         ----------
Total liabilities and stockholders' equity                             $  758,337         $  230,007
                                                                       ==========         ==========

             See accompanying notes to interim financial statements.

                                         PERFICIENT, INC.

                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               -------------------------------------------------------------------
                                                 JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
                                               -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Consulting revenues
     Consulting fees                           $       505,082   $      108,800   $      771,357   $       135,700
     Reimbursable expenses                             106,152           24,571          152,200            36,642
                                               ---------------   --------------   --------------   ---------------
     Consulting revenues                               611,234          133,371          923,557           172,342
Cost of consulting revenues
     Direct costs                                      199,918           46,455          352,951            66,818
     Reimbursable expenses                             107,363           24,571          153,460            36,642
                                               ---------------   --------------   --------------   ---------------
     Cost of consulting revenues                       307,281           71,026          506,411           103,460
                                               ---------------   --------------   --------------   ---------------
Gross margin                                           303,953           62,345          417,146            68,882

Selling, general and administrative                    295,830           61,755          433,690            93,315
Stock compensation                                      19,000                0          918,000                 0
                                               ---------------   --------------   --------------   ---------------
Income (loss) before income taxes              $       (10,877)  $          590   $     (934,544)  $       (24,433)
Provision (benefit) for income taxes                         0              218           (4,335)           (9,040)
                                               ---------------   --------------   --------------   ---------------
Net Income (loss)                              $       (10,877)  $          372   $     (930,209)  $       (15,393)
                                               ===============   ==============   ==============   ===============
Net income (loss) per share-basic and diluted  $          0.00   $         0.00   $        (0.38)  $         (0.01)
                                               ===============   ==============   ==============   ===============



             See accompanying notes to interim financial statements.

                                           PERFICIENT, INC.

                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         -------------------------------------------------------------------
                                                           JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999   JUNE 30, 1998
                                                         -------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $       (10,877)   $         372    $    (930,209)  $     (15,393)
Adjustments to reconcile net income (loss)
to net cash used in operations:
     Depreciation                                                  5,222            2,558            9,737           3,671
     Non-cash compensation                                        19,000                0          918,000               0
     Deferred income taxes                                             0              218                0          (9,040)
     Changes in operating assets and liabilities
        Accounts receivable                                     (246,891)         (62,137)        (324,926)        (77,542)
        Other assets                                              (5,000)               0           (5,300)            912
        Accounts payable                                         152,703                0          142,967               0
        Other liabilities                                         43,414            7,599           47,572          17,513
                                                         ---------------    -------------    -------------   -------------
Net cash used in operating activities                            (42,429)         (51,390)        (142,159)        (79,879)

INVESTING ACTIVITIES
Purchase of property and equipment                               (15,267)         (10,954)         (15,267)        (18,855)
                                                         ---------------    -------------    -------------   -------------
Net cash used in investing activities                            (15,267)         (10,954)         (15,267)        (18,855)

FINANCING ACTIVITIES
     Proceeds from shareholder receivable                        250,000                0                0               0
     Proceeds from shareholder loan                              100,000           18,846          100,000          59,297
     Payments on shareholder loan                                      0          (15,000)               0         (15,006)
     Proceeds from short-term borrowings                          42,147                0          452,418               0
     Payments on short-term borrowings                          (215,635)               0         (452,418)              0
     Proceeds from stock issuances                                     0           67,000          250,000          67,000
     Offering expenditures                                      (182,876)               0         (182,876)              0
                                                         ---------------    -------------    -------------   -------------
Net cash provided by (used in) financing                          (6,364)          70,846          167,124         111,291
activities
                                                         ---------------    -------------    -------------   -------------
Change in Cash                                                   (64,060)           8,502            9,698          12,557
Cash at beginning of period                                       96,754           24,579           22,996          20,524
                                                         ---------------    -------------    -------------   -------------
Cash at end of period                                    $        32,694    $      33,081    $      32,694   $      33,081
                                                         ===============    =============    =============   =============

             See accompanying notes to interim financial statements.

                                PERFICIENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-78337) for the fiscal year ended December 31, 1998. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2.   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes shares that are subject to issuance if the effect is antidilutive. Shares subject to issuance include Common Stock subject to repurchase rights and shares of Common Stock issuable upon the exercise of stock options and warrants.

     The following table sets forth the computation of basic and diluted net loss per share for the periods:

                                                           Three Months Ended                   Six Months Ended
                                                    ---------------------------------------------------------------------
                                                      June 30, 1999     June 30, 1998      June 30, 1999    June 30, 1998
                                                    ---------------------------------------------------------------------
                                                       (unaudited)       (unaudited)        (unaudited)     (unaudited)
Numerator:
      Income (loss) from continuing                 $       (10,877)  $           372   $       (930,209) $       (15,393)
      operations-numerator for basic earnings per
      share

Denominator:
      Denominator for basic earnings per
      share-weighted average shares                       2,500,000         2,000,000          2,500,000        1,500,000
      Effect of dilutive securities: Stock options               --            60,000                 --               --
                                                    ---------------   ---------------   ----------------  ---------------

      Denominator for diluted earnings per
      share-weighted average shares                       2,500,000         2,060,000          2,500,000        1,500,000
                                                    ===============   ===============   ================  ===============


      Basic and diluted earnings per share:         $          0.00   $          0.00   $          (0.38) $         (0.01)
                                                    ===============   ===============   ================  ===============


4.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income. The Company adopted SFAS 130 during the year ended December 31, 1998. There was no impact to the reported results of operations of the Company as a result of the adoption of SFAS 130, as there was no difference between net income and comprehensive income.

     Effective January 1, 1998, the Company adopted the FASB's SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of SFAS 131 did not have a significant effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's reported results of operations, financial position or cash flows.

5.   Balance Sheet Components

                                June 30, 1999         December 31, 1998
                               -------------------  ----------------------
                                   (unaudited)

Other current liabilities:
Accrued expenses ..................        $27,873        $12,639
Income tax payable ................          1,945         19,219
Payroll liability .................         49,612              0
                                           =======        =======
                                           $79,430        $31,858
                                           =======        =======

6.   Related Party Transaction

     In June 1999 the Company borrowed $100,000 from a shareholder. This loan was repaid in July 1999 including accrued interest at 8%.

7.   Subsequent Events

    On July 1, 1999, the Company amended its January 12, 1999 factoring agreement with a bank whereby the Company is able to borrow up to $1,000,000 against qualified accounts receivables. The agreement has a one year term and borrowing under the agreement bears interest at the bank's prime rate. In connection with this amendment, the Company issued warrants to the bank to purchase 3,750 shares at the initial public offering price of $8 per share.

    During July 1999, the Company granted options to acquire 40,000 shares of common stock to two new outside directors at the initial public offering price of $8 per share.

Item 2.

         SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This filing contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other "forward-looking" information.

    We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any other cautionary language, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the "Risk Factors" section and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section could seriously harm our business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this filing. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information as a result of certain factors, including but not limited to, those set forth under "risk factors" and elsewhere in this filing.

    We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for end-user customers of our partners and associated reimbursable out-of-pocket expenses. We refer to the Internet companies with which we work as our "partners." To date, our limited number of partners have consisted of Internet software companies and we expect that Internet software companies will comprise our partners for the foreseeable future. Our contractual relationships are with our partners rather than their end-user customers. We perform services on a time-and-materials basis and are reimbursed for expenses. We recognize revenue for fees as services are performed and reimbursable expenses as incurred.

    We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998.
During the first four months of 1999, we established partner relationships with three additional Internet software companies. Most of our revenues for the near future are expected to be derived from Vignette with much smaller portions derived from these newer partner relationships. In May 1999 we began generating revenue from our partnership with Interwoven, Inc., with total approximate revenues in May and June of approximately $32,000. We have had no revenues from our other partners. As a result, our revenues and operating results are subject to substantial variations based on Vignette's sales and the frequency with which we are chosen to perform services for Vignette's end-user customers. Our agreement with Vignette may be terminated at any time by Vignette or by us. The agreement does not obligate Vignette to use our services for any minimum amount or at all, and Vignette may use the services of our competitors. Nevertheless, we are restricted, for as long as the agreement is in place, from performing services for Vignette's competitors.

    Our plan is to establish additional partner relationships with Internet software companies and increase our number of information technology professionals. In connection with our planned expansion, we expect to incur substantial expenses in anticipation of identifying and being retained by new partners. Therefore, we expect that we will continue to incur losses through at least the remainder of 1999. We plan to spend significant amounts on:

    - Recruiting, training and equipping information technology professionals;

    - Expanding our management and technology infrastructure;

    - Expanding our physical facilities;

    - Sales and marketing expenses; and

    - Working capital and general corporate purposes, including potential acquisitions.

    Our number of information technology professionals increased from zero at December 31, 1997 to eight at December 31, 1998 and to 14 at June 30, 1999. We expect our number of information technology professionals to grow significantly during the next 12 months. Mr. John T. McDonald, our Chief Executive Officer, who was not been paid a salary through June 30, 1999, began receiving a salary on August 1, 1999. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    Consulting Revenues. Revenues increased from $172,000 for the six months ended June 30, 1998 to $924,000 for the six months ended June 30, 1999. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. We commenced revenue generating activities during the first six months of 1998, and therefore, revenues were limited during such period. Our revenues for the six months ended June 30, 1999 consisted of $771,000 in fees generated by our information technology professionals and $152,000 of reimbursable expenses. During the six month period ended June 30, 1999, 97% of our revenues came from Vignette.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $103,000 for the six months ended June 30, 1998 to $506,000 for the six months ended June 30, 1999, or 389%. The number of our information technology professionals increased from three for the six months ended June 30, 1998 to 14 for the six months ended June 30, 1999.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $93,000 for the six months ended June 30,

1998 to $434,000 for the six months ended June 30, 1999. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion. These costs also increased due to an increase in an officer's salary from a nominal amount to a higher level for the periods ended June 30, 1998 and 1999, respectively.

    Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $38,000 in non-cash compensation expense during the six month period ended June 30, 1999 relating to the vesting of these options. Total non-cash compensation expense for the six month period ended June 30, 1999 was $918,000.

    THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

    Consulting Revenues. Consulting revenues increased from $133,000 for the three months ended June 30, 1998 to $611,000 for the three months ended June 30, 1999. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. Our revenues for the three months ended June 30, 1999 consisted of $505,000 in fees generated by our information technology professionals and $106,000 of reimbursable expenses. During the three month period ended June 30, 1999, 95% of our revenues came from Vignette.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $71,000 for the three months ended June 30, 1998 to $307,000 for the three months ended June 30, 1999. The number of our information technology professionals increased from three for the three months ended June 30, 1998 to 14 for the three months ended June 30, 1999.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $62,000 for the three months ended June 30, 1998 to $295,000 for the three months ended June 30, 1999. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

    Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $19,000 in non-cash compensation expense during the three month period ended June 30, 1999 relating to the vesting of options.

LIQUIDITY AND CAPITAL RESOURCES

    We raised approximately $6.4 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. Pending the use of proceeds, we have invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to the offering, we have financed our operations primarily through equity financings and bank borrowings. Through June 30, 1999, we raised $400,000 from private sales of our common stock.

    Through June 30, 1999, we had a factoring agreement with Silicon Valley Bank, which allowed us to borrow up to $300,000 against our qualifying accounts receivables. Borrowings under that agreement, which expires July 1, 2000, bear interest at 15% per annum. In connection with this bank agreement, we issued warrants to acquire up to 3,750 of our common stock at $8 per share. As of June 30, 1999, there were no borrowings under this loan agreement. This line was increased to $1,000,000, bearing interest at the bank's prime rate plus 1%. As of June 30, 1999 we were loaned $100,000 by a shareholder, which was repaid in July 1999 including accrued interest at 8%, prior to the public offering.

     Cash used in operations for each of the quarters ended June 30, 1998 and 1999 was $51,000 and $42,000, respectively. As of June 30, 1999, we had $33,000 in cash and working capital of $182,000. On August 3, 1999, our initial public offering was completed and our cash increased by approximately $6.4 million. We anticipate that the net proceeds of our initial public offering will be sufficient to fund our operations and capital requirements for at least 12 months following the offering. However, because of our expansion and growth plans and the increased spending that will accompany any growth, we expect to experience operating losses and negative cash flow from operations during 1999. The timing and amount of our capital requirements will depend on a number of factors, including demand for our services, the need to develop new partner relationships, competitive pressures and the availability of complementary businesses that we may wish to acquire.

     If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.



Recent Accounting Pronouncements

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS 133 in our quarter ending June 30, 2000 and do not expect such adoption to have an impact on our reported results of operations, financial position or cash flows.

YEAR 2000 READINESS

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish the year 2000 from the year 1900. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements to avoid system failures or miscalculations causing disruptions of normal business activities.

         State of Readiness

         We have made a preliminary assessment of the Year 2000 readiness of our operating, financial and administrative systems. The assessment plan consists of:

         - determining our material hardware and software;

         - assessing repair or replacement requirements;

         - repairing or replacing non-compliant hardware and software; and

         - creating contingency plans in the event of Year 2000 failures.

         Since third parties developed the operating, financial and administrative systems that we use, steps will be taken to ensure that these third-party systems are Year 2000 compliant. We plan to confirm this compliance through a combination of representations by these third parties of their products' Year 2000 compliance and specific testing of these systems. We plan to complete this process prior to the end of the third quarter of 1999. Until such testing is completed, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

         We have contacted our partners to determine the extent to which they are vulnerable to Year 2000 risks. We have not made a full assessment of the extent to which our partners might be vulnerable to Year 2000 risks.

         Costs

         To date, we have incurred immaterial costs on Year 2000 compliance issues. Most of our expenses are related to, and are expected to continue to be related to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

         Year 2000 Risks

         We are not currently aware of any Year 2000 problems relating to our operating, financial and administrative systems that would have a material adverse effect on our business, results of operations or financial condition. However, we may discover Year 2000 problems in the future or Year 2000 problems may go undetected. Our failure to fix or replace these services on a timely basis could result in lost revenues, increased operating costs or the loss of customers and other business interruptions.

         If we fail to provide Year 2000 compliant solutions to the end-user customers of our partners, we may incur reputational harm and legal liability. Furthermore, if our partners fail to fix or replace any Year 2000 non-compliant software products or their internal systems on a timely basis, it could result in an indirect adverse effect on our business, financial condition and results of operation.

         In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systematic failure beyond our control such as a transportation systems, telecommunications or electrical failure, which could also prevent us from delivering our services to our partners' end-user customers.

OTHER FACTORS AFFECTING OPERATING RESULTS



                                  RISK FACTORS

                         Risks Relating To Our Business

We have lost money during most of the quarters during which we have been in business and expect to lose money in the future.

    We have incurred operating losses in most of the quarters during which we have been in business. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

    - the number, size, timing and scope of our projects;

    - customer concentration;

    - long and unpredictable sales cycles;

    - contract terms of projects;

    - degrees of completion of projects;

    - project delays or cancellations;

    - competition for and utilization of employees;

    - how well we estimate the resources we need to complete projects;

    - the integration of acquired businesses;

    - pricing changes in the industry; and

    - economic conditions specific to the Internet and information technology consulting.

    We began our business in September 1997. We only began providing services on any significant basis in mid-1998 and primarily to one partner. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Companies in an early stage of development frequently encounter greater risks and unexpected expenses and difficulties. As a result, we cannot assure you of any operating results and we will likely experience large variations in quarterly operating results.

    We expect to incur operating losses at least through the end of 1999 and perhaps thereafter. We plan to increase our expenditure on sales and marketing, infrastructure development, personnel and general and administrative expenses in connection with our efforts to expand our business. As a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, you should not view our historical growth rates as indicative of our future revenues.

The loss of sales to Vignette Corporation would seriously harm our business.

    Vignette Corporation accounted for 91% of our revenue during 1998 and 97% of our revenue during the six months ended June 30, 1999. Any termination of our relationship with Vignette would have a material adverse effect on our operating results and financial condition. Vignette only retains our services on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for itself. Therefore, any downturn in Vignette's business or any shift in its decisions to continue to use our services could also result in substantially reduced sales by us.

Our partners are not obligated to use our services.

    Our contracts with our partners do not obligate them to use our services. A partner may choose at any time to use another consulting firm or to perform the services we provide through an internal services organization. Any termination of a relationship with a partner, or a partner's decision to employ other consulting firms or perform services in-house, could seriously harm our business.

We may align ourselves with partners that fail.

    In selecting our partners, we seek to identify Internet software companies that we believe will develop into market leaders. However, our partners compete in new and rapidly changing markets. In certain of these markets, only a few companies will survive. If we align ourselves with companies that fail to become market leaders, our business may suffer because our partners will not have significant demand for our services. We invest substantial resources to train our information technology professionals regarding the use and features of our partners' software, and we will lose this investment if our partners fail.

We have agreed not to perform services for competitors of our partners, which limits our potential market.

    We have agreed with each of our partners not to perform services for their competitors. These non-compete agreements substantially reduce the number of our prospective partners. In addition, these agreements increase the importance of our partner selection process, because many of our partners compete in markets where only a limited number of companies gain significant market share. If we agree not to perform services for a particular partner's competitors and our partner fails to gain meaningful market share, we are unlikely to receive future material revenues in that particular market.

We may not grow, or we may be unable to manage our growth.

    Our success will depend on our ability to rapidly expand the number of partners and teams of information technology professionals. However, we may not grow as planned or at all. If we do grow, our growth will place significant strains on our management personnel and other resources. For example, it will be difficult to manage information technology professionals who will be widely dispersed around the country. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could harm our business.

Our management team may not be able to work together effectively to implement our business plan.

    We have recently hired many of our current executive officers to establish a team to manage our operations. These newly hired officers include our Chief Executive Officer, hired in April 1999, our Chief Financial Officer, hired in April 1999, and our Chief Technology Officer, hired in May 1999. These individuals have not worked together previously and are in the process of integrating as a management team. Their failure to work together effectively would seriously harm our ability to carry out our business plan.

We may not be able to attract and retain information technology professionals, which could affect our ability to compete effectively.

    Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate and manage highly skilled information technology professionals. Because of the recent rapid growth of the Internet, individuals who can perform the services we offer are scarce and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. Any inability to attract, train and retain highly skilled information technology professionals would impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our success will depend on retaining our senior management team and key technical personnel.

    We believe that our success will depend on retaining our senior management team and key technical personnel, including our President, Bryan Menell, and our Chief Executive Officer, John T. McDonald. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining our partners. If any of these people stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These people would be difficult to replace, and losing them could seriously harm our business. We do not currently maintain key-man insurance for these people.

Our quarterly operating results will be volatile and may cause our stock price to fluctuate.

    Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. These quarterly fluctuations have been and will continue to be based on a number of factors, including:

    - The number and types of projects that we undertake;

    - Our ability to attract, train and retain skilled management and information technology professionals;

    - Our employee utilization rates, including our ability to transition our information technology professionals from one project to another;

    - Changes in our pricing policies;

    - Our ability to manage costs; and

    - Costs related to acquisitions of other businesses.

    In addition, many factors affecting our operating results are outside of our control, such as:

    - Demand for Internet software;

    - End-user customer budget cycles;

    - Changes in end-user customers' desire for our partners' products and our services;

    - Pricing changes in our industry;

    - Government regulation and legal developments regarding the use of the Internet; and

    - General economic conditions.

    Although we have limited historical financial data, we expect that we will experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 will typically be lower than our other quarters because there are fewer billable days in this quarter due to vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

We face risks associated with finding and integrating acquisitions.

    Our success will depend in part on our ability to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully. Acquisitions would involve a number of potential additional risks, including:

    - Adverse effects on operating results from increased goodwill amortization, acquired in-process research and development, stock compensation expense and increased compensation expense attributable to newly hired employees;

    - Diversion of management attention from other aspects of our business;

    - Failure to retain acquired personnel;

    - Harm to our reputation if an acquired company performs poorly; and

    - Assumption of liabilities of acquired companies, including potentially hidden liabilities.

Year 2000 risks may harm our business.

    In less than four months, computer systems and software used by many companies will need upgrading to operate properly in the Year 2000 and beyond. Our and our partners' efforts to comply with the Year 2000 requirements may be unsuccessful, and Year 2000 compliance by our partners' end-user customers may reduce our partners' revenues and need for our services.

    We are in the early stages of conducting a survey of our partners as to the Year 2000 compliance of their software. If we implement our partners' software that is not Year 2000 compliant, we may have liability to their end-user customers. Any such litigation, regardless of merit, could result in substantial costs and a diversion of our management's attention away from the operation of our business.

    We believe that our internal systems are currently Year 2000 compliant. However, the failure of our internal systems to operate without Year 2000 complications could harm our business and require us to incur significant unanticipated expenses to remedy any problems. In addition, we are subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related service interruptions.

    Many current or potential end-user customers of our partners and potential partners are expending significant resources to make their current systems Year 2000 compliant. Such expenditures may reduce the funds available to purchase our partners' software and pay for our implementation services in connection with such software.

    Any of the above factors could harm our business and adversely affect our operating results.

                         Risks Relating to Our Industry

We focus solely on companies in the market for Internet software.

    Our business is dependent upon continued growth in the use of the Internet to fuel the growth in the amount of Internet software sold by our partners and prospective partners and used by their end-user customers. If use of the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Any downturn in the market for Internet software would harm our business, financial condition and operating results.

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing partner requirements.

    Rapidly changing technology, evolving industry standards and changing partner needs are common in the Internet professional services market. Accordingly, our future success will depend, in part, on our ability to:

    - effectively use leading technologies;

    - continue to develop our strategic and technical expertise;

    - enhance our current services;

    - develop new services that meet changing partner and end-user customer needs;

    - advertise and market our services; and

    - influence and respond to emerging industry standards and other technological changes.

    We must accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition or results of operations.

Our market is highly competitive and has low barriers to entry.

    The market for services to Internet software companies is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Many of our current and potential competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industry and marketing resources than we do. This may place us at a disadvantage to our competitors.

                    Risks Relating to Ownership of Our Stock

We are controlled by our officers and directors, which could result in our taking actions that other stockholders do not approve.

    Our executive officers, directors and 5% and greater stockholders beneficially own or control approximately 68% of the voting power of our company. These persons, if they were to act together, would be in a position to elect and remove directors and control the outcome of most matters submitted to stockholders for a vote. Additionally, these persons would be able to significantly influence any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquiror from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

It may be difficult for another company to acquire us, and this could depress our stock price.

    Provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

We may need to raise additional capital that may not be available on satisfactory terms.

    We anticipate that the net proceeds of our recent initial public offering will be sufficient to fund our operations and capital requirements for at least 12 months following the offering. After that, we may need to raise additional funds. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

    - open new offices;

    - hire, train and retain employees;

    - respond to competitive pressures or unanticipated requirements; or

    - pursue acquisition opportunities.

Our common stock could be delisted from the Nasdaq SmallCap market and the Boston Stock Exchange, which would make trading in our stock more difficult.

    Our common stock is listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. However, our shares could be subsequently delisted, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, the price of our shares. Delisting may also reduce the visibility, liquidity and price of our common stock.

    If our common stock is delisted from the Nasdaq SmallCap Market and does not trade on another national securities exchange, we may become subject to "penny stock" regulations that impose additional sales practice disclosure and market making requirements on broker-dealers who sell or make a market in our stock. In such instance, the rules of the Securities and Exchange Commission would generally define "penny stock" to be common stock that has a market price of less than $5.00 per share. If our stock becomes subject to penny stock regulations, it would adversely affect the ability and willingness of broker-dealers who sell or make a market in our common stock and of investors to sell our stock in the secondary market.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

    At June 30, 1999, we had approximately $33,000 in a non-interest bearing checking account. The effect of changes in interest rates of +/- 10% over a six month horizon would have no effect on the fair market value of the portfolio.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         We are currently not a party to any material legal proceedings. We received a demand letter from a company claiming that our Web Site induces patent infringement by others and requesting that we enter into a license agreement with the company that could require us to pay up to $150,000. We believe the claim is without merit.


Item 2.  Changes in Securities and Use of Proceeds.

         The effective date of the registration statement for our initial public offering, filed on Form SB-2 under the Securities Act of 1933, as amended (File No. 333-78337), was July 28, 1999. The class of securities offered and sold pursuant to the registration statement was common stock. The offering commenced on July 29, 1999 and and the proceeds therefrom were received August 3, 1999. The managing underwriter for the offering was Gilford Securities. Accordingly, we did not have the proceeds from the offering during the quarter ended June 30, 1999.

           In the offering, we sold 1,000,000 shares of our common stock for an aggregate offering price of $8.0 million. We incurred expenses of approximately $1.6 million, of which approximately $1.0 million represented underwriting discount and a non-accountable expense allowance payable to the underwriter and approximately $.6 million represented other expenses related to the offering. The net offering proceeds to us after total expenses was approximately $6.4 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In the quarter ended June 30, 1999, the following matters were submitted to our security holders:

         In May 1999, prior to our initial public offering, we solicited and obtained the approval of our stockholders through a Written Consent of Stockholders to approve our 1999 Option Plan, our 1999 Employee Stock Purchase Plan and a form of Indemnification Agreement for indemnification of directors and executive officers. The number of shares for which consent was received was 2,500,000 representing 100% of the 2,500,000 shares outstanding at that time.

         In May 1999, prior to our initial public offering, we solicited and obtained the approval of our stockholders through a Written Consent of Stockholders to amend and restate our Certificate of Incorporation. The number of shares for which consent was received was 2,500,000 representing 100% of the 2,500,000 shares outstanding at that time.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
No.                    Description
-------                -----------

27             Financial Data Schedule


(b)      Reports on Form 8-K.

         During the quarter ended June 30, 1999, we did not file any Current Report on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERFICIENT, INC.


Dated: September 10, 1999          /s/ John T. McDonald
                                   --------------------------------------------
                                   John T. McDonald, Chief Executive
                                   Officer (Principal Executive Officer)


Dated: September 10, 1999          /s/ John A. Hinners
                                   --------------------------------------------
                                   John A. Hinners, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------
No.                   Description
---                   -----------

27             Financial Data Schedule