Form 10QSB
period 1999-09-30
PERFICIENT INC
filed 1999-11-01
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED SEPTEMBER 30,
                                      1999

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

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 3,500,000.

                                PERFICIENT, INC.

                                      INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                       Page No.
                                                                       -------
Part I.  Financial Information

Item 1.      Balance Sheets as of September 30, 1999 (unaudited)
             and December 31, 1998                                           3

             Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998 (unaudited)            4

             Statements of Cash Flows for the three and nine
             months ended September 30, 1999 and 1998 (unaudited)            5

             Notes to Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk      19

Part II. Other Information

Item 1.      Legal Proceedings                                              20

Item 2.      Changes in Securities and Use of Proceeds                      20

Item 4.      Submission of Matters to a Vote of Security Holders            21

Item 6.      Exhibits and Reports on Form 8-K                               22

Signature                                                                   23

Exhibit Index                                                               24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                PERFICIENT, INC.

                                 BALANCE SHEETS

                                                                           September 30, 1999   December 31, 1998
                                                                           --------------------------------------
                                                                               (unaudited)
ASSETS
    Current assets:
      Cash                                                                     $ 5,800,101           $    22,996
      Accounts receivable, net of allowance for doubtful accounts of
      $46,974 as of September 30, 1999 and $0 as of December 31, 1998            1,005,756               164,961
      Other current assets                                                          43,846                     0
                                                                           --------------------------------------
    Total current assets                                                         6,849,703               187,957
    Property and equipment, net                                                     49,024                42,050
    Other noncurrent assets                                                         80,615                     0
                                                                           --------------------------------------
Total assets                                                                   $ 6,979,342           $   230,007
                                                                           --------------------------------------
                                                                           --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
    Current liabilities:
      Accounts payable                                                         $   236,042           $    18,640
      Other current liabilities                                                    183,757                31,858
                                                                           --------------------------------------
    Total current liabilities                                                      419,799                50,498
    Deferred income tax                                                              1,350                 1,350
                                                                           --------------------------------------
    Total liabilities                                                              421,149                51,848
    Stockholders' equity:
      Common Stock, $.001 par value; 20,000,000 shares authorized;
      3,500,000 and 2,000,000 issued and outstanding at September 30,
      1999 and December 31, 1998, respectively                                       3,500                 2,000
      Additional paid-In capital                                                 7,779,071               148,000
      Unearned stock compensation                                                 (171,000)                    0
      Retained earnings (deficit)                                               (1,053,378)               28,159
                                                                           --------------------------------------
    Total stockholders' equity                                                   6,558,193               178,159
                                                                           --------------------------------------
Total liabilities and stockholders' equity                                     $ 6,979,342           $   230,007
                                                                           --------------------------------------
                                                                           --------------------------------------


See accompanying notes to interim financial statements.

                                PERFICIENT, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                          Nine Months Ended
                                              -----------------------------------------------------------------------------
                                              SEP 30, 1999          SEP 30, 1998         SEP 30, 1999          SEP 30, 1998
                                              -----------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Consulting revenues
     Consulting fees                          $   825,216           $   312,500          $ 1,596,573           $   448,200
     Reimbursable expenses                        167,356                56,092              319,556                92,734
                                              -----------------  -------------------  -------------------  ----------------
     Consulting revenues                          992,572               368,592            1,916,129               540,934
Cost of consulting revenues
     Direct costs                                 264,217                84,114              617,168               150,932
     Reimbursable expenses                        171,377                57,074              324,838                93,716
                                              -----------------  -------------------  -------------------  ----------------
     Cost of consulting revenues                  435,594               141,188              942,006               244,648
                                              -----------------  -------------------  -------------------  ----------------
Gross margin                                      556,978               227,404              974,123               296,286

Selling, general and administrative               689,306                84,372            1,122,994               177,687
Stock compensation                                 19,000                     0              937,000                     0
                                              -----------------  -------------------  -------------------  ----------------
Income (loss) before income taxes             $  (151,328)          $   143,032          $(1,085,871)          $   118,599
Provision (benefit) for income taxes                    0                59,884               (4,335)               50,844
                                              -----------------  -------------------  -------------------  ----------------
Net Income (loss)                             $  (151,328)          $    83,148          $(1,081,536)          $    67,755
                                              -----------------  -------------------  -------------------  ----------------
                                              -----------------  -------------------  -------------------  ----------------

Net income (loss) per share                   $     (0.04)          $      0.04          $     (0.38)          $      0.04
                                              -----------------  -------------------  -------------------  ----------------
                                              -----------------  -------------------  -------------------  ----------------


See accompanying notes to interim financial statements.

                                PERFICIENT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended                   Nine Months Ended
                                                       ---------------------------------------------------------------------
                                                       Sep 30, 1999       Sep 30, 1998       Sep 30, 1999       Sep 30, 1998
                                                       ---------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                      $  (151,328)       $    83,148        $(1,081,536)       $    67,755
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations:
     Depreciation                                            5,955              3,806             15,693              7,477
     Non-cash compensation                                  19,000                  0            937,000                  0
     Changes in operating assets and liabilities
        Accounts receivable                               (515,869)          (116,750)          (840,795)          (194,292)
        Other current assets                               (43,546)                 0            (43,846)               911
        Other noncurrent assets                            (75,615)            16,052            (80,615)             7,012
        Offering Expenditures                              182,876                  0                  0                  0
        Accounts payable                                    74,434                  0            217,402                  0
        Other liabilities                                  104,329             48,415            151,898             65,923
                                                       -----------------------------------  --------------------------------
Net cash provided by (used in) by operating               (399,764)            34,671           (724,799)           (45,214)
activities

INVESTING ACTIVITIES
Purchase of property and equipment                          (7,400)           (16,124)           (22,667)           (34,979)
                                                       -----------------------------------  --------------------------------
Net cash used in investing activities                       (7,400)           (16,124)           (22,667)           (34,979)

FINANCING ACTIVITIES
     Proceeds from shareholder loan                              0                  0            100,400             44,297
     Payments on shareholder loan                         (100,000)              (350)          (100,400)              (350)
     Proceeds from short-term borrowings                   249,855                  0            702,273                  0
     Payments on short-term borrowings                    (249,855)                 0           (702,273)                 0
     Proceeds from stock issuances, net                  6,274,571             33,000          6,524,571            100,000
                                                       ---------------------------------------------------------------------
Net cash provided by financing activities                6,174,571             32,650          6,524,571            143,947
                                                       ---------------------------------------------------------------------
Increase in Cash                                         5,767,407             51,197          5,777,105             63,754
Cash at beginning of period                                 32,694             33,081             22,996             20,524
                                                       ---------------------------------------------------------------------
Cash at end of period                                  $ 5,800,101        $    84,278        $ 5,800,101        $    84,278
                                                       ---------------------------------------------------------------------
                                                       ---------------------------------------------------------------------


See accompanying notes to interim financial statements.

                                PERFICIENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-78337) for the fiscal year ended December 31, 1998. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2.   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Net Earnings (Loss) Per Share

     The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net earnings (loss) per share is computed by dividing the earnings
(loss) available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted earnings (loss) per share excludes shares that are subject to issuance if the effect is antidilutive. Shares subject to issuance include Common Stock subject to repurchase rights and shares of Common Stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the periods:

                                                       Three Months Ended                   Nine Months Ended
                                                ---------------------------------------------------------------------
                                                Sep 30, 1999       Sep 30, 1998     Sep 30, 1999         Sep 30, 1998
                                                ---------------------------------------------------------------------
                                                 (unaudited)        (unaudited)      (unaudited)          (unaudited)
Numerator:
     Income (loss) from continuing
     operations-numerator for basic
     earnings per share                         ($  151,328)       $    83,148       ($1,081,536)       $    67,755

Denominator:
     Denominator for basic earnings per
     share-weighted average shares                3,500,000          2,000,000         2,833,333          1,666,667
     Effect of dilutive securities: stock
     options                                             --            130,000                --             77,777
                                                ---------------  -----------------  ----------------  ---------------
     Denominator for diluted earnings per
     share-weighted average shares                3,500,000          2,130,000         2,833,333          1,744,444
                                                ---------------  -----------------  ----------------  ---------------
                                                ---------------  -----------------  ----------------  ---------------

     Basic earnings (loss) per share:           ($     0.04)       $      0.04       ($     0.38)       $      0.04
                                                ---------------  -----------------  ----------------  ---------------
                                                ---------------  -----------------  ----------------  ---------------

     Diluted earnings per share:                         --        $      0.04                --        $      0.04
                                                ---------------  -----------------  ----------------  ---------------
                                                ---------------  -----------------  ----------------  ---------------

4.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 130, Reporting Comprehensive Income. The Company adopted SFAS 130 during the year ended December 31, 1998. There was no impact to the reported results of operations of the Company as a result of the adoption of SFAS 130, as there was no difference between net income (loss) and comprehensive income (loss).

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

5.   Balance Sheet Components

                                 September 30,  December 31,
                                     1999           1998
                                ----------------------------
                                 (unaudited)
Other current assets:
Other receivables                   $ 41,011       $      0
Employee advances                      2,835              0
                                -------------  -------------
                                    $ 43,846       $      0
                                -------------  -------------
                                -------------  -------------

Other noncurrent assets:
Notes receivable                    $  5,000       $      0
Prepaid expenses                      75,615              0
                                -------------  -------------
                                    $ 80,615       $      0
                                -------------  -------------
                                -------------  -------------

Other current liabilities:
Accrued expenses                    $117,872       $ 12,639
Income tax payable                     3,081         19,219
Payroll liability                     62,804              0
                                -------------  -------------
                                    $183,757       $ 31,858
                                -------------  -------------
                                -------------  -------------

6.   Related Party Transaction

     In June 1999, the Company borrowed $100,000 from a shareholder. This loan was repaid in July 1999 including accrued interest at 8%.

7.   Initial Public Offering

         In July 1999, the Company completed its initial public offering of 1,000,000 shares of Common Stock and realized proceeds, net of underwriting discounts, commissions and other costs of the offering, of approximately $6.3 million.

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

    We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During the first four months of 1999, we established partner relationships with three additional Internet software companies. Most of our revenues for the near future are expected to be derived from Vignette with much smaller portions derived from these newer partner relationships. In May 1999 we began generating revenue from our partnership with Interwoven, Inc., with total approximate revenues in the quarter ending September 30 of approximately $74,000. We have had no revenues from our other partners. As a result, our revenues and operating results are subject to substantial variations based on Vignette's sales and the frequency with which we are chosen to perform services for Vignette's end-user customers. Our agreement with Vignette may be terminated at any time by Vignette or by us. The agreement does not obligate Vignette to use our services for any minimum amount or at all, and Vignette may use the services of our competitors. Nevertheless, we are restricted, for as long as the agreement is in place, from performing services for Vignette's competitors.

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

    The number of information technology professionals who have agreed to perform services for the Company has increased from zero at December 31, 1997 to eight at December 31, 1998 and to 25 at September 30, 1999. We expect our number of information technology professionals to grow significantly during the next 12 months. Mr. John T. McDonald, our Chief Executive Officer, began receiving a salary on August 1, 1999. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    Consulting Revenues. Revenues increased from $541,000 for the nine months ended September 30, 1998 to $1,916,000 for the nine months ended September 30, 1999. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. We commenced revenue generating activities during the first nine months of 1998, and therefore, revenues were limited during such period. Our revenues for the nine months ended September 30, 1999 consisted of $1,597,000 in fees generated by our information technology professionals and $320,000 of reimbursable expenses. During the nine month period ended September 30, 1999, 94% of our revenues came from Vignette.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $245,000 for the nine months ended September 30, 1998 to $942,000 for the nine months ended September 30, 1999. The number of information technology professionals who have agreed to perform services for the Company increased from six for the nine months ended September 30, 1998 to 25 for the nine months ended September 30, 1999.

    Gross Margin. Gross margin increased from $296,000 for the nine months ended September 30, 1998 to $974,000 for the nine months ended September 30, 1999. Gross margin as a percentage of consulting revenues was 51% for the nine months ended September 30, 1999 and the margin of consulting fees over direct costs of consulting fees, without respect to reimbursable expenses, was 61%.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $178,000 for the nine months ended September 30, 1998 to $1,123,000 for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

    Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $57,000 in non-cash compensation expense during the nine month period ended September 30, 1999 relating to the vesting of these options. Total non-cash compensation expense for the nine month period ended September 30, 1999 was $937,000.

    THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

    Consulting Revenues. Consulting revenues increased from $369,000 for the three months ended September 30, 1998 to $993,000 for the three months ended September 30, 1999. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. Our revenues for the three months ended September 30, 1999 consisted of $825,000 in fees generated by our information technology professionals and $167,000 of reimbursable expenses. During the three month period ended September 30, 1999, 93% of our revenues came from Vignette.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $141,000 for the three months ended September 30, 1998 to $436,000 for the three months ended September 30, 1999. The number of information technology professionals who have agreed to perform services for the Company increased from 14 for the three months ended June 30, 1999 to 25 for the three months ended September 30, 1999.

    Gross Margin. Gross margin increased from $227,000 for the nine months ended September 30, 1998 to $557,000 for the nine months ended September 30, 1999. Gross margin as a percentage of consulting revenues was 56% for the nine months ended September 30, 1999 and the margin of consulting fees over direct costs of consulting fees, without respect to reimbursable expenses, was 68%.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $84,000 for the three months ended September 30, 1998 to $689,000 for the three months ended September 30, 1999. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

    Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $19,000 in non-cash compensation expense during the three month period ended September 30, 1999 relating to the vesting of options.

LIQUIDITY AND CAPITAL RESOURCES

    We raised approximately $6.3 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock and facilitate future access to public markets. Pending the use of proceeds, we have invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to the offering, we have financed our operations primarily through equity financings and bank borrowings. Through June 30, 1999, we raised $400,000 from private sales of our common stock.

    We have a factoring agreement with Silicon Valley Bank, which allows us to borrow up to $1,000,000 against our qualifying accounts receivables. Borrowings under this agreement, which expires July 1, 2000, bear interest at the bank's prime rate. In connection with this bank agreement, we issued warrants to acquire up to 3,750 of our common stock at $8 per share. As of September 30, 1999, there were no borrowings under this loan agreement. As of June 30, 1999 we were loaned $100,000 by a shareholder, which was repaid in July 1999 including accrued interest at 8%, prior to the public offering.

     Cash provided by operations for the quarter ended September 30, 1998 was $48,000 and cash used by operations for the quarter ended September 30, 1999 was $583,000. As of September 30, 1999, we had $5,800,000 in cash and working capital of $6,430,000. On August 3, 1999, our initial public offering was completed and our cash increased by approximately $6.3 million. We anticipate that the net proceeds of our initial public offering will be sufficient to fund our operations and capital requirements for at least 12 months following the offering. However, because of our expansion and growth plans and the increased spending that will accompany any growth, we expect to experience operating losses and negative cash flow from operations during 1999. The timing and amount of our capital requirements will depend on a number of factors, including demand for our services, the need to develop new partner relationships, competitive pressures and the availability of complementary businesses that we may wish to acquire.

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

     Since third parties developed the operating, financial and administrative systems that we use, steps will be taken to ensure that these third-party systems are Year 2000 compliant. We plan to confirm this compliance through a combination of representations by these third parties of their products' Year 2000 compliance and specific testing of these systems. We plan to complete this process during the 4th quarter of 1999. Until such testing is completed, we will not be able to completely evaluate whether our systems will need to be revised or replaced.

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

     Vignette Corporation accounted for 91% of our revenue during 1998 and 94% of our revenue during the nine months ended September 30, 1999. Any termination of our relationship with Vignette would have a material adverse effect on our operating results and financial condition. Vignette only retains our services on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for itself. Therefore, any downturn in Vignette's business or any shift in its decisions to continue to use our services could also result in substantially reduced sales by us.

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

Year 2000 risks may harm our business.

     In less than three months, computer systems and software used by many companies will need upgrading to operate properly in the Year 2000 and beyond. Our and our partners' efforts to comply with the Year 2000 requirements may be unsuccessful, and Year 2000 compliance by our partners' end-user customers may reduce our partners' revenues and need for our services.

     We are in the last stages of conducting a survey of our partners as to the Year 2000 compliance of their software. If we implement our partners' software that is not Year 2000 compliant, we may have liability to their end-user customers. Any such litigation, regardless of merit, could result in substantial costs and a diversion of our management's attention away from the operation of our business.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

     At September 30, 1999, approximately $5.8 million of our cash, cash equivalents and investment portfolio carried maturities of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of plus or minus 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are currently not a party to any material legal proceedings. We received a demand letter from a company claiming that our Web Site induces patent infringement by others and requesting that we enter into a license agreement with the company that could require us to pay up to $150,000. We believe the claim is without merit and intend to vigorously defend such claim.

Item 2.  Changes in Securities and Use of Proceeds.

     The effective date of the registration statement for our initial public offering, filed on Form SB-2 under the Securities Act of 1933, as amended (File No. 333-78337), was July 28, 1999. The class of securities offered and sold pursuant to the registration statement was common stock. The offering commenced on July 29, 1999 and the proceeds therefrom were received August 3, 1999. The managing underwriter for the offering was Gilford Securities.

     In the offering, we sold 1,000,000 shares of our common stock for an aggregate offering price of $8.0 million. We incurred expenses of approximately $1.7 million, of which approximately $1.0 million represented underwriting discount and a non-accountable expense allowance payable to the underwriter and approximately $.7 million represented other expenses related to the offering. The net offering proceeds to us after total expenses was approximately $6.3 million.

     During the quarter ended September 30, 1999, we used approximately $500,000 of the proceeds for recruiting, training and equipping information professionals, expanding our technology infrastructure, sales and marketing expenses, expanding our physical facilities, repayment of accounts payable, and general corporate purposes, including working capital. A portion of the proceeds in the future may also be used for the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds of this offering in investment grade, interest-bearing securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

     In the quarter ended September 30, 1999, the following matters were submitted to our security holders:

     In July 1999, prior to our initial public offering, we solicited and obtained the approval of our stockholders, through a Written Consent of Stockholders, to amend our 1999 Stock Option/Stock Issuance Plan to authorize the issuance of up to 700,000 options, inclusive of all options issued prior to the inception of the plan. The effect of the amendment was to enable us to grant any options that had previously been granted and were subsequently forfeited as newly issued options under the plan.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
No.                    Description
-------                -----------
27             Financial Data Schedule


(b)  Reports on Form 8-K.

     During the quarter ended September 30, 1999, we did not file any Current Report on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERFICIENT, INC.


Dated: November 1, 1999            /s/ John T. McDonald
                                   ------------------------------------------
                                   John T. McDonald, Chief Executive
                                   Officer (Principal Executive Officer)


Dated: November 1, 1999            /s/ John A. Hinners
                                   ------------------------------------------
                                   John A. Hinners, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index

No.                   Description
---                   ------------
27             Financial Data Schedule