Form 10KSB
period 1999-12-31
PERFICIENT INC
filed 2000-03-31
CIK 1085869

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999
Commission File Number: 1-15169

                                PERFICIENT, INC.
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                                 74-2853258
               --------                                 ----------
     (State or Other Jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

7600B North Capital of Texas Highway, Suite 220
Austin, Texas                                              78731
-----------------------------------------                  -----
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (908) 688-4445

   Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

      Title of Class                            Name of each exchange on which
                                                         registered:
Common Stock, $.001 par value                   Boston Stock Exchange
-----------------------------                   ---------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                          -----------------------------
                                (Title of Class)

                                     ----------------------------
                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Registrant's revenues for its most recent fiscal year were $3,154,936

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.)

                        $44,379,720 AS OF MARCH 27, 2000

Number of shares of common stock outstanding as of MARCH 27, 2000:  4,065,047

Transitional Small Business Disclosure Format: Yes |_| No |X|

PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-KSB: None

================================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

         We provide virtual professional services organizations to Internet software companies. A virtual professional services organization is a dedicated team of information technology professionals that plans, manages and executes the installation, or implementation, of complex software products. This allows the Internet software companies we work with to focus on their core business of improving and selling their software by outsourcing services delivery to expert, highly scalable Perficient teams that function as an extension of their organization. We believe this enables our partners to bring products to market faster and respond more quickly to their end-user customer needs, which helps them achieve success in the marketplace.

         We refer to the Internet software companies with which we work as "partners." Our partners license their Internet software products to their end-user customers. We then deploy a team that implements the licensed software products by

         -        analyzing end-user customer goals and requirements,

         -        defining the scope of the implementation project,

         -        designing a project plan, and

         - installing, configuring, implementing and integrating our partner's Internet software products.

         We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. In addition to Vignette, we have established partner relationships with Motive Communications, Inc., a support chain automation software company and Plumtree Software, the founder and leader of the corporate portal market.

INDUSTRY BACKGROUND AND LIMITATIONS OF TRADITIONAL APPROACHES

         Increasing numbers of individuals and businesses now use the Internet to search for information, communicate with others, conduct business and seek entertainment. With the recent explosion of Internet activity, an industry of Internet software companies has emerged. These companies develop software to perform or support Web-enabled interaction, whether between businesses or between businesses and consumers. We focus on the Internet software market because we believe that Internet software exhibits the high-growth, intense competition and short product lifecycles that create a demand for our services.

         Internet software includes software designed to facilitate, among others, the following tasks:

         - CUSTOMER RELATIONSHIP MANAGEMENT-manages the relationship that a consumer has with a business over the Internet.

         - ELECTRONIC COMMERCE-allows people to purchase goods and services over the Internet.

         - SITE VALUE ANALYSIS-collects and analyzes customer interactions with the Internet in order to customize the behavior of the Web-site the next time the customer visits.

         - MARKETING AUTOMATION-enables marketing campaigns over the Internet (or through e-mail) to attract or retain potential customers to a Web site.

         - PROCESS KNOWLEDGE MANAGEMENT-manages and presents business knowledge to Internet users.

         - CUSTOMER SUPPORT-allows Internet users to support themselves and resolve their own issues by presenting knowledge and information to them in text, video and audio.

         -        e-MAIL MANAGEMENT-manages high volume e-mail traffic.

         - ELECTRONIC BILLING MANAGEMENT-presents bills to customers through the Internet, thereby decreasing billing costs and improving cash management.

         Internet software requires substantial configuration in order for the user to realize its full benefits because each business user has its own unique requirements, infrastructure and business processes. Emerging Internet software companies which are focused on product innovation may not be inclined or able to devote resources to integrate and implement their software with a customer's existing computer systems and software. To address the need to have their products properly implemented, software companies have tried several alternatives:

         - hire and maintain an in-house professional services organization;

         -        employ various individual independent contractors; and

         -        engage large consulting firms.

         These alternatives present a variety of problems. Hiring and maintaining an in-house staff of information technology professionals requires a significant investment of time and money. It also increases a company's fixed personnel costs so that any downturn in the software company's business will result in greater losses because these costs cannot be reduced to match revenues in the short term. Managing a group of independent contractors also requires a significant amount of time and results may be unpredictable. Large consulting firms may be expensive and it is our belief that these firms may only find it attractive to provide services when technology has become widely used. Furthermore, we believe that large consulting firms may work with several competing software companies, raising concerns over loyalty and confidentiality.

OUR SOLUTION

         We believe that the growing markets for Internet software combined with the limitations of these alternatives combine to create a significant market opportunity. Our virtual professional services organizations provide the following advantages to our partners:

         - REDUCED COSTS. Each of our partners may save money by minimizing the size of its in-house professional services organization. We expect to be able to manage fluctuations in services demand associated with any one partner if we can develop a portfolio of Internet software partners. We can reallocate its information technology professionals as our partners' needs change.

         - ALIGNED INCENTIVES. We intend to invest a significant amount of time in each of our partners and, by virtue of our assignments being likely to increase if their business grows, we will have a vested interest in their success. We have agreed in the past and may agree in the future to not work for our partners' competitors.

         - DEDICATED INFORMATION TECHNOLOGY PROFESSIONALS. We intend to dedicate a team of information technology professionals to master each particular partner's software products, enabling them to provide higher quality of service to our partners and their end-user customers. If we can provide services across a spectrum of software customers, we can harvest best practices knowledge, build development frameworks to increase productivity, generate a project delivery methodology and create a learning organization in a way that a group of unaffiliated independent contractors cannot.

         - FOCUS ON CORE BUSINESS. Our partners can remain focused on their core business of developing and selling high-quality software, while leveraging a small, focused internal services organization across more customers with better success than building and maintaining a large internal full-time staff.

OUR STRATEGY

         Our objective is to become the leading provider of virtual professional service organizations to rapidly growing Internet software companies. To achieve this objective, our strategy is to:

FOCUS ON HIGH-GROWTH, SERVICE-INTENSIVE SEGMENTS OF THE INTERNET SOFTWARE MARKET

         We view Internet software as the most attractive sector of the software industry. Within the Internet software market, we will try to identify segments that we believe will grow rapidly and will require significant services. We focus on Internet software so that we can more readily acquire leading-edge specialized skills that are in high demand in the marketplace. We intend to leverage our accumulated technical talent and stay current on the best methodology for solving problems that are consistently encountered in the Internet software arena.

ESTABLISH PARTNER RELATIONSHIPS WITH EMERGING LEADERS IN IDENTIFIED HIGH-GROWTH SEGMENTS

         Once we identify an attractive segment of the Internet software market, we will focus on establishing a partner relationship with an emerging leader in that segment. We will initially identify potential partners before their products are accepted as mainstream. If any partner's products meet with widespread success, we will have the benefit of a pre-existing dedicated team, established working relationship and strong track record of success. We believe these factors will allow us to compete effectively with larger consulting firms.

BUILD A NATIONAL INFRASTRUCTURE TO LEVERAGE ECONOMIES OF SCALE

         Each virtual professional services organization will utilize the services of the centralized corporate support structure. This will allow our information technology professionals to remain focused on generating revenue. These economies of scale include centrally-provided services such as business development programs, partner support assistance, human resources, financial reporting and budgeting, performance appraisals and a standardized program to design, build and share institutional knowledge regarding the best practices for various applications.

BUILD AND ACQUIRE A PORTFOLIO OF HIGH-GROWTH, LOW OVERHEAD DEDICATED BOUTIQUE VIRTUAL PROFESSIONAL SERVICES ORGANIZATIONS

         Our strategy is to build, through both internal growth and acquisitions, a portfolio of boutique virtual professional services organizations, each dedicated to deploying the products of a particular Internet software partner. We believe that we may improve the performance of any acquired companies by relieving them of many of the administrative burdens of running their business, such as human resources, financial reporting and budgeting, performance appraisals and knowledge sharing.

         Our success will depend in part on our ability to identify suitable acquisition candidates, acquire those companies on acceptable terms and integrate their operations successfully. Acquisitions would involve a number of potential additional risks to us, including: adverse effects on operating results from increased goodwill amortization, acquired in-process research and development, stock compensation expense and increased compensation expense attributable to newly hired employees; diversion of management attention from other aspects of our business; failure to retain acquired personnel; harm to our reputation if an acquired company performs poorly; and assumption of liabilities of acquired companies, including potentially hidden liabilities.

SERVICES AND SUPPORT

         Our partners license their Internet software products to their end-user customers. We then deploy a team that analyzes the end-user customer goals and requirements, defines the scope of the implementation project, designs a project plan and installs, configures, implements and integrates its partner's Internet software products. In connection with providing our services, we may perform the following activities:

         - PROJECT SCOPING-define end-user customer's broad goals for the software.

         - PROJECT DEFINITION-document in detail the specific business requirements.

         - GAP ANALYSIS-determine the gap between what the partner's software product does when installed and the end-user customer's specific business requirements.

         - PROJECT PLANNING-create a detailed work plan that defines specific tasks, timelines, human resources, costs and contingencies.

         - IMPLEMENTATION-configure the partner's software and write new software programs to adapt its partner's software to the end-user customer's needs.

         - COMPONENT TESTING-test the installed software at the individual component level.

         - INTEGRATION-write new software programs to allow the partner's software to communicate with the end-user customer's existing information system.

         - SYSTEM TESTING-test the installed software on a system-wide level.

         - TRAINING-teach the end-user customer's personnel how to operate the partner's software.

         - MONITORING-monitor the performance of the software over the initial period following deployment.

         In addition to implementation and integration services, we also provide formal feedback to our partners. This enables them to improve their products so they may be deployed more rapidly and with higher quality.

OUR PARTNERS

         We established our first partner relationship with Vignette in April 1998. Vignette is a leading provider of Internet relationship management software designed to enable businesses to create interactive Web sites. When retained by Vignette, we adapt Vignette's software to its end-user customer's needs. Vignette works with a variety of partners worldwide in the areas of systems integration, consulting, reselling and technology integration. During 1999, Vignette accounted for 96% of our revenue.

         Our arrangement with Vignette allows Vignette to issue assignment orders to us, but they are not committed to use our services. We are paid for time and materials and are reimbursed for expenses. The agreement may be terminated by Vignette or us at any time upon minimal notice. Upon termination, we remain obligated to complete any unfinished assignments. The agreement also provides that we will not work for Vignette's competitors and neither party may hire the other party's employees. Our Chairman of the Board, Steven
G. Papermaster, sits on the Board of Directors of Vignette.

         In addition to Vignette, we have added active relationships with Motive Software, a provider of support chain automation; Ventix, a provider of knowledge support software, and Plumtree Software, the founder and leader of the corporate portal market. Total 1999 revenues from partners other than Vignette totaled approximately $102,000. Our contracts with each of these companies is similar to its contract with Vignette, and none of these companies is obligated to use our services.

         Many of our potential partners that are in the early stages of development may be unable to retain our services because of financial constraints. In addition, our existing partners can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a partner defers, modifies or cancels an engagement or chooses not to retain us for additional projects, we must be able to rapidly redeploy our employees to other engagements in order to minimize under-utilization of employees and the resulting harm to its operating results.

         Our long-term success will depend on our ability to achieve satisfactory results for our partners and their end-user customers and to form long-term relationships with our partners. We have not been in operation long enough to judge whether our partners will perceive our work as benefiting their businesses or desire to form any long-term business relationships. Accordingly, we cannot assure our stockholders that our partners will call upon us again in the future. Because of our limited operating history, it is difficult to evaluate whether it will succeed in forming long-term relationships with we partners.

         Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict its revenues and operating results. Therefore, any sudden losses of customers could result in unusually severe harm to our business.

SALES AND MARKETING

         Since our partners sell their software and our services to their end-user customers, our sales and marketing consists of soliciting new partners and expanding its relationships with existing partners. Our senior management identifies attractive segments of the Internet software market and evaluates the emerging companies competing in that segment. Once we have identified a company that we believe will become a market leader within that segment, our senior management attempts to establish a partner relationship. Once a partner relationship is established, we assign a Relationship Director to interact with that partner. A Relationship Director is responsible for coordinating projects on behalf of a partner and convincing a partner to use our services more often.

         We typically encounter sales cycles ranging from two to six months from our initial meeting with a prospective partner. We also market our services by establishing informal relationships with venture capital firms, accounting firms, law firms and other service providers that work with emerging Internet software companies. These relationships help us identify and form partner relationships with emerging companies.

COMPETITION

         We compete in the Internet professional services market which is relatively new and intensely competitive. We expect competition to intensify as the market further develops and evolves. The principal competitive factors in our market include quality of service, speed of implementation, price and reputation. We believe that our competitors fall into several categories, including:

         - Systems integrators, such as Cambridge Technology Partners, Sapient Corporation, Scient Corporation and Viant Corporation;

         - Large consulting firms, such as Andersen Consulting and the consulting arms of the large accounting firms;

         - Outsourcing firms, such as Computer Sciences Corporation, Electronic Data Systems and Perot Systems;

         - Information technology staffing firms, such as Keane, Inc. and Renaissance Worldwide;

         - Internet service firms, such as Proxicom, Inc. and USWeb Corporation; and

         - In-house information technology and professional services and support departments of current and potential Perficient partners.

         In addition, there are relatively low barriers to entry into this market and we expect to face additional competition from new entrants.

         Most of our competitors have longer operating histories, larger client bases, greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be able to better attract Internet software companies to which we market our services and adapt more quickly to new technologies or evolving customer requirements. Many competitive factors are outside of our control, such as the ability of our competitors to hire, retain and motivate qualified information technology professionals.

EMPLOYEES

         Our most important assets are our information technology professionals that perform services for our partners' end-customers. We are dedicated to hiring, developing and retaining these individuals. Because our partners tend to be emerging leaders, our information technology professionals have an opportunity to work with the latest in cutting-edge information technology. We believe that this helps us recruit superior professionals, who actively seek these types of assignments. We foster professional development by training our information technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We hire information technology professionals based upon their skills and abilities, as opposed to proximity to end-user customers. We only require that our professionals live close to major metropolitan airports. This allows us to hire talented people from smaller markets and gives them project opportunities that their home city may not provide.

         Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate and manage highly skilled information technology professionals. Because of the recent rapid growth of the Internet, we have found that individuals who can perform the services it offers are scarce and it believes they are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. Any inability to attract, train and retain highly skilled information technology professionals would impair our ability to adequately manage and staff our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

         As of February 29, 2000, we had 58 full-time employees. Of our total employees, 43 were information technology professionals and 15 were involved in sales, general administration and marketing. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our employee relations are good.

                               RECENT DEVELOPMENTS

         ACQUISITION OF LOREDATA, INC. On January 3, 2000, we consummated the acquisition by way of merger of LoreData, Inc., a Connecticut corporation, with and into our wholly-owned subsidiary, Perficient Acquisition Corp., a Delaware corporation. Perficient Acquisition Corp. was the surviving corporation to the merger and continues its existence under the name, "Perficient LoreData, Inc." LoreData, Inc. was a 17 person Internet professional services firm based in New London, Connecticut. We acquired LoreData for an aggregate purchase price of (i) $385,000 in cash that was paid at closing, (ii) 30,005 shares of our common stock, par value $0.001 per share, also paid at closing, and (iii) 131,709 shares of Perficient common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000. We utilized proceeds from our initial public offering of common stock to fund the cash portion of the purchase price of LoreData.

         PRIVATE PLACEMENT. On February 7, 2000, we completed an $8.1 million private placement of common stock. We intend to use the proceeds from the private placement to further accelerate our previously announced acquisition program and for other corporate purposes. A total of 400,000 shares of common stock were issued and sold by us, resulting in gross proceeds to us of $5.6 million. John T. McDonald and Bryan R. Menell, each an officer and a director of Perficient, and David S. Lundeen, a director of Perficient, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14 per share. Gilford Securities Incorporated acted as placement agent in connection with the private placement. In addition, the Company entered into a Registration Rights Agreements with each of the purchasers pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock sold in the private placement by no later than April 30, 2000.

         ACQUISITION OF COMPETE INC. On February 16, 2000, we entered into an Agreement and Plan of Merger with Compete Inc. ("Compete"), an Illinois corporation, our wholly-owned subsidiary, Perficient Compete, Inc., a Delaware Corporation, and the Shareholders of Compete (the "Merger Agreement"). Under the Merger Agreement, Compete will merge with and into Perficient Compete, Inc., which will be the surviving corporation to the merger. Compete is an internet consulting firm that employs over fifty professionals from four locations in the United States and abroad.

         The consideration for the merger consists of (i) $3,500,000 in cash,
(ii) $2,527,500 in promissory notes to be repaid within six months following the closing, and (iii) 2,200,000 shares of common stock, of which 1,100,000 shares are subject to adjustment or forfeiture and which will be held in escrow for disposition by the escrow agent in accordance with an escrow agreement to be executed at closing. In addition, options to purchase up to 448,349 shares of Compete common stock will be converted into options to purchase up to approximately 393,415 shares of common stock of Perficient (assuming a price per share for Perficient common stock of $21.50). The shares of Perficient common stock held by Perficient stockholders immediately prior to the merger will remain unchanged by the merger. If the merger is completed, former Compete stockholders will hold a significant number of shares of Perficient common stock and several Compete officers will assume management positions with Perficient.

         We expect to close the merger with Compete by July 1, 2000. The closing of the merger, however, is conditioned upon, among other things, obtaining the consent of Perficient's stockholders. Accordingly, there can be no assurance that the acquisition will be completed.

                                  RISK FACTORS

         An investment in shares of our Common Stock involves a high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors, prior to making an investment decision, should consider carefully, in addition to the other information contained in this Report on Form 10-KSB and the documents and filings incorporated by reference into this Report (including the financial statements and notes thereto), the following factors. This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Report.

WE HAVE LOST MONEY DURING MOST OF THE QUARTERS DURING WHICH WE HAVE BEEN IN BUSINESS AND WE EXPECT TO LOSE MONEY IN THE FUTURE.

         We have incurred operating losses in most of the quarters during which we have been in business. We cannot assure you of any operating results and we will likely experience large variations in quarterly operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall.

         We expect to incur net losses at least through the end of 2000. We plan to increase our expenditure on sales and marketing, infrastructure development, personnel and general and administrative in connection with our efforts to expand our business. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, you should not view our historical growth rates as indicative of our future revenues.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

         We began our business in September 1997. We only began providing services on any significant basis in mid-1998 and primarily to only one partner. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Companies in an early stage of development frequently encounter greater risks and unexpected expenses and difficulties. Our success will depend on our ability to rapidly expand the number of partners and teams of information technology professionals. However, we may not grow as planned or at all. Many of our current and potential competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industry and marketing resources than we do. If we do not experience substantial growth, this would place us at a disadvantage to our competitors.

THE LOSS OF SALES TO VIGNETTE CORPORATION WOULD SERIOUSLY HARM OUR BUSINESS.

         Vignette Corporation accounted for 91% of our revenue during 1998 and 96% of our revenue during 1999. Any termination of our relationship with Vignette would have a material adverse effect on our operating results and financial condition. Vignette only retains our services on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for itself. Therefore, any downturn in Vignette's business or any shift in its decisions to continue to use our services could also result in substantially reduced sales by us.

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

WE MAY ALIGN OURSELF WITH PARTNERS THAT FAIL.

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

WE HAVE HAS AGREED NOT TO PERFORM SERVICES FOR COMPETITORS OF OUR PARTNERS, WHICH LIMITS OUR POTENTIAL MARKET.

         We have generally agreed with our partners not to perform services for their competitors. These non-compete agreements substantially reduce the number of our prospective partners. In addition, these agreements increase the importance of our partner selection process, because many of our partners compete in markets where only a limited number of companies gain significant market share. If we agree not to perform services for a particular partner's competitors and its partner fails to gain meaningful market share, we are unlikely to receive future material revenues in that particular market.

OUR SUCCESS WILL DEPEND ON RETAINING OUR SENIOR MANAGEMENT TEAM AND KEY TECHNICAL PERSONNEL.

         We believe that our success will depend on retaining our senior management team, key technical personnel and our Chief Executive Officer, John
T. McDonald. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining our partners. If any of these people stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These people would be difficult to replace, and losing them could seriously harm our business.

OUR QUARTERLY OPERATING RESULTS WILL BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. Although we have limited historical financial data, we expect that we will experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 will typically be lower than in other quarters because there are fewer billable days in this quarter due to vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

WE FOCUS SOLELY ON COMPANIES IN THE MARKET FOR INTERNET SOFTWARE AND COULD BE DAMAGED BY ANY DOWNTURN IN THIS INDUSTRY.

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

WE ARE, AND WILL CONTINUE TO BE, CONTROLLED BY OUR OFFICERS AND DIRECTORS, WHICH COULD RESULT IN US TAKING ACTIONS THAT OTHER STOCKHOLDERS DO NOT APPROVE.

         Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 68% of the voting power of our common stock. After our merger with Compete is completed, our executive officers, directors and 5% and greater stockholders will own or control approximately 46.3% of the voting power of our common stock. These persons, if they were to act together, are in a position to elect and remove directors and control the outcome of most matters submitted to stockholders for a vote. Additionally, these persons are able to significantly influence any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET AND THE BOSTON STOCK EXCHANGE, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

         Our shares are listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. However, our shares could be subsequently delisted, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for, the price of our shares. Delisting may also reduce the visibility, liquidity and price of our common stock.

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

ITEM 2.           PROPERTIES

         We lease approximately 2,700 square feet of office space in Austin, Texas from Powershift Ventures, LLC, under a month to month lease. The rent is currently $4,500 per month. Our Chairman of the Board, Steven G. Papermaster, is the president and a beneficial owner of Powershift Ventures, LLC. Mr. Papermaster also controls Powershift Ventures, L.P., one of our principal stockholders. In addition, we lease approximately 800 square feet of office space in New London, Connecticut under a lease with Thamesview West, Inc. which terminates on December 14, 2000. The rent is currently $795 per month.

ITEM 3.           LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.

         We received a demand letter from a company claiming that our Web Site induces patent infringement by others and requesting that we enter into a license agreement with the company that could require us to pay up to $150,000. We believe the claim is without merit and intend to vigorously defend the claim.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION: Since the effective date of our registration statement on July 28, 1999, shares of our common stock have been listed on the Nasdaq SmallCap market under the symbol "PRFT" and on the Boston Stock Exchange under the symbol "PRF".

         The table below sets forth, for the calendar quarters indicated, the reported high and low closing prices of our common stock as reported on the Nasdaq SmallCap Market.

         1999                                     MARKET PRICE
                                         HIGH                       LOW
         Third Quarter                   12.00                      6.25

         Fourth Quarter                  17.88                      6.50

         HOLDERS: As of March 27, 2000, we believe that there were in excess of 400 beneficial owners of our common stock.

         DIVIDENDS: We have not declared any dividends on our common stock during any period covered by the above table and we do not intend to pay dividends in the foreseeable future. We intend to retain future earnings, if any, to fund the development and growth of our business. Future dividends, if any, will be determined by our Board of Directors.

         CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the registration statement for our initial public offering, filed on Form SB-2 under the Securities Act of 1933, as amended (File No. 333-78337), was July 28, 1999. The class of securities offered and sold pursuant to the registration statement was common stock. The offering commenced on July 29, 1999 and the proceeds therefrom were received August 3, 1999. The managing underwriter for the offering was Gilford Securities Incorporated.

In the offering we sold 1,000,000 shares of our common stock for an aggregate offering price of $8.0 million. We incurred expenses of approximately $1.7 million, of which approximately $1.0 million represented underwriting discount and a non-accountable expense allowance payable to the underwriter and approximately $.7 million represented other expenses related to the offering. The net offering proceeds to us after total expenses was approximately $6.3 million. During the fiscal year ended December 31, 1999, we used approximately $725,000 of the proceeds for recruiting, training and equipping information professionals, expanding our technology infrastructure, sales and marketing expenses, expanding our physical facilities, repayment of accounts payable, and general corporate purposes, including working capital. A portion of the proceeds in the future may also be used for the acquisition of businesses that our complimentary to ours. Pending such uses, we have invested the net proceeds of the offering in investment grade, interest-bearing securities.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999, we established partner relationships with four additional internet software companies. Most of our revenues for the near future are expected to be derived from Vignette with smaller portions derived from these newer partner relationships. In December, 1999, we began providing services to Plumtree, Inc. Total revenue during 1999 from partners other than Vignette were approximately $102,000. As a result, our revenues and operating results are subject to substantial variations based on Vignette's sales and the frequency with which we are chosen to perform services for Vignette's end-user customers. Our agreement with Vignette may be terminated at any time by Vignette or by us. The agreement does not obligate Vignette to use our services for any minimum amount or at all, and Vignette may use the services of our competitors. Nevertheless, we are restricted, for as long as the agreement is in place, from performing services for Vignette's competitors.

         Our plan is to establish additional partner relationships with Internet software companies and increase our number of information technology professionals. In connection with our planned expansion, we expect to incur substantial expenses in anticipation of identifying and being retained by new partners. Therefore, we expect that we will continue to incur losses during 2000. We plan to spend significant amounts on:

         - Recruiting, training and equipping information technology professionals;

         -        Expanding our management and technology infrastructure;

         -        Expanding our physical facilities;

         -        Sales and marketing expenses; and

         - Working capital and general corporate purposes, including potential acquisitions.

         The number of information technology professionals who have agreed to perform services for the Company has increased from zero at December 31, 1997 to 8 at December 31, 1998 and to 43 at December 31, 1999. We expect our number of information technology professionals to grow significantly during the next 12 months. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

Results Of Operations

         FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1999

         Consulting Revenues. Revenues increased from $826,000 for the twelve months ended December 31, 1998 to $3,155,000 for the twelve months ended December 31, 1999. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. Our revenues for the twelve months ended December 31, 1998 and 1999 consisted of $694,000 and $2,648,000, respectively, in fees generated by our information technology professionals and $132,000 and $507,000, respectively, of reimbursable expenses. During the twelve month period ended December 31, 1999, 96% of our revenues came from Vignette.

         Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $401,000 for the twelve months ended December 31, 1998 to $1,541,000 for the twelve months ended December 31, 1999. The number of information technology professionals who have agreed to perform services for the Company increased from 8 for the twelve months ended December 31, 1998 to 43 for the twelve months ended December 31, 1999.

         Gross Margin. Gross margin increased from $425,000 for the twelve months ended December 31, 1998 to $1,614,000 for the twelve months ended December 31, 1999. Gross margin as a percentage of consulting revenues was 51% and the gross margin of consulting fees over direct costs of consulting fees, without respect to reimbursable expenses, was 61% for the twelve months ended December 31, 1998 and 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $357,000 for the twelve months ended December 31, 1998 to $2,197,560 for the twelve months ended December 31, 1999. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

         Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $76,000 in non-cash compensation expense during the twelve month period ended December 31, 1999 relating to the vesting of these options. Total non-cash compensation expense for the twelve month period ended December 31, 1999 was $956,000.

Liquidity And Capital Resources

         We received approximately $6.3 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock and facilitate future access to public markets. Pending the use of proceeds, we have invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to the offering, we financed our operations primarily through equity financing and bank borrowings. Through June 30, 1999, we had raised $400,000 from private sales of our common stock.

         We have a factoring agreement with Silicon Valley Bank, which allows us to borrow up to $1,000,000 against our qualifying accounts receivables. Borrowings under this agreement, which expires July 1, 2000, bear interest at the bank's prime rate. In connection with this bank agreement, we issued warrants to the Bank to acquire up to 3,750 shares of our common stock at $8 per share. As of December 31, 1999, there were no borrowings under this loan agreement.

         Cash used in operations for the twelve months ended December 31, 1998 was $55,000 and cash used in operations for the twelve months ended December 31, 1999 was $6,171,264.

As of December 31, 1999, we had $5,819,000 in cash and working capital of $6,028,000. On August 3, 1999, our initial public offering was completed and our cash increased by approximately $6.3 million. The timing and amount of our capital requirements will depend on a number of factors, including demand for our services, the need to develop new partner relationships, competitive pressures and the availability of complementary businesses that we may wish to acquire.

         On February 7, 2000, we sold 400,000 shares of Perficient common stock at $14 per share in a private placement. We intend to use the proceeds of approximately $5,500,000 from the private placement to fund the cash portion of the purchase price of the anticipated merger with Compete, for our operations and general corporate purposes, and to pay the promissory note payable six months from the Compete closing.

         In connection with the anticipated acquisition of Compete, we have agreed to pay to the shareholders and vested option holders of Compete $3,500,000 in cash and we will agree to pay $2,527,500 six months from the date of the closing of the merger. We intend to use the proceeds of the private placement to fund the initial cash payment and expect that we will fund the repayment of the notes from working capital. We expect to close the merger with Compete by July 1, 2000. The closing of the merger, however, is conditioned upon, among other things, obtaining the consent of Perficient's stockholders. Accordingly, there can be no assurances that the acquisition will be completed.

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

Recent Developments

         As of January 3, 2000, we acquired by merger Loredata, Inc. In addition, on February 14, 2000 we agreed to acquire by merger, Compete, Inc. See Item 1- Business - "Recent Developments" for more information with respect to these two acquisitions. The following unaudited pro forma data gives effect to the acquisition of LoreData, Inc. and the proposed merger with Compete Inc. as if all such transactions had been consummated on December 31, 1999 in the case of balance sheet data and January 1, 1999 with respect to financial data and operations data. The pro forma information gives effect to these transactions under the purchase method of accounting. The pro forma combined condensed financial statements are based on the historical financial statements of Perficient, LoreData and Compete and their related notes thereto previously filed by us with the Securities and Exchange Commission on
Form 8-K on March 17, 2000.   This  pro forma information is  presented for
informational purposes only and may not necessarily be indicative of the results that actually would have occurred had the merger been consummated at the dates indicated, nor are they necessarily indicative of future operating results or financial position.

                                PERFICIENT INC
           UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                           As of December 31, 1999


                                                                        Pro Forma
                                                                       -----------
Assets
 Current assets:
  Cash                                                                 $ 6,700,452
  Accounts receivable, net                                               1,840,696
  Other assets                                                             142,422
  Income tax receivable                                                     10,916
                                                                       -----------
 Total current assets                                                    8,694,486
 Property and equipment                                                    439,430
 Accumulated depreciation                                                  (33,813)
 Goodwill, net                                                          60,906,298
 Other assets                                                               11,453
                                                                       -----------
Total assets                                                           $70,017,854
                                                                       ===========

Liabilities and stockholders' equity
 Liabilities
 Current liabilities:
  Accounts payable                                                     $   363,013
  Short term borrowings                                                  2,971,276
  Other current liabilities                                                383,814
                                                                       -----------
 Total current liabilities                                               3,718,103
 Note payable to related party, less current portion                        48,968
 Capital lease obligation                                                  119,515
                                                                       -----------
 Total liabilities                                                       3,886,586
 Stockholders' equity:
  Common Stock                                                               6,282
  Additional paid-in capital                                            67,653,790
  Unearned stock compensation                                             (152,000)
  Retained earnings (deficit)                                           (1,376,804)
                                                                       -----------
 Total stockholders' equity                                             66,131,269
                                                                       -----------
Total liabilities and stockholders' equity                             $70,017,855
                                                                       ===========


See notes to unaudited pro forma condensed consolidated balance sheet.


                               PERFICIENT, INC.
            UNAUDITED PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                     For the year ended December 31, 1999


                                                                        Pro Forma
                                                                      ------------
Statement of Operations Data:
Consulting revenues                                                    $11,146,993
Cost of consulting revenues                                              6,597,036
                                                                      ------------
Gross margin                                                             4,549,957

Selling, general and administrative                                      4,826,433
Stock compensation                                                         956,000
Intangibles amortization                                                20,247,829
                                                                      ------------
Income (loss) from operations                                          (21,480,305)

Interest income (expense)                                                   83,179
Income (loss) before income taxes                                      (21,397,126)
Other expense                                                               30,000

Provision (benefit) for income taxes                                       (17,777)
                                                                      ------------
Net Income (loss)                                                     ($21,409,349)
                                                                      ============

See notes to unaudited pro forma condensed consolidated statement of operations.

Supplemental Data:
Net income (loss) per share: Basic and diluted (1)                          ($4.14)
                                                                      ============

Shares used in computing net income (loss) per share (2)                 5,166,138
                                                                      ============
Diluted supplemental weighted average shares outstanding                 5,577,380
                                                                      ============

Supplemental Data:
Net Income (Loss) as reported                                         ($21,409,349)
Non-cash charges (3)                                                    21,414,330
Provision (benefit) for income taxes (4)                                   (20,912)
                                                                      ------------

Supplemental net income before non-cash charges                        $    25,893
                                                                      ============
Supplemental net income before non-cash charges per share - basic      $      0.01
                                                                      ============
Supplemental net income before non-cash charges per share - diluted    $      0.00
                                                                      ============


(1) The computation of net loss and diluted supplemental net loss per share excludes Perficient Common Stock issuable upon exercise of certain employee stock options, as their effect is antidilutive.
(2) Pro Forma diluted supplemental shares outstanding include estimate of 1,231,709 shares for contingent consideration issuable to certain selling shareholders under the terms of the merger agreements.
(3) Non-cash charges include stock compensation, amortization of intangible assets, including Goodwill, and depreciation expense
(4) Supplemental net income and supplemental income per share data include a tax provision at an assumed effective rate of 37% for all periods presented.

This information is not necessarily indicative of the results we would have obtained had we owned and operated these businesses as of the beginning of the period discussed. We have based these supplemental adjustments on estimates, available information we deem appropriate.

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

ITEM 7.           FINANCIAL STATEMENTS

         The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers and their ages as of March 27, 2000 are as follows:

NAME                                                            AGE      POSITION WITH THE COMPANY
----                                                            ---      -------------------------

EXECUTIVE OFFICERS AND DIRECTORS

   John T. McDonald........................................     36       Chief Executive Officer and Director
   Bryan R. Menell.........................................     34       Founder, President and Director
   John A. Hinners.........................................     43       Chief Financial Officer and Vice President
   Steven G. Papermaster...................................     41       Chairman of the Board
   David S. Lundeen........................................     38       Director
   Dr. W. Frank King(1)....................................     60       Director
   Philip J. Rosenbaum(1)..................................     50       Director

CERTAIN KEY EMPLOYEES
   Barry Demak.............................................     34       Vice President of Business Development
   Andrew J. Roehr.........................................     35       Chief Technology Officer

-----------
(1) Indicates that the individual is a member of the compensation and audit committees.

EXECUTIVE OFFICERS AND DIRECTORS

         JOHN T. MCDONALD joined Perficient in April 1999 as our Chief Executive Officer. Since October 1998, Mr. McDonald has been the president of Beekman Ventures, Inc., a New York-based firm specializing in private equity investments in technology companies. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that is currently a subsidiary of GTECH Corporation. GTECH acquired VideoSite in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and International Business Machines Corporation. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York focusing on mergers and acquisitions and corporate finance. Mr. McDonald received a B.A. in Economics from Fordham University in 1984 and a J.D. from Fordham Law School in 1987.

         BRYAN R. MENELL founded Perficient in September 1997 and has served as our President since inception. In 1991, Mr. Menell founded Exact Systems, Inc., a similar business providing services to customer management software vendors. Exact was acquired by BSG Corporation, a systems integrator specializing in emerging technologies, in January 1996. Mr. Menell continued to operate Exact's business as a subsidiary of BSG until July 1997. Prior to founding Exact, Mr. Menell worked as an independent consultant and as a consultant for Andersen Consulting. Mr. Menell studied Business and Management Information Systems at California State University at Chico.

         JOHN A. HINNERS joined Perficient in April 1999 as Chief Financial Officer and Vice President. From March 1998 until joining Perficient, Mr. Hinners independently provided financial consulting services primarily to start-up software companies. From October 1994 to February 1998, he was Managing Director-Finance and Administration of BSG Alliance/IT, Inc., a subsidiary of BSG. During this period, Mr. Hinners was responsible for operational and financial management of international subsidiaries and joint ventures, as well as financial review and management of acquisitions and large transactions. From August 1988 through September 1994, he served as Chief Financial Officer of such subsidiary. Mr. Hinners received a B.B.A. in Finance in 1979 and an M.B.A. in Accounting in 1981 from the University of Texas at Austin.

         STEVEN G. PAPERMASTER joined Perficient in April 1998 as a director and became Chairman in May 1999. He is also the Chairman of Powershift Group, an Austin-based technology venture development firm, and the general partner of Powershift Ventures, L.P., one of our principal stockholders. Mr. Papermaster is also a co-founder and the Chief Executive Officer of Agillion.com, Inc., an Internet business service provider. He currently serves as a member of the Board of Directors of Vignette and various privately-held companies. From 1987 to December 1997, Mr. Papermaster was the founder, chairman and Chief Executive Officer of BSG. Mr. Papermaster received a B.A. in Finance from the University of Texas at Austin in 1981 and began his career as a consultant with Arthur Andersen & Co. in the Management Information Consulting Division.

         DAVID S. LUNDEEN joined Perficient in April 1998 as a director. Since March 1999, Mr. Lundeen has been a partner with Watershed Capital, a venture capital firm in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses including Powershift Group. From June 1995 to June 1997, he served as the chief financial officer and chief operating officer of BSG. Prior to that period, Mr. Lundeen served as president of Blockbuster Technology and as vice president of finance of Blockbuster Video. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988.

         DR. W. FRANK KING became a member of our Board of Directors in June 1999. He has served as a Director of PSW Technologies, Inc., a publicly-traded consulting services company, since October 1996. From 1992 to August 1998, Dr. King served as President and Chief Executive

Officer of PSW. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM, a technology company, for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King currently serves on the boards of directors of Auspex Systems, Inc., Eon Communications, Inc., Excalibur Technologies Corporation and Natural Microsystems Corporation. Dr. King earned a Ph.D. in electrical engineering from Princeton University, an M.S. in electrical engineering from Stanford University, and a B.S. in electrical engineering from the University of Florida.

         PHILIP J. ROSENBAUM became a member of our Board of Directors in June 1999. Since May 1995, Mr. Rosenbaum has been a self-employed developer of new businesses, investor and consultant. From February 1993 to May 1995, Mr. Rosenbaum was Vice President of International Operations of Unify Corporation, a software development tool supplier. Mr. Rosenbaum also serves on the board of directors of a privately held software company. Mr. Rosenbaum received a B.S. from Rutgers in 1972.

CERTAIN KEY EMPLOYEES

         BARRY DEMAK joined Perficient in July 1998 as the Vice President of Business Development. From May 1996 until joining Perficient, Mr. Demak was Manager, Worldwide Sales Operations at Cadence Design Systems, Inc., a provider of design and consulting services and technology to electronics companies. From August 1995 to May 1996, Mr. Demak was a manager in KPMG's Strategic Sales Automation practice. Before joining KPMG and since May 1992, Mr. Demak was responsible for sales and marketing for Metropolis Software. Mr. Demak received a B.B.A. in Marketing and Finance from the University of Michigan.

         ANDREW J. ROEHR became Chief Technology Officer of Perficient in May 1999. Prior to that time, Mr. Roehr had served as a consultant and advisor on technology matters to us since August 1998. Since May 1986, Mr. Roehr has provided consultative business and technology strategy services. From August 1998 to April 1999, Mr. Roehr served as Senior Technical Advisor to Powershift Group, an Austin-based technology venture development firm. From May 1991 to July 1998, Mr. Roehr was Director-Strategic Technology Services of BSG Alliance IT, Inc., a subsidiary of BSG Corporation. Mr. Roehr received a B.A. from Tufts University in 1987.

         We have hired during the last year, many of our current executive officers to establish a team to manage our operations. These newly hired officers include our Chief Executive Officer, hired in April 1999, our Chief Financial Officer, hired in April 1999, and our Chief Technology Officer, hired in May 1999. These individuals have not worked together previously and are in the process of integrating as a management team. Their failure to work together effectively would seriously harm our ability to carry out our business plan.

COMPLIANCE WITH SECTION 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. Based solely on a review of the copies of reports furnished to us and written representations form our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied, except that David S. Lundeen, one of our directors, filed one Form 4 covering one transaction late and Bryan R. Menell, a one of our directors and our President, filed one Form 4 covering one transaction late.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as our Chief Executive Officer during fiscal years 1998 and 1999 for services rendered in all capacities during those years. Bryan R. Menell served as Perficient's Chief Executive Officer from Perficient's inception until April 1999. Currently Mr. Menell serves as Perficient's President. John T. McDonald joined Perficient in April 1999 and assumed the duties of Chief Executive Officer. Barry Demak joined Perficient in 1999 and serves as a Vice President of Perficient. No other individual employed by Perficient received a salary and bonus in excess of $100,000 during 1999.


                                                  ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                  -------------------            ----------------------
NAME AND PRINCIPAL
     POSITION                     YEAR         SALARY ($)      BONUS ($)     SECURITIES UNDERLYING OPTIONS (#)
--------------------              ----         ----------      ---------     ---------------------------------

John T. McDonald,                 1999            50,000         --                   --
Chief Executive Officer           1998                --         --                   --
and Director

Bryan R. Menell,                  1999            96,667         --                   --
President                         1998            80,000         --                   --

Barry Demak,                      1999            110,400      22,000                 --
Vice President                    1998            45,000         --                150,000

EMPLOYMENT ARRANGEMENTS


         Mr. McDonald and Mr. Menell have employment agreements that each extend for a one-year term. Mr. McDonald's employment agreement provides for a monthly salary of $11,250 and three months' severance pay if we terminate him without cause following a change in control. Mr. Menell's employment agreement provides for a monthly salary of $10,000 and three months' severance pay if we terminate him without cause following a change in control. Additionally, Mr. McDonald and Mr. Menell have agreed to refrain from competing with us for a period of two years following the termination of their employment.

         We have a letter agreement with John A. Hinners, Chief Financial Officer and Vice President, concerning his employment. Under this agreement, following a change in control of Perficient, if Mr. Hinners is terminated or his job responsibilities are significantly reduced or if he is required to relocate or if our then current chief executive officer is terminated or not offered the chief executive officer position in the surviving company, Mr. Hinners' stock options to purchase 60,000 shares of Perficient common stock at an exercise price of $0.50 per share, 20,000 of which have vested and the remainder of which vest at a rate of 5,000 shares at the end of each three month period following January 1, 2000 will become fully vested within six months after the change-in-control event. Mr. Hinners will receive six months' severance pay for any termination without cause.

401(k) PROFIT SHARING PLAN

         We have adopted a 401(k) Profit Sharing Plan. Our 401(k) plan is available to all employees who have attained age 21. An employee may contribute, on a pre-tax basis, up to 20% of his or her wages, subject to limitations specified under the Internal Revenue Code. Under the terms of our 401(k) plan, we may make a discretionary matching contribution equal to a percentage of the employee's contribution to our 401(k) plan and a discretionary amount determined annually by us and divided among eligible participants based upon an employee's annual compensation in relation to the aggregate annual compensation of all eligible participants. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in one, all or some combination of the investment funds available under our 401(k) plan. Employee contributions are fully vested and non-forfeitable. Any matching or discretionary contributions vest 25% for each year of service. To date, we have not made any matching contributions under our 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

         None of the named executive officers were granted stock options during fiscal year ended December 31, 1999. However, John T. McDonald was granted options to purchase 50,000 shares of Perficient Common Stock at $14.688 per share in January, 2000.

OPTION EXERCISES AND FISCAL YEAR END VALUES

         None of the named executive officers exercised stock options during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Perficient common stock as of March 27, 2000 for (i) each person or entity who is known by us to own beneficially more than five percent of our common stock; (ii) each named executive officer listed in the Summary Compensation table below; (iii) each director of Perficient; and (iv) all directors and executive officers as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                      AMOUNT AND NATURE       PERCENT OF CLASS(2)
---------------------------------------                                          OF SHARES           -------------------
                                                                            BENEFICIALLY OWNED
                                                                            ------------------

Powershift Ventures, L.P.                                                              633,750              15.6%

Beekman Ventures, Inc.                                                                 512,892               12.6
850 Third Avenue
New York, NY 10022

Bryan R. Menell (3)                                                                    492,000               12.1

John T. McDonald(4)                                                                    669,392               15.9
525 East 72nd Street
New York, NY 10021

John A. Hinners (5) (6)                                                                 75,000                1.8

Steven G. Papermaster(7)                                                               828,750               20.4

David S. Lundeen                                                                       325,750                8.0

Dr. W. Frank King(8)                                                                    20,000                  *

Philip J. Rosenbaum(8)                                                                  20,000                  *

Directors and executive officers as a group (7 persons)..................            2,280,892              55.2%

-----------

* Indicates less than 1% of the outstanding shares of Perficient common stock.

(1) Unless otherwise indicated, the address of each person or entity is 7600-B N. Capital of Texas Highway, Austin, Texas 78731.

(2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 27, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes an aggregate of 200,000 shares of Perficient Common Stock that are subject to options granted by Mr. Menell to certain employees and officers of Perficient.

(4) Includes 512,892 shares owned by Beekman Ventures, Inc., of which Mr. McDonald is president and sole stockholder. Mr. McDonald is deemed to be the beneficial owner of such shares. Also includes 150,000 shares of Perficient Common Stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. McDonald by Mr. Menell. Does not include options to purchase 50,000 shares of Perficient Common Stock that are not exercisable within 60 days of March 27, 2000.

(5)      Includes 5,000 shares held in the name of the Aubry Smith Hinners
         Section 2503(c) Trust.

(6) Includes options to purchase 25,000 shares of Perficient Common Stock exercisable within 60 days of March 27, 2000. Does not include options to purchase 85,000 shares of Perficient Common Stock that are not exercisable within 60 days of March 27, 2000 or 20,000 shares of Perficient Common Stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. Hinners by Mr. Menell but that is not exercisable within 60 days of March 27, 2000.

(7) Includes 633,750 shares owned by Powershift Ventures, L.P., of which Mr. Papermaster is the sole general partner. Mr. Papermaster is deemed to be the beneficial owner of such shares. Does not include 16,250 shares held in various family trusts over which Mr. Papermaster has neither voting nor dispositive power.

(8) Includes options for 20,000 shares exercisable within 60 days of January 29, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES OF SECURITIES

         Within the last two years, we have made the following sales of our common stock in transactions that were not registered under the Securities Act of 1933:

         - On April 15, 1998, we sold 221,000 shares to Powershift Ventures, LLC for an aggregate purchase price of $22,100 and 119,000 shares to Mr. Lundeen, a director, for an aggregate purchase price of $11,900. Mr. Papermaster, our Chairman of the Board, is the president of Powershift Ventures, LLC and a general partner of Powershift Ventures, L.P. Mr. Papermaster became a director and Powershift Ventures, LLC became a 5% stockholder in connection with this April 1998 stock purchase. Mr. Lundeen became a director and 5% stockholder in connection with his April 1998 stock purchase.

         - On June 10, 1998, we sold 214,500 shares to Powershift Ventures, LLC for an aggregate purchase price of $21,450 and 115,500 shares to Mr. Lundeen for an aggregate purchase price of $11,550.

         - On July 15, 1998, we sold 214,500 shares to Powershift Ventures, LLC for an aggregate purchase price of $21,450 and 115,500 shares to Mr. Lundeen for an aggregate purchase price of $11,550.

         - On January 12, 1999, we sold 350,000 shares to Beekman Ventures, Inc., a 5% stockholder, for an aggregate purchase price of $175,000, 50,000 shares to Mr. Hinners, now our Chief Financial Officer, for an aggregate purchase price of $25,000 and 40,000 shares to Mr. Lundeen for an aggregate purchase price of $20,000. Mr. McDonald, our Chief Executive Officer and a director, is the president and sole stockholder of Beekman Ventures.
                  However, Mr. McDonald did not become an officer and director until April 1999. Mr. Hinners did not become our Chief Financial Officer until April 1999.

         - On January 3, 2000, we consummated the acquisition by way of merger of LoreData, Inc., a Connecticut corporation, with and into our wholly-owned subsidiary, Perficient Acquisition Corp., a Delaware corporation. As part of the merger consideration, we issued 30,005 shares of our common stock, par value $0.001 per share, to the shareholders of LoreData, Inc. at closing. Additionally, we issued 131,709 shares of our common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000.

         - On February 7, 2000, we completed an $8.1 million private placement of our common stock. We issued and sold a total of 400,000 shares of common stock resulting in gross proceeds of $5.6 million. John T. McDonald and Bryan R. Menell, each an officer and a director of the Company, and David S. Lundeen, a director of the Company, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14.00 per share. Gilford Securities Incorporated acted as placement agent in connection with the private placement. The company granted certain registration rights to the purchasers of all of the shares.

         These sales were conducted in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

POWERSHIFT SUBLEASE

         Since April 1998, we have subleased office space on a month-to-month basis from Powershift Ventures, LLC, of which Mr. Papermaster is president and a beneficial owner. Since August 1999, we have paid rent of $4,500 a month, which we believe is consistent with prevailing market rates. The currently monthly rental amounts were arrived at by arms' length negotiations.

VIGNETTE RELATIONSHIP

         Mr. Papermaster, the Chairman of our Board, has served on the board of directors of Vignette Corporation, our largest partner, since September 1998. During 1999, Vignette accounted for 96% of our revenue.

BEEKMAN VENTURE LOAN

         In June 1999, Beekman Ventures loaned us $100,000 to cover certain working capital requirements. This loan was subsequently repaid at a market rate of interest.

FUTURE TRANSACTIONS

         All future transactions, including loans, if any, between the Company and its officers, directors, principal stockholders and their affiliates, are required by the board to be approved by a majority of the board, including a majority of the independent and disinterested outside directors on the board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT NO.                DESCRIPTION
-----------                -----------
3.1 +                      Certificate of Incorporation of Registrant.
3.2 +                      Bylaws of Registrant.
4.1 +                      Specimen Certificate for shares of common stock.
4.2 +                      Representative's Warrant.
10.1 +                     Sublease Agreement, dated April 1, 1999, between
                           Registrant, as Lessee, and Powershift Venture, LLC,
                           as Lessor.
10.2 +                     1999 Stock Option/Stock Issuance Plan.
10.3 +                     Employment Agreement between Registrant and John T.
                           McDonald.
10.4 +                     Employment Agreement between Registrant and Bryan R.
                           Menell.
10.5 +                     Employment Agreement between Registrant and John A.
                           Hinners.
10.6 +                     Form of Indemnity Agreement between Registrant and
                           its directors and officers
10.7 +                     Contractor Service Agreement, dated December 31,
                           1998, between Registrant and Vignette Corporation.

10.8 +                     Accounts Receivable Purchase Agreement, dated January
                           12, 1999, between the Registrant and Silicon Valley
                           Financial Services.

10.9 + Accounts Receivable Purchase Modification Agreement, dated July 12, 1999 between Registrant and Silicon
                           Valley Bank.

10.10 +                    Motive Communications, Inc. Consulting Services
                           Subcontract Agreement dated February 27, 1999.

10.11 +                    Subcontract Agreement, dated March 15, 1999, between
                           Registrant and Ventix Systems, Inc.

10.12 +                    Agreement for Subcontracting Services, dated April
                           23, 1999, between Registrant and Interwoven, Inc.

10.13 *                    Agreement and Plan of Merger, dated as of December
                           10, 1999, by and among the Registrant, Perficient
                           Acquisition Corp., LoreData, Inc. and John Gillespie.

10.14 * Amendment to Agreement and Plan of Merger dated as of January 3, 2000 by and among the Registrant, Perficient Acquisition Corp, LoreData, Inc. and John
                           Gillespie.



10.15 **                   Agreement and Plan of Merger, dated as of February
                           16, 2000 by and among the Registrant, Perficient
                           Compete, Inc., Compete Inc., and the Shareholders of
                           Compete, Inc.

10.16                      Registration Rights Agreement, dated as of January 3,
                           2000 between the Registrant and John Gillespie.

10.17                      Form of Registration Rights Agreement between the
                           Registrant and certain purchasers of common stock.

10.18 Subcontract Agreement, dated as of November 4, 1999 between the Registrant and Plumtree, Inc.

21                         Subsidiaries

27                         Financial Data Schedule for the year ended
                           December 31, 1999.

------------

         + Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective by the Securities and Exchange Commission and incorporated herein by reference.

         * Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 14, 2000 and incorporated herein by reference.

         ** Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Preliminary Proxy Statement filed on March 16, 2000 and incorporated herein by reference.

(b) During the last quarter of the period covered by this report and through March 27, 2000, we filed the following reports on Form 8-K:

         (1) We filed a Form 8-K with the Securities and Exchange Commission (the "Commission") on January 14, 2000 to report the acquisition by way of merger of LoreData, Inc. a Connecticut corporation, with and into our newly-formed, wholly owned subsidiary, Perficient Acquisition Corp, a Delaware Corporation. Financial statements of the business acquired and pro forma financial information were not included in the report but were to be filed by amendment within sixty (60) days after the date that the Form 8-K was required to be filed.

         (2) We filed a Form 8-K with the Commission on March 1 ,2000 to report the completion on February 7, 2000 of an $8.1 million private placement of our common stock.

         (3) We filed a Form 8-K/A with the Commission on March 17, 2000 to amend and supplement the Form 8-K dated January 3, 2000 filed with the Commission on January 14, 2000 relating to our acquisition of LoreData, Inc. The Form 8-K/A contains the financial statements of the business acquired and the pro forma information required by Item 7 of Form 8-K. However, because we entered into a definitive Agreement and Plan of Merger with Compete Inc., Perficient Compete, Inc. and the Shareholders of Compete subsequent to the initial filing of the Form 8-K, the pro forma information contained in the Form 8-K/A give effect to the acquisition of LoreData as well as the proposed merger with Compete. The Form 8-K/A also contains audited information of Compete.

                          INDEX TO FINANCIAL STATEMENTS

                                    Contents

FINANCIAL STATEMENTS FOR PERFICIENT, INC.


Report of Independent Auditors............................................................................ (i)

Balance Sheets............................................................................................ F-1
Statements of Operations.................................................................................. F-2
Statements of Stockholders' Equity........................................................................ F-3
Statements of Cash Flows.................................................................................. F-4
Notes to Financial Statements............................................................................. F-5


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Perficient, Inc.

We have audited the accompanying balance sheets of Perficient, Inc. (the "Company"), as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




Austin, Texas
February 21, 2000

                                                              Ernst & Young, LLP


                                       (i)

                                PERFICIENT, INC.

                                 BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                               1998              1999
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash                                                                   $     22,996    $   5,818,918
   Accounts receivable                                                         164,961          563,334
   Other assets                                                                      -          142,422
Income tax receivable                                                                -           10,916
                                                                       ------------------------------------
Total current assets                                                           187,957        6,535,590

Computer equipment:
   Hardware                                                                     46,442           69,442
   Software                                                                      6,471           41,783
   Furniture and fixtures                                                            -            3,415
                                                                       ------------------------------------
                                                                                52,913          114,640
Accumulated depreciation                                                       (10,863)         (33,813)
                                                                       ------------------------------------
Net property and equipment                                                      42,050           80,827
                                                                       ------------------------------------
Total assets                                                              $    230,007    $   6,616,417
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $     18,640    $     165,176
   Income tax payable                                                           19,219                -
   Accrued liabilities                                                          12,639          199,150
                                                                       ------------------------------------
Total current liabilities                                                       50,498          364,326
Deferred income tax                                                              1,350                -
                                                                       ------------------------------------
Total liabilities                                                               51,848          364,326

Commitments and contingencies

Stockholders' equity:
   Common Stock, $0.001 par value; 20,000,000 shares
     authorized; 2,000,000 and 3,503,333 shares issued
     and outstanding atvDecember 31, 1998 and 1999, respectively                 2,000            3,503
   Additional paid-in capital                                                  148,000        7,777,392
   Unearned stock compensation, net of $76,000 in amortization for
     the year ended December 31, 1999                                                -         (152,000)
   Retained earnings (deficit)                                                  28,159       (1,376,804)
                                                                       ------------------------------------
Total stockholders' equity                                                     178,159        6,252,091
                                                                       ------------------------------------
Total liabilities and stockholders' equity                               $     230,007    $   6,616,417
                                                                       ====================================

SEE ACCOMPANYING NOTES.

                                PERFICIENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31,
                                                                           1998                 1999
                                                                 ------------------------------------------
Consulting revenue                                                  $      825,800       $    3,154,936

Cost of consulting revenue                                                 400,977            1,541,389

                                                                 ------------------------------------------
Gross margin                                                               424,823            1,613,547

Selling, general and administrative                                        357,014            2,197,560

Stock compensation                                                               -              956,000

Interest expense                                                                 -               13,380

Interest income                                                                  -             (127,518)

                                                                 ------------------------------------------
Income (loss) before income tax                                             67,809           (1,425,875)

Income tax benefit (expense)                                               (27,581)              20,912

                                                                 ------------------------------------------
Net income (loss)                                                   $       40,228       $   (1,404,963)
                                                                 ==========================================

                                                                 ------------------------------------------
Net income (loss) per share - basic and diluted                     $         0.02       $        (0.47)
                                                                 ==========================================

SEE ACCOMPANYING NOTES.

                                Perficient, Inc.

                       Statements of Stockholders' Equity

                                                    COMMON STOCK         ADDITIONAL       UNEARNED      RETAINED         TOTAL
                                               ----------------------     PAID-IN          STOCK        EARNINGS     STOCKHOLDERS'
                                                  SHARES      AMOUNT      CAPITAL      COMPENSATION    (DEFICIT)        EQUITY
                                               ------------------------------------------------------------------------------------
Issuance of common stock at inception            1,000,000    $1,000     $   49,000    $       -      $         -    $    50,000
   Net loss                                              -         -              -            -          (12,069)       (12,069)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1997                     1,000,000     1,000         49,000            -          (12,069)        37,931
   Issuance of common stock                      1,000,000     1,000         99,000            -                -        100,000
   Net income                                            -         -              -            -           40,228         40,228
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1998                     2,000,000     2,000        148,000            -           28,159        178,159
   Issuance of common stock                      1,503,333     1,503      7,401,392            -                -      7,402,895
   Unearned compensation                                 -         -        228,000     (228,000)               -              -
   Amortization of unearned compensation                 -         -              -       76,000                -         76,000
   Net loss                                              -         -              -            -       (1,404,963)    (1,404,963)
                                               ====================================================================================
Balance at December 31, 1999                     3,503,333    $3,503     $7,777,392    $(152,000)     $(1,376,804)   $ 6,252,091
                                               ====================================================================================

SEE ACCOMPANYING NOTES.

                                Perficient, Inc.

                            Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31,
                                                                                1998            1999
                                                                          ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                           $     40,228    $  (1,404,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation                                                                10,530           22,950
      Non-cash stock compensation                                                      -          956,000
      Gain from disposal of fixed assets                                            (822)               -
      Deferred income taxes                                                        8,362           (1,350)
      Changes in operating assets and liabilities:

         Accounts receivable                                                    (164,961)        (398,373)
         Other assets                                                                911         (142,422)
         Income tax receivable                                                         -          (10,916)
         Accounts payable                                                         18,640          146,536
         Income tax payable                                                       19,219          (19,219)
         Accrued liabilities                                                      12,639          186,511
                                                                          ---------------------------------
Net cash used in operating activities                                            (55,254)        (665,246)

INVESTING ACTIVITIES
Purchase of property and equipment                                               (47,870)         (61,727)
Proceeds from disposal of fixed assets                                             5,596                -

                                                                          ---------------------------------
Net cash used in investing activities                                            (42,274)         (61,727)

FINANCING ACTIVITIES
Proceeds from line of credit                                                      35,000          802,673
Payments on line of credit                                                       (35,000)        (802,673)
Proceeds from stock issuances                                                    100,000        6,522,895
                                                                          ---------------------------------
Net cash provided by financing activities                                        100,000        6,522,895
                                                                          ---------------------------------

Increase in cash                                                                   2,472        5,795,922
Cash at beginning of year                                                         20,524           22,996
                                                                          =================================
Cash at end of year                                                         $     22,996    $   5,818,918
                                                                          =================================

Supplemental noncash financing activities:
   January 12, 1999 issuance of 500,000 common shares in exchange
      for shareholder receivable                                            $          -    $     250,000
                                                                          =================================

SEE ACCOMPANYING NOTES.

                                Perficient, Inc.

                          Notes to Financial Statements

                                December 31, 1999
           (Information subsequent to December 31, 1999 is unaudited)

1. BUSINESS OVERVIEW

Perficient, Inc. (the "Company") works with Internet software companies by providing them a professional services organization to implement and integrate the software products. The Company effectively operates as an internal services organization. The Company was incorporated on September 17, 1997 in Texas. The Company began operations in 1997 and is structured as a "C" corporation. On May 3, 1999 the Company reincorporated in Delaware.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Advertising cost for the years ended December 31, 1998 and December 31, 1999 were immaterial to the financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives, which is three years.

SEGMENTS

The Company considers its business activities as a single segment.

STOCK BASED COMPENSATION

Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (FAS 123), prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by FAS 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25).

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by FAS 137 which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 will be effective for the Company's year ended December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB 101 did not have a material impact on the financial statements of the Company.

In March 1999, the FASB issued an exposure draft entitled "Accounting for Certain Transactions involving Stock Compensation," which is a proposed interpretation of APB 25. However, the exposure draft has not been finalized. Once finalized and issued, the current accounting practices for transactions involving stock compensation may need to change and such changes could affect the Company's future operating results.

3. NET INCOME (LOSS) PER SHARE

The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Net income per share, assuming dilution, includes the effect of dilutive potential common stock issuable upon exercise of stock options using the treasury stock method.

Diluted net loss per share has not been presented for the year ended December 31, 1999, as the effect of the assumed exercise of stock options and warrants is antidilutive due to the Company's net loss. Total common stock equivalents not included in diluted net loss per share amounted to 251,750 common stock equivalents.

Computations of the net income (loss) per share for the year ended December 31, 1999 are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              1998               1999
                                                                       ------------------------------------
Numerator:
   Income (loss) from continuing operations - numerator for basic
      earnings per share                                                  $     40,228    $   (1,404,963)

Denominator:
   Denominator for basic earnings per share - weighted-average shares        1,750,000         3,000,556
   Effect of dilutive securities:
      Stock options                                                            124,000                -
                                                                       ------------------------------------
   Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions                        1,874,000         3,000,556
                                                                       ====================================

Basic earnings per share                                                  $       0.02    $        (0.47)
                                                                       ====================================
Diluted earnings per share                                                $       0.02    $        (0.47)
                                                                       ====================================

4. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company generally requires certain up-front payments from customers, and customers can be denied access to services in the event of non-payment. One customer accounted for approximately 100% and 97% of accounts receivable and 91% and 96% of revenues at December 31, 1998 and 1999, and for the years then ended, respectively.

5. EMPLOYEE BENEFIT PLAN

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. No contributions were made to the plan in 1998 or 1999. The Company's related costs for the plan during 1998 and 1999 were $1,750 and $1,564, respectively.

6. STOCK OPTIONS

Pro forma information regarding net income is required by SFAS 123, ACCOUNTING FOR STOCK BASED COMPENSATION, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:


FOR THE YEAR ENDED DECEMBER 31                                       1998             1999
--------------------------------------------------------------------------------------------------
Risk-free interest rate                                             6.00%             6.00%
Dividend yield                                                      0.00%             0.00%
Weighted-average expected life of options                          5 years           5 years
Expected volatility                                                  .65               .622


The Company has granted stock options to various employees under the terms of the respective employee agreements. The stock options generally vest over three years. The term of each option is ten years from the date of grant.

At December 31, 1998 the Company did not reserve common stock for future issuance and no options were designated as being available for future grants. At December 31, 1999, 2,150,000 shares of common stock were reserved for future issuance and 1,651,666 options were available for future grants.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma compensation expense and net income (loss) is as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                               1998               1999
                                                      ---------------------------------------
Pro forma compensation expense                           $        7,266     $       63,748
Pro forma net income (loss)                              $       32,962     $   (1,468,711)
Pro forma earnings per share - basic
   and diluted                                           $         0.02     $        (0.49)


A summary of changes in common stock options during 1998 and 1999 is as follows:


                                                                           RANGE OF      WEIGHTED-AVERAGE
                                                           SHARES       EXERCISE PRICES   EXERCISE PRICE
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------
Options outstanding at December 31, 1997                     80,000       $0.05  - 0.60   $     0.53
                                                     ======================================================
Options vested, December 31, 1997                               556        0.05  - 0.60         0.53
                                                     ======================================================
   Options granted                                          249,000        0.05  - 0.50         0.40
   Options exercised                                              -                   -            -
   Options canceled                                         (56,667)       0.60                 0.40
                                                     ------------------------------------------------------
Options outstanding at December 31, 1998                    272,334        0.05  - 0.60         0.40
                                                     ======================================================
Options vested, December 31, 1998                            50,222        0.05  - 0.60         0.38
                                                     ======================================================
   Options granted                                          272,000        0.05  - 8.12         4.25
   Options exercised                                         (3,333)       0.20                 0.20
   Options canceled                                         (42,667)       0.20  - 8.12         3.74
                                                     ------------------------------------------------------
Options outstanding at December 31, 1999                    498,334        0.05  - 8.12         2.22
                                                     ======================================================
Options vested, December 31, 1999                           197,667       $0.05  - 8.12         1.95
                                                     ======================================================


The following summarizes information related to stock options outstanding at December 31, 1999:


                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                -----------------------------------------------  --------------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                   WEIGHTED       REMAINING                         WEIGHTED
    RANGE OF                       AVERAGE       CONTRACTUAL                         AVERAGE
EXERCISE PRICES     OPTIONS     EXERCISE PRICE      LIFE             OPTIONS     EXERCISE PRICE
---------------------------------------------------------------  --------------------------------
 $0.05 - $0.60      372,334          $0.44       8.69 Years           157,667          $0.42
  3.50               16,000           3.50       9.25 Years                 -              -
  7.50 -  8.12      110,000           8.06       9.68 Years            40,000           8.00
                -----------------------------------------------  --------------------------------
 $0.05 - $8.125     498,334          $2.22       8.92 Years           197,667          $1.95
                ================================                 ================================


At December 31, 1998 and 1999, the weighted-average remaining contractual life of outstanding options was 9.54 years and 8.92 years, respectively.

The weighted-average grant-date fair value of options granted is as follows:


                                                  YEAR ENDED DECEMBER 31,
                                                  1998               1999
                                         ---------------------------------------
Granted at market prices                        $  0.40           $   1.60
Granted at below market prices                  $     -           $   5.40



7. LINE OF CREDIT

On July 1, 1999, the Company entered into an agreement with a bank to borrow up to $1,000,000 against qualified accounts receivables with full recourse. Under the contract, the bank shall purchase the accounts receivable under the following terms: 80% of the balance is remitted at the sale date, the rest is remitted upon receipt of the balance due from the customer less finance and administrative fees charged by the bank. The agreement has a one-year term and borrowings under the agreement bear interest at the banks' prime rate. In connection with this agreement, the Company issued warrants to the bank to purchase 3,750 shares at the initial public offering price of $8 per share. As the effect of the warrants are not material to the financial statements, the Company has not discounted the line of credit to separately account for the warrants.

8. INCOME TAXES

As of December 31, 1999, the Company had tax net operating loss carryforwards of approximately $274,000 that will begin to expire in 2019 if not utilized.

Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                           1998              1999
                                     ------------------------------------
Current:
   Federal                                  $17,661         $(17,661)
   State                                      1,558           (1,558)
                                     ------------------------------------
Total current                                19,219          (19,219)
                                     ------------------------------------

Deferred:
   Federal                                    7,684           (1,583)
   State                                        678             (110)
                                     ------------------------------------
Total deferred                                8,362           (1,693)
                                     ------------------------------------
                                            $27,581         $(20,912)
                                     ====================================



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1998 and 1999 are as follows:


                                                   1998              1999
                                             ------------------------------------
Deferred tax liabilities:
   Depreciable assets                               $(6,292)       $  (9,985)
                                             ------------------------------------
Total deferred tax liabilities                       (6,292)          (9,985)
                                             ------------------------------------

Deferred tax assets:
   Tax carryforwards                                      -          101,265
   Bad debt                                               -           25,181
   Stock Compensation                                     -           28,121
   Accrued liabilities and other                      4,942           17,364
                                             ------------------------------------
Total deferred tax assets                             4,942          171,931
Valuation allowance for deferred
tax assets                                                -         (161,946)
                                             ------------------------------------
Net deferred tax assets                               4,942            9,985
                                             ------------------------------------
Net deferred taxes                                  $(1,350)       $       -
                                             ====================================


The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $162,000 during 1999.

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:


                                                             1998              1999
                                                       ------------------------------------
Tax at statutory rate of 34%                                   $23,057        $(472,897)
State taxes, net of federal benefit                              1,653          (14,798)
Stock based compensation                                             -          299,200
Permanent items                                                  2,288            5,638
Change in valuation allowance                                        -          161,945
Other                                                              583                -
                                                       ------------------------------------
                                                               $27,581        $ (20,912)
                                                       ====================================


9. COMMITMENTS AND CONTINGENCIES

The Company leases equipment under an operating lease that expires in 2000. Future lease commitments are as follows:

       2000                                                   $     84,606
       2001                                                        116,208
       2002                                                         70,878
                                                          -------------------
       Total                                                  $    271,692
                                                          ===================


In addition, the Company has entered into a sublease with a related party for office rent. The agreement is month-to-month. For the years ended December 31, 1998 and 1999, the Company recorded rent expense of $16,707 and $88,666, respectively.

10. SUBSEQUENT EVENTS

On January 3, 2000, the Company acquired LoreData, Inc., a Connecticut corporation, and merged LoreData, Inc. into a wholly-owned subsidiary, Perficient Acquisition Corp., a Delaware corporation. Perficient Acquisition Corp. is the surviving corporation to the merger and will continue under the name, "Perficient LoreData, Inc." LoreData, Inc. was a 17 person internet professional services firm based in New London, CT. The Company acquired LoreData for an aggregate purchase price of (i) $385,000 in cash that was paid at closing, (ii) 30,005 shares of common stock, also paid at closing, and (iii) 131,709 shares of common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000.

On January 14, 2000 the Board of Directors authorized an additional 1,100,000 shares of Common Stock to be available under the Company's Stock Option/Stock Issuance Plan. An additional 50,000 shares of Common Stock were authorized and added to the Plan on February 14, 2000.

On February 7, 2000, the Company completed an $8.1 million private placement of common stock. The Company intends to use the proceeds from the private placement to further accelerate its previously announced acquisition program and for other corporate purposes. A total of 400,000 shares of common stock were issued and sold by the Company, resulting in gross proceeds to the Company of $5.6 million. The private placement was priced at $14 per share. Gilford Securities Incorporated acted as placement agent in connection with the private placement.

On February 16, 2000, the Company entered into an Agreement and Plan of Merger with Compete Inc. ("Compete"), Perficient Compete, Inc., and the shareholders of Compete. The aggregate purchase price of Compete consists of
(i) $3,500,000 in cash, (ii) $2,527,500 in promissory notes to be repaid within six months following the closing, (iii) 2,200,000 shares of common stock, of which 1,100,000 shares are subject to adjustment and (iv) the assumption of Compete, Inc.'s outstanding employee options. The closing of the acquisition of Compete is conditioned upon, among other things, obtaining the consent of Perficient's stockholders. Accordingly, there can be no assurance that the acquisition will be completed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PERFICIENT, INC.

Dated:  March 27, 2000
                                             /s/ John T. McDonald
                                             --------------------
                                             John T. McDonald
                                             Chief Executive Officer
                                             (Principal Executive Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 27, 2000
                                             /s/ John T. McDonald
                                             --------------------
                                             John T. McDonald
                                             Director

Dated:  March 27, 2000
                                             /s/ John A. Hinners
                                             --------------------
                                             John A. Hinners
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Dated:  March 27, 2000
                                             /s/ Bryan R. Menell
                                             --------------------
                                             Bryan R. Menell
                                             President and Director

Dated:  March 27, 2000
                                             /s/ Steven G. Papermaster
                                             ---------------------
                                             Steven G. Papermaster
                                             Director

Dated:  March 27, 2000
                                             /s/ David S. Lundeen
                                             --------------------
                                             David S. Lundeen
                                             Director

Dated:  March 27, 2000
                                             /s/ W. Frank King
                                             --------------------
                                             Dr. W. Frank King
                                             Director

Dated:  March 27, 2000
                                             /s/ Philip J. Rosenbaum
                                             -------------------
                                             Philip J. Rosenbaum
                                             Director