Form 10QSB
period 2000-03-31
PERFICIENT INC
filed 2000-05-15
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        COMMISSION FILE NUMBER 001-15169

                                PERFICIENT, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    74-2853258
  (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                 7600B NORTH CAPITAL OF TEXAS HIGHWAY, SUITE 340
                                AUSTIN, TX 78731
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (512) 531-6000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No___, and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X.

     The number of shares of the Registrant's Common Stock outstanding as of March 31, 2000 was 4,065,047.

                                PERFICIENT, INC.

                                     INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2000


                                                                            Page No.
                                                                           ---------

Part I.  Consolidated Financial Information

Item 1.      Consolidated Balance Sheets as of March 31, 2000 (unaudited)
             and December 31, 1999                                           3

             Consolidated Statements of Operations for the three
             months ended March 31, 2000 and 1999 (unaudited)                4

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 and 1999 (unaudited)                5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

Item 3.      Qualitative and Quantitative Disclosure About Market Risk      17

Part II. Other Information

Item 1.      Legal Proceedings                                              18

Item 2.      Changes in Securities and Use of Proceeds                      18

Item 4.      Submission of Matters to a Vote of Security Holders            18

Item 6.      Exhibits and Reports on Form 8-K                               18

Signature                                                                   19

Exhibit Index                                                               20


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                PERFICIENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 1999        March 31, 2000
                                                                            -------------------      ----------------
                                                                                                         (unaudited)

Current assets:
    Cash                                                                           $5,818,918             $9,615,112
    Accounts receivable, net of allowance for doubtful accounts of
    $68,058 as of December 31, 1999 and $121,058 as of March 31, 2000                 560,149              1,442,534
    Other receivable                                                                    3,185                 31,336
    Income tax receivable                                                              10,916                 10,916
    Other current assets                                                               68,479                164,868
                                                                            -------------------      ----------------
Total current assets                                                                6,461,647             11,264,766
Property and equipment, net                                                            80,827                268,579
Goodwill, net                                                                               0              2,138,109
Other noncurrent assets                                                                73,943                216,275
                                                                            -------------------      ----------------
                                                                                   $6,616,417            $13,887,729
                                                                            ===================      ================


Liabilities
Current liabilities:
    Accounts payable                                                                 $165,176               $292,167
    Loans                                                                                   0                  3,677
    Other current liabilities                                                         199,150                571,825
                                                                            -------------------      ----------------
Total current liabilities                                                             364,326                867,669
                                                                            -------------------      ----------------
Total liabilities                                                                     364,326                867,669
Stockholders' equity:
    Common Stock, $.001 par value; 20,000,000 shares authorized;
    3,503,333 and 4,065,047 issued and outstanding at December 31, 1999
    and March 31, 2000, respectively                                                    3,503                  4,065
    Additional paid-In capital                                                      7,777,392             15,104,648
    Unearned stock compensation                                                      (152,000)              (133,000)
    Retained deficit                                                               (1,376,804)            (1,955,653)
                                                                            -------------------      ----------------
Total stockholders' equity                                                          6,252,091             13,020,060
                                                                            -------------------      ----------------
                                                                                   $6,616,417            $13,887,729
                                                                            ===================      ================


See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                           --------------------------------------
                                                  1999                   2000
                                           ----------------   -------------------
                                             (unaudited)           (unaudited)

STATEMENT OF OPERATIONS DATA:
Consulting revenues                             $266,275            $1,820,689
Cost of consulting revenues                      153,082               937,829
                                           ----------------   -------------------
Gross margin                                     113,193               882,860

Selling, general and administrative              137,860             1,248,347
Stock compensation                               899,000                19,000
Intangibles amortization                               0               194,362
                                           ----------------   -------------------
Loss before income taxes                        (923,667)             (578,849)
Benefit for income taxes                          (4,335)                    0
                                           ----------------   -------------------
Net loss                                       ($919,332)            ($578,849)
                                           ================   ===================

Net loss per share:
  Basic and diluted                               ($0.37)               ($0.15)
                                           ================   ===================

Shares used in computing net
   loss per share                              2,500,000             3,931,714
                                           ================   ===================




See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three months ended March 31,
                                                                   -------------------------------------
                                                                        1999                    2000
                                                                   ----------------   ------------------

OPERATING ACTIVITIES
Net loss                                                              ($919,332)            ($578,849)
Adjustments to reconcile net loss
to net cash used in operations:
     Depreciation                                                         4,515                20,554
     Intangibles amortization                                                 0               194,362
     Non-cash compensation                                              899,000                19,000
     Loss from disposal of fixed assets                                       0                   502
     Changes in operating assets and liabilities
         Accounts receivable                                            (78,035)             (882,385)
         Other receivable                                                     0               (28,151)
         Other current assets                                              (300)              (96,389)
         Other noncurrent assets                                              0              (142,332)
         Accounts payable                                                (5,653)              126,991
         Income tax payable                                             (12,138)                 (931)
         Other liabilities                                               12,214               373,606
                                                                   ----------------   ------------------
Net cash used in operating activities                                   (99,729)             (994,022)

INVESTING ACTIVITIES
Purchase of property and equipment                                            0              (213,786)
Cash paid for acquired businesses                                             0              (385,000)
Proceeds from disposal of fixed assets                                        0                 4,977
                                                                   ----------------   ------------------
Net cash used in investing activities                                         0              (593,809)

FINANCING ACTIVITIES
     Proceeds from shareholder loan                                         400                     0
     Payments on shareholder loan                                          (400)                    0
     Proceeds from short-term borrowings                                410,271                43,531
     Payments on short-term borrowings                                 (236,784)              (39,854)
     Proceeds from stock issuances, net                                       0             5,380,348
                                                                   ----------------   ------------------
Net cash provided by financing activities                               173,487             5,384,025
                                                                   ----------------   ------------------
Increase in Cash                                                         73,758             3,796,194
Cash at beginning of period                                              22,996             5,818,918
                                                                   ----------------   ------------------
Cash at end of period                                                   $96,754            $9,615,112
                                                                   ================   ===================
Supplemental noncash financing activities:
     Goodwill associated with acquisition                                    $0           ($2,332,471)
     Issuance of 161,714 shares of common stock related to                   $0            $1,940,568
     acquisition
      Issuance of 500,000 shares of
         common stock in exchange for shareholder
         receivable                                                    $250,000                   $--



See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements of Perficient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 many not be indicative of the result for the full fiscal year ending December 31, 2000.

Certain amounts in the three months ended March 31, 1999 have been reclassified to conform to the presentation for the three months ended March 31, 2000.

2.   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Segment Information

     During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

4.   Net Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share for the periods:

                                                                       Three Months Ended
                                                             --------------------------------------
                                                               March 31, 1999       March 31, 2000
                                                             -----------------    -----------------
Numerator:
     Loss from continuing                                        ($919,332)            ($578,849)
     operations-numerator for basic
     earnings per share

Denominator:
     Denominator for basic earnings per                          2,500,000             3,931,714
     share-weighted average shares
     Effect of dilutive securities: stock Option                        --                    --
                                                             -----------------    -----------------

     Denominator for diluted earnings per                        2,500,000             3,931,714
     share-weighted average shares
                                                             =================    =================

     Basic and diluted loss per share:                              ($0.37)               ($0.15)
                                                             =================    =================


5.   Recent Accounting Pronouncements

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

6.   Balance Sheet Components


                                  December 31, 1999     March 31, 2000
                              ----------------------   ----------------
                                                          (unaudited)
Other current assets:
I/C -subsidiary                               $0              $(357)
Employee advances                          3,185             18,878
                              ----------------------   ----------------
                                          $3,185            $18,521
                              ======================   ================

Other noncurrent assets:
Notes receivable                          $5,000             $5,933
Leasehold improvements                        $0            $19,087
Capitalized acquisition costs             68,479            164,868
Deposits                                       0            128,984
Prepaid expenses                          68,943             62,271
                              ----------------------   ----------------
                                        $142,422           $381,143
                              ======================   ================

Other current liabilities:
Accrued expenses                        $135,169           $363,074
Income tax payable                             0                  0
Payroll liability                         63,981            208,384
Sales tax payable                              0                367
                              ----------------------   ----------------
                                        $199,150           $571,825
                              ======================   ================


7.  Recent Developments

     On January 3, 2000, the Company consummated the acquisition by way of merger of LoreData, Inc., a Connecticut corporation, with and into the Company's wholly-owned subsidiary, Perficient Acquisition Corp., a Delaware corporation. Perficient Acquisition Corp. was the surviving corporation to the merger and is continuing under the name, "Perficient LoreData, Inc." The Company acquired LoreData for an aggregate purchase price of $2,460,000, subject to certain post-closing adjustments. The purchase price of $2,460,000 consisted of (i) $385,000 in cash that was paid at closing, (ii) 30,005 shares of the Company's common stock, par value $0.001 per share, also paid at closing, and
(iii) 131,709 shares of common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000. The shares of common stock issued in connection with the merger had a value of $12.83 per share, which was the average closing price of the common stock for the ten consecutive trading days prior to the public announcement of the transaction on December 13, 1999.

     On February 7, 2000, the Company completed an $8.1 million private placement of common stock. A total of 6 institutions participated in the private placement. A total of 400,000 shares of common stock were issued and sold by the Company, resulting in gross proceeds to the Company of $5.6 million. John T. McDonald and Bryan R. Menell, each an officer and a director of the Company, and David S. Lundeen, a director of the Company, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14 per share.

     On February 16, 2000, the Company entered into an Agreement and Plan of Merger with Compete Inc. ("Compete"), Perficient Compete, Inc., and the shareholders of Compete. The aggregate purchase price of Compete consisted of
(i) $3,500,000 in cash, (ii) $2,527,500 in promissory notes to be repaid within six months following the closing, (iii) 2,200,000 shares of common stock, of which 1,100,000 shares are subject to adjustment and (iv) the assumption of Compete, Inc.'s outstanding employee options. The Merger became effective on May 1, 2000.

     Our unaudited pro forma Statement of Operations data for the three months ended March 31, 2000, including the pro forma effect of the acquisition of Compete, is as follows:

Pro forma revenues                       $4,043,752
Net loss from continuing operations     ($5,194,468)
Net loss                                ($5,326,687)
Net loss per share                           ($0.89)


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

     We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any other cautionary language, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section could seriously harm our business.

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

     We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for end-user customers of our partners. We refer to the Internet companies with which we work as our "partners." To date, our partners have consisted of Internet software companies and we expect that Internet software companies will comprise our partners for the foreseeable future. Our contractual relationships are with our partners rather than their end-user customers. We generally perform services on a time-and-materials basis and are reimbursed for expenses. We recognize revenue for fees as services are performed.

     We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999, we established partner relationships with four additional internet software companies. Most of our revenues for the near future are expected to be derived from Vignette with smaller portions derived from these newer partner relationships. In December, 1999, we began providing services to Plumtree, Inc. Total revenue during 1999 from partners other than Vignette was approximately $102,000. As a result, our revenues and operating results are subject to substantial variations based on Vignette's sales and the frequency with which we are chosen to perform services for Vignette's end-user customers. Our agreement with Vignette may be terminated at any time by Vignette or by us. The agreement does not obligate Vignette to use our services for any minimum amount or at all, and Vignette may use the services of our competitors. Nevertheless, we are restricted, for as long as the agreement is in place, from performing services for Vignette's competitors.

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

     The number of information technology professionals who have agreed to perform services for the Company has increased from 8 at December 31, 1998 to 43 at December 31, 1999 and to 65 at March 31, 2000. We expect our number of information technology professionals to grow significantly during the next 12 months. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000

     Consulting Revenues. Revenues increased from $266,000 for the three months ended March 31, 1999 to $1,821,000 for the three months ended March 31, 2000. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of information technology professionals employed. During the three month period ended March 31, 2000, 79% of our revenues was derived from services performed for Vignette.

     Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of project-related expenses, increased from $153,000 for the three months ended March 31, 1999 to $938,000 for the three months ended March 31, 2000. The number of information technology professionals who have agreed to perform services for the Company increased from 10 for the three months ended March 31, 1999 to 65 for the three months ended March 31, 2000.

     Gross Margin. Gross margin increased from $113,000 for the three months ended March 31, 1999 to $883,000 for the three months ended March 31, 2000. Gross margin as a percentage of consulting revenues was 48% for the three months ended March 31, 2000.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $134,000 for the three months ended March 31, 1999 to $1,358,000 for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

     Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We recognized $19,000 in non-cash compensation expense during the three month period ended March 31, 2000 relating to the vesting of these options.

     Intangibles amortization. Intangibles amortization expense consists of amortization of purchased Goodwill created in our acquisition of LoreData, Inc. in January, 2000. We are amortizing the Goodwill associated with this acquisition over a 3 year period. Total Intangibles amortization expense for the three months ending March 31, 2000 was $194,000. The Merger of Compete will result in the recognition of substantial of Goodwill on our balance sheet. As a result, we expect that amortization expense will increase dramatically commencing in the quarter ending June 30, 2000.


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

     Cash used in operations for the three months ended March 31, 1999 was $994,000. As of March 31, 2000, we had $9,615,000 in cash and working capital of $10,232,000.

     On August 3, 1999, our initial public offering was completed and our cash increased by approximately $6.3 million. The timing and amount of our capital requirements will depend on a number of factors, including demand for our services, the need to develop new partner relationships, competitive pressures and the availability of complementary businesses that we may wish to acquire.

     On February 7, 2000, we sold 400,000 shares of Perficient common stock at $14 per share in a private placement. We intended to use the proceeds of approximately $5,500,000 from the private placement to fund the cash portion of the purchase price of the anticipated merger with Compete, for our operations and general corporate purposes, and to pay the promissory note payable six months from the Compete closing.

     In connection with the acquisition of Compete, which was effective on May 1, 2000, we have paid to the shareholders and vested option holders of Compete $3,500,000 in cash and we have agreed to pay $2,527,500 six months from the date of the closing of the merger. We used the proceeds of the private placement to fund the initial cash payment and expect that we will fund the repayment of the notes from working capital including the remaining funds from the private placement.

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


YEAR 2000

     The Company has experienced no significant adverse effects related to the Year 2000 computer issue. All important internal information technology systems made a seamless transition into the Year 2000 and there were no notable problems with equipment or systems which may have been affected by faulty embedded chips or other Year 2000 problems. The Company is not aware of any significant Year 2000 problems at any of its vendors.

     The Company implemented a comprehensive project plan to identify internal and external information technology and non-information technology systems which required modification or upgrade to be made Year 2000 compliant.

     As of March 2000, the Company has not experienced any adverse effects of its systems. Furthermore, our management believes that the Year 2000 risk will not pose significant future operational problems for our computer systems. However, there is no guarantee that the Company's Year 2000 program, including consulting with third parties, will avoid any future material adverse effects on the Company's operations, customer relations or financial condition. The Company's total cost of its Year 2000 program was negligible as of March 31, 2000. However, there is no guarantee that additional cost will not be incurred.

OTHER FACTORS AFFECTING OPERATING RESULTS

                        RISKS PARTICULAR TO OUR BUSINESS

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

     We expect to incur operating losses at least through the end of 2000 and perhaps thereafter. We plan to increase our expenditure on sales and marketing, infrastructure development, personnel and general and administrative expenses in connection with our efforts to expand our business. As a result, we will need to generate significant revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, our historical growth rates should not be viewed as indicative of our future revenues.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

     We began our business in September 1997. We only began providing services on any significant basis in mid-1998 and primarily to one partner. As a result, we have a limited operating history upon which you our business and prospects may be evaluated. Companies in an early stage of development frequently encounter greater risks and unexpected expenses and difficulties. As a result, we cannot assure you of any operating results and we will likely experience large variations in quarterly operating results.

THE LOSS OF SALES TO VIGNETTE CORPORATION WOULD SERIOUSLY HARM OUR BUSINESS.

     Vignette Corporation accounted for 96% of our revenue during 1999 and 79% of our revenue during the three months ended March 31, 2000. Any termination of our relationship with Vignette would have a material adverse effect on our operating results and financial condition. Vignette only retains our services on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for itself. Therefore, any downturn in Vignette's business or any shift in its decisions to continue to use our services could also result in substantially reduced sales by us.

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

OUR SUCCESS WILL DEPEND ON RETAINING OUR SENIOR MANAGEMENT TEAM AND KEY TECHNICAL PERSONNEL.

     We believe that our success will depend on retaining our senior management team and key technical personnel, including our Chief Executive Officer, John T. McDonald. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining our partners. If any of these people stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These people would be difficult to replace, and losing them could seriously harm our business. We do not currently maintain key-man insurance for these people.

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

                    RISKS RELATING TO OWNERSHIP OF OUR STOCK

WE ARE CONTROLLED BY OUR OFFICERS AND DIRECTORS, WHICH COULD RESULT IN OUR TAKING ACTIONS THAT OTHER STOCKHOLDERS DO NOT APPROVE.

     Our executive officers, directors and 5% and greater stockholders beneficially own or control approximately 60.6% of the voting power of our company. These persons, if they were to act together, would be in a position to elect and remove directors and control the outcome of most matters submitted to stockholders for a vote. Additionally, these persons would be able to significantly influence any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquiror from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

IT MAY BE DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, AND THIS COULD DEPRESS OUR STOCK PRICE.

     Provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON SATISFACTORY TERMS.

     We anticipate that the net proceeds of our initial public offering completed in August 1999 and the additional funds received in February 2000 will be sufficient to fund our operations and capital requirements for at least 12 months from the date of this filing. After that, we may need to raise additional funds. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     In connection with our private placement completed in February 2000, we agreed to file a registration statement with the Securities and Exchange Commission (the "Commission") covering the resale of the 580,000 shares of common stock included in such private placement. The Registration Statement was filed on April 28, 2000 and we anticipate that it may be declared effective by the Commission shortly. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

               RISKS PARTICULAR TO THE ACQUISITION OF COMPETE INC.

COMPETE IS DEPENDENT UPON A CONTINUING RELATIONSHIP WITH IBM AND A LIMITED NUMBER OF CLIENTS.

     Compete has developed an important relationship with IBM. Substantially all of its consulting projects involve IBM-based systems and technologies. IBM accounted for 33% of Compete's revenue during 1998 and 12% of its revenue during 1999. Any termination of the relationship with IBM would have a material adverse effect on our operating results and financial condition. IBM only retains the services offered by Compete on a case-by-case basis and may choose at any time to use any other firm or to provide the services that Compete performs for itself. Therefore, any downturn in IBM's business or any shift in its decisions to continue to use the services offered by Compete could also result in substantially reduced sales by us. During 1999, approximately 57% of Compete's sales were derived from services provided to three customers (including IBM). Although Compete generally provides services on a project-to-project basis, any losses of the relationships with any of these three service providers would have a material adverse effect on Compete's results of operations.

WE MAY HAVE DIFFICULTY INTEGRATING THE BUSINESS OF COMPETE INTO OUR EXISTING OPERATIONS.

     The acquisition of Compete involves the integration of two companies that have previously operated independently, with focuses on different geographical markets and software products utilizing different personnel. No assurances can be made that hat we will be able to integrate the operations of Compete without encountering difficulties or experiencing the loss of key Compete employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, no assurances can be made that the management teams of Perficient and Compete will be able to satisfactorily work with one another.

FORMER COMPETE STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE US FOLLOWING THE MERGER.

     The substantial ownership of our common stock by former Compete stockholders affords these stockholders the ability to exercise substantial influence in the election of directors and other matters submitted for approval by our stockholders. As a result of the Merger, the beneficial ownership of our common stock by the nine Compete stockholders and holders of options to purchase shares of Compete common stock that have vested, including those who have become directors and/or executive officers of Perficient represents approximately 31% of the outstanding shares of the Company. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our Company without the vote of the former Compete stockholders. In addition, sales of our common stock by the former Compete stockholders to a third party may result in a change of control of our Company.

WE MAY LOSE RIGHTS UNDER CONTRACT WITH CUSTOMERS AND OTHER THIRD PARTIES AS A RESULT OF THE MERGER.

     Perficient and Compete each have contracts with suppliers, customers, licensors, licensees and other business partners. Our issuance of shares in connection with the acquisition of Compete may trigger requirements under some of these contracts to obtain the consent, waiver or approval of the other parties. If we cannot do so, we may lose some of these contracts or have to renegotiate the contracts on terms that may be less favorable. In addition, many of these contracts are for a short term or can be terminated following a short notice period. A loss of any of these contracts would reduce our revenues and may, in the case of some contracts, affect rights that are important to the operation of our business.

WE WILL FACE ADVERSE ACCOUNTING CONSEQUENCES BY COMPLETING THE MERGER.

     The Merger will be accounted for under the purchase method of accounting. Compete's assets will be recognized at their fair value and any excess of the purchase price over such fair value, other than amounts charged to in-process research and development costs, if any, will be recognized as goodwill on our balance sheet. The goodwill will be amortized as an expense over its anticipated useful life. Since the amount of goodwill will be substantial, the application of purchase accounting treatment could materially adversely affect the combined company's financial results throughout the amortization period.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

     At March 31, 2000, approximately $9.6 million of our cash, cash equivalents and investment portfolio carried maturities of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of plus or minus 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

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

         In the offering we sold 1,000,000 shares of our common stock for an aggregate offering price of $8.0 million. We incurred expenses of approximately $1.7 million, of which approximately $1.0 million represented underwriting discount and a non-accountable expense allowance payable to the underwriter and approximately $.7 million represented other expenses related to the offering. The net offering proceeds to us after total expenses was approximately $6.3 million. During the three months ended March 31, 2000, we used approximately $1,500,000 of the proceeds for recruiting, training and equipping information professionals, expanding our technology infrastructure, sales and marketing expenses, expanding our physical facilities, repayment of accounts payable, general corporate purposes, including working capital and in acquiring other businesses. A portion of the proceeds in the future may also be used for the acquisition of businesses that our complimentary to ours including the payment of a portion of the note relating to the Merger with Compete. Pending such uses, we have invested the net proceeds of the offering in investment grade, interest-bearing securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

           The following matters were voted upon at a Special Meeting of Stockholders held on May 1, 2000, and received the votes set forth below:

1. A proposal to approve the issuance of up to 2,200,00 shares of our Common Stock in connection with the acquisition of Compete Inc. ("Compete") through a merger (the "Merger") of Compete with and into Perficient Compete, Inc., a subsidiary of our Company (the "Merger Sub"), under an Agreement and Plan of Merger by and among our Company, the Merger Sub, Compete and the Shareholders of Compete dated as of February 16, 2000 received 2,615,833 votes FOR and 2,000 votes AGAINST, with 400 abstentions.

2. A proposal to approve an amendment to the 1999 Stock Option/Stock Issuance Plan (the "Employee Plan") to increase the number of shares of our Common Stock underlying the Employee Plan to 1,850,000 shares received 2,505,077 votes FOR and 113,156 votes AGAINST, with no abstentions.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.


Exhibit
No.                        Description
---------                 -------------

27                         Financial Data Schedule



(b)      Reports on Form 8-K.

- On January 14, 2000, we reported that on January 3, 2000, we consummated the acquisition by way of merger of LoreData, Inc., a Connecticut corporation, with and into our wholly-owned subsidiary, Perficient Acquisition Corp., a Delaware corporation. Perficient Acquisition Corp. is the surviving corporation to the merger and is continuing under the name, "Perficient LoreData, Inc." We acquired LoreData for an aggregate purchase price of $2,460,000, subject to certain post-closing adjustments. The purchase price of $2,460,000 consisted of (i) $385,000 in cash that was paid at closing, (ii) 30,005 shares of our common stock, par value $0.001 per share, also paid at closing, and (iii) 131,709 shares of common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000. The shares of common stock issued in connection with the merger had a value of $12.83 per share, which was the average closing price of the common stock for the ten consecutive trading days prior to the public announcement of the transaction on December 13, 1999.

- On March 1, 2000, we reported that Perficient, Inc. completed an $8.1 million private placement of common stock on February 7, 2000. A total of 6 institutions participated in the private placement. A total of 400,000 shares of common stock were issued and sold by the Company, resulting in gross proceeds to the Company of $5.6 million. John T. McDonald and Bryan
     R. Menell, each an officer and a director of the Company, and David S. Lundeen, a director of the Company, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14 per share.

- On March 17, 2000, we filed Amendment No. 1 to the Form 8-K dated January 3, 2000 filed with the Securities and Exchange Commission on January 14, 2000 relating to the acquisition by Perficient, Inc. ("Perficient") of LoreData, Inc. This Amendment No. 1 contained the financial information referred to in Item 7 of the Form 8-K.


                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERFICIENT, INC.


Dated: May 12, 2000                /s/ John T. McDonald
                                   -----------------------------------------

                                   John T. McDonald, Chief Executive
                                   Officer (Principal Executive Officer)


Dated: May 12, 2000                /s/ John A. Hinners
                                   ----------------------------------------

                                   John A. Hinners, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index



No.                   Description
-----                -------------

27             Financial Data Schedule
