Form 10QSB
period 2000-06-30
PERFICIENT INC
filed 2000-08-14
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     The number of shares of the Registrant's Common Stock outstanding as of June 30, 2000 was 6,071,038.

                                  PERFICIENT, INC.

                                      INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000



                                                                       Page No.
                                                                       -------
Part I.  Consolidated Financial Information

Item 1.      Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999                                           3

             Consolidated Statements of Operations for the three and six
             months ended June 30, 2000 and 1999 (unaudited)                 4

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2000 and 1999 (unaudited)                 5

             Notes to Consolidated Financial Statements                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

             Risk Factors                                                   14

Item 3.      Qualitative and Quantitative Disclosure About Market Risk      20

Part II. Other Information

Item 1.      Legal Proceedings                                              20

Item 2.      Changes in Securities and Use of Proceeds                      20

Item 4.      Submission of Matters to a Vote of Security Holders            22

Item 6.      Exhibits and Reports on Form 8-K                               22

Signature                                                                   22

Exhibit Index                                                               23



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  PERFICIENT, INC.

                                             CONSOLIDATED BALANCE SHEETS



                                                                   December 31, 1999       June 30, 2000
                                                                   ---------------------------------------
                                                                                            (unaudited)
ASSETS
   Current assets:
     Cash                                                          $        5,818,918   $        2,907,811
     Accounts receivable, net of allowance for doubtful
       accounts of $68,058 as of December 31, 1999 and $286,058
       as of June 30, 2000                                                    560,149            5,841,773
     Other receivable                                                           3,185                    0
     Income tax receivable                                                     10,916               10,916
     Other current assets                                                      68,479               55,856
                                                                   ---------------------------------------
   Total current assets                                                     6,461,647            8,816,356
   Property and equipment, net                                                 80,827              644,257
   Goodwill, net                                                                    0           53,331,369
   Other noncurrent assets                                                     73,943              276,437
                                                                   =======================================
Total assets                                                       $        6,616,417   $       63,068,419
                                                                   =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities
   Current liabilities:
     Accounts payable                                              $          165,176   $          330,863
     Note payable to Compete shareholders                                           0            2,455,106
     Line of credit                                                                 0              200,000
     Current portion of capital lease obligation                                    0               92,699
     Other current liabilities                                                199,150            2,238,414
                                                                   ---------------------------------------
   Total current liabilities                                                  364,326            5,317,082
   Capital lease obligation, less current portion                                   0               95,677
                                                                   ---------------------------------------
   Total liabilities                                                          364,326            5,412,759
   Stockholders' equity:
     Common Stock, $.001 par value; 20,000,000 shares
       authorized;  3,503,333 and 6,071,038 issued and
       outstanding at December 31, 1999 and June 30, 2000,
       respectively                                                             3,503                6,071
     Additional paid-In capital                                             7,777,392           63,471,025
     Unearned stock compensation                                             (152,000)            (114,000)
     Accumulated other comprehensive loss                                           0               (3,005)
     Retained deficit                                                      (1,376,804)          (5,704,431)
                                                                   ---------------------------------------
   Total stockholders' equity                                               6,252,091           57,655,660
                                                                   ---------------------------------------
Total liabilities and stockholders' equity                         $        6,616,417   $       63,068,419
                                                                   =======================================


See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          Three months ended June 30,    Six months ended June 30,
                                          ------------   ------------   ------------   ------------
                                              1999           2000           1999           2000
                                          ------------   ------------   ------------   ------------


Consulting revenues                       $    505,082   $  4,677,303   $    771,357   $  6,497,992
Cost of consulting revenues                    201,129      2,342,094        354,211      3,279,923
                                          ------------   ------------   ------------   ------------
Gross margin                                   303,953      2,335,209        417,146      3,218,069

Selling, general and administrative            295,830      2,899,703        433,690      4,258,401
Stock compensation                              19,000         19,000        918,000         38,000
Intangibles amortization                             0      3,215,361              0      3,409,723
Loss from operations                           (10,877)    (3,798,855)      (934,544)    (4,488,055)
Interest income, net                                 0         50,078              0        160,429
                                          ------------   ------------   ------------   ------------
Loss before income taxes                       (10,877)    (3,748,777)      (934,544)    (4,327,626)
Benefit for income taxes                             0              0         (4,335)             0
                                          ------------   ------------   ------------   ------------
Net loss                                  $    (10,877)  $ (3,748,777)  $   (930,209)  $ (4,327,626)
                                          ============   ============   ============   ============
Net loss per share:
  Basic and diluted                       $      (0.00)  $      (0.81)  $      (0.38)  $      (1.03)
                                          ============   ============   ============   ============



See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               Six months ended June 30,
                                                              ------------   ------------
                                                                  1999           2000
                                                              ------------   ------------
OPERATING ACTIVITIES
Net loss                                                      $   (930,209)  $ (4,327,626)
Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation                                                     9,737         69,441
    Intangibles amortization                                             0      3,409,723
    Non-cash compensation                                          918,000         38,000
    Non-cash interest expense                                            0         35,416
    Loss from disposal of fixed assets                                   0            502
    Changes in operating assets and liabilities (net of
      the effect of acquisitions)
        Accounts receivable                                       (324,926)    (2,925,936)
        Other receivable                                                 0          3,185
        Other current assets                                        (5,300)        19,957
        Other noncurrent assets                                          0       (180,733)
        Accounts payable                                           142,967        136,443
        Other liabilities                                           47,572      1,098,902
                                                              ------------   ------------
Net cash used in operating activities                             (142,159)    (2,622,726)
INVESTING ACTIVITIES
    Purchase of property and equipment                             (15,267)      (325,237)
    Purchase of businesses, net of cash acquired                         0     (4,772,391)
    Proceeds from disposal of fixed assets                               0          4,977
                                                              ------------   ------------
Net cash used in investing activities                              (15,267)    (5,092,651)
FINANCING ACTIVITIES
    Proceeds from shareholder receivable                           100,000              0
    Proceeds from short-term borrowings                            452,418         43,531
    Payments on short-term borrowings                             (452,418)      (633,385)
    Proceeds from stock issuances, net                              67,124      5,391,226
                                                              ------------   ------------
Net cash provided by financing activities                          167,124      4,801,372
                                                              ------------   ------------
Effect of exchange rate on cash and cash equivalent                      0          2,898
Increase (decrease) in cash and cash equivalents                     9,698     (2,911,107)
Cash and cash equivalents at beginning of period                    22,996      5,818,918
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $     32,694   $  2,907,811
                                                              ============   ============


See accompanying notes to interim consolidated financial statements.

                                PERFICIENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements of Perficient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 many not be indicative of the result for the full fiscal year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the Company's financial statements filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     Certain amounts in the three and six months ended June 30, 1999 have been reclassified to conform to the presentation for the three and six months ended June 30, 2000.

2.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Segment Information

     The Company follows the provisions of the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented.

4.   Net Earnings (Loss) Per Share

     The Company computes net earnings (loss) per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of Statement No. 128 and SAB 98, basic and diluted net earnings (loss) per share is computed by dividing the earnings (loss) available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted earnings (loss) per share excludes shares that are subject to issuance if the effect is antidilutive. Shares subject to issuance include Common Stock subject to repurchase rights, shares of Common Stock issuable upon the exercise of stock options and warrants, and shares subject to a contingency that were issued in connection with certain purchase business combinations.

The following table sets forth the computation of basic net loss per share for the periods:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ------------   ------------   ------------   ------------
                                                   1999           2000           1999           2000
                                               ------------   ------------   ------------   ------------


Basic:
    Loss from continuing
      operations-numerator for basic
      earnings per share                       $    (10,877)  $ (3,748,777)  $   (930,209)  $ (4,327,626)
    Weighted-average shares of common
      stock outstanding                           2,500,000      5,401,708      2,500,000      4,665,711
    Less common stock subject to
      contingency                                        --       (797,664)            --       (463,687)
                                               ------------   ------------   ------------   ------------
    Shares used in computing basic net
      loss per share                              2,500,000      4,604,043      2,500,000      4,202,024
                                               ============   ============   ============   ============
    Basic and diluted net loss per share:      $      (0.00)  $      (0.81)  $      (0.38)  $      (1.03)
                                               ============   ============   ============   ============

         Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss. The Company had weighted average options and warrants outstanding of approximately 1,087,661 and 1,194,104 for the six and three months ended June 30, 2000, respectively.

5.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is to effective beginning in the Company's fourth quarter of fiscal year 2000. Management has not yet completed its determination of the impact, if any, the new standard will have on the consolidated results of operations or financial position.

6.   Balance Sheet Components

                                          December 31, 1999     June 30, 2000
                                          ------------------  ------------------
                                                                 (unaudited)

Accounts receivable:
Accounts receivable                       $          544,646  $        4,346,235
Unbilled contract revenue                             83,561           1,781,596
Allowance for doubtful accounts                      (68,058)           (286,058)
                                          ------------------  ------------------
                                          $          560,149           5,841,773
                                          ==================  ==================

Other current liabilities:
Accrued expenses                          $          135,169  $          891,399
Payroll liability                                     63,981             884,449
Accrued broker fee - Compete acquisition                   0             462,566
                                          ------------------  ------------------
                                          $          199,150  $        2,238,414
                                          ==================  ==================

7.  Comprehensive Loss

         The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Total comprehensive loss was $4.3 million and $930,000 for the six month periods ended June 30, 2000 and 1999, respectively.

8.  Business Combinations

         On January 3, 2000, the Company acquired LoreData, Inc., a Connecticut corporation. The Company acquired LoreData for an aggregate purchase price of approximately $2.4 million, subject to certain post-closing adjustments. The purchase price of $2.4 million (i) $385,000 in cash that was paid at closing, (ii) 30,005 shares of our common stock, par value $0.001 per share, also paid at closing, and (iii) 131,709 shares of common stock that are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of January 3, 2000. The acquisition was accounted for as a purchase business combination. The excess of purchase price over fair value of the net assets was recorded as goodwill ($2.3 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of June 30, 2000, accumulated amortization of goodwill related to the LoreData acquisition was approximately $390,000.

         On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). The aggregate purchase price of Compete consisted of (i) $3,425,000 in cash, (ii) $2,527,500 in non interest bearing promissory notes to be repaid within six months following the closing, (iii) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment or forfeiture and which are being held in escrow for disposition by the escrow agent in accordance with an Escrow Agreement dated as of May 1, 2000, and (iv) the assumption of Compete, Inc.'s outstanding employee options. Of the 2,200,000 shares of common stock constituting the consideration under the merger, 196,106 of such shares are subject to options to purchase shares of common stock. Options to purchase 46,669 of such shares are exercisable at $0.02 per share, while the remaining options are exercisable at $3.36 per share. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, is as follows (in thousands):


            Cash                                      $      3,425
            Note (less imputed interest of $107.5)           2,420
            Common stock                                    40,077
            Assumption of existing stock option plan         8,278
            Transaction broker fees                            694
            Transaction costs                                  325
                                                      ------------
                     Total purchase price             $     55,219

         The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($54.4 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of June 30, 2000, accumulated amortization of goodwill related to the Compete acquisition was approximately $3.02 million.

         The unaudited pro forma combined results of operations of Perficient and Compete for the six months ended June 30, 2000 and 1999 after giving effect to certain pro forma adjustments as if the transaction had occurred at the beginning of each of the six month periods are as follows:

                                           Six months ended June 30,
                                          ------------   ------------
                                              2000           1999
                                          ------------   ------------

               Revenues                   $  9,644,811   $  3,423,894
               Operating loss             $ (9,923,305)  $ (9,894,928)
               Net loss                   $(10,048,268)  $ (9,890,593)
               Basic net loss per share   $      (1.67)  $      (2.82)

         Total pro forma intangibles amortization includes approximately $9.1 million during the six months ended June 30, 1999 and 2000 as a result of the Compete acquisition. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Compete occurred on January 1, 1999 or of future results.

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

         We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999 and 2000, we have established partner relationships with several additional Internet software companies. Revenues from Vignette and IBM comprised approximately 33% and 20%, respectively, of pro forma revenues for the quarter ended June 30, 2000 (after giving effect to the acquisition of Compete). Vignette accounted for 51% and 97% of actual revenues for the six months ended June 30, 2000 and 1999 respectively. Our revenues and operating results are subject to substantial variations based on our partners' sales and the frequency with which we are chosen to perform services for their end-user customers. Generally, our partner agreements may be terminated at any time by our partners or by us. These agreements do not obligate our partners to use our services for any minimum amount or at all, and they may use the services of our competitors. Under our agreement with Vignette, we are restricted, for as long as the agreement is in place, from performing services for competitors of Vignette.

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

         The number of information technology professionals who have agreed to perform services for the Company has increased from 8 at December 31, 1998 to 43 at December 31, 1999 and to over 150 at June 30, 2000. We expect our number of information technology professionals to continue to grow significantly. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

         On May 1, 2000, we acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). The aggregate purchase price of Compete consisted of (i) $3,425,000 in cash, (ii) $2,527,500 in non interest bearing promissory notes to be repaid within six months following the closing, (iii) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment and (iv) the assumption of Compete, Inc.'s outstanding employee options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, was approximately $55.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Compete will be included with those of the Company for the periods subsequent to the acquisition date.

         The unaudited pro forma results of operations data and pro forma supplemental data for the three months ended June 30, 2000, assuming the acquisition of Compete occurred on April 1, 2000, is as follows:

PERFICIENT, INC.

STATEMENTS OF OPERATIONS, INCLUDING PRO FORMA EFFECT OF ACQUISITION OF COMPETE, INC.



                                                Three Months Ended
                                                   June 30, 2000
                                               --------------------
                                                    Pro Forma
Consulting revenues                            $          5,601,059
Cost of consulting revenues                               2,756,556
                                               --------------------
Gross margin                                              2,844,503
Selling, general and administrative                       3,201,618
Stock compensation                                           19,000
Intangibles amortization                                  4,724,661
Loss from operations                                     (5,100,776)
Acquisition related expenses                                (19,364)
Interest income, net                                         26,620
                                               --------------------
Net loss                                       $         (5,093,520)
                                               ====================
Supplemental Data:
Pro forma net loss per share:
  Basic and diluted                            $              (1.03)
                                               ====================
Shares used in computing pro forma net
   loss per share                                         4,956,055
                                               ====================
Supplemental Data:
Net loss as reported                           $         (5,093,520)
Non-cash and acquisition related charges                  4,843,988
                                               --------------------
Supplemental net loss before
  non-cash and acquisition related charges     $           (249,532)
                                               ====================
Supplemental net loss before
  non-cash and acquisition related charges
  per share - basic and diluted                $              (0.05)
                                               ====================


         The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition of Compete occurred on April 1, 2000 or of future results. The supplemental operations data and supplemental net loss and supplemental net loss per share information is presented because management believes it is a commonly used financial indicator of a company's operating performance. We believe that neither supplemental net loss nor supplemental net loss per share is intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as prepared in accordance with generally accepted accounting principles, and may not be comparable to similarly titled measures presented by other companies. Non-cash charges include stock compensation, amortization of intangible assets, including goodwill, and depreciation expense.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

    Consulting Revenues. Revenues increased from $771,000 for the six months ended June 30, 1999 to $6,498,000 for the six months ended June 30, 1999. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of information technology professionals employed. The acquisition of Compete on May 1, 2000 also attributed to the increase in revenues for the six months ended June 30, 2000. During the six month period ended June 30, 2000, 51% of our revenues was derived from Vignette and 14% of our revenues was derived from projects completed for IBM.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of project related expenses, increased from $354,000 for the six months ended June 30, 1999 to $3,280,000 for the six months ended June 30, 2000. The number of our information technology professionals who have agreed to perform services for the Company increased from 14 at June 30, 1999 to over 150 at June 30, 2000.

    Gross Margin. Gross margin increased from $417,000 for the six months ended June 30, 1999 to $3,218,000 for the six months ended June 30, 2000. Gross margin as a percentage of consulting revenues was 49.5% for the six months ended June 30, 2000 and 54% for the six months ended June 30, 1999. The decrease in gross margin is primarily due to increased costs incurred in expanding the number of our consultants during the period.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $434,000 for the six months ended June 30, 1999 to $4,258,000 for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

    Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $38,000 in non-cash compensation expense during the six month period ended June 30, 2000 relating to the vesting of these options.

    Intangibles amortization. Intangibles amortization expense consists of amortization of purchased Goodwill created in our acquisitions of LoreData, Inc. in January 2000 and Compete, Inc. in May 2000. We are amortizing the Goodwill associated with these acquisitions over a 3 year period. Total Intangibles amortization expense for the six months ending June 30, 2000 was $3,410,000.

     Interest Income (Expense). Interest income (expense) consists of interest income of $200,000 on cash and investments and interest expense of $40,000 on notes payable. The increase in interest income in 2000 was due to interest income from cash and investment balances on hand as a result of our initial public offering and private placement. The increase in interest expense is due to the $2.5 million note payable related to the Compete acquisition.

    THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

    Consulting Revenues. Consulting revenues increased from $505,000 for the three months ended June 30, 1999 to $4,677,000 for the three months ended June 30, 2000. The increase in revenues reflected the increase in the number of projects performed and in the number of information technology professionals employed. The acquisition of Compete on May 1, 2000 also attributed to the increase in revenues for the three months ended June 30, 2000. During the three month period ended June 30, 2000, 40% of our revenues was derived from Vignette (33% of total pro forma revenues for the three months ended June 30, 2000 after giving effect to the acquisition of Compete) and 19% of our revenues was derived from projects completed for IBM.

    Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for information technology professionals assigned to projects and of reimbursable expenses, increased from $201,000 for the three months ended

June 30, 1999 to $2,342,000 for the three months ended June 30, 2000. The number of our information technology professionals increased from 14 at June 30, 1999 to 150 at June 30, 2000.

     Gross Margin. Gross margin increased from $304,000 for the three months ended June 30, 1999 to $2,335,000 for the three months ended June 30, 2000. Gross margin as a percentage of consulting revenues was 50% for the three months ended June 30, 2000 and 60% for the three months ended June 30, 1999. The decrease in gross margin is primarily due to costs incurred in expanding the number of our consultants during the period.

    Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits, travel costs and non-reimbursable expenses. Selling, general and administrative expenses increased from $296,000 for the three months ended June 30, 1999 to $2,900,000 for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was related to our increased marketing activities to solicit additional partners and to increases in overhead costs necessary to support the growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

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

    Intangibles amortization. Intangibles amortization expense consists of amortization of purchased Goodwill created in our acquisitions of LoreData, Inc. in January 2000 and Compete, Inc. in May 2000. We are amortizing the Goodwill associated with these acquisitions over a 3 year period. Total Intangibles amortization expense for the three months ending June 30, 2000 was $3,215,000.

     Interest Income (Expense). Interest income (expense) consists of interest income of $90,000 on cash and investments and interest expense of $40,000 on notes payable. The increase in interest income in 2000 was due to interest income from cash and investment balances on hand as a result of our initial public offering and private placement. The increase in interest expense is due to the $2.5 million note payable related to the Compete acquisition.

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

         We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $4,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2001, bear interest at the bank's prime rate plus 0.85%. As of June 30, 2000, there were no borrowings under this loan agreement. Prior to that, we had an agreement with the same bank, which allowed us to borrow up to $1,000,000 against our qualifying accounts receivables. In connection with this bank agreement, we issued warrants to the Bank to acquire up to 3,750 shares of our common stock at $8 per share. As of June 30, 2000, there were no borrowings under this loan agreement

         On August 3, 1999, we completed our initial public offering and our cash increased by approximately $6.3 million. The timing and amount of our capital requirements will depend on a number of factors, including demand for our services, the need to develop new partner relationships, competitive pressures and the availability of complementary businesses that we may wish to acquire.

         On February 7, 2000, we sold 400,000 shares of Perficient common stock at $14 per share in a private placement. We used the proceeds of approximately $5,500,000 from the private placement to fund the cash portion of the purchase price of the merger with Compete, for our operations and general corporate purposes, and intend to use the remainder to pay the promissory note payable six months from the Compete closing.

         In connection with the acquisition of Compete, which was effective on May 1, 2000, we paid to the shareholders and vested option holders of Compete approximately $3,425,000 in cash and we have agreed to pay $2,527,500 six months from the date of the closing of the merger. We used the proceeds of the private placement to fund the initial cash payment and expect that we will fund the repayment of the notes from working capital including the remaining funds from the private placement. Compete had a line of credit agreement with a bank in which $200,000 was outstanding as of June 30, 2000. This line of credit was paid in full and terminated in July 2000.

         Cash used in operations for the six months ended June 30, 2000 was $2,800,000. As of June 30, 2000, we had $2,900,000 in cash and working capital of $3,500,000, and up to $4,000,000, subject to certain borrowing base calculations available under our line of credit facility discussed above. The Company will be required to repay approximately $2.5 million to the shareholders of Compete on November 1, 2000.

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

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is to effective beginning in the Company's fourth quarter of fiscal year 2000. Management has not yet completed its determination of the impact, if any, the new standard will have on the consolidated results of operations or financial position.

OTHER FACTORS AFFECTING OPERATING RESULTS

                                  RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

WE HAVE LOST MONEY DURING MOST OF THE QUARTERS DURING WHICH WE HAVE BEEN IN BUSINESS AND WE EXPECT TO LOSE MONEY IN THE FUTURE.

    We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $5.7 million as of June 30, 2000. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. We will be required to amortize the goodwill in the future, which will result in the recognition of significant non-cash expenses over the next three years. We cannot assure you of any operating results and we will likely experience large variations in quarterly operating results. We will be required to amortize in excess of $4,500,000 in goodwill per quarter over the next three years. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

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

         We expect to incur net losses at least through the end of 2000 and perhaps thereafter. We plan to increase our expenditure on sales and marketing, infrastructure development, personnel and general and administrative items in connection with our efforts to expand our business. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, you should not view our historical growth rates as indicative of our future revenues.

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

WE MAY NOT GROW, OR WE MAY BE UNABLE TO MANAGE OUR GROWTH.

         Our success will depend on our ability to rapidly expand the number of partners and teams of information technology professionals. However, we may not grow as planned or at all. Many of our current and potential competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industry and marketing resources than we do. If we do not experience substantial growth, this would place us at a disadvantage to our competitors. However, if we do grow, our growth will place significant strains on our management personnel and other resources. For example, it will be difficult to manage information technology professionals who will be widely dispersed around the country. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could harm our business.

THE LOSS OF SALES TO VIGNETTE CORPORATION AND IBM WOULD SERIOUSLY HARM OUR BUSINESS.

         Vignette Corporation accounted for 96% of our revenue during 1999 and 51% of our revenue during the six months ended June 30, 2000. IBM accounted for 14% of our revenue during the six months ended June 30, 2000. Any termination of our relationship with Vignette and IBM would have a material adverse effect on our operating results and financial condition. Vignette only retains our services on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we performs for itself. Therefore, any downturn in Vignette's business or any shift in its decisions to continue to use our services could also result in substantially reduced sales by us.

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

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO WORK TOGETHER EFFECTIVELY TO IMPLEMENT OUR BUSINESS PLAN.

         We have recently hired many of our current executive officers to establish a team to manage our operations. These newly hired officers include our Chief Executive Officer, hired in April 1999, our Chief Financial Officer, hired in April 1999, our Vice President and Senior Managing Director of Business Development, hired in May 1999, and our Chief Operating Officer hired in May 2000 in connection with our acquisition of Compete. These individuals have not worked together previously and are in the process of integrating as a management team. Their failure to work together effectively would seriously harm our ability to carry out our business plan.

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

OUR SUCCESS WILL DEPEND ON RETAINING OUR SENIOR MANAGEMENT TEAM AND KEY TECHNICAL PERSONNEL.

         We believe that our success will depend on retaining our senior management team, key technical personnel and our Chief Executive Officer, John
T. McDonald. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining our partners. If any of these people stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These people would be difficult to replace, and losing them could seriously harm our business. We currently maintain key-man life insurance on the life of Mr. McDonald.

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

RISKS RELATING TO OUR INDUSTRY

WE FOCUS SOLELY ON COMPANIES IN THE MARKET FOR INTERNET SOFTWARE AND COULD BE HARMED BY ANY DOWNTURN IN THIS INDUSTRY.

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

         Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 65.8% of the voting power of our common stock. These persons, if they were to act together, are in a position to elect and remove directors and control the outcome of most matters submitted to stockholders for a vote. Additionally, these persons are able to significantly influence any proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

IT MAY BE DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, AND THIS COULD DEPRESS OUR STOCK PRICE.

         Provisions of our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON SATISFACTORY TERMS.

         We anticipate that the net proceeds of our initial public offering completed in August 1999 and the additional funds received in February 2000 will be sufficient to fund our operations and capital requirements for at least 6 months from the date of this filing, assuming our operations continue to expand as they have to date. Nevertheless, we may need to raise additional funds. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

    - open new offices;

    - hire, train and retain employees;

    - respond to competitive pressures or unanticipated requirements; or

    - pursue acquisition opportunities.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET AND THE BOSTON STOCK EXCHANGE, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

         Our shares are listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. However, our shares could be subsequently delisted, which would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our shares. Delisting may also reduce the visibility, liquidity and price of our common stock.

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERING.

         Our Registration Statement filed on Form SB-2 with the Securities and Exchange Commission (the "Commission") covering the resale by certain stockholders of 580,000 shares of Common Stock was declared effective by the Commission on July 6, 2000. These shares were originally issued to the stockholders in our private placement completed in February 2000. On July 31, 2000 we filed a Registration Statement on Form S-3 covering the resale of 161,901 shares of Common Stock originally issued in connection with our acquisitions of Compete, Inc. and Lore Data, Inc. Included in the 161,901 shares of common stock covered by this registration statement are 125,000 shares issuable upon exercise of five-year common stock purchase warrants issued to the underwriter of our initial public offering. On July 31, 2000, we filed a Registration Statement on Form S-8 covering an aggregate of 2,226,042 shares of common stock issuable upon the exercise of stock options granted under the 1999 Perficient, Inc. Stock Option/Stock Issuance Plan (the "Plan") as well as shares of Common Stock issuable upon the exercise of stock options granted outside the Plan. Finally, we are obligated to file a registration statement by no later than May 1, 2001 covering additional shares issued in connection with our acquisition of Compete, Inc. Sales of a substantial number of shares of Common Stock in the public market and the issuance of shares of Common Stock upon the exercise of stock options could adversely affect the market place of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

RISKS PARTICULAR TO THE RECENT ACQUISITION OF COMPETE

COMPETE IS DEPENDENT UPON A CONTINUING RELATIONSHIP WITH IBM AND A LIMITED NUMBER OF CLIENTS.

         Compete has developed an important relationship with IBM. Substantially all of its consulting projects involve IBM-based systems and technologies. IBM accounted for 33% of Compete's revenue during 1998 and 12% of its revenue during 1999. Any termination of the relationship with IBM would have a material adverse effect on our operating results and financial condition. IBM only retains the services offered by Compete on a case-by-case basis and may choose at any time to use any other firm or to provide the services that Compete performs for itself. Therefore, any downturn in IBM's business or any shift in its decisions to continue to use the services offered by Compete could also result in substantially reduced sales by us. During 1999, approximately 59% of Compete's sales were derived from services provided to three customers (including IBM). Although Compete generally provides services on a project-to-project basis, any losses of the relationships with any of these three service providers would have a material adverse effect on Compete's results of operations.

WE MAY HAVE DIFFICULTY INTEGRATING THE BUSINESS OF COMPETE INTO OUR EXISTING OPERATIONS.

         The acquisition of Compete involved the integration of two companies that have previously operated independently, with focuses on different geographical markets and software products utilizing different personnel. We cannot assure you that we will be able to integrate the operations of Compete without encountering difficulties or experiencing the loss of key Compete employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, we cannot assure you that the management teams of Perficient and Compete will be able to satisfactorily work with one another.

FORMER COMPETE STOCKHOLDERS MAY BE ABLE TO SIGNIFICANTLY INFLUENCE US FOLLOWING THE MERGER.

         The substantial ownership of our common stock by Compete's stockholders after the Merger (as defined in Part II, Item 4) provides them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient's stockholders. As a result of the Merger, the beneficial ownership of our common stock by the nine Compete stockholders and holders of options to purchase shares of Compete common stock that have vested ("Vested Option Holders"), including those who will become directors and/or executive officers of Perficient represents approximately 35.1% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our Company without the vote of the Compete stockholders. In addition, sales of our common stock by the Compete stockholders to a third party may result in a change of control of our Company.

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

WE WILL FACE ADVERSE ACCOUNTING CONSEQUENCES BECAUSE OF THE MERGER.

         The Merger is being accounted for under the purchase method of accounting. Compete's assets are recognized at their fair value and any excess of the purchase price over such fair value, other than amounts charged to in-process research and development costs, if any, are recognized as goodwill on our balance sheet. The goodwill will be amortized as an expense over its anticipated useful life. Since the amount of goodwill is substantial, the application of purchase accounting treatment could materially adversely affect the combined company's financial results throughout the amortization period.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         At June 30, 2000, all of our cash, cash equivalents and investment portfolio carried maturities of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of plus or minus 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

         The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in England and conduct transactions in the local currency of that location. The impact of fluctuations in the relative value of other currencies was not material for the six months ended June 30, 2000.

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

         In the offering we sold 1,000,000 shares of our common stock for an aggregate offering price of $8.0 million. We incurred expenses of approximately $1.7 million, of which approximately $1.0 million represented underwriting discount and a non-accountable expense allowance payable to the underwriter and approximately $.7 million represented other expenses related to the offering. The net offering proceeds to us after total expenses was approximately $6.3 million. During the six months ended June 30, 2000, we used the proceeds for recruiting, training and equipping information professionals, expanding our technology infrastructure, sales and marketing expenses, expanding our physical facilities, repayment of accounts payable, general corporate purposes, including working capital and in acquiring other businesses. A portion of the proceeds in the future may also be used for the acquisition of businesses that our complimentary to ours, including the payment of a portion of the notes relating to our recent merger with Compete. Pending such uses, we have invested the net proceeds of the offering in investment grade, interest-bearing securities. These shares were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

         On May 1, 2000, we consummated the acquisition by way of merger of Compete Inc., an Illinois corporation, with and into our wholly-owned subsidiary, Perficient Compete, Inc., a Delaware corporation. As part of the merger consideration we issued an aggregate of 1,001,933 shares of common stock, par value $.001 per share to the shareholders of Compete Inc. at closing. Additionally, we issued 1,001,933 shares of our common stock that are being held in escrow for disposition by the escrow agent in accordance with the Escrow Agreement dated as of May 1, 2000. We granted certain registration rights to the former shareholders of Compete to whom shares of Perficient common stock were issued. These shares were issued in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The following matters were voted upon at a Special Meeting of Stockholders held on May 1, 2000, and received the votes set forth below:

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

(b) The following matters were voted upon at the Annual Meeting of Stockholders held on June 29, 2000, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:



                                    FOR               WITHHELD
                                    ---               --------
         John T. McDonald           3,176,968         0
         Steven G. Papermaster      3,176,968         0
         Sam J. Fatigato            3,176,968         0
         David S. Lundeen           3,176,968         0
         W. Frank King, Ph.D.       3,176,968         0
         Philip J. Rosenbaum        3,176,968         0


2. A proposal to ratify the appointment of Ernst & Young LLP as the our independent auditors for the fiscal year ending December 31, 2000 received 3,176968 votes FOR and 0 votes AGAINST with 2,893,570 shares not voted.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.



Exhibit
No.                        Description
---                        -----------
27                         Financial Data Schedule


(b)      Reports on Form 8-K.

- On May 16, 2000, we reported that on May 1, 2000, we consummated the acquisition by way of merger of Compete Inc., an Illinois corporation ("Compete"), with and into our wholly-owned subsidiary, Perficient Compete, Inc., a Delaware corporation. Perficient Compete, Inc. is the surviving corporation to the merger and continues its existence under that name. We acquired Compete for an aggregate purchase price of (i) 3,500,000 in cash,
    (ii) $2,527,500 in promissory notes to be repaid within six months following the closing, and (iii) approximately 2,200,000 shares of common stock, of which 1,100,000 shares are subject to adjustment or forfeiture and which will be held in escrow for disposition by the escrow agent in accordance with an escrow agreement executed at closing. Of the 2,200,000 shares of Perficient Common Stock constituting the consideration under the merger, 196,106 of such shares are subject to options to purchase shares of common stock. Options to purchase 46,669 of such shares are exercisable at $.02 per share, while the remaining options are exercisable at $3.36 per share.

- On June 23, 2000, we filed Amendment No. 1 to the Form 8-K dated May 1, 2000 filed with the Securities and Exchange Commission on May 16, 2000 relating to the acquisition by Perficient of Compete. This Amendment No. 1 contained the financial information referred to in Item 7 of the Form 8-K.

- On July 21, 2000, we filed Amendment No. 2 to the Form 8-K dated May 1, 2000 filed with the Securities and Exchange Commission on May 16, 2000 relating to the acquisition by Perficient of Compete. This Amendment No. 2 amended certain of the financial information referred to in Item 7 of the Form 8-K and previously reported in Amendment No. 1 to the Form 8-K dated May 1, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PERFICIENT, INC.

Dated: August 11, 2000             /s/ John T. McDonald
                                   -----------------------------
                                   John T. McDonald, Chief Executive
                                   Officer (Principal Executive Officer)

Dated: August 11, 2000             /s/ John A. Hinners
                                   -----------------------------
                                   John A. Hinners, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index



NO.                   DESCRIPTION
---                   -----------
27             Financial Data Schedule

