Form 10QSB
period 2000-09-30
PERFICIENT INC
filed 2000-11-03
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 2000 was 6,131,374.

                                PERFICIENT, INC.

                                      INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                                                                                         Page No.
Part I.   Consolidated Financial Information

Item 1.   Consolidated  Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999                                                  3

          Consolidated Statements of Operations for the three and nine months
          ended September 30, 2000 and 1999 (unaudited)                                      4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999 (unaudited)                                            5

          Notes to Condensed Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                     10

          Risk Factors                                                                      15

Item 3.   Qualitative and Quantitative Disclosure About Market Risk                         21

Part II.  Other Information

Item 1.   Legal Proceedings                                                                 21

Item 2.   Changes in Securities and Use of Proceeds                                         21

Item 4.   Submission of Matters to a Vote of Security Holders                               21

Item 6.   Exhibits and Reports on Form 8-K                                                  21

Signature                                                                                   22

Exhibit Index                                                                               23


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                  PERFICIENT, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,              SEPTEMBER 30,
                                                                              1999                      2000
                                                                     ----------------------    ----------------------
                                                                                                     (UNAUDITED)

ASSETS

    Current assets:

      Cash
                                                                         $       5,818,918          $      3,487,622
      Accounts receivable, net of allowance for doubtful accounts of $68,058 as of December 31, 1999 and $355,581 as of
         September 30, 2000                                                        560,149                 5,582,971

      Other receivable                                                               3,185                         -

      Income tax receivable                                                         10,916                    10,916

      Other current assets                                                          68,479                    84,842
                                                                     ----------------------    ----------------------
    Total current assets                                                         6,461,647                 9,166,351

    Property and equipment, net                                                     80,827                   661,385

    Goodwill, net                                                                        -                48,466,389

    Other noncurrent assets                                                         73,943                   147,794
                                                                     ----------------------    ----------------------
Total assets                                                             $       6,616,417         $      58,441,919
                                                                     ======================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities

    Current liabilities:

      Accounts payable                                                    $        165,176          $        321,940

      Note payable to Compete shareholders                                               -                 2,509,204

      Current portion of capital lease obligation                                        -                    81,415

      Other current liabilities                                                    199,150                 2,050,785
                                                                     ----------------------    ----------------------
    Total current liabilities                                                      364,326                 4,963,344

    Capital lease obligation, less current portion                                       -                    66,097
                                                                     ----------------------    ----------------------
    Total liabilities                                                              364,326                 5,029,441

    Stockholders' equity:

      Common Stock, $.001 par value; 20,000,000 shares authorized;
         3,503,333 and 6,131,374 shares issued and outstanding at
         December 31, 1999 and September 30, 2000, respectively                      3,503                     6,131

      Additional paid-in capital                                                 7,777,392                63,712,129

      Unearned stock compensation                                                 (152,000)                  (95,000)

      Accumulated other comprehensive loss                                               -                   (21,113)

      Retained deficit                                                          (1,376,804)              (10,189,669)
                                                                     ----------------------    ----------------------
    Total stockholders' equity                                                   6,252,091                53,412,478
                                                                     ----------------------    ----------------------
Total liabilities and stockholders' equity                               $       6,616,417         $      58,441,919
                                                                     ======================    ======================

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                     PERFICIENT, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                          ---------------------------------------   ---------------------------------------
                                                 1999                 2000                 1999                 2000
                                          ------------------   ------------------   ------------------   ------------------

Consulting revenues                           $     825,216       $    6,719,622       $    1,596,573      $    13,217,614

Cost of consulting revenues                         268,238            3,351,953              622,450            6,631,876
                                          ------------------   ------------------   ------------------   ------------------
Gross margin                                        556,978            3,367,669              974,123            6,585,738


Selling, general and administrative                 734,358            3,074,206            1,159,447            7,332,607

Stock compensation                                   19,000               19,000              937,000               57,000

Intangibles amortization                                  -            4,730,444                    -            8,140,167

                                          ------------------   ------------------   ------------------   ------------------
Loss from operations                               (196,380)          (4,455,981)          (1,122,324)          (8,944,036)


Interest income (expense), net                       45,052              (29,256)              36,453              131,173
                                          ------------------   ------------------   ------------------   ------------------
Loss before income taxes                           (151,328)          (4,485,237)          (1,085,871)          (8,812,863)


Provision (benefit) for income taxes                      -                    -               (4,335)                   -
                                          ------------------   ------------------   ------------------   ------------------
Net loss                                      $    (151,328)      $   (4,485,237)      $   (1,081,536)     $    (8,812,863)
                                          ==================   ==================   ==================   ==================



Net loss per share:
  Basic and diluted                           $      (0.04)       $        (0.90)      $        (0.38)     $         (1.98)
                                          ==================   ==================   ==================   ==================








SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                           PERFICIENT, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                              ------------------------------------------
                                                                     1999                   2000
                                                              -------------------    -------------------
OPERATING ACTIVITIES

Net loss                                                        $     (1,081,536)      $     (8,812,863)

Adjustments to reconcile net loss
     to net cash used in operations:

     Depreciation                                                         15,693                170,309

     Intangibles amortization                                                  -              8,140,167

     Non-cash stock compensation                                         937,000                 57,000

     Non-cash interest expense                                                 -                 89,514

     Loss from disposal of fixed assets                                        -                    502

     Changes in operating assets and liabilities (net of the effect of acquisitions)

         Accounts receivable                                            (840,795)            (2,683,180)

         Other current assets                                            (43,846)               (16,487)

         Other noncurrent assets                                         (80,615)               (41,429)

         Accounts payable                                                217,402                129,485

         Other liabilities                                               151,898              1,164,648
                                                              -------------------    -------------------
Net cash used in operating activities                                   (724,799)            (1,802,334)



INVESTING ACTIVITIES

     Purchase of property and equipment                                  (22,667)              (443,178)

     Purchase of businesses, net of cash acquired                              -             (4,837,854)

     Proceeds from disposal of fixed assets                                    -                204,977
                                                              -------------------    -------------------
Net cash used in investing activities                                    (22,667)            (5,076,055)



FINANCING ACTIVITIES

     Proceeds from shareholder receivable                                100,400                      -

     Payments on shareholder receivable                                 (100,400)                     -

     Payments on capital lease obligation                                      -                (40,864)

     Proceeds from short-term borrowings                                 702,273                 43,531

     Payments on short-term borrowings                                  (702,273)              (833,385)

     Proceeds from stock issuances, net                                6,524,571              5,381,230
                                                              -------------------    -------------------
Net cash provided by financing activities                              6,524,571              4,550,512
                                                              -------------------    -------------------

Effect of exchange rate on cash and cash equivalents                           -                 (3,419)

Increase (decrease) in cash and cash equivalents                       5,777,105             (2,331,296)

Cash and cash equivalents at beginning of period                          22,996              5,818,918
                                                              -------------------    -------------------
Cash and cash equivalents at end of period                      $      5,800,101       $      3,487,622
                                                              ===================    ===================


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Perficient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 may not be indicative of the result for the full fiscal year ending December 31, 2000. These unaudited financial statements should be read in conjunction with the Company's financial statements filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      Certain amounts in the three and nine months ended September 30, 1999 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2000. Reimbursable expense revenue of $167,356 and $319,556 for the three and nine months ended September 30, 1999, respectively, are included as a component of cost of consulting revenue in the current period presentation.

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

4.    NET EARNINGS (LOSS) PER SHARE

      Basic net loss per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net loss available to common stockholders by the weighted average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Shares subject to issuance include common stock subject to repurchase rights, shares of common stock issuable upon the exercise of stock options and warrants, and shares subject to a contingency that were issued in connection with certain purchase business combinations.

      The following table sets forth the computation of basic net loss per share for the periods:


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------   ------------------------------
                                                     1999            2000             1999            2000
                                                 -------------   --------------   --------------  --------------
     Net loss                                     $  (151,328)     $(4,485,237)     $(1,081,536)    $(8,812,863)

     Weighted-average common shares
       outstanding                                  3,500,000        6,111,262        2,833,333       5,147,561

     Less contingently issuable common stock                -       (1,131,642)               -        (686,338)
                                                 -------------   --------------   --------------  --------------

     Shares used in computing basic net
       loss per common share                        3,500,000        4,979,620        2,833,333       4,461,223
                                                 =============   ==============   ==============  ==============

     Basic and diluted net loss per share         $     (0.04)     $     (0.90)     $     (0.38)    $     (1.98)
                                                 =============   ==============   ==============  ==============


      Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive due to the Company's net loss for the indicated period. The Company had weighted average options and warrants outstanding of approximately 748,472 and 704,131 for the three and nine months ended September 30, 2000, respectively.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with this statement, and do not expect this statement to have a material impact on our consolidated financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our financial statements for the year ending December 31, 2001. We do not believe that this statement will have a material impact on our financial position or results of operations.

      The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation provides guidance related to the implementation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, we must prospectively account for the impact of those changes. We do not believe the full adoption of this interpretation will have a material impact on our financial position or results of operations.

6.    BALANCE SHEET COMPONENTS



                                                   DECEMBER 31, 1999      SEPTEMBER 30, 2000
                                                 ---------------------   ---------------------
                                                                             (unaudited)
      ACCOUNTS RECEIVABLE:
      Accounts receivable                            $        544,646       $       4,541,761
      Unbilled contract revenue                                83,561               1,396,791

      Allowance for doubtful accounts                         (68,058)               (355,581)
                                                 ---------------------   ---------------------
                                                     $        560,149       $       5,582,971
                                                 =====================   =====================


      OTHER CURRENT LIABILITIES:
      Accrued expenses                               $        135,169       $         678,657
      Payroll liability                                        63,981               1,160,722
      Accrued broker fee - Compete acquisition                      -                 211,406
                                                 ---------------------   ---------------------
                                                     $        199,150       $       2,050,785
                                                 =====================   =====================


7.    COMPREHENSIVE LOSS

      Total comprehensive loss is computed as follows:



                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------------------
                                                                    1999                   2000
                                                           ---------------------    ------------------
            Net Loss                                         $    (1,081,536)         $    (8,812,863)
            Foreign currency translation adjustments                       -                  (21,113)
                                                           ---------------------    ------------------
            Total comprehensive net loss                     $    (1,081,536)         $    (8,833,976)
                                                           =====================    ==================


8.    BUSINESS COMBINATIONS

      On January 3, 2000, the Company acquired LoreData, Inc. ("LoreData"). The Company acquired LoreData for an aggregate purchase price of approximately $2.4 million, subject to certain post-closing adjustments. The purchase price of $2.4 million consisted of (1) $385,000 in cash that was paid at closing,
(2) 30,005 shares of our common stock, also paid at closing, and (3) 131,709 shares of common stock that are being held in escrow. The acquisition was accounted for as a purchase business combination. The excess of purchase price over fair value of the net assets was recorded as goodwill ($2.3 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of September 30, 2000, accumulated amortization of goodwill related to the LoreData acquisition was approximately $589,000.

      On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). The aggregate purchase price of Compete consisted of (1) $3,425,000 in cash, (2) $2,527,500 in non interest bearing promissory notes which were repaid on November 1, 2000, (3) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment or forfeiture and which are being held in escrow, and
(4) the assumption of Compete's outstanding employee stock options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, is as follows (in thousands):



            Cash                                             $      3,425
            Note (less imputed interest of $108)                    2,420
            Common stock                                           40,077
            Assumption of existing stock option plan                8,278
            Transaction broker fees                                   694
            Transaction costs                                         325
                                                             -------------
                     Total purchase price                    $     55,219
                                                             =============


      The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($54.4 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of September 30, 2000, accumulated amortization of goodwill related to the Compete acquisition was approximately $7.55 million.

      The unaudited pro forma combined results of operations of Perficient, Compete and LoreData for the nine months ended September 30, 1999 and 2000 after giving effect to certain pro forma adjustments as if the transaction had occurred at the beginning of each of the nine month periods are as follows (in thousands except per share data):



                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                           --------------------------------
                                                1999             2000
                                           ---------------  ---------------
      Revenues                                  $   6,514        $  16,364
      Operating loss                            $ (15,325)       $ (14,379)
      Net loss                                  $ (15,303)       $ (14,533)
      Basic and diluted net loss per            $   (3.96)       $   (2.96)
      share


      Total pro forma intangibles amortization includes approximately $14.2 million during the nine months ended September 30, 1999 and 2000 as a result of the Compete and LoreData acquisitions. The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions of Compete and LoreData occurred on January 1 of the period presented or of future results.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this filing. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this filing.

         We were incorporated in September 1997 and began generating revenue in February 1998. We are an Internet services firm that uses emerging technologies to web-enable complex enterprise systems. We build deep expertise around a targeted set of core technologies through outsourcing partnerships with leading Internet software makers called "Virtual Services Organizations" or "VSOs". Perficient's VSOs enable its software company partners to focus on their core business of improving and selling their software by outsourcing services delivery to Perficient teams that function as an extension of the partner's organization. We generate revenues from professional services performed primarily for our software company partners and their end-user customers. To date, our partners have consisted of Internet software companies and we expect that Internet software companies will be important partners for the foreseeable future. The majority of our revenue is derived from our partners rather than from our end-user customers.

         We established our first partner relationship with Vignette Corporation ("Vignette"), an Internet relationship management software company, in February 1998. During 1999 and 2000, we established partner relationships with several additional Internet software companies. In October 2000 we entered into a new services agreements with IBM under which we will provide deployment, integration and training services to IBM's WebSphere-TM-customers. The agreement provides for us to render services over a three-year period not to exceed $73.5 million in total value. Under the agreement with IBM, we are paid for services rendered, subject to a guaranteed minimum utilization by IBM of a specified number of hours for the pool of consultants per year. The agreement may be terminated at any time by IBM on four months notice. Revenues from Vignette and IBM would have comprised approximately 32% and 19%, respectively, of pro forma revenues for the nine months ended September 30, 2000 (after giving effect to the acquisition of Compete). An additional 33% of our revenues during the nine months ended September 30, 2000 was derived from projects engaged directly with end-user customers on which IBM products were used. Accordingly, any deterioration in our relationship with IBM or Vignette could have a material adverse effect on our consulting revenue. Generally, our partner agreements may be terminated at any time by our partners or by us. These agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors. Under our agreement with Vignette, we are restricted, for as long as the agreement is in place, from performing services for their competitors.

         We derive our revenues from professional services that are provided primarily on a time and materials basis. Revenues are recognized and billed monthly by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. We are reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenues.

         Our revenues and operating results are subject to substantial variations based on our partners' sales and expenditures and the frequency with which we are chosen to perform services for their end-user customers. Revenues from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues may decline substantially.

         Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in a period. If a project ends earlier than scheduled or, as has been the case, we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

         The number of technology professionals who have agreed to perform services for the Company has increased from eight at December 31, 1998 to 43 at December 31, 1999 and to over 160 at September 30, 2000. We intend to increase the number of our technology professionals significantly. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

         Our plan is to establish additional partner relationships with Internet software companies and increase our number of technology professionals. In connection with our planned expansion, we expect to incur substantial expenses in developing new partner relationships. Therefore, we expect that we will continue to incur losses during 2000. We plan to spend significant amounts on:

-    recruiting, training and equipping technology professionals;
-    marketing and business development expenses; and
- working capital and general corporate purposes, including potential selective acquisitions.

         On May 1, 2000, we acquired all the outstanding shares and assumed all outstanding options of Compete. The aggregate purchase price of Compete consisted of (1) $3,425,000 in cash, (2) $2,527,500 in non-interest bearing promissory notes which were repaid on November 1, 2000, (3) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment or forfeiture and which are now being held in escrow, and (4) the assumption of Compete's outstanding employee stock options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, was approximately $55.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Compete will be included with ours for the periods subsequent to the acquisition date.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         CONSULTING REVENUES. Revenues increased from $1,596,000 for the nine months ended September 30, 1999 to $13,218,000 for the nine months ended September 30, 2000. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of technology professionals performing services. The acquisition of Compete on May 1, 2000 also contributed to the increase in revenues for the nine months ended September 30, 2000. During the nine month period ended September 30, 2000, 40% of our revenues was derived from Vignette and 41% from projects associated with IBM practices.

         COST OF CONSULTING REVENUES. Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from

$622,000 for the nine months ended September 30, 1999 to $6,632,000 for the nine months ended September 30, 2000. The increase in cost of consulting revenue is directly attributable to the increase in the number of technology professionals who have agreed to perform services for the Company. The number of consultants who had agreed to perform services for the Company increased from 43 at December 31, 1999 to over 160 at September 30, 2000.

         GROSS MARGIN. Gross margin increased from $974,000 for the nine months ended September 30, 1999 to $6,586,000 for the nine months ended September 30, 2000. Gross margin as a percentage of consulting revenues was 61% for the nine months ended September 30, 1999 and 50% for the nine months ended September 30, 2000. The decrease in gross margin as a percentage of consulting revenues is primarily due to the increased number of consultants during the period in anticipation of future projects, resulting in lower effective utilization rates during the period.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits and non-reimbursable travel costs and expenses. Selling, general and administrative expenses increased from $1,159,000 for the nine months ended September 30, 1999 to $7,333,000 for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of consulting revenues was 73% for the nine months ended September 30, 1999 and 55% for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses was related to our increased overhead, including recruiting, administrative activities and marketing to support the development of existing or new partnerships and the resulting growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

         STOCK COMPENSATION. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $57,000 in non-cash compensation expense during the nine month period ended September 30, 2000 relating to the vesting of these options.

         INTANGIBLES AMORTIZATION. Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000 and Compete, Inc. in May 2000. We are amortizing the goodwill associated with these acquisitions over a three-year period. Total intangibles amortization expense for the nine months ending September 30, 2000 was $8,140,000. We expect to amortize in excess of $4,700,000 in goodwill per quarter through June 30, 2003.

         INTEREST INCOME (EXPENSE). Interest income (expense) for the nine months ended September 30, 2000 consists of interest income of $238,000 on cash and investments, imputed interest expense of $90,000 associated with the non-interest bearing note issued in connection with the acquisition of Compete, and $18,000 of interest expense associated with capital leases and other financing activities. Interest income (expense) for the nine months ended September 30, 1999 consists of $50,000 of interest income on cash and investments, and interest expense of $13,000. The increase in interest income for the nine months ended September 30, 2000 was due to interest income from cash and investment balances on hand as a result of our initial public offering in July 1999 and private placement in February 2000. The increase in interest expense is due to the $2.5 million note payable related to the Compete acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         CONSULTING REVENUES. Revenues increased from $825,000 for the three months ended September 30, 1999 to $6,720,000 for the three months ended September 30, 2000. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of technology professionals performing services. The acquisition of Compete on May 1, 2000 also contributed to the increase in revenues for the three months ended September 30, 2000. During the three month period ended September

30, 2000, 26% of our revenues was derived from Vignette and 52% from projects associated with IBM practices.

         COST OF CONSULTING REVENUES. Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $268,000 for the three months ended September 30, 1999 to $3,352,000 for the three months ended September 30, 2000. The increase in cost of consulting revenue is directly attributable to the increase in the number of technology professionals who have agreed to perform services for the Company. The number of consultants who had agreed to perform services for the Company increased from 43 at December 31, 1999 to over 160 at September 30, 2000.

         GROSS MARGIN. Gross margin increased from $557,000 for the three months ended September 30, 1999 to $3,368,000 for the three months ended September 30, 2000. Gross margin as a percentage of consulting revenues was 67% for the three months ended September 30, 1999 and 50% for the three months ended September 30, 2000. The decrease in gross margin as a percentage of consulting revenues is primarily due to the increased number of consultants during the period in anticipation of future projects, resulting in lower effective utilization rates during the period.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits and non-reimbursable travel costs and expenses. Selling, general and administrative expenses increased from $734,000 for the three months ended September 30, 1999 to $3,074,000 for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of consulting revenues was 89% for the three months ended September 30, 1999 and 46% for the three months ended September 30, 2000. The increase in selling, general and administrative expenses was related to our increased overhead, including recruiting, administrative activities and marketing to support the development of existing or new partnerships and the resulting growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

         STOCK COMPENSATION. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Stock option expense will be recognized to the extent of approximately $19,000 per quarter over a three year period ending January 2002, which is the end of the vesting period for the related options. We have recognized approximately $19,000 in non-cash compensation expense during the three month periods ended September 30, 1999 and 2000, relating to the vesting of these options.

         INTANGIBLES AMORTIZATION. Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000 and Compete, Inc. in May 2000. We are amortizing the goodwill associated with these acquisitions over a three-year period. Total intangibles amortization expense for the three months ending September 30, 2000 was $4,730,000. We expect to amortize in excess of $4,700,000 in goodwill per quarter through June 30, 2003.

         INTEREST INCOME (EXPENSE). Interest income (expense) for the three months ended September 30, 2000 consists of interest income of $38,000 on cash and investments, imputed interest expense of $54,000 associated with the non-interest bearing note issued in connection with the acquisition of Compete, and $13,000 of interest expense associated with capital leases and other financing activities. Interest income (expense) for the three months ended September 30, 1999 consists of interest income of $50,000 and interest expense of $5,000. The increase in interest income for the three months ended September 30,2000 was due to interest income from cash and investment balances on hand as a result of our initial public offering in July 1999 and private placement in February 2000. The increase in interest expense is due to the $2.5 million note payable related to the Compete acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         We received approximately $6.3 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. Subsequent to our initial public offering in July 1999 we have raised $5,600,000 from private sales of our common stock.

         We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $4,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2001, bear interest at the bank's prime rate plus 0.85%. As of September 30, 2000, there were no borrowings under this loan agreement.

         In connection with the acquisition of Compete, which closed on May 1, 2000, we paid to the shareholders and vested option holders of Compete approximately $3,425,000 in cash and we paid $2,527,500 on November 1, 2000. We used the proceeds of the private placement to fund the initial cash payment and funded the repayment of the notes from working capital including the remaining funds from the private placement and our line of credit.

         Cash used in operations for the nine months ended September 30, 2000 was $1,802,000. As of September 30, 2000, we had $3,488,000 in cash and working capital of $4,203,000, and up to $4,000,000, subject to certain borrowing base calculations, available under our line of credit facility discussed above.

         If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. We have in the past and continue to evaluate alternative financing opportunities. No assurance can be given when or if we will consummate any transactions. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137, "Deferral of the Effective Date of FASB Statement No.133," which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our financial statements for the year ending December 31, 2001. We do not believe that this statement will have a material impact on our financial position or results of operations.

         The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation provides guidance related to the implementation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, we must prospectively account for the impact of those changes. We do not believe the full adoption of this interpretation will have a material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with this statement, and do not expect this statement to have a material impact on our consolidated financial position or results of operations.

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the financial and other information contained in this prospectus, before you decide whether to buy our common stock. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also significantly impair our business. If any of these risks actually occur, our business, financial condition and results of operations will likely suffer. In such case, the trading price of our common stock could decline, and you might lose all or part of your investment.


RISKS RELATED TO OUR BUSINESS

WE HAVE LOST MONEY DURING MOST OF THE QUARTERS DURING WHICH WE HAVE BEEN IN BUSINESS AND WE EXPECT TO LOSE MONEY IN THE FUTURE.

We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $10,190,000 as of September 30, 2000. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. We will be required to amortize in excess of $4,700,000 in goodwill per quarter over the next three years. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock will likely fall.

We expect to incur net losses at least through the end of 2000. We plan to continue to increase our expenditures on infrastructure development, personnel, marketing and business development and general and administrative expenses in connection with our efforts to expand our business. As a result, we will need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, you should not view our historical growth rates as indicative of our future revenues.

WE HAVE A LIMITED NUMBER OF PARTNERS. THE LOSS OF SALES TO VIGNETTE CORPORATION OR IBM WOULD MATERIALLY HARM OUR BUSINESS.

We have arrangements with only four partners. IBM and Vignette accounted, on a pro forma basis, for 19% and 32%, respectively, of our revenue during the nine months ended September 30, 2000. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM, Vignette or a number of our other partners would have a material adverse effect on our business, operating results and financial condition. Each of IBM and Vignette retains our services only on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for them. Therefore, any downturn in the business of IBM or Vignette or any shift in their decisions to continue to use our services could also substantially reduce our revenues.

IBM MAY TERMINATE ITS AGREEMENT WITH US OR REDUCE SUBSTANTIALLY ITS OBLIGATIONS TO USE OUR SERVICES.

IBM has the right to reduce by up to one-third the minimum amount of our services contemplated by our agreement over any 60-day period. In addition, IBM may terminate the agreement on four months' notice. Any termination of our agreement with IBM or a reduction of the services performed pursuant to this agreement would have an adverse effect on our business, operating results and financial condition.

OUR PARTNERS MAY NOT BE OBLIGATED TO USE OUR SERVICES.

Our contracts with some of our partners do not obligate them to use our services. A partner may choose at any time to use another consulting firm or to perform the services we provide through an internal services organization. Termination of a relationship with certain partners, or such partner's decision to employ other consulting firms or perform services in-house, could materially harm our business.

OUR QUARTERLY OPERATING RESULTS WILL BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict our future performance.

Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. These quarterly fluctuations have been and will continue to be based on a number of factors, including:

-    the loss of a significant partner or project;
-    the number and types of projects that we undertake;
- our ability to attract, train and retain skilled management and technology professionals; o seasonal variations in spending patterns;
- our employee utilization rates, including our ability to transition our technology professionals from one project to another;
-    changes in our pricing policies;
-    our ability to manage costs; and
-    costs related to acquisitions of other businesses.

In addition, many factors affecting our operating results are outside of our control, such as:

-    end-user customer budget cycles;
-    changes in demand for our partners' products and our services;
-    pricing changes in our industry;
- government regulation and legal developments regarding the use of the Internet;
-    and general economic conditions.

Although we have limited historical financial data, we expect that we will experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 will typically be lower than in other quarters because there are fewer billable days in this quarter due to vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN TECHNOLOGY PROFESSIONALS, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and utilize highly skilled technology professionals. Because of the recent rapid growth of the Internet and shortage of qualified Internet professional services personnel, competition for individuals who can perform the services we offer is intense and such individuals are likely to remain an expensive limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. This high turnover rate results in additional training expense, which in turn decreases our profitability. Additionally, our technology professionals are at-will employees with no restrictions on their ability to work for our competitors. We may, in the future, retain a significant number of technology professionals who are not United States citizens. Hiring non-United States persons involves compliance with significant regulations and may involve delays in obtaining necessary clearances. Any inability to attract, train and retain highly skilled technology professionals would impair our ability to adequately manage, staff and utilize our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

WE MAY ALIGN OUR SELF WITH PARTNERS THAT FAIL.

In selecting our partners, we seek to identify leading Internet software companies or companies that we believe will develop into leaders in their respective markets. However, our partners compete in new and rapidly changing markets. In certain of these markets, only a few companies will survive. If we align ourselves with companies that fail to become market leaders or whose products become obsolete, our business may suffer because our partners will not have significant demand for our services. We invest substantial resources to train our technology professionals regarding the use and features of our partners' software, and we will lose this investment if our partners fail.

WE HAVE AGREED NOT TO PERFORM SERVICES FOR COMPETITORS OF OUR PARTNERS, WHICH LIMITS OUR POTENTIAL MARKET PENETRATION.

We have agreed with certain of our partners not to perform services for their competitors. These non-compete agreements substantially reduce the number of our prospective partners. In addition, these agreements increase the importance of our partner selection process, because many of our partners compete in markets where only a limited number of companies gain significant market share. If we agree not to perform services for a particular partner's competitors and our partner fails to gain meaningful market share, we are unlikely to receive future material revenues in that particular market.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

We began our business in September 1997. We only began providing services on any significant basis in mid-1998. As a result, we have a limited operating history upon which you may evaluate our business and prospects. Companies in an early stage of development frequently encounter greater risks and unexpected expenses and difficulties.

These risks are further amplified by the fact that we are operating in the new and rapidly evolving Internet services market. These risks and uncertainties include the following:

- our business model and strategy have evolved and are continually being renewed;
- we may not be able to successfully implement our business model and strategy; and
-    our management has not worked together for very long.

OUR GROSS MARGINS ARE SUBJECT TO FLUCTUATIONS AS A RESULT OF VARIANCES IN UTILIZATION RATES.

Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled or, as has been the case, we retain professionals in advance of receiving project assignments, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

OUR SUCCESS WILL DEPEND ON RETAINING OUR SENIOR MANAGEMENT TEAM AND KEY TECHNICAL PERSONNEL.

We believe that our success will depend on retaining our senior management team, key technical personnel and our Chief Executive Officer, John T. McDonald. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining our partners. If any of these people stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These people would be difficult to replace, and losing them could seriously harm our business. Our management, generally, does not enter into long term employment agreements and are generally not bound by non-competition agreements that extend for a significant period of time.

We may not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel may resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

WE MAY NOT GROW, OR WE MAY BE UNABLE TO MANAGE OUR GROWTH.

Our success will depend on our ability to expand the number of partners and teams of technology professionals. However, we may not grow as planned or at all. Many of our competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industrial and marketing resources than we do. If we do not experience sustained growth, this would place us at a disadvantage relative to our competitors. From December 31, 1999 to September 30, 2000, the number of technology professionals that we employed increased from 43 to over 160. However, if we continue to grow, our growth will place significant strains on our management, personnel and other resources. For example, it will be difficult to manage technology professionals who will be widely dispersed around the country and abroad. Additionally, our success may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time-consuming and could strain our resources. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could materially harm our business.

OUR OPERATIONS IN LONDON EXPOSE US TO CERTAIN RISKS RELATED TO INTERNATIONAL OPERATIONS.

During the nine months ended September 30, 2000, on a pro forma basis, our revenues relating to our London operations have accounted for 6% of our revenues and we anticipate that foreign sales may account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

WE FACE RISKS ASSOCIATED WITH FUNDING AND INTEGRATING ACQUISITIONS.

We have made two acquisitions in the last nine months and we may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected from increased goodwill amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management's attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of us could be reduced.

RISKS RELATING TO OUR INDUSTRY

WE FOCUS SOLELY ON COMPANIES IN THE MARKET FOR INTERNET SOFTWARE AND COULD BE HARMED BY ANY DOWNTURN IN THIS INDUSTRY.

Our business is dependent upon continued growth in the use of the Internet to fuel demand for the Internet software applications sold by our partners and prospective partners. If use of the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Any downturn in the market for Internet software would harm our business, financial condition and operating results.

Further, the market for Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our existing and future partners and end-user customers as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

- the growth in consumer access to and acceptance of new interactive technologies such as the Internet;
-    companies adopting Internet-based business models; and
- the development of technologies that facilitate two-way communication between companies and targeted audiences.

Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies.

OUR BUSINESS WILL SUFFER IF WE DO NOT KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, EVOLVING INDUSTRY STANDARDS OR CHANGING PARTNER REQUIREMENTS.

Rapidly changing technology, evolving industry standards and changing partner needs are common in the Internet professional services market. Accordingly, our future success will depend, in part, on our ability to:

-    continue to develop our technology expertise;
-    enhance our current services;
- develop new services that meet changing partner and end-user customer needs;
-    advertise and market our services; and
- influence and respond to emerging industry standards and other technological changes.

We must accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition or results of operations.

We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

-    security;
-    cost and ease of Internet access; o intellectual property ownership;
-    privacy;
-    taxation; and
-    liability issues.

Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations.


OUR MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY.

The market for services to Internet software companies is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Because of the rapid changes to and volatility in the Internet software and service industry, many well-capitalized companies that may have chosen sectors of the industry that are not competitive with our business, including our partners, may refocus their activities and resources. As a result, they could deploy their resources and enter a business that is competitive with ours. In addition, with consolidation in the Internet software and service industry, many software developers that may have become our partners could acquire or develop the capabilities of performing our services for themselves or merge with our competitors.

Our current competitors include:

- in-house information technology and professional services and support departments of software companies;
- systems integrators, such as Cambridge Technology Partners, Cysive Inc., marchFIRST, Proxicom, Inc., Sapient Corporation, Scient Corporation, C-Bridge, Viant Corporation;
- large consulting firms, such as Andersen Consulting and the consulting arms of the large accounting firms; and `Information technology staffing firms, such as Keane, Inc. and Renaissance Worldwide.

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

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 48% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company. In addition, sales of our common stock by the former Compete Inc. stockholders to a third party may result in a change of control of our company.

IT MAY BE DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, AND THIS COULD DEPRESS OUR STOCK PRICE.

Provisions of our certificate of incorporation, by-laws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, under our agreement with IBM, we have granted IBM a right of first refusal with respect to any transaction with a company that has a substantial portion of its business in the web application server product and services market, other than a systems integrator or professional services firm. As a result, a potential acquirer may be discouraged from making an offer to buy us.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US. THE RAISING OF ANY ADDITIONAL CAPITAL MAY DILUTE YOUR OWNERSHIP IN US.

We may need to raise additional funds through public or private debt or equity financing in order to:

- take advantage of opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;
-    develop new services; or
-    respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in us. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our business results would suffer.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

On July 31, 2000, we filed a registration statement under the Securities Act covering 2,226,042 shares of common stock subject to outstanding stock options or reserved for issuance under our stock plans. The registration statement became effective upon filing. Accordingly, shares registered under the registration statement are, subject to vesting provisions and Rule 144 volume limitations applicable to our affiliates, available for sale in the open market, and in the case of our officers, directors and stockholders who have entered into lock-up agreements, available for sale after lock-up agreements expire. As of September 30, 2000, options to purchase 1,803,752 shares of common stock were outstanding. On April 28, 2000, we filed a registration statement under the Securities Act covering 580,000 shares of common stock issued in connection with our private placement. This registration statement was declared effective on July 6, 2000. Accordingly, shares registered under this registration statement are freely tradable without restriction. On July 31, 2000, we filed a registration statement under the Securities Act covering 169,901 shares of common stock (including 125,000 shares issuable upon the exercise of certain stock purchase warrants). This registration statement was declared effective on August 18, 2000. Accordingly, shares registered under this registration statement are freely tradable without restriction. Finally, we are obligated to file a registration statement by no later than May 1, 2001 covering additional shares issued in connection with our acquisition of Compete, Inc. Sales of a substantial number of shares of common stock in the public market and the issuance of shares of common stock upon the exercise of stock options could adversely affect the market place of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         At September 30, 2000, all of our cash, cash equivalents and investment portfolio carried maturities of less than one year. We have the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of plus or minus 10% over a six-month horizon would not have a material effect on the fair market value of the portfolio.

         The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in England and conduct transactions in the local currency of that location. The impact of fluctuations in the relative value of other currencies was not material for the nine months ended September 30, 2000.


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


Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

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


                                  PERFICIENT, INC.


Dated: November 2, 2000           /s/ John T. McDonald
                                  -------------------------------------

                                  John T. McDonald, Chief Executive
                                  Officer (Principal Executive Officer)


Dated: November 2, 2000           /s/ John A. Hinners
                                  -------------------------------------

                                  John A. Hinners, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  Exhibit Index

No.                   Description
---                   -----------


27             Financial Data Schedule