Form 10KSB
period 2000-12-31
PERFICIENT INC
filed 2001-04-02
CIK 1085869

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number: 1-15169

                                PERFICIENT, INC.
                 (Name of Small Business Issuer in its Charter)

                     DELAWARE                               74-2853258
         (State or Other Jurisdiction of                  (IRS Employer
          Incorporation or Organization)                Identification No.)

                 7600B North Capital of Texas Highway, Suite 340
                               Austin, Texas 78731
                    (Address of principal executive offices)

                                 (512) 531-6000
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of Class                  Name of each exchange on which registered:
      Common Stock, $.001 par value   Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1)   Yes |X| No |_|
(2)   Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

State Registrant's revenues for its most recent fiscal year $19,963,759

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

                        $30,089,353 AS OF MARCH 23, 2001

Number of shares of common stock outstanding as of March 23, 2001: 6,252,233

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held June 14, 2001 which will be filed prior to April 30, 2001, are incorporated by reference in Part III of this Form 10-KSB Report

                                PERFICIENT, INC.
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

Part I
      Item    1.  Business.....................................................1
      Item    2.  Description of Property.....................................16
      Item    3.  Legal Proceedings...........................................16
      Item    4.  Submission of Matters to a Vote of Security Holders.........16
      Item    4a. Executive Officers..........................................17

Part II
      Item    5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................19
      Item    6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................20
      Item    7.  Consolidated Financial Statements and Supplementary Data....25
      Item    8.  Changes in Disagreements with Accountants on
                  Accounting and Financial Disclosures........................25

Part III
      Item    9.  Directors and Executive Officers of the Registrant..........25
      Item   10.  Executive Compensation......................................26
      Item   11.  Security Ownership of Certain Beneficial Owners and
                  Management..................................................26
      Item   12.  Certain Relationships and Related Transactions..............26

Part IV
      Item   13.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.........................................26

SIGNATURES....................................................................28

                                     PART I

ITEM 1. BUSINESS

      The statements contained in this Report on Form 10-KSB and in the Annual Report that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements include ,among other things, references to the market potential for Internet implementation, our competitive advantage over systems integrators and technology professionals, potential for demand for our services, and the benefits and advantages of our business model, and involve substantial risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Please see "Risk Factors," "Special Cautionary Note Regarding Forward-Looking Statements" and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Overview

      Perficient is a software services firm that uses leading and emerging technologies to web-enable complex enterprise systems. We build deep expertise around a targeted set of core technologies and products through unique outsourcing partnerships with leading Internet software companies. Under these arrangements we provide customers and partners with teams of expert technology professionals that manage the implementation of their products for end-user customers. Our expertise and experience is based on our success integrating next-generation solutions with customers' previous-generation information technology (IT) assets. This provides the framework that allows Perficient to concentrate on three key solution segments: Web application servers, enterprise portal software and content management services.

      Our business is structured around two relationship models, each based on providing dedicated teams of technology experts:

o Virtual Services Organization (VSO). A team of Perficient IT professionals dedicated to a specific software company partner, which performs the deployments on behalf of the partner. The VSO model allows us to leverage our partners' sales channels and market presence, providing us a predictable and cost-effective method for sourcing new service engagements. This enables our partners to focus on their core business of developing and marketing software so that they need not make as significant a capital and management investment necessary to build and properly manage an internal professional services organization.

o Direct. Our expertise in specific practice areas is used to manage implementation work through direct relationships with end-customers. Customer leads are generated by our sales and marketing organization as well as through recommendations from partners and customers.

      To date, we have completed over 500 services engagements for more than 200 end-user customers. We currently employ approximately 150 technology professionals, in five offices in the United States, Canada and the United Kingdom.

      We recently signed an outsourcing agreement with IBM Corporation under which we may provide up to $73.5 Million in services over the next three years, including deployment, integration and training services for IBM's WebSphere(TM) customers, although IBM may terminate this agreement on four month's notice. In addition, we have previously entered into VSO agreements with Vignette Corporation, Calico Commerce Inc., and Plumtree Software, Inc.

Industry Overview

      In the early stages of commercial use of the Internet, companies viewed the Internet primarily as a means of advertising their business. Accordingly, many established a web presence consisting primarily of static promotional web pages. In order to develop and deploy these relatively simple front-end web projects, these companies used internal technology personnel or hired online advertising agencies and web design firms.

      In the late 1990s, as web usage grew, companies sought to more fully harness the potential of the Internet to transform and enhance additional business initiatives, such as building on-line relationships with customers, suppliers and business partners, creating new revenue opportunities, improving operating efficiencies and improving internal and external communications. They have determined that critical business information needed for these business initiatives is primarily contained within their pre-existing applications, commonly referred to as legacy applications, that were not designed to be used with the Internet. In order to successfully align their business and e-commerce strategies, companies increasingly needed to find a way to integrate their back-end legacy applications with their more sophisticated Internet projects.

      In response to these dynamics, software companies began to offer packaged software applications and middleware software platforms for enabling e-commerce initiatives and integrating them with back-end systems. Packaged software is a pre-built application designed to automate key business functions such as transaction processing or to enable new functionality such as content management. Middleware platforms function as a messaging layer, either enabling legacy applications to effectively communicate with web-based packaged applications or assisting users to create their own custom developed business applications. These new Internet software applications utilize enabling technologies such as JAVA and XML to facilitate the integration of disparate platforms, applications and data sources necessary to web-enable enterprise systems. By using either packaged or custom developed software applications and middleware software platforms, organizations can create sophisticated web-based e-commerce applications which are completely integrated with their existing business processes and legacy systems.

      Substantial customization is required to integrate Internet software with each business user's own unique business processes, infrastructure and system requirements. Due to the complexity and strategic importance of these projects, there is increasing demand for Internet and implementation services to integrate legacy, back-end systems to web sites. International Data Corporation projects that the demand for Internet implementation services in the United States will grow from $6.3 billion in 1999 to $29.9 billion in 2004, representing a compound annual growth rate of approximately 36.3%. These Internet implementation services include project management, configuration services, custom software development, staging and prototyping, installation and migration services.

      To address Internet implementation requirements, software companies and their end-user customers have the following options:

      o     in-house professional services organizations;

      o     small or regional systems integrators; and

      o     large consulting firms.

      These options present a variety of problems. For Internet software companies, recruiting, retaining, educating, training and managing an in-house staff of qualified technology professionals requires significant capital and management attention. In addition, demand fluctuations and the lack of experience and scale, may result in inefficient utilization of these internal service organizations, thereby adversely affecting operating results. The significant costs and resource requirements diminish resource availability for core areas of their businesses, such as research and development and additional marketing efforts for their products.

      Small or regional systems integrators that may possess extensive expertise with select technologies, often lack the necessary scale to ensure a cost-effective, sustainable services delivery capability for national or international end-users. Finally, large consulting firms focus primarily on long, multi-faceted engagements that include strategic consulting, technology and infrastructure design as well as the implementation of multiple technology vendors. These firms typically concentrate their efforts on developing long-term, end-user relationships, rather than rapid implementations for specific software applications.

Our Solution

      We believe the growing market for Internet software, the increased complexity and shorter product cycles associated with these applications, coupled with the limitations of existing alternatives, create a significant market opportunity for our services. We believe that as Internet software companies compete for market share, they will look to establish relationships with solutions integration partners that have specific expertise in their applications. We believe our VSO model offers our partners and their end-user customers the following advantages, that give us a competitive edge over systems integrators and technology consultants:

      Deep Technology Expertise. We develop technology expertise around a targeted set of core Internet and legacy products and technologies through focused VSO partnerships with leading Internet software companies. Leveraging our technology expertise, our consultants can rapidly and successfully integrate our partners' products and efficiently satisfy the specific needs of end-users. In addition, we assist partners' engineering and development teams with certain aspects of new product development as well as provide training and education services for their internal services organizations and third-party service providers.

      Aligned Incentives. Our VSO model utilizes small dedicated teams of professionals focused exclusively on rapid implementations. We do not seek to extend our service engagements by cross-selling products or services once an engagement has been commenced. By improving the time-to-value for end-users, we may increase the number of referenceable customers for our partners, which helps to drive market acceptance of their products. Therefore, our model creates a synergistic relationship, helping drive market penetration of our partners' products and, in turn, motivates our partners to generate demand for our services.

      Focus on Core Business/Reduced Costs. By leveraging our technology experts, our partners can focus on their core business of researching, developing and marketing software applications without the investment and diversion of management and capital resources necessary to properly manage a professional services organization. In addition, for end-user customers, shorter implementation times reduce their costs and risks associated with Internet software projects.

Our Strategy

      Our objective is to be the leading technology expert for Internet software companies and their most demanding customers. To achieve this objective, our strategy is to:

      Establish a Portfolio of VSO Partnerships with Leading Internet Software Companies. We target high-growth, services-rich segments of the Internet software market. In establishing VSO relationships, we seek to leverage our core technology expertise in delivering implementation services and expanding our existing partnership relations. Since we focus on identifying both established and emerging leaders, we believe that developing a diversified portfolio of virtual services organizations will enhance our competitive position, diminish the impact of a downturn in demand for any one partner's product and position us to benefit from the overall growth in the Internet software services market.

      Deliver Rapid Successful Implementations. We deploy small teams of technology experts who leverage their focused experience and, using pre-built XML and JavaBeans(TM) -- based components, significantly reduce the time required to develop custom software applications that implement our partners' products.

      Focus on Core Technologies. We attempt to attract new partners whose products are based upon core Internet technologies such as Java II Enterprise Edition (J2EE) and XML technologies. We have invested and expect to continue to invest significant resources to expand upon our technology expertise. We believe that by focusing on core technologies, we can:

      o     leverage the shared experiences of our consultants,

      o     rapidly assemble partner teams,

      o manage fluctuations in services demand for our partners' products, and

      o leverage infrastructure investments in training and personnel development.

      Leverage our Partners' Sales Channels. We seek to leverage the existing sales channels of our partners by working closely with their sales, marketing and development departments to monitor and improve demand for their products. We believe that our VSO model provides a cost-effective method for sourcing our services engagements, resulting in lower fixed costs and enhanced operating leverage. While we market our services to customers, our VSO relationships also frequently generate lead flow such that we help our partner close business or deal with difficult implementations when resources and expertise are critically in short supply.

      Recruit and Retain Highly-Skilled Professionals. We believe that our ability to recruit and retain highly skilled professionals is a critical factor for our continued success. We maintain a corporate culture that fosters expertise, continuing professional development, rapid advancement and teamwork, providing our consultants with the opportunity to become experts in leading Internet technologies.

      Build Scale through Internal Growth and Selective Acquisitions. In order to serve the future demands of our partners and potential partners, we intend to continue to expand technological expertise and geographical presence as well as to improve operating efficiencies in the delivery of our services through internal growth and through selective acquisitions. In order to further expand our internal growth, we intend to capitalize on specific areas of our technology expertise to pursue strategic alliances with national and global consulting firms.

Our Services

      We web-enable enterprise systems using our partners' technologies. Our dedicated teams manage and execute the installation and implementation of our software partners' software solutions. For our project engagements, we perform any or all of the following services:

      o     analyze end-user customer goals and requirements;

      o     define the scope of the implementation project;

      o     design a project plan; and

      o custom develop solutions as well as install, configure, and integrate our partners' Internet software products.

      Our goal is to reduce significantly the time required to implement our partners' products. This enables end-user customers to quickly realize the benefits associated with our partners' software products and our partners to more rapidly expand their market share. To accomplish this goal, we have established a JumpStart(TM) offering that can significantly reduce implementation timeframes. JumpStart(TM) is an example of our applications development framework, which leverages pre-built enterprise JavaBeans(TM) and XML based components developed by us, as well as our shared services expertise and our proven delivery methodology. By deploying small teams of technology experts, usually three to eight professionals, who utilize this framework, we can significantly reduce implementation timeframes and obtain repeatable results.

      The following examples help illustrate the scope of the services that we have provided using software from our partners.

      Hewlett Packard is one of the leading manufacturers of hardware and software solutions in the world. With hundreds of thousands of end users of Hewlett Packard (HP) products and technologies, HP has a tremendous amount of information that it must make available to both the general public as well as corporate clients. HP required a content management solution that would let it disseminate information to end users from their disparate back end legacy systems in the most efficient manner. HP chose Vignette's Story Server platform, a major undertaking for HP in the Enterprise Web arena. Faced with the challenge and uncertainty of planning and implementing this program, HP retained Perficient to architect and engineer their entire solution. The project called for a level of technical expertise in several key areas, including systems design (hardware, software, networking), training (on Story Server development and administration), customization of processes, as well as the phased implementation processes required to ensure flawless deployments to their "live" production site.

      MCI WorldCom, with operations in more than 65 countries, is a premier provider of facilities-based and fully integrated local, long distance, international and Internet services. For MCI WorldCom, Perficient implemented an IBM WebSphere-based solution for multiple Web sites. These sites were designed to leverage enterprise JavaBeans and Java Servlets to allow flexibility and ease-of-use in harnessing multiple sources of data from all parts of MCI WorldCom's business domain. The ease-of-use and flexibility of Visual Age for Java and WebSphere provided the developers with the tools to quickly make changes and adapt to new site requirements on the fly. Perficient helped reduce the delivery cycle for a typical site from over three months to six to eight weeks. All sites developed are 24X7 production sites aimed at more than 25,000 MCI WorldCom employees, including their entire worldwide sales force. Perficient has been involved in multiple development efforts at MCI WorldCom for more than two years.

      SBC Communications Inc., through its subsidiaries, Southwestern Bell, Ameritech, Pacific Bell, SBC Telecom, Nevada Bell, SNET and Cellular One, SBC provides local and long-distance phone service, wireless and data communications, paging, high-speed Internet access and messaging, cable and satellite television, security services and telecommunications equipment, as well as directory advertising and publishing. SBC sought to improve customer service and reduce costs by enabling customers of all of its United States holding companies to manage their telecommunications service options (such as three-way calling, call forwarding and caller ID) over the web. SBC was faced with the burden of developing a method for numerous divergent company systems using distinct hardware and software to have access to a common processing center. Using Vignette's StoryServer(TM) for personalization and management and IBM's WebSphere(TM) products for legacy integration, we developed a system that supports the provisioning needs for over 60 million access lines that currently processes over 30,000 orders per week.

Our Partners

      We target value-added, service-rich segments of the Internet software market including Internet Relationship Management and personalization with Vignette, corporate portals with Plumtree Software and enabling "middleware" platforms with IBM.

      In October 2000, we entered into a new services agreements with IBM under which we will provide deployment, integration and training services to IBM's WebSphere(TM) customers. The agreement provides for us to render services over a three-year period not to exceed $73.5 million in total value. Under the agreement with IBM, we are paid for services rendered, subject to a guaranteed minimum utilization by IBM of a specified number of hours per consultant per year. The agreement may be terminated at any time by IBM on four month's notice.

Technology Leadership Council

      Our technology leadership council, led by our chief technology officer and including the heads of each of our business development and emerging practice groups, performs a critical role in maintaining our technology leadership. Assisted by a technology team consisting of key members from each of our practice areas, the council frames our new partner strategies, conducts regular conferences on the Internet with our technology professionals on specific partner and general technology issues and trends, conducts promotional activities, such as white paper publication and speaking engagements by our professionals, identifies services opportunities between and among our partners' products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

Sales and Marketing

      We source most of our services engagements through our partners. As a result, our principal sales and marketing activity consists of establishing VSO relationships with Internet software companies and continuing to market our services with our partners' organizations after a relationship is established. We have a business development group that works with our technology leadership council to identify partner prospects and to engage those partners to develop a VSO partnership. We also market our services by establishing informal relationships with venture capital firms, and other service providers that work with emerging Internet software companies. These relationships help us identify and form partner relationships with emerging companies. Once a partnership is established, a managing director is responsible for coordinating projects and stimulating additional demand from that partner.

      In addition to generating leads from our partners, we may also enter into services engagements directly with end-users. Our direct sales staff consists of five full-time professionals. We regularly receive referrals from our software vendor partners, end-users for which we have previously performed services and as a result of our education and training services. Our VSO relationships frequently generate lead flow such that we help our partners close business or resolve difficult implementations.

Technology Professionals

      Recruiting. Our most valuable assets are our technology professionals. We are dedicated to hiring, developing and retaining technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement our partners' complex solutions for their end-users.

      Our recruiting efforts are an important element of our growth. We generally target technology professionals with extensive experience and demonstrated expertise. After initially identifying qualified candidates, we conduct an extensive screening process.

      To attract technology professionals, we use a broad range of sources including internal referrals, other technology companies and technical associations, the Internet and advertising in technical periodicals.

      We believe that our focus on a target set of core Internet technologies and our commitment to continuing training and advancement opportunities makes us an attractive career choice for experienced professionals. Because our partners are current and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management.

      Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We recently implemented an intensive three-week Java immersion "boot camp" for our newly hired technology professionals and a modified, refresher program for our existing professionals. Boot camp curriculum includes J2EE and JSP modules and offers integration strategies and technologies among our partners' products and technologies. In addition, we have established an on-line, Internet-based education and training program that offers over 200 topics, including CORBA, EJB architecture, HTML, J2EE, Linux, Network Security and XML fundamentals. This web-based education system is offered to all of our technology professionals to facilitate their ongoing professional development and increase their technical expertise.

      The Perficient Staffing Model. In contrast to the traditional staffing model that results in large numbers of new recruits being overseen by a few experienced people, we utilize an "expert" model, in which small numbers of recruits gain experience and learn with a cadre of experienced technology professionals. Our focus on seasoned professionals allows us to deliver our solutions with speed and quality while developing high level skills in our partners' technologies.

      The Perficient Promise. We continue to build our corporate culture around a common set of values based on expertise, honesty and teamwork. We hold semi-annual, off-site company meetings to foster training, teamwork and the Perficient culture.

      We have codified our commitments to each other in The Perficient Promise, which consist of the following seven simple commitments our management and technology professionals make to each other:

      o     We work with cutting-edge technologies and leading-edge clients;

      o     We maintain an informal team culture;

      o We provide our technology professionals with high-quality infrastructure support services;

      o     We offer rapid advancement opportunities;

      o     We provide competitive incentives including equity ownership;

      o     We reinvest in continuing training and education; and

      o     We treat each other with respect.

      We take these commitments extremely seriously, because we believe that we can succeed only if The Perficient Promise is kept.

      MyPerficient.com -- The Corporate Portal. Our technology professionals are mobile. To ensure ubiquitous access to a wide range of information and tools, we have created a corporate portal, MyPerficient.com. It is a secure, centralized communication tool implemented using Plumtree Software's Corporate Portal product. It allows each technology professional unlimited access to the information, productivity tools, time and expense entry, benefits administration and quality management information directories and documentation.

Employees

      As of March 23, 2001, we employed approximately 182 full-time employees. Of our total employees, 150 were technology professionals and 32 were involved in sales, general administration and marketing. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage.

Competition

      We compete in the Internet professional services market, which is relatively new and intensely competitive. We expect competition to intensify as the market further develops and evolves. We believe that our competitors fall into several categories, including:

      o In-house information technology and professional services and support departments of software companies;

      o Systems integrators, such as Cambridge Technology Partners, Cysive Inc., marchFIRST, Proxicom, Inc., Sapient Corporation, Scient Corporation, Cbridge and Viant Corporation;

      o Large consulting firms, such as Accenture and the consulting arms of the large accounting firms; and

      o Information technology staffing firms, such as Keane, Inc. and Renaissance Worldwide.

      We believe that the principal competitive factors affecting our market, and on which we focus our efforts, include experience of personnel, number of customers, the breadth and depth of a given solution, service quality and performance, core technologies, product scalability, reliability and product features and the ability to implement solutions quickly and respond timely to customer needs. In addition, there are relatively low barriers to entry into this market and we expect to face additional competition from new entrants.

      Most of our competitors have longer operating histories, larger client bases, greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, our competitors may better be able to attract Internet software companies to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements. Many competitive factors are outside of our control, such as the ability of our competitors to hire, retain and motivate qualified technology professionals.

                                  RISK FACTORS

      An investment in our common stock involves a high degree of risk. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also significantly impair our business.

Risks Specific to Our Business

We have lost money during most of the quarters during which we have been in business and we expect to lose money in the future.

      We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $15,004,000 as of December 31, 2000. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. We will be required to amortize in excess of $4,800,000 in goodwill per quarter over the next three years. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock will likely fall.

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

We have a limited number of partners. The loss of sales to IBM, Vignette, or Plumtree would materially harm our business.

      We have arrangements with a limited number of partners. IBM, Vignette, and Plumtree accounted, on a pro forma basis, for 25%,26%, and 8% respectively, of our revenue during the year ended December 31, 2000. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM, Vignette or Plumtree would have a material adverse effect on our business, operating results and financial condition. Each partner retains our services only on a case-by-case basis and may choose at any time to use any other firm or to provide the services that we perform for them. Therefore, any downturn in the business of one or more of our partners or any shift in their decisions to continue to use our services could also substantially reduce our revenues.

IBM may terminate its agreement with us or reduce substantially its obligations to use our services.

      IBM has the right to reduce by up to one-third the minimum amount of our services contemplated by our agreement over any 60-day period. In addition, IBM may terminate the agreement on four month's notice. Any termination of our agreement with IBM or a reduction of the services performed pursuant to this agreement would have an adverse effect on our business, operating results and financial condition.

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

      Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. These quarterly fluctuations have been and will continue to be affected by a number of factors, including:

      o     The loss of a significant partner or project;

      o     The number and types of projects that we undertake;

      o Our ability to attract, train and retain skilled management and technology professionals;

      o     Seasonal variations in spending patterns;

      o Our employee utilization rates, including our ability to transition our technology professionals from one project to another;

      o     Changes in our pricing policies;

      o     Our ability to manage costs; and

      o     Costs related to acquisitions of other businesses.

      In addition, many factors affecting our operating results are outside of our control, such as:

      o     Demand for Internet software;

      o     End-user customer budget cycles;

      o Changes in end-user customers' desire for our partners' products and our services;

      o     Pricing changes in our industry;

      o Government regulation and legal developments regarding the use of the Internet; and

      o     General economic conditions.

      Although we have limited historical financial data, we expect that we will experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 will typically be lower than in other quarters because there are fewer billable days in this quarter as a result of vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

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

      We have agreed with certain of our partners not to perform services for their competitors. These non-compete agreements substantially reduce the number of our prospective partners. In addition, these agreements increase the importance of our partner selection process, because many of our partners compete in markets where only a limited number of companies gain significant market share. If we agree not to perform services for a particular partner's competitors and our partner fails to gain meaningful market share, our potential revenues in that particular market will be limited.

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

      These risks are further amplified by the fact that we are operating in the new and rapidly evolving Internet services market. These risks and uncertainties include the following:

      o our business model and strategy have evolved and are continually being renewed;

      o we may not be able to successfully implement our business model and strategy; and

      o     our management has not worked together for very long.

Our gross margins are subject to fluctuations as a result of variances in utilization rates.

      Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of: our professionals' time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, or, as has been the case, we retain professionals in advance of receiving project assignments; we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

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

      Our success will depend on our ability to increase the number of our partners and our teams of technology professionals. However, we may not grow as planned or at all. Many of our competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical and marketing resources than we do. If we do not experience sustained growth, this would place us at a disadvantage relative to our competitors. From December 31, 1999 to the present time, the number of technology professionals that we employ increased from 43 to approximately 150. However, if we continue to grow, our growth will place significant strains on our management, personnel and other resources. For example, it will be difficult to manage technology professionals who will be widely dispersed around the country. Additionally, our success may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time-consuming and could strain our resources. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could materially harm our business.

Our operations in Europe expose us to certain risks related to international operations.

      In 1999, we opened an office in London. During the year ended December 31, 2000, on a pro forma basis, our revenues relating to our London operations have accounted for 7% of our revenues and we anticipate that foreign sales may account for a significant portion of our revenues in the foreseeable future. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with finding and integrating acquisitions.

      We have made three acquisitions in the last year and we may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected from increased goodwill amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management's attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of us could be reduced.

Risks Relating to Our Industry

We focus solely on companies in the market for Internet software and could be harmed by any downturn in this industry.

      Our business is dependent upon continued growth in the use of the Internet to fuel demand for the Internet software applications sold by our partners and prospective partners. If use of the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Any downturn in the market for Internet software would harm our business, financial condition and operating results. The Internet market has recently been subject to declines in demand that have resulted in reduced demand for our services.

      Further, the market for Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our existing and future partners and end-user customers as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

      o the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

      o     companies adopting Internet-based business models; and

      o the development of technologies that facilitate two-way communication between companies and targeted audiences.

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

      Rapidly changing technology, evolving industry standards and changing partner needs are common in the Internet professional services market. Accordingly, our success will depend, in part, on our ability to:

      o     continue to develop our technology expertise;

      o     enhance our current services;

      o develop new services that meet changing partner and end-user customer needs;

      o     advertise and market our services; and

      o influence and respond to emerging industry standards and other technological changes.

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

      We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

      o     security;

      o     cost and ease of Internet access;

      o     intellectual property ownership;

      o     privacy;

      o     taxation; and

      o     liability issues.

      Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations.

Our market is highly competitive and has low barriers to entry.

      The market for services to Internet software companies is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Because of the rapid changes to, and volatility in, the Internet software and service industry, many well-capitalized companies that may have chosen sectors of the industry that are not competitive with our business including our partners, may refocus their activities and resources. As a result, they could deploy their resources and enter a business that is competitive with ours. In addition, with consolidation in the Internet software and service industry, many software developers that may have become our partners could acquire or develop the capabilities of performing our services for themselves or merge with our competitors.

      Our current competitors include:

      o In-house information technology and professional services and support departments of software companies;

      o Systems integrators, such as Cambridge Technology Partners, Cysive Inc., marchFIRST, Proxicom, Inc., Sapient Corporation, Scient Corporation, CBridge, Viant Corporation;

      o Large consulting firms, such as Accenture and the consulting arms of the large accounting firms; and

      o Information technology staffing firms, such as Keane, Inc. and Renaissance Worldwide.

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

      Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 40% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company. In addition, sales of our common stock by the former Compete, Inc. stockholders to a third party may result in a change of control of our company.

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

      We may need to raise additional funds through public or private debt or equity financing in order to:

      o take advantage of opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

      o     develop new services; or

      o     respond to competitive pressures.

            Any additional capital raised through the sale of equity may dilute your ownership percentage in our stock. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our business results would suffer.

          SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This prospectus contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other "forward-looking" information.

      We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the section captioned "Risk Factors" as well as any other cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section and elsewhere in this prospectus could seriously harm our business.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 5,900 square feet of office space in Austin, Texas from HUB Properties Trust . The initial term of the lease is three years from April 2000 but we have the right to extend the lease for two additional periods of three years each. Annual fixed rent is $10,314 per month in the first year of the initial term, $10,560 per month in the second year of the initial term, and $10,805 per month in the third year. We are also obligated to pay 5.77% of our landlord's taxes and operating costs associated with the building as additional rent, resulting in a total monthly rental payment of approximately $15,000. During November 2000, we began subleasing approximately 2,900 square feet of office space in Austin, Texas from Powershift Ventures, LLC, under an agreement that terminates on the earlier of December 31, 2003 or the termination of Powershift Ventures, LLC's underlying lease. The rent is approximately $4,800 per month plus operating expenses. Steven G. Papermaster, a member of our Board of Directors, is the president and a beneficial owner of Powershift Ventures, LLC. Mr. Papermaster also controls Powershift Ventures, L.P., one of our principal stockholders.

      We lease approximately 1,100 square feet of office space in New London, Connecticut under an agreement with Columbus Park, which terminates on October 31, 2002. Annual rent is $1,243 per month during the first year and $1,280 per month during the second year. We lease approximately 4,320 square feet of office space in Lisle, Illinois from Chicago Title and Trust Company under a lease expiring on September 14, 2001. The rent is approximately $6,900 per month. We began leasing office space in Maidenhead, England under a lease that expires in August 2001 for approximately $9,500 per month. We previously leased office space in Maidenhead, England under a lease that expired in March 2001 for approximately $3,200 per month. We lease approximately 2,400 square fee of office space in London, Ontario under an agreement that expires March 2004, for approximately $3,200 per month.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any material legal proceedings.

      We received a demand letter from a company claiming that our web site induces patent infringement by others and requesting that we enter into a license agreement with the company that could require us to pay up to $150,000. We believe the claim is without merit and intend to continue to vigorously defend the claim.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS

      Our executive officers and directors, and their ages as of the date of this Prospectus are as follows:

                 Name            Age         Position with Perficient
      -------------------------  ---  ------------------------------------
      John T. McDonald.........   37  Chief Executive Officer and Chairman of
                                      the Board of Directors
      Sam J. Fatigato..........   40  President, Chief Operating Officer and
                                      Director
      John A. Hinners..........   44  Chief Financial Officer and Vice President
      Steven G. Papermaster....   42  Director
      David S. Lundeen.........   38  Director
      Dr. W. Frank King(1).....   60  Director
      Philip J. Rosenbaum(1)...   50  Director

      ----------

      (1) Indicates that the individual is a member of the compensation and audit committees.

Executive Officers and Directors

      John T. McDonald joined Perficient in April 1999 as our Chief Executive Officer and was elected Chairman of the Board in March 2001. Since October 1998, Mr. McDonald has been the president of Beekman Ventures, Inc., a venture capital firm specializing in private equity investments in technology companies. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that is currently a subsidiary of GTECH Corporation. GTECH acquired VideoSite in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York focusing on mergers and acquisitions and corporate finance. Mr. McDonald received a B.A. in Economics from Fordham University in 1984 and a J.D. from Fordham Law School in 1987.

      Steven G. Papermaster joined Perficient in April 1998 as a director and served as Chairman from May 1999 through February 2001. He is also the Chairman of Powershift Group, an Austin-based technology venture development firm, and the general partner of Powershift Ventures, L.P., one of our principal stockholders. Mr. Papermaster is also a co-founder and served as the Chief Executive Officer through November 2000. He currently serves as a member of the Board of Directors of Vignette Corporation and various privately-held companies. From 1987 to December 1997, Mr. Papermaster was the founder, chairman and Chief Executive Officer of BSG Corporation. Mr. Papermaster received a B.A. in Finance from the University of Texas at Austin in 1981 and began his career as a consultant with Arthur Andersen & Co. in the Management Information Consulting Division.

      Sam J. Fatigato was appointed to our Board of Directors and was named President in March 2001 and has served as our Chief Operating Officer since May 1, 2000, upon the acquisition by way of merger of Compete, Inc. From 1996 until May 2000, Mr. Fatigato served as Chief Executive Officer of Compete, Inc. Prior to co-founding Compete, Mr. Fatigato was employed by IBM for 12 years, where he held various technical, sales and operational management positions. Mr. Fatigato received a B.A. from Northwestern University in 1983.

      John A. Hinners joined Perficient in April 1999 as Chief Financial Officer and Vice President. From March 1998 until joining Perficient, Mr. Hinners independently provided financial consulting services primarily to start-up software companies. From October 1994 to February 1998, he was Managing Director-Finance and Administration of BSG Alliance/IT, Inc., a subsidiary of BSG Corporation. During this period, Mr. Hinners was responsible for operational and financial management of international subsidiaries and joint ventures, as well as financial review and management of acquisitions and significant transactions. From August 1988 through September 1994, he served as Chief Financial Officer of such subsidiary. Mr. Hinners received a B.B.A. in Finance in 1979 and an M.B.A. in Accounting in 1981 from the University of Texas at Austin.

      David S. Lundeen joined Perficient in April 1998 as a director. Since March 1999, Mr. Lundeen has been a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988.

      Dr. W. Frank King became a member of our Board of Directors in June 1999. He has served as a Director of PSW Technologies, Inc., now known as Concero Inc., a publicly-traded consulting services company, since October 1996. From 1992 to August 1998, Dr. King served as President and Chief Executive Officer of PSW. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King currently serves on the boards of directors of Allaire Corp., Aleri, Inc., Eon Communications, Inc., and Natural Microsystems Corporation. Dr. King earned a Ph.D. in electrical engineering from Princeton University, an M.S. in electrical engineering from Stanford University and a B.S. in electrical engineering from the University of Florida.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the Nasdaq SmallCap Market under the symbol "PRFT." Public trading of the common stock commenced on July 29, 1999. Prior to that, there was no public market for the common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq SmallCap Market.

Year Ended December 31, 1999:                                   High       Low
                                                               ------     ------

Third Quarter (from July 29, 1999)                             $12.00     $ 6.25
Fourth Quarter                                                  17.88       6.50

Year Ended December 31, 2000:

First Quarter                                                  $27.13     $10.06
Second Quarter                                                  21.00      11.00
Third Quarter                                                   18.13       8.94
Fourth Quarter                                                  19.38       5.00

      As of March 23, 2001, there were in excess of 400 beneficial holders of our common stock. On March 23, 2001, the last sale price reported on the Nasdaq SmallCap Market for our common stock was $4.8125 per share.

      We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Our line of credit currently prohibits the payment of cash dividends.

      We received approximately $6.3 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock and facilitate future access to public markets. Pending the use of proceeds, we had invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to the offering, we financed our operations primarily through equity financing and bank borrowings.

      On February 7, 2000, we sold 400,000 shares of common stock at $14 per share in a private placement for net proceeds of approximately $5,258,000. We used the proceeds to fund the cash portion of the purchase price of Compete, the promissory note for the acquisition of Compete and for general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-KSB. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this filing. Please see the "Special Note Regarding Forward Looking Statements" elsewhere in this Report on Form 10-KSB.

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

      We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999 and 2000, we have established partner relationships with several additional Internet software companies. In October 2000 we entered into a new services agreement with IBM under which we will provide deployment, integration and training services to IBM's WebSphere(TM) customers. The agreement provides for us to render services over a three-year period not to exceed $73.5 million in total value. Revenues from Vignette, IBM, and Plumtree would have comprised approximately 26%, 25%, and 8%, respectively, of pro forma revenues for the year ended December 31, 2000 (after giving effect to the acquisition of Compete). Accordingly, any deterioration in our relationship with IBM, Vignette, or Plumtree could have a material adverse affect on our consulting revenue. Generally, our partner agreements may be terminated at any time by our partners or by us. Our agreement with IBM, however, provides generally that we receive four month's notice of any termination. These agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors. Under our agreement with Vignette, we are restricted, for as long as the agreement is in place, from performing services for their competitors.

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

      Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals' time billed to customers, divided by the total available hours in a period. If a project ends earlier than scheduled, or, as has been the case, we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

      The number of technology professionals who have agreed to perform services for the Company has increased from eight at December 31, 1998 to approximately 150 currently. We intend to increase the number of our technology professionals significantly. Our personnel costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter. Accordingly, if revenues do not increase at a rate equal to expenses, we will incur continuing losses and our business, financial condition, operating results and liquidity will be materially and adversely affected.

      On May 1, 2000, we acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. The aggregate purchase price of Compete consisted of (1) $3,425,000 in cash, (2) $2,527,500 in non-interest bearing promissory notes to be repaid within six months following the closing, (3) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment or forfeiture and which are now being held in escrow, and (4) the assumption of Compete's outstanding employee options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, was approximately $55.2 million. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Compete will be included with ours for the periods subsequent to the acquisition date.

      On January 3, 2000, we acquired LoreData, Inc. for an aggregate purchase price of approximately $2.4 million, consisting of $385,000 cash, 30,005 shares of common stock, and 131,709 shares of common stock that were held in escrow until being released in January 2001.

      On February 7, 2000, we sold 400,000 shares of common stock in a private placement for net proceeds of approximately $5,258,000.

Results Of Operations

Fiscal Year Ended December 31, 1999 Compared To December 31, 2000

      Consulting Revenues. Revenues increased from $2,648,000 in 1999 to $19,964,000 in 2000. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of technology professionals performing services. The acquisition of Compete on May 1, 2000 also contributed to the increase in revenues for 2000. On a pro forma basis, including the results of the acquisitions of Compete and Lore Data, revenues increased from $9,711,000 in 1999 to $23,111,000 in 2000. During 2000, 30% of
our revenues was derived from Vignette and 25% from IBM (on a pro forma basis including the results of operations of Compete, Vignette accounted for 26% of total pro forma revenues and IBM accounted for 25% of total pro forma revenues).

      Cost of Consulting Revenues. Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $1,034,000 in 1999 to $9,931,000 in 2000. The increase in cost of consulting revenue is directly attributable to the increase in the number of technology professionals employed by us. The number of consultants employed by us increased from 43 at December 31, 1999 to approximately 150 at December 31, 2000.

      Gross Margin. Gross margin increased from $1,614,000 in 1999 to $10,033,000 in 2000. Gross margin as a percentage of consulting revenues was 61% for 1999 and 50% for 2000. The decrease in gross margin as a percentage of consulting revenues is primarily due to the increased number of consultants during the period in anticipation of future projects, resulting in lower effective utilization rates during the period.

      Selling, general and administrative. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits and non-reimbursable travel costs and expenses. Selling, general and administrative expenses increased from $2,197,000 in 1999 to $10,580,000 in 2000. Selling, general and administrative expenses as a percentage of consulting revenues was 83% for 1999 and 53% for 2000. The increase in selling, general and administrative expenses and such expenses was related to our increased overhead, including recruiting, administrative activities and marketing to support the development of existing or new partnerships and the resulting growth in our workforce. We expect these expenses to increase in absolute dollar amounts in connection with our planned expansion.

      Stock Compensation. Stock compensation expense consists of non-cash compensation arising from certain sales of stock and option grants to officers, directors or other affiliated persons. We have recognized $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, we have recorded in stockholders' equity on our balance sheet aggregate deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999. Quarterly stock compensation expense of approximately $19,000 will be recognized over the three-year vesting period ending January 2002. We have recognized approximately $152,000 in non-cash compensation expense during 1999 and 2000 relating to the vesting of these options.

      Intangibles amortization. Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, and Core Objective, Inc. in November 2000. We are amortizing the goodwill associated with these acquisitions over a three-year period. Total intangibles amortization expense for 2000 was $12,942,000. We expect to amortize in excess of $4,800,000 in goodwill per quarter through 2003. Goodwill net of accumulated amortization represented approximately 83% and 91% of total assets and stockholders' equity, respectively, at December 31, 2000.

      Interest Income (Expense). Interest income (expense) consists of interest income of $263,000 on cash and investments, imputed interest expense of $108,000 associated with the non-interest bearing note issued in connection with the acquisition of Compete, and interest expense of $43,000, mainly associated with borrowings under our line of credit. The increase in interest income for 2000 was due to interest income from cash and investment balances on hand as a result of our initial public offering in July 1999 and our private placement in February 2000. The increase in interest expense in 2000 is due to the $2.5 million note payable related to the Compete acquisition and the borrowings under our line of credit during 2000.

Liquidity And Capital Resources

      We received approximately $6.3 million in July 1999 from an initial public offering of 1,000,000 shares of our common stock, net of underwriting discounts, commissions and expenses. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock and facilitate future access to public markets. Pending the use of proceeds, we had invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to the offering, we financed our operations primarily through equity financing and bank borrowings.

      On February 7, 2000, we sold 400,000 shares of common stock at $14 per share in a private placement for net proceeds of approximately $5,258,000. We used the proceeds to fund the cash portion of the purchase price and the promissory note for the acquisition of Compete and for general corporate purposes.

      In connection with the acquisition of Compete, which closed on May 1, 2000, we paid to the shareholders and vested option holders of Compete approximately $3,425,000 in cash and we issued a $2,527,500 promissory note that was paid on November 1, 2000. We used the proceeds of the private placement to fund the initial cash payment, and utilized the remaining private placement funds and certain proceeds from the line of credit to fund the November 1, 2000 note payment.

      We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $6,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2001, bear interest at the bank's prime rate plus 0.85%. As of December 31, 2000, there was $1,500,000 borrowed under this loan agreement. Prior to that, we had an agreement with the same bank, which allowed us to borrow up to $1,000,000 against our qualifying accounts receivables. In connection with this bank agreement, we issued warrants to the Bank to acquire up to 3,750 shares of our common stock at $8 per share.

      In connection with the acquisition of Core Objective, Inc. in November 2000, we issued a $162,000 promissory note payable in May 2001. Additionally, we assumed $63,000 of notes payable to shareholders which were paid in February 2001.

      Cash used in operations for the year ended December 31, 2000 was $2,796,000. As of December 31, 2000, we had $842,000 in cash and working capital of $3,374,000, and $4,500,000 available ($3,700,000 available under the borrowing base calculation) under our line of credit facility discussed above.

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

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our financial statements for the year ending December 31, 2001. We do not believe that this statement will have a material impact on our financial position or results of operations.

      The FASB recently issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. This interpretation provides guidance related to the implementation of APB 25, Accounting for Stock Issued to Employees. This interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of the awards, we must prospectively account for the impact of those changes. We do not believe the full adoption of this interpretation will have a material impact on our financial position or results of operations.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. We believe our current revenue recognition policies and practices are materially consistent with this statement, and accordingly, do not believe this statement will have a material impact on our financial position or results of operations.

Summary Unaudited Pro Forma Statements of Operations (including the effect of material acquisitions)

      The following unaudited pro forma statements of operations (including the effect of material acquisitions) give effect to the acquisition of Lore Data, Inc. and the acquisition of Compete, Inc. as if these transactions had been consummated at the beginning of each period presented. The unaudited pro forma statements of operations exclude the impact of goodwill amortization, stock compensation, depreciation and one time acquisition related charges. The unaudited pro forma statements of operations do not purport to be indicative of the results of operations that would have been obtained had such acquisitions been completed as of the assumed dates and for the periods presented or of future results. The results do not include any information related to Core Objective, Inc. acquired in November 2000, which did not represent a material acquisition. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-KSB. These pro forma statements of operations are presented because management believes pro forma net income (loss) is a widely accepted indicator of a company's operating performance. Pro forma net income measures presented may not be comparable to similarly titled measures presented by other companies. Pro forma net income (loss) is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Our historical GAAP basis cash used in operations, excluding the pro forma effects of material acquisitions, was approximately $665,000 and $2,796,000 during 1999 and 2000, respectively.

                                Perficient, Inc.
                 Pro Forma Consolidated Statements of Operations
                Including the Effect of Significant Acquisitions

                                                          Year December 31,
                                                      --------------------------
                                                          1999           2000
                                                      -----------    -----------
                                                              (unaudited)

Consulting revenues                                   $ 9,710,818    $23,110,578

Cost of consulting revenues                             5,160,861     11,421,371
                                                      -----------    -----------
Gross margin                                            4,549,957     11,689,207

Selling, general and administrative                     4,508,162     11,311,092
                                                      -----------    -----------
Total pro forma operating income (1)                       41,795        378,115
Interest income (expense), net                            (54,631)        94,239

Pro forma provision (benefit) for
  income taxes (2)                                         (4,749)       174,771
                                                      -----------    -----------
Pro forma net income (loss) (1)                       $    (8,087)   $   297,583
                                                      ===========    ===========
Pro forma net income (loss) per share(1):
  Basic                                               $        --    $      0.06
                                                      ===========    ===========
  Diluted                                             $        --    $      0.04
                                                      ===========    ===========
Shares used in computing basic pro forma net
  income (loss) per share                               4,032,494      4,940,260
                                                      ===========    ===========
Shares used in computing diluted pro forma net
  income (loss) per share                               4,032,494      6,855,105
                                                      ===========    ===========

----------
      (1) Pro forma operating income, pro forma net income (loss) and pro forma net income (loss) per share exclude the impact of goodwill amortization, depreciation, stock compensation, and one time acquisition related charges.

      (2) Pro forma net income (loss) and pro forma net income (loss) per share include a tax provision (benefit) at an assumed effective rate of 37%.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by this Item 7 are listed in Item 13(a)(1) and begin at page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of our definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on June 14, 2001. The Proxy Statement is anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2000. For information regarding executive officers, see the information appearing under the caption "Executive Officers of the Registrant" in Part I,
Item 4a of this Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Information" of the Proxy Statement.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

      The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets at December 31, 1999 and 2000....................F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 2000.................................................F-4
Consolidated Statements of Changes in Stockholders' Equity...................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 2000.................................................F-6
Notes to Consolidated Financial Statements...................................F-7

(a)(2) Financial Statement Schedules

      Not applicable.

(a)(3) Exhibits

Exhibit
    No.                          Description
--------------------------------------------------------------------------------
3.1+        Certificate of Incorporation of Registrant.
3.2+        Bylaws of Registrant.
4.1+        Specimen Certificate for shares of common stock.
4.2+        Warrant granted to Gilford Securities Incorporated.
10.2+       1999 Stock Option/Stock Issuance Plan.
10.3+       Employment Agreement between Registrant and John T. McDonald.
10.5+       Employment Agreement between Registrant and John A. Hinners.
10.6+       Form of Indemnity Agreement between Registrant and its directors and officers
10.7+       Contractor Service Agreement, dated December 31, 1998, between
            Registrant and Vignette Corporation.
10.13*      Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc.
            and John Gillespie.
10.14*      Amendment to Agreement and Plan of Merger dated as of January 3,
            2000 by and among the Registrant, Perficient Acquisition Corp,
            LoreData, Inc. and John Gillespie.
10.15**     Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and
            the Shareholders of Compete, Inc.
10.16***    Registration Rights Agreement, dated as of January 3, 2000 between the Registrant and John Gillespie.
10.17***    Form of Registration Rights Agreement between the Registrant and certain purchasers of common stock.
10.18***    Subcontract Agreement, dated as of November 4, 1999 between the
            Registrant and Plumtree, Inc.
10.19++     Lease by and between HUB Properties Trust and the Registrant.
10.20       Agreement dated October 10, 2000 between the Registrant and
            International Business Machines, Inc.
10.21       Employment Agreement between Registrant and John T. McDonald, effective October 30, 2000
21          Subsidiaries
23.1        Consent of Ernst & Young LLP

----------
      + Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.

      ++ Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-35948) declared effective on July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference.

      * Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 14, 2000 and incorporated herein by reference.

      ** Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Preliminary Proxy Statement filed on March 16, 2000 and incorporated herein by reference.

      *** Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 30, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PERFICIENT, INC.
                                        (Registrant)


                                        /s/ John T. McDonald
                                        ----------------------------------------
                                        John T. McDonald
                                        Chief Executive Officer

                                        March 30, 2001
                                        ----------------------------------------
                                        Date

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                            Title                     Date
----------------------------   -----------------------------  ------------------
                               Chief Executive                March 30, 2001
                               Officer and Chairman of the
                               Board
/s/ JOHN T. MCDONALD           (Principal Executive Officer)
----------------------------
John T. McDonald

                               President, Chief Operating     March 30, 2001
/s/ SAM J. FATIGATO            Officer and Director
----------------------------
Sam J. Fatigato

                               Vice President and Chief       March 30, 2001
/s/ JOHN HINNERS               Financial Officer
----------------------------
John Hinners


/s/ STEVEN G. PAPERMASTER      Director                       March 30, 2001
----------------------------
Steven G. Papermaster


/s/ DAVID S. LUNDEEN           Director                       March 30, 2001
----------------------------
David S. Lundeen


/s/ Dr. W. FRANK KING          Director                       March 30, 2001
----------------------------
Dr. W. Frank King


/s/ PHILIP J. ROSENBAUM        Director                       March 30, 2001
----------------------------
Philip J. Rosenbaum

                                PERFICIENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets at December 31, 1999 and 2000....................F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999 and 2000.................................................F-4
Consolidated Statements of Changes in Stockholders' Equity...................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 2000.................................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Perficient, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Perficient, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perficient, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP

Austin, Texas
January 25, 2001

                                PERFICIENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                        ----------------------------
                                                            1999            2000
                                                        ------------    ------------
                       Assets
  Current assets:
    Cash                                                $  5,818,918    $    842,481
    Accounts receivable, net of allowance
      for doubtful accounts of $68,058 in
      1999 and $563,357 in 2000                              563,334       7,038,794

    Income tax receivable                                     10,916          10,916

    Other current assets                                     142,422          42,400
                                                        ------------    ------------
  Total current assets                                     6,535,590       7,934,591
  Property and equipment:

    Hardware                                                  69,442         657,648

    Furniture and fixtures                                     3,415         260,738

    Leasehold improvements                                        --         106,688

    Software                                                  41,783         119,804

    Accumulated depreciation                                 (33,813)       (340,472)
                                                        ------------    ------------
  Net property and equipment                                  80,827         804,406

  Intangible assets:

    Excess of cost over fair value of assets                      --      58,499,743

    Accumulated amortization                                      --     (12,941,570)
                                                        ------------    ------------
  Net intangible assets                                           --      45,558,173

  Other noncurrent assets                                         --         317,772
                                                        ------------    ------------
Total assets                                            $  6,616,417    $ 54,614,942
                                                        ============    ============

          Liabilities and stockholders' equity

  Liabilities
  Current liabilities:
    Accounts payable                                    $    165,176    $    358,779

    Note payable to related party                                 --         224,969

    Line of credit                                                --       1,500,000

    Current portion of note payable                               --           3,338

    Current portion of capital lease obligation                   --          81,415

    Other current liabilities                                199,150       2,392,568
                                                        ------------    ------------
  Total current liabilities
                                                             364,326       4,561,069

  Note payable, less current portion                              --           7,232

  Capital lease obligation, less current portion                  --          72,694
                                                        ------------    ------------
  Total liabilities                                          364,326       4,640,995
  Commitments and contingencies
  Stockholders' equity:
    Common Stock, $.001 par value; 20,000,000 shares
      authorized; 3,503,333 shares in 1999 and
      6,252,233 shares in 2000 issued and outstanding          3,503           6,252

    Additional paid-in capital                             7,777,392      65,049,514

    Unearned stock compensation                             (152,000)        (76,000)

    Accumulated other comprehensive loss                          --          (1,665)

    Retained deficit                                      (1,376,804)    (15,004,154)
                                                        ------------    ------------
  Total stockholders' equity                               6,252,091      49,973,947
                                                        ------------    ------------
Total liabilities and stockholders' equity              $  6,616,417    $ 54,614,942
                                                        ============    ============

                             See accompanying notes.

                                PERFICIENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      1999             2000
                                                  ------------     ------------

Consulting revenue                                $  2,647,878     $ 19,963,759

Cost of consulting revenue                           1,034,331        9,931,064
                                                  ------------     ------------

           Gross margin                              1,613,547       10,032,695

Operating expenses:

      Selling, general and administrative            2,197,560       10,579,652

      Stock compensation                               956,000           76,000

      Intangibles amortization                              --       12,941,570
                                                  ------------     ------------

           Total operating expenses                  3,153,560       23,597,222

                                                  ------------     ------------

Loss from operations                                (1,540,013)     (13,564,527)

      Interest income                                  127,518          263,263

      Interest expense                                 (13,380)        (151,086)
                                                  ------------     ------------

Loss before income taxes                            (1,425,875)     (13,452,350)

      Provision (benefit) for income taxes             (20,912)         175,000
                                                  ------------     ------------
Net loss                                          $ (1,404,963)    $(13,627,350)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.47)    $      (2.96)
                                                  ============     ============

                             See accompanying notes.

                                PERFICIENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                          Common Stock   Additional     Unearned         Other          Retained         Total
                                ---------------------     Paid-in        Stock        Comprehensive     Earnings      Stockholders'
                                  Shares      Amount      Capital     Compensation        Loss          (Deficit)       Equity
                                ---------   ---------   -----------   ------------    ------------    ------------    ------------
Balance at January 1, 1999      2,000,000   $   2,000   $   148,000   $         --    $         --    $     28,159    $    178,159

 Issuance of common stock       1,503,333       1,503     7,401,392             --              --              --       7,402,895

 Unearned compensation                 --          --       228,000       (228,000)             --              --              --

 Amortization of unearned
  compensation                         --          --            --         76,000              --              --          76,000

 Net loss                              --          --            --             --              --      (1,404,963)     (1,404,963)
                                ---------   ---------   -----------   ------------    ------------    ------------    ------------
Balance at December 31, 1999    3,503,333       3,503     7,777,392       (152,000)             --      (1,376,804)      6,252,091

 Issuance of common stock,
  net of issuance costs           400,000         400     5,257,691             --              --              --       5,258,091

 Issuance of common stock
  and options in purchase
  of businesses                 2,285,664       2,286    51,858,024             --              --              --      51,860,310

 Stock options exercised           62,736          63        57,025             --              --              --          57,088

 Other                                500          --        99,382             --              --              --          99,382

 Amortization of unearned
  compensation                         --          --            --         76,000              --              --          76,000

 Foreign currency translation
  adjustment                           --          --            --             --          (1,665)             --          (1,665)

 Net loss                              --          --            --             --              --     (13,627,350)    (13,627,350)
                                                                                                                      ------------
  Total comprehensive loss             --          --            --             --              --              --     (13,629,015)
                                ---------   ---------   -----------   ------------    ------------    ------------    ------------
Balance at December 31, 2000    6,252,233   $   6,252   $65,049,514   $    (76,000)   $     (1,665)   $(15,004,154)   $ 49,973,947
                                =========   =========   ===========   ============    ============    ============    ============

                             See accompanying notes.

                                PERFICIENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                        ----------------------------
                                                            1999            2000
                                                        ------------    ------------
Operating Activities

Net loss                                                $ (1,404,963)   $(13,627,350)

Adjustments to reconcile net loss
  to cash used in operations:

  Depreciation                                                22,950         270,270

  Intangibles amortization                                        --      12,941,570

  Non-cash stock compensation                                956,000          76,000

  Non-cash interest expense                                       --         107,810

  Loss from disposal of fixed assets                              --             502

  Deferred income taxes                                       (1,350)             --

  Changes in operating assets and liabilities
    (net of the effect of acquisitions)

    Accounts receivable                                     (398,373)     (3,921,449)

    Other assets                                            (142,422)       (187,890)

    Income tax receivable                                    (10,916)             --

    Accounts payable                                         146,536         152,810

    Income tax payable                                       (19,219)             --

    Accrued liabilities                                      186,511       1,391,286
                                                        ------------    ------------
Net cash used in operating activities                       (665,246)     (2,796,441)

Investing activities

    Purchase of property and equipment                       (61,727)       (610,373)

    Purchase of businesses, net of cash acquired                  --      (7,841,603)

    Proceeds from disposal of fixed assets                        --         204,977
                                                        ------------    ------------
  Net cash used in investing activities                      (61,727)      (8,246,999)

  Financing activities

    Payments on capital lease obligation                          --         (41,866)

    Proceeds from short-term borrowings                      802,673       1,543,531

    Payments on short-term borrowings                       (802,673)       (833,658)

    Proceeds from stock issuances, net                     6,522,895       5,405,560
                                                        ------------    ------------
Net cash provided by financing activities                  6,522,895       6,073,567
                                                        ------------    ------------
Effect of exchange rate on cash and cash equivalents              --          (6,564)

Change in cash and cash equivalents                        5,795,922      (4,976,437)

Cash and cash equivalents at beginning of year                22,996       5,818,918
                                                        ------------    ------------
Cash and cash equivalents at end of year                $  5,818,918    $    842,481
                                                        ============    ============

Supplemental disclosures:
Interest paid                                           $     13,380    $     43,276
                                                        ============    ============

Non-cash activities:
Common stock and options issued in purchase of
      businesses                                        $         --    $ 51,869,311
                                                        ============    ============
Issuance of note payable in purchase of business        $         --    $    162,215
                                                        ============    ============
January 12, 1999 issuance of 500,000 common shares in
      exchange for shareholder receivable               $    250,000    $         --
                                                        ============    ============

                             See accompanying notes.

                                PERFICIENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

1. Business Overview

      Perficient, Inc. (the "Company") is a software services firm that uses emerging technologies to web-enable complex enterprise systems. The Company builds deep expertise around a targeted set of core technologies and products through unique outsourcing partnerships (called "Virtual Services Organizations" or "VSOs") with Internet software companies.

      The Company was incorporated on September 17, 1997 in Texas. The Company began operations in 1997 and is structured as a "C" corporation. On May 3, 1999 the Company reincorporated in Delaware. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

      Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed.

Cash Equivalents

      Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Advertising Expense

      The cost of advertising is expensed as incurred. Advertising cost for the years ended December 31, 1999 and 2000 were not material.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally 2 to 5 years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease, and such amortization expense is included with depreciation expense.

Intangible Assets

      Intangible assets, primarily resulting from purchase business combinations, are being amortized using the straight-line method over a three-year period for excess of cost over fair value of net assets acquired.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of Long-Lived Assets

      The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. At this time, future cash inflows exceed future cash outflows; thus, no impairment loss has been recognized. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events and circumstances which might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of excess of cost over fair value of net assets acquired.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Transactions

      For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end or period end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense), and were not material during 1999 and 2000.

Segments

      The Company follows the provisions of the Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented.

Earnings Per Share

      The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to stock options, warrants, and contingently issuable common shares using the treasury method, unless such additional equivalent shares is anti-dilutive.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, ("APB 25").

Fair Value of Financial Instruments

      Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at cost which approximates fair value due to the short-term maturity of these instruments.

Reclassification

      Certain amounts from prior periods have been reclassified to conform to the current period presentation. Reimbursable expenses of $507,000 during 1999 are included as a component of cost of consulting revenue in the current period presentation.

Recently Issued Accounting Standards

      The Financial Accounting Standards Board issued Statement No. 133, Accounting For Derivative Instruments And Hedging Activities, as amended by Statement No. 137 and Statement No. 138, which is effective for the Company's fiscal year and quarters beginning January 1, 2001. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management believes that this statement will not have a material impact on the Company's financial position or results of operations because of the Company's minimal use of derivative financial instruments.

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition In Financial Statements ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which further clarifies APB 25. Management believes that this Interpretation will not have a material impact on the Company's financial position or results of operations.

3. Net Income (Loss) Per Share

Computations of the net loss per share are as follows:

                                                         Year Ended December 31,
                                                      ----------------------------
                                                          1999            2000
                                                      ------------    ------------
Net loss                                              $ (1,404,963)   $(13,627,350)

Weighted-average shares of common stock outstanding      3,000,556       5,409,353

Less common stock subject to contingency                        --        (803,070)
                                                      ------------    ------------
Shares used in computing basic net loss per share        3,000,556       4,606,283
                                                      ============    ============

                                                      ------------    ------------
Basic and diluted net loss per share                  $      (0.47)   $      (2.96)
                                                      ============    ============

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants and the issuance of contingently issuable shares issued in business combinations, are antidilutive due to the Company's net loss for all periods presented. Diluted net loss per share excludes common stock equivalents of 251,750 and 1,521,699 for 1999 and 2000, respectively.

4. Concentration of Credit Risk and Significant Customers

      Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up front payments. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. One customer accounted for approximately 97% and 11% of accounts receivable and 96% and 30% of revenues at December 31, 1999 and 2000, and for the years then ended, respectively. A second customer accounted for approximately 35% of accounts receivable and 25% of revenues at December 31, 2000 and for the year then ended.

5. Employee Benefit Plan

      The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling $109,000 during 2000, which vest over a three year period of service. The Company made no contributions to the plan during 1999. The Company's related costs for the plan during 2000 were approximately $5,500 and were not significant during 1999.

6. Common Stock and Stock Options

      During July 1999, the Company completed an initial public offering in which the Company sold 1,000,000 shares of common stock for net proceeds to the Company of approximately $6,300,000, after deducting the underwriters' discount and other costs of the offering. The Company granted 100,000 fully exercisable warrants with an exercise price of $12 per share to the underwriter of the initial public offering.

      During February 2000, the Company completed a private placement of 400,000 shares of common stock for net proceeds to the Company of approximately $5,258,000, after deducting costs of the offering. The Company received approximately $90,000 of insider proceeds from certain selling shareholders participating in the private placement. The Company granted 25,000 fully exercisable warrants with an exercise price of $21 per share to the underwriter of this private placement.

In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's commons stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years.

      The Company has granted stock options to various employees under the terms of the respective employee agreements. The stock options generally vest over three years. The term of each option is ten years from the date of grant.

      The Company recorded $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, the Company has recorded deferred stock compensation totaling

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$228,000 in connection with stock options that were granted in January 1999, representing the difference between the exercise price and the fair value of common stock on the date of grant. Amortization of stock compensation expense related to these options will be recognized on a straight-line basis in the amount of approximately $19,000 per quarter over the three year vesting period ending January 2002 for the related options. Stock compensation expense of $956,000 and $76,000 has been recorded during the years ended December 31, 1999 and 2000, respectively.

      A summary of changes in common stock options during 1999 and 2000 is as follows:

                                                                       Weighted-
                                                                        Average
                                                          Range of      Exercise
                                             Shares    Exercise Prices   Price
                                           ---------   --------------- ---------

Options outstanding at January 1, 1999       272,334    $0.05 - $0.60   $ 0.40
       Options granted                       272,000    $0.05 - $8.12   $ 4.25
       Options exercised                      (3,333)       $0.20       $ 0.20
       Options canceled                      (42,667)   $0.20 - $8.12   $ 3.74
                                           ---------    --------------  ------
Options outstanding at December 31, 1999     498,334    $0.05 - $8.12   $ 2.22

       Options granted                     1,553,214    $0.02 - $26.00  $10.17
       Options exercised                     (62,736)   $0.05 - $8.13   $ 0.91
       Options canceled                     (211,383)   $0.05 -$16.94   $11.03
                                           ---------    --------------  ------
Options outstanding at December 31, 2000   1,777,429    $0.02 - $26.00  $ 8.16
                                           =========    ==============  ======

Options vested, December 31, 1999            197,667    $0.05 - $8.12   $ 1.95
                                           =========    ==============  ======

Options vested, December 31, 2000            602,715    $0.02 - $14.69  $ 3.94
                                           =========    ==============  ======

      The following is additional information related to stock options outstanding at December 31, 2000:

                        Options Outstanding            Options Exercisable
----------------------------------------------------   -------------------
                                          Weighted
                              Weighted     Average               Weighted
   Range of                   Average     Remaining               Average
   Exercise                   Exercise   Contractual             Exercise
    Prices        Options      Price        Life       Options    Price
--------------    ---------   --------      ----       -------     -----
 $0.02 - $0.50      345,074   $   0.37      7.94       266,866     $0.35
 $3.36 - $4.00      430,229   $   3.40      9.29       199,182     $3.39
$7.50 - $12.97      565,574   $  10.84      9.44        75,000     $9.33
$13.25 - $26.00     436,552   $  15.55      9.20        61,667    $14.69
--------------    ---------   --------      ----       -------     -----
$0.02 - $26.00    1,777,429   $   8.16      9.06       602,715     $3.94
==============    =========   ========      ====       =======     =====

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1999            2000
                                                      -------         -------
Risk-free interest rate                                 6.00%           6.00%
Dividend yield                                          0.00%           0.00%
Weighted-average expected life of options             5 years         5 years
Expected volatility                                    0.622           0.870

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1999            2000
                                                   ------------    ------------
Pro forma compensation expense                     $     63,748    $  1,098,153
Pro forma net loss                                 $ (1,468,711)   $(14,725,503)
Pro forma net loss per share - basic and diluted   $      (0.49)   $      (3.20)

      At December 31, 1999 and 2000, the weighted-average remaining contractual life of outstanding options was 8.92 and 9.06 years, respectively. The weighted-average grant-date fair value of options granted during 1999 and 2000 at market prices was approximately $1.60 and $9.13, respectively, and at below market prices was approximately $5.40 during 1999.

      At December 31, 1999 and 2000, 2,150,000 and 2,051,197 shares of common stock were reserved for future issuance (at December 31, 2000 1,922,447 shares were reserved for options and 128,750 shares were reserved for warrants) and 1,651,666 and 145,018 options were available for future grants, respectively.

7. Line of Credit and Long Term Debt

      The Company has a line of credit facility providing up to $6,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2001, bear interest at the bank's prime rate plus 0.85%. (10.35% at December 31, 2000). The Company is required to maintain certain financial covenants under this agreement. The line of credit is collateralized by substantially all the assets of the Company. Commencing on December 31, 2000, the Company must pay a fee equal to .07% of the unused portion of the committed line of credit.

      The Company amended the line of credit facility in December 2000 to provide for a $750,000 maximum available equipment line of credit, subject to financial covenants and borrowing base calculations as defined. Draws on the equipment line of credit bear interest at prime rate plus 1.5%, and advances are payable in 36 equal monthly installments of principal plus accrued interest. No amounts had been borrowed under the equipment line of credit as of December 31, 2000.

      On July 1, 1999, the Company had entered into an agreement with a bank to borrow up to $1,000,000 against qualified accounts receivables with full recourse. Under the contract, the bank would purchase the accounts receivable under the following terms: 80% of the balance is remitted at the sale date, the rest is remitted upon receipt of the balance due from the customer less finance and administrative fees charged by the bank. The agreement had a one-year term and borrowings under the agreement bore interest at the bank's prime rate. In connection with this agreement, the Company issued warrants to the bank to purchase 3,750 shares at the initial public offering price of $8 per share. As the effect of the warrants is not material to the financial statements, the Company has not discounted the line of credit to separately account for the

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

warrants. This agreement expired in June 2000.

      Notes payable to related party consists of: a $162,000 non interest bearing note payable to the shareholders of Core Objective, Inc. ("Core Objective") representing the note payable portion of the purchase consideration in the acquisition of Core Objective and is payable in May 2001; and $63,000 of notes payable to certain shareholders of Core Objective, Inc. assumed in the purchase of Core Objective, which were paid in February 2001.

      Notes payable consists of term debt with a bank for the purchase of equipment, assumed in the purchase of Core Objective. This note bears interest at the bank's prime rate plus 1.5%. The note is payable in monthly principal installments of approximately $280 plus interest. The future annual principal payments are as follows: $3,338 in 2001, $3,338 in 2002, $3,338 in 2003, and
$556 in 2004.

8. Income Taxes

      As of December 31, 2000, the Company had tax net operating loss carry forwards of approximately $571,000 that will begin to expire in 2019 if not utilized.

      Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

      Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                1999               2000
                                              ---------          ---------
      Current:
        Federal                               $ (17,661)         $      --
        Foreign                                      --            175,000
        State                                    (1,558)                --
                                              ---------          ---------
      Total current                             (19,219)           175,000
                                              ---------          ---------
      Deferred:
        Federal                                  (1,583)                --
        Foreign                                      --                 --
        State                                      (110)                --
                                              ---------          ---------
      Total deferred                             (1,693)                --
                                              ---------          ---------
                                              $ (20,912)         $ 175,000
                                              =========          =========

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 1999 and 2000 are as follows:

                                                          1999           2000
                                                       ---------      ---------
Deferred tax liabilities:
  Deferred income                                      $      --      $(265,845)
  Depreciable assets                                      (9,985)            --
                                                       ---------      ---------
Total deferred tax liabilities                            (9,985)      (265,845)
                                                       ---------      ---------
Deferred tax assets:
  Depreciable assets                                          --          3,595
  Tax carryforwards                                      101,265        211,125
  Bad debt                                                25,181        215,475
  Stock compensation                                      28,121         56,242
  Accrued liabilities and other                           17,364         49,404
                                                       ---------      ---------
Total deferred tax assets                                171,931        535,841

Valuation allowance for deferred tax assets             (161,946)      (269,996)
                                                       ---------      ---------
Net deferred tax assets
                                                           9,985        265,845
                                                       ---------      ---------
Net deferred taxes                                     $      --      $      --
                                                       =========      =========

      The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $162,000 and $108,000 during 1999 and 2000, respectively. As of December 31, 2000, approximately $175,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Undistributed earnings of the Company's foreign subsidiary are considered to be permanently reinvested and, accordingly, no provision for US federal and/or state income taxes has been provided thereon.

      The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

                                                     1999              2000
                                                  -----------       -----------

Tax at statutory rate of 34%                      $  (472,897)      $(4,573,803)
State taxes, net of federal benefit                   (14,798)          (21,676)
Goodwill                                                   --         4,400,134
Effect of foreign operations                               --            63,659
Stock based compensation                              299,200                --
Permanent items                                         5,638            39,352
Change in deferred items                              161,945           287,481
Other                                                      --           (20,147)
                                                  -----------       -----------
                                                  $   (20,912)      $   175,000
                                                  ===========       ===========

9. Commitments And Contingencies

      The Company leases its office facilities and equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

                                                    Capital     Operating
                                                    Leases        Leases
                                                  ----------    ----------
      2001                                        $  115,214    $  852,780
      2002                                            44,347       465,359
      2003                                             5,219       182,293
      2004                                                --        10,473

                                                  ----------    ----------
      Total minimum lease payments                $  164,780    $1,510,905
                                                                ==========
      Less amount representing interest              (10,671)
                                                  ----------
      Present value of minimum lease payments        154,109
      Less current portion                            81,415
                                                  ----------
      Long-term capital lease obligation          $   72,694
                                                  ==========

      Rent expense for the years ended December 31, 1999 and 2000 was $88,666 and $798,000, respectively.

      In addition, the Company has entered into a sublease with a related party for office rent. The lease agreement with the related party was on a month-to-month basis during 1999 and through March 2000, and in November 2000 a new agreement was entered into for a three period. During the years ended December 31, 1999 and 2000, the Company recorded combined rent expense of $88,666 and $24,000, respectively, under these agreements.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Business Combinations

      On January 3, 2000, the Company acquired LoreData, Inc. ("LoreData"). The Company acquired LoreData for an aggregate purchase price of approximately $2.4 million, subject to certain post-closing adjustments. The aggregate purchase price of $2.4 million consisted of: (1) $385,000 in cash that was paid at closing, (2) 30,005 shares of our common stock, also paid at closing, and (3) 131,709 shares of common stock that were held in escrow until January 2001. The acquisition was accounted for as a purchase business combination. The excess of purchase price over fair value of the net assets was recorded as goodwill ($2.3 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of December 31, 2000, accumulated amortization of goodwill related to the LoreData acquisition was approximately $792,000.

      On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). Compete provided specialized consulting services for IBM's WebSphere and Visual Age product lines. The aggregate purchase price of Compete consisted of (1) $3,425,000 in cash, (2) $2,527,500 in non interest bearing promissory notes to be repaid within six months following the closing, (3) 2,003,866 shares of common stock, of which 1,001,933 shares are subject to adjustment or forfeiture and which are being held in escrow, and (4) the assumption of Compete's outstanding employee options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, is as follows (in thousands):

              Cash .....................................   $ 3,425
              Note (less imputed interest of $107.5) ...     2,420
              Common stock .............................    40,077
              Assumption of existing stock option plan .     8,278
              Transaction broker fees ..................       694
              Transaction costs ........................       325
                                                           -------
                   Total purchase price ................   $55,219
                                                           =======

      The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($54.4 million), and is being amortized using the straight-line method over the estimated useful life of three years. As of December 31, 2000, accumulated amortization of goodwill related to the Compete acquisition was approximately $12,054,000.

      The unaudited pro forma combined results of operations of Perficient, LoreData, and Compete for the years ended December 31, 1999 and 2000 after giving effect to certain pro forma adjustments as if the transaction had occurred at the beginning of each period are as follows:

                                                         For the year ended
                                                           December 31,
                                                   ----------------------------
                                                       1999            2000
                                                   ------------    ------------
Revenues                                           $  9,710,818    $ 23,110,578
Operating loss                                     $(20,008,666)   $(18,996,278)
Net loss                                           $(20,045,520)   $(19,325,316)
Basic and diluted pro forma net loss per share     $      (4.97)   $      (3.91)

      The unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions of Compete and LoreData occurred on January 1, 1999 or of future results.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      On November 17, 2000, the Company acquired Core Objective, Inc. ("Core Objective"), a Canadian corporation. Core Objective was a consulting firm specializing in object oriented design and development of software for Fortune 2000 companies. The Company acquired Core Objective for an aggregate purchase price of approximately $1,940,000, consisting of cash, a note payable due six months from the purchase date, 107,526 shares of common stock (of which 53,763 are being held in escrow for a one year period) and the assumption of outstanding options. The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Core Objective have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($1,820,000), and is being amortized using the straight-line method over the estimated useful life of three years. As of December 31, 2000, accumulated amortization of goodwill related to the Compete acquisition was approximately $96,000.

                                PERFICIENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.        Segments of Business and Geographic Area Information

      The Company considers its business activities to constitute a single segment of business. A summary of the Company's operations by geographic area follows:

                                                    Year ended December 31,
                                               --------------------------------
                                                    1999               2000
                                               ------------        ------------
Revenue:
  United States                                $  2,647,878        $ 18,225,081
  Canada                                                 --             139,889
  United Kingdom                                         --           1,598,789
                                               ------------        ------------
    Total revenue                              $  2,647,878        $ 19,963,759
                                               ============        ============
Net income (loss):
  United States                                $ (1,404,963)       $(13,655,040)
  Canada                                                 --              30,808
  United Kingdom                                         --              (3,118)
                                               ------------        ------------
    Total net income (loss)                    $ (1,404,963)       $(13,627,350)
                                               ============        ============
Identifiable assets:
  United States                                $  6,616,417        $ 53,225,351
  Canada                                                 --             339,760
  United Kingdom                                         --           1,049,831
                                               ------------        ------------
    Total identifiable assets                  $  6,616,417        $ 54,614,942
                                               ============        ============