Form 10KSB/A
period 2000-12-21
PERFICIENT INC
filed 2001-04-30
CIK 1085869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1)      Yes /X/  No / /
(2)      Yes /X/  No / /

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.
                       $19,498,185 AS OF MARCH 23, 2001
Number of shares of common stock outstanding as of March 23, 2001: 6,252,233 Transitional Small Business Disclosure Format: Yes / / No /X/

                                EXPLANATORY NOTE
    The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2000 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors, and their ages as of the date of this filing are as follows:

            NAME              AGE     POSITION WITH PERFICIENT
     ---------------------    ---- ---------------------------------------
     John T. McDonald.....     37  Chief Executive Officer and Chairman of
                                   the Board of Directors
     Sam J. Fatigato......     40  President, Chief Operating Officer and
                                   Director
     John A. Hinners......     44  Chief Financial Officer and Vice
                                   President
     Steven G. Papermaster     42  Director
     David S. Lundeen.....     38  Director
     Dr. W. Frank King(1).     60  Director
     Philip J. Rosenbaum(1)    50  Director

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

BOARD COMPOSITION

    We currently have six directors, each serving a term until the next annual meeting of stockholders, which is scheduled for June 2001. At each annual meeting of stockholders, six directors will be elected by the holders of the common stock, with the six nominees receiving the greatest number of votes serving as directors. In connection with our acquisition by way of merger of Compete, Inc., Bryan R. Menell resigned his position as director effective May 1, 2000. Sam Fatigato, former Chief Executive Officer of Compete, was appointed by the board of directors to fill the seat vacated by Mr. Menell and to serve the remainder of Mr. Menell's term. As long as Mr. Fatigato and the other shareholders and vested option holders of Compete and their affiliates own more than 10% of the shares of Perficient common stock issued to them in the acquisition transaction we are obligated to nominate and recommend Mr. Fatigato to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

    Dr. King and Mr. Rosenbaum, each of whom is an independent dirctor, serve as the only members of the compensation committee and the audit committee of the board of directors.

    The functions of the audit committee will be to:

        - recommend annually to our board of directors the appointment of our independent auditors;

        - discuss and review in advance the scope and the fees of our annual audit and review the results thereof with our independent auditors;

        -   review and approve non-audit services of our independent auditors;

        - review compliance with our existing major accounting and financial reporting policies;

        -   review the adequacy of major accounting and financial policies;

        - review our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices;

        - review compliance with applicable Securities and Exchange Commission and Nasdaq rules regarding audit committees;

        -   prepare a report for our annual proxy statement; and

        - comply with any additional requirements set forth in the audit committee's charter.

    The compensation committee establishes salaries, incentives and other forms of compensation for our directors, executive officers and key employees and administers our equity incentive plans and other incentive and benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PROTECTION

    No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. Mr. McDonald is the 100% owner of Beekman Ventures, which is one of our largest stockholders. Mr. Papermaster is the President, sole general partner and 100% owner of Powershift Ventures, which is also one of our largest stockholders.

DIRECTOR COMPENSATION

    Dr. King and Mr. Rosenbaum receive an annual retainer of $15,000 to serve on our board of directors. Other directors receive no cash remuneration for serving on the board of directors. Non-employee directors, however, are granted options to purchase 20,000 shares of our common stock in their first year of service and are granted additional options to purchase 5,000 shares of our common stock in each subsequent year of service. All directors are reimbursed for reasonable expenses incurred by them in attending board and committee meetings.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

    As permitted by Delaware law, our certificate of incorporation provides that our directors are not personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability

    - for any breach of the director's duty of loyalty to us or our stockholders;

    - for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

    - under Section 174 of the Delaware General Corporation Law, relating to unlawful dividends or unlawful stock purchases or redemptions; or

    - for any transaction from which the director derives an improper personal benefit.

    As a result of this provision, we and our stockholders may be unable to obtain monetary damages from a director for breach of his or her duty of care. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and

Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

    Our by-laws provide for the indemnification of our directors and officers to the fullest extent permitted by Delaware law, except that we may limit the extent of such indemnification by individual contracts with our directors and officers. Furthermore, we are not required to indemnify any of our directors or officers in connection with any proceeding (or part thereof) initiated by such person or any proceeding by such person against us or our directors, officers, employees or other agents unless (1) indemnification is expressly required to be made by law, (2) the proceeding was authorized by our Board of Directors, or
(3) the indemnification is provided by use, in our sole discretion, pursuant to the powers vested in us under the Delaware General Corporation Law.

    We have an insurance policy covering certain claims made against our directors and officers in the aggregate of not more than $5,000,000, under certain conditions. The policy covers expenses, including attorney's fees, judgments and fines.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as our Chief Executive Officer during fiscal year 2000 for services rendered in all capacities during the years presented. John T. McDonald joined Perficient in April 1999 and assumed the duties of Chief Executive Officer. John A. Hinners joined Perficient in April 1999 and Sam J. Fatigato joined Perficient in May 2000.

                                              SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                                                        LONG-TERM
                                                          ANNUAL COMPENSATION                         COMPENSATION
                                         ------------------------------------------------------    --------------------
                                                                                 OTHER                 SECURITIES
    NAME AND PRINCIPAL                                                           ANNUAL                UNDERLYING
         POSITION                YEAR      SALARY ($)       BONUS ($)      COMPENSATION ($) (1)         OPTIONS (#)
----------------------------    ------   -------------    ------------    ---------------------    --------------------

John T. McDonald,                2000       $ 154,750          $    -            $       2,246               50,000 (2)
Chief Executive Officer and      1999       $  50,000          $    -            $           -                       -
Chairman of the Board



Sam J. Fatigato,                 2000       $ 103,750          $    -            $       1,388                       -
President, Chief                 1999       $       -          $    -            $           -                       -
Operating Officer and
Director



John A. Hinners,                 2000       $ 141,667          $    -            $       2,125               67,500 (2)
Vice President and Chief         1999       $  79,618          $    -            $           -               60,000
Financial Officer


(1) Amounts represent 401(k) employer match.

(2) In March 2001, Mr. McDonald was granted options to purchase 250,000 shares of common stock with an exercise price of $3.75. In March 2001, Mr. Hinners was granted options to purchase 85,000 shares of common stock with an exercise price of $3.75. In March 2001, Mr. Fatigato was granted options to purchase 100,000 shares of common stock with an exercise price of $3.75.

    We have a two-year employment agreement with Mr. McDonald that terminates on December 31, 2002. Mr. McDonald's employment agreement provides for the grant of options to purchase 100,000 shares of common stock for $3.75 per share that vest over a three year period. In addition, Mr. McDonald may receive a bonus and/or stock option under our stock option plan as determined by our Board of Directors. Mr. McDonald shall receive three months severance pay if: (1) we terminate him without cause; (2) he is terminated following a change of control; or (3) Mr. McDonald terminates his employment within six months after obtaining actual knowledge of a change of control of the Company. Additionally, Mr. McDonald has agreed to refrain from competing with us for a period of two years following the termination of his employment.

    We have a letter agreement with John A. Hinners, Chief Financial Officer and Vice President, concerning his employment. Under this agreement, following a change in control of Perficient, if:

    - Mr. Hinners is terminated or his job responsibilities are significantly reduced;

    -   if he is required to relocate; or

    - if our then current chief executive officer is terminated or not offered the chief executive officer position in the surviving company;

    Mr. Hinners' stock options to purchase 60,000 shares of Perficient common stock at an exercise price of $0.50 per share will become fully vested within six months after the change-in-control event.


    We have an employment agreement with Sam Fatigato, our President and Chief Operating Officer. Mr. Fatigato may receive a bonus and/or stock option under our stock option plan as determined by our Board of Directors. Mr. Fatigato shall receive three months severance pay if: (1) we terminate him without cause; (2) he is terminated following a change of control; or (3) Mr. Fatigato terminates his employment within six months after obtaining actual knowledge of a change of control of the Company. Finally, Mr. Fatigato has agreed that he will not compete with us for a period of thirty (30) months following the termination of his employment.

401(k) PROFIT SHARING PLAN

    We have adopted a 401(k) Profit Sharing Plan. Our 401(k) plan is available to all employees who have attained age 21. An employee may contribute, on a pre-tax basis, up to 20% of his or her wages, subject to limitations specified under the Internal Revenue Code. Under the terms of our 401(k) plan, we may make a discretionary matching contribution equal to a percentage of the employee's contribution to our 401(k) plan and a discretionary amount determined annually by us and divided among eligible participants based upon an employee's annual compensation in relation to the aggregate annual compensation of all eligible participants. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in one, all or some combination of the investment funds available under our 401(k) plan. Employee contributions are fully vested and non-forfeitable. Any matching or discretionary contributions vest 25% for each year of service. Beginning January 1, 2000, we began matching employee contributions at the rate of 25% of the first 6% of their contributions.

1999 STOCK OPTION/STOCK ISSUANCE PLAN

    Our 1999 Stock Option/Stock Issuance Plan was adopted by the board of directors and approved by our stockholders on May 3, 1999. The plan became effective upon its adoption by the board.

    At December 31, 2000, we had reserved 1,850,000 shares of our common stock for issuance under our 1999 stock option plan and the options granted prior to adoption of the 1999 stock option plan. The board of directors has proposed to increase the number of shares reserved for issuance by 1,379,000 subject to the approval of our stockholders at our next annual meeting of stockholders. Our 1999 stock option plan has three separate programs:

    (1) the discretionary option grant program under which eligible individuals in our employ or service, including officers, non-employee board members and consultants, may be granted options to purchase shares of our common stock,

    (2) the stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services and

    (3) the automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

    The discretionary option grant and stock issuance programs will be administered by the compensation committee of our board of directors. This committee will determine which eligible individuals are to receive option grants or stock issuances, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the exercise or purchase price for each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. Neither the compensation committee nor the board will exercise any administrative discretion with respect to option grants made under the automatic option grant program for the non-employee board members.

    The exercise price for the options may be paid in cash or in shares of our common stock valued at fair market value on the exercise date. The option may also be exercised through a same-day sale program without any cash outlay by the optionee. In addition, the compensation committee may allow a participant to pay the option exercise price or direct issue price, and any associated withholding taxes incurred in connection with the acquisition of shares, with a full-recourse, interest-bearing promissory note.

    In the event that we are acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of our voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The compensation committee may grant options under the discretionary option grant program which will accelerate in the acquisition even if the options are assumed or which will accelerate if the optionee's service is subsequently terminated. The compensation committee may grant options and issue shares which accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of our outstanding voting stock or by proxy contest for the election of board members or the options and shares may accelerate upon a subsequent termination of the individual's service.

    Stock appreciation rights may be issued under the discretionary option grant program which will provide the holders with the election to surrender their outstanding options for an appreciation distribution from us equal to the fair market value of the vested shares subject to the surrendered option less the aggregate exercise price payable for such shares. Such appreciation distribution may be made in cash or in shares of our common stock.

    The compensation committee has the authority to cancel outstanding options under the discretionary option grant in return for the grant of new options for the same or different number of option shares with an exercise price per share based upon the fair market value of the common stock on the new grant date.

    Under the automatic option grant program, each individual who first joined our board of directors after the effective date of our initial public offering in July 1999 as a non-employee board member was automatically granted an option for 20,000 shares of our common stock at the time of his or her commencement of board service. In addition, on the date of each annual stockholders meeting, beginning with the 2000 meeting, each individual who is to continue to serve as a non-employee board member and was not a member of our board prior to our initial public offering received an option grant to purchase 5,000 shares of our common stock, provided he or she served on the board at least six months. Each of these options is fully-vested upon grant.

    Limited stock appreciation rights will automatically be included as part of each grant made under the automatic option grant program and may be granted to one or more officers as part of their option grants under the discretionary option grant program. Options with such a limited stock appreciation right may be surrendered to us upon the successful completion of a hostile tender offer for more than 50% of our outstanding voting stock. In return for the surrendered option, the optionee will be entitled to a cash distribution from us in an amount per surrendered option share equal to the highest price per share of common stock paid in connection with the tender offer less the exercise price payable for such share.

    The board may amend or modify our 1999 stock option plan at any time, subject to any required stockholder approval. The 1999 stock option plan will terminate no later than May 2, 2009.

OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS

    The following table sets forth information related to the grant of stock options by the Company during the year ended December 31, 2000 to the Named Executive Officers.

                                                                                POTENTIAL REALIZABLE VALUE
                                                                                 OF ASSUMED ANNUAL RATES
                                                                               OF STOCK PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                           FOR OPTION TERM (1)
                     -------------------------------------------------------   -----------------------------
                                    % OF TOTAL
                      NUMBER OF       OPTIONS
                     SECURITIES     GRANTED TO      EXERCISE
                     UNDERLYING      EMPLOYEES      OR BASE
                       OPTIONS       IN FISCAL       PRICE       EXPIRATION
                       (#) (2)       2000 (3)        ($/SH)         DATE             5% ($)       10% ($)
                     ------------   ------------   -----------   -----------       -----------   -----------


John T. McDonald          50,000          3.22%         14.69      01/16/10           461,923     1,170,604


John A. Hinners           17,500          1.13%         12.13      09/25/10           133,499       338,312

                          50,000          3.22%         14.69      01/16/10           461,923     1,170,604

(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of Perficient's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2) In March 2001, Mr. McDonald was granted options to purchase 250,000 shares of common stock with an exercise price of $3.75. In March 2001, Mr. Hinners was granted options to purchase 85,000 shares of common stock with an exercise price of $3.75. In March 2001, Mr. Fatigato was granted options to purchase 100,000 shares of common stock with an exercise price of $3.75.

(3) Based on an aggregate of 1,553,214 options granted during the year ended December 31, 2000.

OPTION EXERCISES AND FISCAL YEAR END VALUES

    The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of the Company's common stock less the exercise price with respect to the named executive officers). None of the named executive officers exercised stock options during the fiscal year ended December 31, 2000. No stock appreciation rights were outstanding as of December 31, 2000.

                                            NUMBER OF
                                      SECURITIES UNDERLYING                     VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS                      IN-THE-MONEY OPTIONS
                                    AT DECEMBER 31, 2000 (#)                AT DECEMBER 31, 2000 ($) (1)
                              --------------------------------------    --------------------------------------
NAME                            EXERCISABLE        UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
--------------------------    ----------------   -------------------    ----------------   -------------------

John T. McDonald                       16,667                33,333                   -                     -


Sam J. Fatigato                         2,490                 6,652               5,751                15,365


John A. Hinners                        56,667                70,833             220,000               110,000


(1) Based on the fair market value of Perficient's common stock at December 29, 2000 ($6.00 per share), as reported on the NASDAQ SmallCap Market.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Perficient common stock as of March 31, 2001 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of Perficient common stock; (ii) each Named Executive Officer listed in the Summary Compensation table below; (iii) each director of Perficient; and (iv) all directors and executive officers as a group.



NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                       AMOUNT AND NATURE        PERCENT OF
---------------------------------------                                           OF SHARES              CLASS(2)
                                                                              BENEFICIALLY OWNED       ----------
                                                                              ------------------
Powershift Ventures, L.P.                                                              646,950              10.35%
7600-B North Capital of Texas Highway
Austin, TX, 78731

Beekman Ventures, Inc.                                                                 512,892               8.20
2716 Barton Creek Boulevard
Austin, TX 78735-1670

Bryan R. Menell(3)                                                                     495,640               7.93

John T. McDonald(4)                                                                    695,810              10.83

Sam J. Fatigato(5)                                                                     655,630              10.48

Eric Simone(10)                                                                        657,084              10.50

Robert Anderson(11)                                                                    378,264               6.05

John A. Hinners(6)(7)                                                                  119,767               1.89

Steven G. Papermaster(8)                                                               841,150              13.45

David S. Lundeen(12)                                                                   333,935               5.34

Dr. W. Frank King(9)                                                                    30,000                  *

Philip J. Rosenbaum(9)                                                                  30,000                  *

Directors and executive officers as a group (7 persons)                              2,706,292              41.22%

-----------

* Indicates less than 1% of the outstanding shares of Perficient common stock.

(1) Unless otherwise indicated, the address of each person or entity is 7600-B North Capital of Texas Highway, Suite 340, Austin, Texas 78731.

(2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Includes an aggregate of 200,000 shares of Perficient common stock that are subject to options granted by Mr. Menell to certain employees and officers of Perficient.

(4) Includes 512,892 shares owned by Beekman Ventures, Inc., of which Mr. McDonald is president and sole stockholder. Mr. McDonald is deemed to be the beneficial owner of such shares. Also includes 150,000 shares of Perficient common stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. McDonald by Mr. Menell and options to purchase 20,833 shares under Perficient's stock option plan. Does not include options to purchase 279,167 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(5) Includes options to purchase 3,530 shares exercisable within 60 days of the date hereof. Does not include options to purchase 105,611 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(6)      Includes 5,000 shares held in the name of the Aubry Smith Hinners
         Section 2503(c) Trust.

(7) Includes options to purchase 65,833 shares of Perficient common stock and 8,333 shares of Perficient common stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. Hinners by Mr. Menell that are exercisable within 60 days of the date hereof. Does not include options to purchase 146,667 shares of Perficient common stock that are not exercisable within 60 days of the date hereof or 11,667 shares of Perficient common stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. Hinners by Mr. Menell but that is not exercisable within 60 days of the date hereof.

(8) Includes 646,950 shares owned by Powershift Ventures, L.P., of which Mr. Papermaster is the sole general partner. Mr. Papermaster is deemed to be the beneficial owner of such shares. Does not include 16,250 shares held in various family trusts over which Mr. Papermaster has neither voting nor dispositive power.

(9) Includes options to purchase 30,000 shares of Perficient common stock exercisable within 60 days of the date hereof.

(10) Includes options to purchase 4,984 shares exercisable within 60 days of the date hereof. Does not include options to purchase 8,106 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(11) Includes options to purchase 4,680 shares exercisable within 60 days of the date hereof. Does not include options to purchase 7,504 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(12) Includes options to purchase 5,000 shares of Perficient common stock exercisable within 60 days of the date hereof.




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange

Commission and Nasdaq SmallCap Market. Based solely on a review of the copies of reports furnished to us and written representations from our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that, during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied, except that David S. Lundeen, one of our directors, filed a Form 4 that reflected one purchase transaction late and Bryan R. Menell, one of our former officers, filed a Form 4 covering one transaction late.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALES OF SECURITIES

    Within the last three years, we have made the following sales of our common stock in transactions that were not registered under the Securities Act of 1933:

    - On September 17, 1997, we sold 1,000,000 shares to Mr. Menell, our founder and former President and currently a 5% stockholder, for $50,000.

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

    - On January 12, 1999, we sold 350,000 shares to Beekman Ventures, Inc., a 5% stockholder, for an aggregate purchase price of $175,000, 50,000 shares to Mr. Hinners, now our Chief Financial Officer, for an aggregate purchase price of $25,000 and 40,000 shares to Mr. Lundeen for an aggregate purchase price of $20,000. Mr. McDonald, our Chief Executive Officer and our Chairman of the Board of Directors, is the president and sole stockholder of Beekman Ventures. However, Mr. McDonald did not become an officer and director of our company until April 1999. Mr. Hinners did not become our Chief Financial Officer until April 1999.

    - On February 7, 2000, we completed an $8.1 million private placement of our common stock. We issued and sold a total of 400,000 shares of common stock resulting in gross proceeds of $5.6 million. John T. McDonald and Bryan R. Menell, each an officer and a director of our company at the time of this transaction, and David S. Lundeen, a director of our company, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14.00 per share. Gilford Securities Incorporated acted as placement agent in connection with the private placement. We granted certain registration rights to the purchasers of all of the shares.

    - On May 1, 2000, we consummated the acquisition by way of merger of Compete Inc., an Illinois corporation, with and into our wholly-owned subsidiary, Perficient Compete, Inc., a Delaware corporation. As part of the merger consideration we issued an aggregate of 1,001,933 shares of common stock, par value $.001 per share, to the shareholders of Compete Inc. at closing, of which 324,550 shares were issued to Sam Fatigato, Compete's Chief Executive Officer. In connection with the Compete transaction, Mr. Fatigato was appointed to our Board of Directors and named our Chief Operating Officer. Additionally, we issued 1,001,933 shares of our common stock that are being held in escrow for disposition by the escrow agent in accordance with the Escrow Agreement dated as of May 1, 2000, of which 324,550 shares are issued in the name of Mr. Fatigato. We granted certain registration rights to the former shareholders of Compete to whom shares of Perficient common stock were issued.

    These sales were conducted in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

POWERSHIFT SUBLEASE

    From April 1998 until March 2000, we subleased office space on a month-to-month basis from Powershift Ventures, LLC, of which Mr. Papermaster is president and a beneficial owner. Since August 1999, we had been paying rent of $4,500 a month, which we believe was consistent with prevailing market rates. The monthly rental amounts were arrived at by arms' length negotiations. We terminated this sublease as of April 8, 2000 but began subleasing the same space under similar terms during November 2000 to fill our new increased needs.

VIGNETTE RELATIONSHIP

    Mr. Papermaster, a member of our Board of Directors, has served on the board of directors of Vignette Corporation, since September 1998. During 2000, Vignette accounted for 30% of our revenue.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PERFICIENT, INC.
                                   (Registrant)


                                   /s/ John T. McDonald
                                   -------------------------------------------
                                   John T. McDonald
                                   Chief Executive Officer

                                   April 27, 2001
                                   -------------------------------------------
                                   Date

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                            TITLE                DATE
       ----------------------------------- -----------------------   --------------
                                           Chief Executive           April 27, 2001
                                           Officer and Chairman of
                                           the Board
       /s/ John T. McDonald                (Principal Executive
       ----------------------------------- Officer)
                John T. McDonald

                                           President, Chief          April 27, 2001
                                           Operating
       /s/ Sam J. Fatigato                 Officer and Director
       -----------------------------------
                 Sam J. Fatigato

                                           Vice President and Chief  April 27, 2001
       /s/ John Hinners                    Financial Officer
       -----------------------------------
                  John Hinners

       /s/ Steven G. Papermaster           Director                  April 27, 2001
       -----------------------------------
              Steven G. Papermaster

       /s/ David S. Lundeen                Director                  April 27, 2001
       -----------------------------------
                David S. Lundeen

       /s/ Dr. W. Frank King               Director                  April 27, 2001
       -----------------------------------
                Dr. W. Frank King

       /s/ Philip J. Rosenbaum             Director                  April 27, 2001
       -----------------------------------
              Philip J. Rosenbaum
