Form 10QSB
period 2001-03-31
PERFICIENT INC
filed 2001-05-14
CIK 1085869

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

        [x] Quarterly report under section 13 or 15(d) of the Securities Exchange act of 1934 for the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1) Yes [X]  No [ ]
(2) Yes [X]  No [ ]

     The number of shares of the Issuer's Common Stock outstanding as of March 31, 2001 was 6,252,233.

                                PERFICIENT, INC.

                                      INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                                        Page No.
Part I. Consolidated Financial Information

Item 1. Consolidated Balance Sheets as of December 31, 2000
        and March 31, 2001 (unaudited)                                     3

        Consolidated Statements of Operations for the three months
        ended March 31, 2000 and 2001 (unaudited)                          4

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 2000 and 2001 (unaudited)                          5

        Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             10

        Risk Factors                                                      15

Part II. Other Information

Item 1. Legal Proceedings                                                 22

Item 2. Changes in Securities and Use of Proceeds                         22

Item 4. Submission of Matters to a Vote of Security Holders               22

Item 6. Exhibits and Reports on Form 8-K                                  22

Signature                                                                 23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                PERFICIENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,      MARCH 31,
                                                      2000            2001
                                                  ------------    ------------
                                                                   (unaudited)
ASSETS
  Current assets:
    Cash                                          $    842,481    $    802,468
    Accounts receivable, net                         7,038,794       6,344,182
    Income tax receivable                               10,916              --
    Other current assets                                42,400          18,296
                                                  ------------    ------------
  Total current assets                               7,934,591       7,164,946
  Property and equipment, net                          804,406         810,952
  Goodwill, net                                     45,558,173      40,864,275
  Other noncurrent assets                              317,772         339,968
                                                  ------------    ------------
Total assets                                      $ 54,614,942    $ 49,180,141
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES

Current liabilities:
    Accounts payable                              $    358,779    $    144,009
    Note payable to related party                      224,969         162,215
    Line of credit                                   1,500,000       2,400,000
    Current portion of note payable                      3,338           3,173
    Current portion of capital lease obligation         81,415          73,244
    Other current liabilities                        2,392,568       1,378,857
                                                  ------------    ------------
  Total current liabilities                          4,561,069       4,161,498
  Note payable, less current portion                     7,232           6,082
  Capital lease obligation, less current portion        72,694          24,783
  Deferred income tax                                       --         192,514
                                                  ------------    ------------
  Total liabilities                                  4,640,995       4,384,877
  Stockholders' equity:
    Common stock                                         6,252           6,252
    Additional paid-in capital                      65,049,514      65,038,719
    Unearned stock compensation                        (76,000)        (35,000)
    Accumulated other comprehensive loss                (1,665)        (62,530)
    Retained deficit                               (15,004,154)    (20,152,177)
                                                  ------------    ------------
  Total stockholders' equity                        49,973,947      44,795,264
                                                  ------------    ------------
Total liabilities and stockholders' equity        $ 54,614,942    $ 49,180,141
                                                  ============    ============


SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                PERFICIENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ----------------------------
                                                      2000              2001
                                                   -----------      -----------
                                                           (unaudited)
Consulting revenues                                $ 1,820,689      $ 6,401,276
Cost of consulting revenues                            937,829        3,546,236
                                                   -----------      -----------
Gross margin                                           882,860        2,855,040

Selling, general and administrative                  1,358,440        2,637,359
Stock compensation                                      19,000           30,205
Intangibles amortization                               194,362        4,880,522
Restructuring                                               --          288,860
Postponed offering costs                                    --          123,354
                                                   -----------      -----------
Loss from operations                                  (688,942)      (5,105,260)

Interest income (expense), net                         110,093          (42,763)
                                                   -----------      -----------
Loss before income taxes                              (578,849)      (5,148,023)

Provision for income taxes                                  --               --
                                                   -----------      -----------
Net loss                                           $  (578,849)     $(5,148,023)
                                                   ===========      ===========
Basic and diluted net loss per share               $     (0.15)     $     (0.99)
                                                   ===========      ===========


SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                PERFICIENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                           --------------------------
                                                              2000            2001
                                                           -----------    -----------
                                                                  (unaudited)
OPERATING ACTIVITIES

Net loss                                                   $  (578,849)   $(5,148,023)
Adjustments to reconcile net loss
     to cash used in operations:
     Depreciation                                               20,554        119,172
     Intangibles amortization                                  194,362      4,880,522
     Non-cash stock compensation                                19,000         30,205
     Loss from disposal of fixed assets                            502             --
     Changes in operating assets and liabilities (net of
        the effect of acquisitions)
        Accounts receivable                                   (882,385)       652,465
        Other assets                                          (266,872)        10,881
        Accounts payable                                       126,991       (213,651)
        Accrued liabilities                                    372,675       (972,775)
                                                           -----------    -----------
Net cash used in operating activities                         (994,022)      (641,204)

INVESTING ACTIVITIES
     Purchase of property and equipment                       (213,786)      (130,331)
     Purchase of businesses, net of cash acquired             (385,000)       (85,257)
     Proceeds from disposal of fixed assets                      4,977             --
                                                           -----------    -----------
Net cash used in investing activities                         (593,809)      (215,588)

FINANCING ACTIVITIES
     Payments on capital lease obligation                           --        (55,802)
     Proceeds from short-term borrowings                        43,531      2,650,000
     Payments on short-term borrowings                         (39,854)    (1,750,819)
     Proceeds from stock issuances, net                      5,380,348             --
                                                           -----------    -----------
Net cash provided by financing activities                    5,384,025        843,379
                                                           -----------    -----------
Effect of exchange rate on cash and cash equivalents                --        (26,600)
Increase (decrease) in cash and cash equivalents             3,796,194        (40,013)
Cash and cash equivalents at beginning of period             5,818,918        842,481
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $ 9,615,112    $   802,468
                                                           ===========    ===========

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                                PERFICIENT, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements of Perficient, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 may not be indicative of the results for the full fiscal year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the Company's financial statements filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   SEGMENT INFORMATION

     The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented.

4.   NET EARNINGS (LOSS) PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to stock options, warrants, and contingently issuable common shares using the treasury method, unless such additional equivalent shares are anti-dilutive.

     The computations of net loss per share are as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         2000          2001
                                                     -----------    -----------
Net loss                                             $  (578,849)   $(5,148,023)

Weighted-average shares of common stock outstanding    3,931,714      6,252,233
Less common stock subject to contingency                (129,709)    (1,055,696)
                                                     -----------    -----------
Shares used in computing basic net loss per share      3,802,005      5,196,537
                                                     ===========    ===========

                                                     -----------    -----------
Basic and diluted net loss per share                 $     (0.15)   $     (0.99)
                                                     ===========    ===========

     Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants and the issuance of contingently issuable shares issued in business combinations, are antidilutive due to the Company's net loss for all periods presented. Diluted net loss per share excludes common stock equivalents of 569,236 and 1,607,895 for 2000 and 2001, respectively.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has tentatively decided to adopt a non-amortization, impairment-only approach for purchased goodwill. The FASB is expected to complete its deliberations and issue a final statement by June 30, 2001. The new statement is expected to provide a revised method for measuring goodwill impairment and eliminate the amortization of goodwill. Based on management's review of the FASB's preliminary deliberations, the final issuance of this statement is expected to have a material impact on the Company's results of operations and financial position, and may result in an impairment charge depending on the final rules regarding the measurement of goodwill impairment.

6.   BALANCE SHEET COMPONENTS

                                                   DECEMBER 31,      MARCH 31,
                                                      2000             2001
                                                   -----------      -----------
                                                                    (unaudited)
Accounts receivable:
Accounts receivable                                $ 5,936,186      $ 5,026,665
Unbilled revenue                                     1,665,965        1,954,405
Allowance for doubtful accounts                       (563,357)        (636,888)
                                                   -----------      -----------
                                                   $ 7,038,794      $ 6,344,182
                                                   ===========      ===========
Other current liabilities:
Accrued bonus                                      $   723,072      $   325,094
Accrued vacation                                       336,602          160,783
Other payroll liabilities                              326,022           81,094
Foreign sales and use taxes                             64,961           51,900
Other accrued expenses                                 730,505          496,808
Accrued medical claims                                      --           51,772
Accrued broker fee - Compete acquisition               211,406          211,406
                                                   -----------      -----------
                                                   $ 2,392,568      $ 1,378,857
                                                   ===========      ===========

7.   COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2000            2001
                                                     ---------      -----------
Net loss                                             $(578,849)     $(5,148,023)
Foreign currency translation adjustments
                                                            --          (60,865)
                                                     ---------      -----------
Total comprehensive net loss                         $(578,849)     $(5,208,888)
                                                     =========      ===========

8.   BUSINESS COMBINATIONS

     On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition.

9.   RESTRUCTURING

     During the first quarter of 2001, the Company initiated certain cost reduction initiatives and work force reductions resulting in a charge of approximately $289,000 during this period consisting mostly of severance costs to former employees. As part of this restructuring, the Company reduced its workforce by 27 technology professionals and 10 administrative personnel, or a total of 37 employees. Accrued restructuring costs as of March 31, 2001 totaled approximately $63,000.

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

     We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned "Risk Factors" as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the "Risk Factors" section could seriously harm our business.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this filing. Please see the "Special Cautionary Note Regarding Forward Looking Statements" elsewhere in this Report on Form 10-QSB.

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

     We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999 and 2000, we have established partner relationships with several additional Internet software companies. In October 2000 we entered into a new services agreement with IBM under which we provide deployment, integration and training services to IBM's WebSphere(TM) customers. The agreement provides for us to render services over a three-year period from October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Revenues from IBM, Vignette and Plumtree Software were approximately 37%, 3% and 15% of total revenues, respectively, for the three months ended March 31, 2001. Accordingly, any deterioration in our relationship with IBM, Vignette or Plumtree could have a material adverse affect on our consulting revenue. Generally, our partner agreements may be terminated at any time by our partners or by us. Our agreement with IBM, however, provides generally that we receive four month's notice of any termination. These agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors. Under our agreement with Vignette, we are restricted, for as long as the agreement is in place, from performing services for their competitors.

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

     Our revenues and operating results are subject to substantial variations based on our partners' sales and expenditures and the frequency with which we are chosen to perform services for their end-user customers. Revenues from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline substantially.

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

     On May 1, 2000, we acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. The acquisition was accounted for as a purchase business combination. Accordingly, the acquired net assets were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of Compete have been included with ours for the periods subsequent to the acquisition date.

     During the first quarter of 2001, we implemented certain cost reduction initiatives resulting in a charge of approximately $289,000 during this period related to severance costs associated with workforce reductions. As part of this restructuring, we reduced our workforce by a total of 37 employees, of which 27 were technology professionals and 10 were involved in selling, general administration and marketing. As of March 31, 2001, $63,000 of restructuring costs are included in other current liabilities. We also expensed $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     CONSULTING REVENUES. Revenues increased from $1,821,000 for the three months ended March 31, 2000 to $6,401,000 for the three months ended March 31, 2001. The increase in revenues reflected the increase in the number of partners, projects performed and in the number of technology professionals performing services. The acquisition of Compete on May 1, 2000 also contributed substantially to the increase in revenues for the three months ended March 31, 2001. On a pro forma basis, including the results of the acquisition of Compete, revenues increased from $4,044,000 for the three months ended March 31, 2000 to $6,401,000 for the three months ended March 31, 2001. During the three month period ended March 31, 2001, 37% of our revenues was derived from IBM.

     COST OF CONSULTING REVENUES. Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $938,000 for the three months ended March 31, 2000 to $3,546,000 for the three months ended March 31, 2001. The increase in cost of consulting revenue is directly attributable to the increase in the number of technology professionals who have agreed to perform services for the Company. On a pro forma basis, including the results of the acquisition of Compete, cost of consulting revenue increased from $2,014,000 for the three months ended March 31, 2000 to $3,546,000 for the three months ended March 31, 2001. The number of consultants who had agreed to perform services for the Company increased from 65 at March 31, 2000 to over 145 at March 31, 2001.

     GROSS MARGIN. Gross margin increased from $883,000 for the three months ended March 31, 2000 to $2,855,000 for the three months ended March 31, 2001. Gross margin as a percentage of consulting revenues was 48% for the three months ended March 31, 2000 and 45% for the three months ended March 31, 2001. The decrease in gross margin as a percentage of consulting revenues is primarily due to the lower effective utilization rates during the period caused by the reduced demand for our services during the three months ended March 31, 2001 as a result of the reduced activity generally in the Internet software industry.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of marketing activities to solicit partners, salaries and benefits and non-reimbursable travel costs and expenses. Selling, general and administrative expenses increased from $1,358,000 for the three months ended March 31, 2000 to $2,637,000 for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of consulting revenues was 75% for the three months ended March 31, 2000 and 41% for the three months ended March 31, 2001. The increase in selling, general and administrative expenses was related to our increased overhead, including recruiting, administrative activities and marketing to support the development of existing or new partnerships and the resulting growth in our workforce.

     STOCK COMPENSATION. Stock compensation expense consists of non-cash compensation arising from certain option grants to employees in 1999 and of option grants made to outside consultants during 2001. We expect to amortize approximately $11,700 a quarter through December 2001 related to the 1999 options grants. The stock compensation expense associated with existing or new 2001 option grants to consultants is expected to fluctuate with our stock price as these options will be revalued on quarterly basis through the end of the related performance period. Stock compensation expense is also expected to increase by approximately $410,000 over the remainder of the year 2001 as a result of certain employee option grants made during April 2001.

     INTANGIBLES AMORTIZATION. Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000. We are amortizing the goodwill associated with these acquisitions over a three-year period.

     INTEREST INCOME (EXPENSE). Interest income for the three months ended March 31, 2000 was $110,000 compared to interest income of $9,000 for the three months ended March 31, 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was $52,000 during the three months ended March 31, 2001. The increase in interest expense is due to our borrowings on our line of credit facility during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $6,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2001, bear interest at the bank's prime rate plus 0.85%. As of March 31, 2001, there was $2,400,000 borrowed under this loan agreement. Prior to that, we had an agreement with the same bank, which allowed us to borrow up to $1,000,000 against our qualifying accounts receivables. In connection with this bank agreement, we issued warrants to the Bank to acquire up to 3,750 shares of our common stock at $8 per share.

     In connection with the acquisition of Core Objective, Inc. in November 2000, we issued a $162,000 promissory note payable in May 2001. Additionally, we assumed $63,000 of notes payable to shareholders, which were paid in February 2001.

     Cash used in operations for the three months ended March 31, 2001 was $641,000. As of March 31, 2001, we had $802,000 in cash and working capital of $3,003,000.

     We expect to fund our operations during 2001 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

We have achieved a significant portion of our growth during the last year through the completion of acquisitions of other companies. As the markets have changed and our stock price has declined, we may find it more difficult to identify and complete acquisitions in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has tentatively decided to adopt a non-amortization, impairment-only approach for purchased goodwill. The FASB is expected to complete its deliberations and issue a final statement by June 30, 2001. The new statement is expected to provide a revised method for measuring goodwill impairment and eliminate the amortization of goodwill. Based on management's review of the FASB's preliminary deliberations, the final issuance of this statement is expected to have a material impact on our results of operations and financial position, and may result in an impairment charge depending on the final rules regarding the measurement of goodwill impairment.

              SUMMARY UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                 (INCLUDING THE EFFECT OF MATERIAL ACQUISITIONS)

     The following unaudited pro forma statements of operations (including the effect of material acquisitions) give effect to the acquisition of Compete, Inc. as if this transaction had been consummated as of January 1, 2000. The unaudited pro forma statements of operations exclude the impact of goodwill amortization, stock compensation, depreciation, acquisition related and other one time charges. One time charges during the first quarter of 2001 include the restructuring charge for severance associated with cost reduction initiatives taken, and the expenses of a postponed offering of our common stock. The unaudited pro forma statements of operations do not purport to be indicative of the results of operations that would have been obtained had the acquisition of Compete been completed as of the assumed date and for the periods presented or of future results. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited interim consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-QSB. These pro forma statements of operations are presented because management believes pro forma net income is a widely accepted indicator of a company's operating performance. Pro forma net income measures presented may not be comparable to similarly titled measures presented by other companies. Pro forma net income is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Cash used in operations, excluding pro forma adjustments and prepared in accordance with generally accepted accounting principles, was approximately $994,000 and $641,000 during the three months ended March 31, 2000 and 2001, respectively.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2000            2001
                                                     -----------    -----------
                                                            (unaudited)
CONSULTING REVENUES                                  $ 4,043,752    $ 6,401,276
COST OF CONSULTING REVENUES                            2,013,673      3,546,236
                                                     -----------    -----------
GROSS MARGIN                                           2,030,079      2,855,040

Selling, general and administrative                    2,049,693      2,518,187
                                                     -----------    -----------
Total pro forma operating income (loss) (A)              (19,614)       336,853
Interest income (expense), net                            96,694        (42,763)
                                                     -----------    -----------
Pretax pro forma net income (A)                           77,080        294,090

Pro forma provision for income taxes (B)                  28,520        108,813
                                                     -----------    -----------
Pro forma net income (A)                             $    48,560    $   185,277
                                                     ===========    ===========
Pro forma net income per share (A):
  Basic                                              $      0.01    $      0.04
                                                     ===========    ===========
  Diluted                                            $      0.01    $      0.03
                                                     ===========    ===========
Shares used in computing basic pro forma net
  income per share                                     3,802,005      5,196,537
                                                     ===========    ===========
Shares used in computing diluted pro forma net
  income per share                                     6,932,225      6,804,432
                                                     ===========    ===========

(A) Pro forma operating income (loss), pretax pro forma net income, pro forma net income and pro forma net income per share exclude the impact of goodwill amortization, depreciation, stock compensation, acquisition related and other one time charges. One-time charges during the first quarter of 2001 include the restructuring charge of $288,860 for severance associated with cost reduction initiatives taken, and the expenses of a postponed stock offering totaling $123,354. Depreciation expense was $119,172 during 2001.

(B) Pro forma net income and pro forma net income per share include a tax provision at an assumed effective rate of 37%.

                                  RISK FACTORS

     An investment in our common stock involves a high degree of risk. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also significantly impair our business.

RISKS SPECIFIC TO OUR BUSINESS

WE HAVE INCURRED LOSSES DURING MOST OF THE QUARTERS DURING WHICH WE HAVE BEEN IN BUSINESS AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

     We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $20,152,000 as of March 31, 2001. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. We will be required to amortize in excess of $4,800,000 in goodwill per quarter over the next three years. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock will likely fall.

     In addition to the recent cost reduction initiatives taken during the three months ended March 31, 2001, we will also need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Although our revenues have grown in recent quarters, you should not view our historical growth rates as indicative of our future revenues.

WE HAVE A LIMITED NUMBER OF PARTNERS. THE LOSS OF SALES TO IBM, VIGNETTE OR PLUMTREE WOULD MATERIALLY HARM OUR BUSINESS.

     We have arrangements with a limited number of partners. IBM, Vignette and Plumtree accounted for 37%, 3% and 15%, respectively, of our revenue during the three months ended March 31, 2001. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM, Vignette or Plumtree would have a material adverse effect on our business, operating results and financial condition. Each partner retains our services only on a case-by-case basis and may choose at any time to use any other firm or to provide themselves the services that we perform for them. Therefore, any downturn in the business of one or more of our partners or any shift in their decisions to continue to use our services could also substantially reduce our revenues.

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

OUR QUARTERLY OPERATING RESULTS WILL BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict our future performance.

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

     These risks are further amplified because we are operating in the new and rapidly evolving Internet services market. These risks and uncertainties include the following:

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

OUR OPERATIONS IN EUROPE EXPOSE US TO CERTAIN RISKS RELATED TO INTERNATIONAL OPERATIONS.

     In 1999, we opened an office in London. During the year ended December 31, 2000, on a pro forma basis, our revenues relating to our London operations have accounted for 7% of our revenues and during the three months ended March 31, 2001 accounted for 5% of our revenues. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

WE FACE RISKS ASSOCIATED WITH FINDING AND INTEGRATING ACQUISITIONS.

     We have made three acquisitions during 2000 and we may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected from increased goodwill amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management's attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock could be reduced.

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

     o    Systems integrators,  such as Cambridge  Technology  Partners,  Cysive
          Inc.,  Proxicom,   Inc.,  Sapient  Corporation,   Scient  Corporation,
          CBridge, Viant Corporation;

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

     Not applicable.

(b)  Reports on Form 8-K.

     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PERFICIENT, INC.

Dated: May 10, 2001                 /s/ John T. McDonald
                                    --------------------------------------------
                                    John T. McDonald, Chief Executive
                                    Officer (Principal Executive Officer)

Dated: May 10, 2001                 /s/ John A. Hinners
                                    --------------------------------------------
                                    John A. Hinners, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)