Form 10QSB
period 2001-06-30
PERFICIENT INC
filed 2001-08-10
CIK 1085869

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 001-15169

Perficient, Inc.
(exact name of small business issuer as specified in its charter)

Delaware	74-2853258
(state or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

7600B North Capital of Texas Highway, Suite 340
Austin, TX	78731
(address of principal executive offices)	(zip code)

(512) 531-6000
(Issuer’s telephone number, including area code)

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

(1)         Yes  ☒   No  ☐

(2)         Yes  ☒   No  ☐

             The number of shares of the Issuer’s Common Stock outstanding as of June 30, 2001 was 6,261,233.

PERFICIENT, INC.

INDEX

FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

PART I.  CONSOLIDATED FINANCIAL INFORMATION
Item 1.  Financial Statements

Perficient, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2000	2001

		(unaudited)
Assets
Current assets:
Cash	$842,481	$831,936
Accounts receivable, net	7,038,794	5,181,655
Income tax receivable	10,916	-
Other current assets	42,400	49,422

Total current assets	7,934,591	6,063,013
Property and equipment, net	804,406	700,986
Goodwill, net	45,558,173	36,048,839
Other noncurrent assets	317,772	277,231

Total assets	$54,614,942	$43,090,069

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$358,779	$198,045
Note payable to related party	224,969	-
Line of credit	1,500,000	1,200,000
Current portion of note payable	3,338	3,506
Current portion of capital lease obligation	81,415	66,202
Other current liabilities	2,392,568	1,788,419

Total current liabilities	4,561,069	3,256,172
Note payable, less current portion	7,232	5,506
Capital lease obligation, less current portion	72,694	14,473
Deferred income tax	-	192,514

Total liabilities	4,640,995	3,468,665
Stockholders' equity:
Common stock	6,252	6,261
Additional paid-in capital	65,049,514	65,384,441
Unearned stock compensation	(76,000)	(23,333)
Accumulated other comprehensive loss	(1,665)	(50,187)
Retained deficit	(15,004,154)	(25,695,778)

Total stockholders' equity	49,973,947	39,621,404

Total liabilities and stockholders' equity	$54,614,942	$43,090,069

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(unaudited)		(unaudited)

Consulting revenues	$4,677,303	$5,359,470	$6,497,992	$11,760,746
Cost of consulting revenues	2,342,094	3,161,515	3,279,923	6,707,751

Gross margin	2,335,209	2,197,955	3,218,069	5,052,995

Selling, general and administrative	2,899,703	2,433,087	4,258,401	5,070,446
Stock compensation	19,000	208,048	38,000	238,253
Intangibles amortization	3,215,361	4,912,277	3,409,723	9,792,799
Restructuring	-	142,936	-	431,796
Postponed offering costs	-	-	-	123,354

Loss from operations	(3,798,855)	(5,498,393)	(4,488,055)	(10,603,653)

Interest income (expense), net	50,078	(37,469)	160,429	(80,232)

Loss before income taxes	(3,748,777)	(5,535,862)	(4,327,626)	(10,683,885)

Provision for income taxes	-	7,739	-	7,739

Net loss	$(3,748,777)	$(5,543,601)	$(4,327,626)	$(10,691,624)

Basic and diluted net loss per share	$(0.81)	$(0.94)	$(1.03)	$(1.93)

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2000	2001

	(unaudited)
Operating Activities
Net loss	$(4,327,626)	$(10,691,624)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation	89,772	260,054
Intangibles amortization	3,409,723	9,792,799
Non-cash stock compensation	38,000	238,253
Other non-cash expense	-	39,000
Non-cash interest expense	35,416	-
Loss from disposal of fixed assets	502	-
Changes in operating assets and liabilities (net of the effect of acquisitions)
Accounts receivable	(2,925,936)	1,765,557
Other assets	(157,591)	42,514
Accounts payable	136,443	(158,470)
Accrued liabilities	1,098,902	(454,301)

Net cash provided by (used in) operating activities	(2,602,395)	833,782

Investing activities
Purchase of property and equipment	(345,568)	(158,665)
Purchase of businesses, net of cash acquired	(4,772,391)	(278,480)
Proceeds from disposal of fixed assets	4,977	-

Net cash used in investing activities	(5,112,982)	(437,145)

Financing activities
Payments on capital lease obligation	-	(73,124)
Proceeds from short-term borrowings	43,531	3,550,000
Payments on short-term borrowings	(633,385)	(3,851,630)
Proceeds from stock issuances, net	5,391,226	350

Net cash provided by (used in) financing activities	4,801,372	(374,404)

Effect of exchange rate on cash and cash equivalents	2,898	(32,778)
Change in cash and cash equivalents	(2,911,107)	(10,545)
Cash and cash equivalents at beginning of period	5,818,918	842,481

Cash and cash equivalents at end of period	$2,907,811	$831,936

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Basis of Presentation

             The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2001 may not be indicative of the results for the full fiscal year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.          Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.          Segment Information

             The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Statement No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented.

4.          Net Earnings (Loss) Per Share

             The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to stock options, warrants, and contingently issuable common shares using the treasury method, unless such additional equivalent shares are anti-dilutive.

             The computations of net loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net loss	$(3,748,777)	$(5,543,601)	$(4,327,626)	$(10,691,624)

Weighted-average shares of common stock outstanding	5,401,708	6,258,233	4,665,711	6,255,233
Less common stock subject to contingency	(797,664)	(387,741)	(463,687)	(721,718)

Shares used in computing basic net loss per share	4,604,044	5,870,492	4,202,024	5,533,515

Basic and diluted net loss per share	$(0.81)	$(0.94)	$(1.03)	$(1.93)

             Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants and the issuance of contingently issuable shares issued in business combinations, are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended June 30 excludes common stock equivalents of 1,087,661 and 481,051 for 2000 and 2001, respectively, and for the six months ended June 30 excludes common stock equivalents of 1,194,104 and 675,258 for 2000 and 2001, respectively.

5.          Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

             The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the amortization provisions of the Statement is expected to result in an approximate increase in net income of $20,000,000 ($3.19 per common share) per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  Upon adoption of this Statement, management expects to record, as a cumulative effect of a change in accounting principle, an impairment loss ranging from $15 million to $20 million depending on the Company’ market capitalization at the time of the impairment review.  The estimated impairment charge is preliminary and is based on currently available information and certain assumptions management believes are reasonable.  The actual impairment charge the Company will recognize may differ significantly from the estimated amount once the Company’s impairment analysis is complete.  The Company’s current policy for measuring goodwill impairment is an undiscounted cash flow basis, and that method does not result in an indicated impairment.

6.          Balance Sheet Components

	December 31,	June 30,
	2000	2001

		(unaudited)
Accounts receivable:
Accounts receivable	$5,936,186	$4,938,460
Unbilled revenue	1,665,965	972,397
Allowance for doubtful accounts	(563,357)	(729,202)

	$7,038,794	$5,181,655

Other current liabilities:
Accrued bonus	$723,072	$514,241
Accrued vacation	336,602	200,558
Other payroll liabilities	326,022	29,876
Sales and use taxes	64,961	39,157
Other accrued expenses	730,505	629,066
Accrued medical claims	-	111,553
Deferred revenue	-	263,967
Accrued broker fee - Compete acquisition	211,406	-

	$2,392,568	$1,788,419

7.          Comprehensive Loss

             The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net loss	$(3,748,777)	$(5,543,601)	$(4,327,626)	$(10,691,624)
Foreign currency translation adjustments	(3,005)	12,343	(3,005)	(48,522)

Total comprehensive net loss	$(3,751,782)	$(5,531,258)	$(4,330,631)	$(10,740,146)

8.          Business Combinations

             On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. (“Compete”). The acquisition was accounted for as a purchase business combination.  Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition.

9.          Restructuring

             During the first and second quarters of 2001, the Company has implemented certain cost reduction initiatives and work force reductions resulting in a charge of approximately $289,000 and $143,000, respectively during these periods consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the work force reductions.  As part of this restructuring, the Company reduced its workforce by 43 technology professionals and 12 administrative personnel, or a total of 55 employees. Accrued restructuring costs as of June 30, 2001 totaled approximately $104,000.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

             This filing contains many forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our financial condition or state other “forward-looking” information.

             We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned “Risk Factors” as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the “Risk Factors” section could seriously harm our business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB. In addition to historical information, this management’s discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this filing. Please see the “Special Cautionary Note Regarding Forward Looking Statements” elsewhere in this Report on Form 10-QSB.

             We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, software company partners and their end-user customers.

             We established our first partner relationship with Vignette Corporation, an Internet relationship management software company, in February 1998. During 1999 and 2000, we have established partner relationships with several additional Internet software companies. In October 2000 we entered into a new services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period from October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Revenues from IBM, Vignette and Plumtree Software were approximately 41%, 1% and 9% of total revenues, respectively, for the three months ended June 30, 2001. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. In accordance with our previously announced plans to drive more direct revenue, we expect our revenue from Plumtree to decline in the third quarter of 2001 and to be insignificant beyond the third quarter of 2001. Generally, our partner agreements may be terminated at any time by our partners or by us. Our agreement with IBM, however, provides generally that we receive four month’s notice of any termination. These agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors.

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

             Our revenues and operating results are subject to substantial variations based on our partners’ sales and our end-user customers’ expenditures and the frequency with which we are chosen to perform services for their end-user customers. Revenues from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenues could decline substantially.

             Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals’ time billed to customers, divided by the total available hours in a period. If a project ends earlier than scheduled, or, as has been the case, we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

             On May 1, 2000, we acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with ours for the periods subsequent to the acquisition date.

             During the first and second quarters of 2001, we implemented certain cost reduction initiatives resulting in charges of approximately $289,000 and $143,000, respectively, during these periods related to severance costs associated with workforce reductions and the remaining commitment under an office space lease the Company no longer utilizes as a result of the work force reductions. As part of this restructuring, we reduced our workforce by a total of 55 employees, of which 43 were technology professionals and 12 were involved in selling, general administration and marketing. As of June 30, 2001, $104,000 of restructuring costs is included in other current liabilities. We also expensed during the first quarter of 2001 $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed.

Results Of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

             Consulting Revenues.  Revenues increased from $4,677,000 for the three months ended June 30, 2000 to $5,359,000 for the three months ended June 30, 2001.  The increase in revenues reflected the increase in the number of projects performed and in the number of technology professionals performing services.  The acquisition of Compete on May 1, 2000 also contributed to the increase in revenues for the three months ended June 30, 2001. On a pro forma basis, including the results of the acquisition of Compete, revenues decreased from $5,601,000 for the three months ended June 30, 2000 to $5,359,000 for the three months ended June 30, 2001. During the three month period ended June 30, 2001, 41% of our revenues was derived from IBM.

             Cost of Consulting Revenues.  Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $2,342,000 for the three months ended June 30, 2000 to $3,162,000 for the three months ended June 30, 2001.  The increase in cost of consulting revenue is partly attributable to the increase in the number of technology professionals who performed services for the Company over the related periods and variances in the consultant bonus plan during 2001 and 2000.  On a pro forma basis, including the results of the acquisition of Compete, cost of consulting revenue increased from $2,757,000 for the three months ended June 30, 2000 to $3,162,000 for the three months ended June 30, 2001. The number of consultants who have agreed to perform services for the Company decreased from 160 at June 30, 2000 to 122 at June 30, 2001.

             Gross Margin.  Gross margin decreased from $2,335,000 for the three months ended June 30, 2000 to $2,198,000 for the three months ended June 30, 2001.  Gross margin as a percentage of consulting revenues was 50% for the three months ended June 30, 2000 and 41% for the three months ended June 30, 2001.  The decrease in gross margin as a percentage of consulting revenues is primarily due to the lower effective utilization rates during the period caused by the reduced demand for our services during the three months ended June 30, 2001 as a result of the reduced activity generally in the Internet software industry. The future direction for gross margin is uncertain due to many factors including the length of the downturn in the Internet software industry and our ability to successfully manage the utilization rates of our consultants.

             Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and benefits for sales, executive and administrative employees, training, marketing activities and non-reimbursable travel costs and expenses.  Selling, general and administrative expenses decreased from $2,900,000 for the three months ended June 30, 2000 to $2,433,000 for the three months ended June 30, 2001.  Selling, general and administrative expenses as a percentage of consulting revenues were 62% for the three months ended June 30, 2000 and 45% for the three months ended June 30, 2001.  The decrease in selling, general and administrative expenses was related to work force reductions and a decrease in travel and related expenses, and other cost reduction initiatives implemented during 2001.

             Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant and option grants made to outside consultants during 2001. We expect to have amortized in excess of $500,000 of stock compensation at December 31, 2001.  Stock compensation expense increased from $19,000 during 2000 to $208,048 during 2001 as a result of certain option grants to employees at below fair market value and the granting of options to certain non-employee consultants.  Total stock compensation expense is expected to fluctuate with our stock price, as the options granted to non-employees will be revalued on a quarterly basis through the end of the related performance period.

             Intangibles amortization.  Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000.  We are amortizing the goodwill associated with these acquisitions over a three-year period.

             Interest Income (Expense).  Interest income for the three months ended June 30, 2000 was $90,000 compared to interest income of $7,000 for the three months ended June 30, 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was approximately $40,000 during the three months ended June 30, 2000 compared to $44,000 in 2001.  The increase in interest expense is due to an increase in total borrowings outstanding during 2001 compared to 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2001

             Consulting Revenues.  Revenues increased from $6,498,000 for the six months ended June 30, 2000 to $11,761,000 for the six months ended June 30, 2001.  The increase in revenues reflected the increase in the number of projects performed and in the number of technology professionals performing services.  The acquisition of Compete on May 1, 2000 also contributed to the increase in revenues for the six months ended June 30, 2001. On a pro forma basis, including the results of the acquisition of Compete, revenues increased from $9,645,000 for the six months ended June 30, 2000 to $11,761,000 for the six months ended June 30, 2001. During the six month period ended June 30, 2001, 38% of our revenues was derived from IBM and 12% was derived from Plumtree.

             Cost of Consulting Revenues.  Cost of revenues, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $3,280,000 for the six months ended June 30, 2000 to $6,708,000 for the six months ended June 30, 2001.  The increase in cost of consulting revenue is partly attributable to the increase in the number of technology professionals who performed services for the Company over the related periods and modifications to the consultant bonus plan during 2001 and 2000.  On a pro forma basis, including the results of the acquisition of Compete, cost of consulting revenue increased from $4,770,000 for the six months ended June 30, 2000 to $6,708,000 for the six months ended June 30, 2001. The number of consultants who have agreed to perform services for the Company decreased from 160 at June 30, 2000 to 122 at June 30, 2001.

             Gross Margin.  Gross margin increased from $3,218,000 for the six months ended June 30, 2000 to $5,053,000 for the six months ended June 30, 2001.  Gross margin as a percentage of consulting revenues was 50% for the six months ended June 30, 2000 and 43% for the six months ended June 30, 2001.  The decrease in gross margin as a percentage of consulting revenues is primarily due to the lower effective utilization rates during the period caused by the reduced demand for our services during the six months ended June 30, 2001 as a result of the reduced activity generally in the Internet software industry. The future direction for gross margin is uncertain due to many factors including the length of the downturn in the Internet software industry and our ability to successfully manage the utilization rates of our consultants.

             Selling, general and administrative.  Selling, general and administrative expenses consist primarily of salaries and benefits for sales, executive and administrative employees, training, marketing activities and non-reimbursable travel costs and expenses.  Selling, general and administrative expenses increased from $4,258,000 for the six months ended June 30, 2000 to $5,070,000 for the six months ended June 30, 2001.  Selling, general and administrative expenses as a percentage of consulting revenues were 66% for the six months ended June 30, 2000 and 43% for the six months ended June 30, 2001.  The increase in selling, general and administrative expenses is the result of the acquisition of Compete in May 2000 offset by current period work force reductions, a decrease in travel and related expenses, and other cost reduction initiatives implemented.  On a pro forma basis, selling, general and administrative expenses were $5,170,000 during 2000 compared to $5,070,000 during 2001.

             Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant and option grants made to outside consultants during 2001. We expect to have amortized in excess of $500,000 of stock compensation at December 31, 2001.  Stock compensation expense increased from $38,000 during 2000 to $238,253 in 2001 as a result of certain option grants to employees at below fair market value and the granting of options to certain non-employee consultants.  Total stock compensation expense is expected to fluctuate with our stock price, as the options granted to non-employees will be revalued on a quarterly basis through the end of the related performance period.

             Intangibles amortization.  Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000.  We are amortizing the goodwill associated with these acquisitions over a three-year period.

             Interest Income (Expense).  Interest income for the six months ended June 30, 2000 was $200,000 compared to interest income of $16,000 for the six months ended June 30, 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was approximately $40,000 during the six months ended June 30, 2000 compared to $96,000 during 2001.  The increase in interest expense is due to an increase in total borrowings outstanding during 2001 compared to 2000.

Liquidity And Capital Resources

             We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $6,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires June 29, 2002, bear interest at the bank’s prime rate plus 0.85%. As of June 30, 2001, there was $1,200,000 borrowed under this loan agreement.

             Cash provided by operations for the six months ended June 30, 2001 was $834,000. As of June 30, 2001, we had $832,000 in cash and working capital of $2,807,000.

             We expect to fund our operations during 2001 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

             We have achieved a significant portion of our growth during the last year through the completion of acquisitions of other companies. As the markets have changed and our stock price has declined, we may find it more difficult to identify and complete acquisitions in the future.

Recent Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

             We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the amortization provisions of the Statement is expected to result in an approximate increase in net income of $20,000,000 ($3.19 per common share) per year.  During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  Upon adoption of this Statement, management expects to record, as a cumulative effect of a change in accounting principle, an impairment loss ranging from $15 million to $20 million depending on our market capitalization at the time of the impairment review.  The estimated impairment charge is preliminary and is based on currently available information and certain assumptions management believes are reasonable.  The actual impairment charge we will recognize may differ significantly from the estimated amount once our impairment analysis is complete.  Our current policy for measuring goodwill impairment is an undiscounted cash flow basis, and that method does not result in an indicated impairment.

Summary Unaudited Pro Forma Statements of Operations
(including the effect of material acquisitions)

             The following unaudited pro forma statements of operations (including the effect of material acquisitions) give effect to the acquisition of Compete, Inc. as if this transaction had been consummated as of January 1, 2000. The unaudited pro forma statements of operations exclude the impact of goodwill amortization, stock compensation, depreciation, other non-cash expenses and one time charges. One time charges during the second quarter of 2001 include the restructuring charge for severance and related costs associated with cost reduction initiatives taken. The unaudited pro forma statements of operations do not purport to be indicative of the results of operations that would have been obtained had the acquisition of Compete been completed as of the assumed date and for the periods presented or of future results. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited interim consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-QSB. These pro forma statements of operations are presented because management believes pro forma net income (loss) is a widely accepted indicator of a company’s operating performance. Pro forma net income (loss) measures presented may not be comparable to similarly titled measures presented by other companies. Pro forma net income (loss) is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Cash provided by (used) in operations, excluding pro forma adjustments and prepared in accordance with generally accepted accounting principles, was approximately ($1,608,000) and $1,475,000 during the three months ended June 30, 2000 and 2001, respectively.

	Three Months Ended
	June 30,

	2000	2001

	(unaudited)

Consulting revenues	$5,601,059	$5,359,470
Cost of consulting revenues	2,756,556	3,161,515

Gross margin	2,844,503	2,197,955

Selling, general and administrative	3,120,655	2,253,205

Total pro forma operating loss (A)	(276,152)	(55,250)

Interest income (expense), net	26,620	(37,469)

Pretax pro forma net loss (A)	(249,532)	(92,719)

Pro forma benefit for income taxes (B)	(92,327)	(34,306)

Pro forma net loss (A)	$(157,205)	$(58,413)

Pro forma net loss per share (A):
Basic and diluted	$(0.03)	$(0.01)

Shares used in computing basic pro forma net
loss per share	4,956,055	5,870,492

(A) Pro forma operating loss, pretax pro forma net loss, pro forma net loss and pro forma net loss per share exclude the impact of goodwill amortization, depreciation, stock compensation, other non-cash expenses and one time charges. One-time charges during the second quarter of 2001 include the restructuring charge of $143,000 for severance and related costs associated with cost reduction initiatives taken. Selling, general and administrative expenses for 2001 exclude depreciation expense of $140,882 and other non-cash expenses of $39,000.

(B) Pro forma net loss and pro forma net loss per share include a tax benefit at an assumed effective rate of 37%.

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

             We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $25,696,000 as of June 30, 2001. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. We will be required to amortize in excess of $4,800,000 in goodwill per quarter through the remainder of fiscal 2001.  We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  Upon adoption of this Statement, management expects to record, as a cumulative effect of a change in accounting principle, an impairment loss ranging from $15 million to $20 million depending on our market capitalization at the time of the impairment review.  The estimated impairment charge is preliminary and is based on currently available information and certain assumptions management believes are reasonable.  The actual impairment charge we will recognize may differ significantly from the estimated amount once our impairment analysis is complete.

             In addition to the recent cost reduction initiatives taken during 2001, we will also need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. You should not view our historical growth rates as indicative of our future revenues.

We have a limited number of partners. The loss of sales to IBM would materially harm our business.

             We have arrangements with a limited number of partners. IBM, Vignette and Plumtree accounted for 41%, 1% and 9%, respectively, of our revenue during the three months ended June 30, 2001. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition. In accordance with our previously announced plans to drive more direct revenue, we expect our revenue from Plumtree to decline in the third quarter of 2001 and to be insignificant beyond the third quarter of 2001. Each partner retains our services only on a case-by-case basis and may choose at any time to use any other firm or to provide themselves the services that we perform for them. Therefore, any downturn in the business of one or more of our partners or any shift in their decisions to continue to use our services could also substantially reduce our revenues.

IBM may terminate its agreement with us or reduce substantially its obligations to use our services.

             IBM has the right to reduce by up to one-third the minimum amount of our services contemplated by our agreement over any 60-day period. In addition, IBM may terminate the agreement on four month’s notice. Any termination of our agreement with IBM or a reduction of the services performed pursuant to this agreement would have an adverse effect on our business, operating results and financial condition.

Our partners may not be obligated to use our services.

             Our contracts with some of our partners do not obligate them to use our services. A partner may choose at any time to use another consulting firm or to perform the services we provide through an internal services organization. Termination of a relationship with certain partners, or such partner’s decision to employ other consulting firms or perform services in-house, could materially harm our business.

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

             Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. These quarterly fluctuations have been and will continue to be affected by a number of factors, including:

•	The loss of a significant partner or project;

•	The number and types of projects that we undertake;

•	Our ability to attract, train and retain skilled management and technology professionals;

•	Seasonal variations in spending patterns;

•	Our employee utilization rates, including our ability to transition our technology professionals from one project to another;

•	Changes in our pricing policies;

•	Our ability to manage costs; and

•	Costs related to acquisitions of other businesses.

In addition, many factors affecting our operating results are outside of our control, such as:

•	Demand for Internet software;

•	End-user customer budget cycles;

•	Changes in end-user customers’ desire for our partners’ products and our services;

•	Pricing changes in our industry;

•	Government regulation and legal developments regarding the use of the Internet; and

•	General economic conditions.

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

             In selecting our partners, we seek to identify leading Internet software companies or companies that we believe will develop into leaders in their respective markets. However, our partners compete in new and rapidly changing markets. In certain of these markets, only a few companies will survive. If we align ourselves with companies that fail to become market leaders or whose products become obsolete, our business may suffer because our partners will not have significant demand for our services. We invest substantial resources to train our technology professionals regarding the use and features of our partners’ software, and we will lose this investment if our partners fail.

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

             These risks are further amplified because we are operating in the new and rapidly evolving Internet services market. These risks and uncertainties include the following:

•	our business model and strategy have evolved and are continually being renewed;

•	we may not be able to successfully implement our business model and strategy; and

•	our management has not worked together for very long.

Our gross margins are subject to fluctuations as a result of variances in utilization rates.

             Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of: our professionals’ time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, or, as has been the case, we retain professionals in advance of receiving project assignments; we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

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

             Our success will depend on our ability to increase the number of our partners, end-user customers and our teams of technology professionals. However, we may not grow as planned or at all. Many of our competitors have longer operating histories, more established reputations and potential partner and end-user customer relationships and greater financial, technical and marketing resources than we do. If we continue to grow, our growth will place significant strains on our management, personnel and other resources. For example, it will be difficult to manage technology professionals who will be widely dispersed around the country. Additionally, our success may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time-consuming and could strain our resources. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could materially harm our business.

Our operations in Europe expose us to certain risks related to international operations.

             In 1999, we opened an office in London. During the year ended December 31, 2000, on a pro forma basis, our revenues relating to our London operations have accounted for 7% of our revenues and during the six months ended June 30, 2001 accounted for 5% of our revenues. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with finding and integrating acquisitions.

             We have made three acquisitions during 2000 and we may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company’s personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected from increased goodwill amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management’s attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock could be reduced.

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

             Further, the market for Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our existing and future partners and end-user customers as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

•	the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

•	companies adopting Internet-based business models; and

•	the development of technologies that facilitate two-way communication between companies and targeted audiences.

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

             Rapidly changing technology, evolving industry standards and changing partner needs are common in the Internet professional services market. Accordingly, our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;

•	enhance our current services;

•	develop new services that meet changing partner and end-user customer needs;

•	advertise and market our services; and

•	influence and respond to emerging industry standards and other technological changes.

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

             We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

•	security;

•	cost and ease of Internet access;

•	intellectual property ownership;

•	privacy;

•	taxation; and

•	liability issues.

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

Our current competitors include:

•	In-house information technology and professional services and support departments of software companies;

•	Systems integrators, such as Cambridge Technology Partners, Cysive Inc., Proxicom, Inc., Sapient Corporation, Scient Corporation, CBridge, Viant Corporation;

•	Large consulting firms, such as Accenture and the consulting arms of the large accounting firms; and

•	Information technology staffing firms, such as Keane, Inc. and Renaissance Worldwide.

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

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership in us.

             We may need to raise additional funds through public or private debt or equity financing in order to:

•	take advantage of opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

•	develop new services; or

•	respond to competitive pressures.

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

Item 2.    Changes in Securities and Use of Proceeds.

             Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

             The following matters were voted upon at the Annual Meeting of the Stockholders held on June 14, 2001 and received the votes set forth below:

1.          All of the following persons nominated were elected to serve as directors and received the number of votes set opposite their respective names:

	For	Against

John T. McDonald	4,853,012	116,101
Steven G. Papermaster	4,853,012	116,101
Sam J. Fatigato	4,965,712	3,401
David S. Lundeen	4,965,312	3,801
W. Frank King, Ph.D.	4,964,912	4,201
Philip J. Rosenbaum	4,964,912	4,201

2.	A proposal to approve an amendment to the 1999 Stock Option/Stock Issuance Plan (the “Plan”), which received 4,000,765 votes FOR and 204,897 votes AGAINST, with 2,800 abstentions and 760,651withheld, to:

(i)	increase the number of shares of our common stock reserved for issuance under the Plan by an additional 1,379,000;
(ii)	implement an automatic share increase provision to the Plan so that the number of shares of common stock available for issuance under the Plan will automatically increase on the first trading day in January each year, beginning with the 2002 calendar year, by an amount equal to eight percent (8%) of the shares of common stock outstanding on the last trading day of December of the immediately preceding calendar year, but in no event will any such annual increase exceed 1,000,000 shares of common stock;
(iii)	increase to 300,000 the number of shares of common stock that may underlie stock options, stock appreciation rights or direct stock issuances granted to any individual in any one calendar year.

3.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001 received 4,966,113 votes FOR and 400 votes AGAINST, with 2,600 abstentions.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Not applicable.

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: August 09, 2001	/s/ John T. McDonald

John T. McDonald, Chief Executive
Officer (Principal Executive Officer)

Dated: August 09, 2001	/s/ Matt Clark

Matt Clark, Chief Financial Officer
(Principal Financial and Accounting Officer)