Form 10QSB
period 2001-09-30
PERFICIENT INC
filed 2001-11-14
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange act of 1934 for the quarterly period ended September 30, 2001

☐  Transition report under section 13 or 15(d) of the Exchange Act

Commission file number 001-15169

Perficient, Inc.

(exact name of small business issuer as specified in its charter)

Delaware	74-2853258
(state or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

(1)           Yes ☒  No ☐

(2)           Yes ☒  No ☐

         The number of shares of the Issuer’s Common Stock outstanding as of September 30, 2001 was 6,261,233.

PERFICIENT, INC.

INDEX

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets

	December 31,	September 30,
	2000	2001
		(unaudited)
Assets
Current assets:
Cash	$842,481	$526,304
Accounts receivable, net	7,038,794	3,633,391
Income tax receivable	10,916	-
Other current assets	42,400	52,484
Total current assets	7,934,591	4,212,179
Property and equipment, net	804,406	601,146
Goodwill, net	45,558,173	4,151,991
Other noncurrent assets	317,772	256,298
Total assets	$54,614,942	$9,221,614

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$358,779	$262,325
Note payable to related party	224,969	-
Line of credit	1,500,000	-
Current portion of note payable	3,338	3,171
Current portion of capital lease obligation	81,415	56,389
Other current liabilities	2,392,568	1,369,541
Total current liabilities	4,561,069	1,691,426
Note payable, less current portion	7,232	4,492
Capital lease obligation, less current portion	72,694	5,776
Total liabilities	4,640,995	1,701,694
Stockholders' equity:
Common stock	6,252	6,261
Additional paid-in capital	65,049,514	65,873,197
Unearned stock compensation	(76,000)	(230,466)
Accumulated other comprehensive loss	(1,665)	(52,940)
Retained deficit	(15,004,154)	(58,076,132)
Total stockholders' equity	49,973,947	7,519,920
Total liabilities and stockholders' equity	$54,614,942	$9,221,614

See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Revenue	$6,719,622	$4,809,838	$13,217,614	$16,570,584
Cost of revenue	3,351,953	2,974,607	6,631,876	9,682,358
Gross margin	3,367,669	1,835,231	6,585,738	6,888,226

Selling, general and administrative	3,074,206	2,050,945	7,332,607	7,121,391
Stock compensation	19,000	281,623	57,000	519,876
Intangibles amortization	4,730,444	4,911,019	8,140,167	14,703,818
Impairment charge	-	26,798,178	-	26,798,178
Restructuring	-	211,327	-	643,123
Postponed offering costs	-	-	-	123,354
Loss from operations	(4,455,981)	(32,417,861)	(8,944,036)	(43,021,514)

Interest income (expense), net	(29,256)	(12,493)	131,173	(92,725)
Loss before income taxes	(4,485,237)	(32,430,354)	(8,812,863)	(43,114,239)

Benefit for income taxes	-	(50,000)	-	(42,261)
Net loss	$(4,485,237)	$(32,380,354)	$(8,812,863)	$(43,071,978)

Basic and diluted net loss per share	$(0.90)	$(5.22)	$(1.98)	$(7.48)

See accompanying notes to interim consolidated financial statements.

Consolidated Statements of Cash flows

(unaudited)

	Nine Months Ended
	September 30,
	2000	2001
Operating Activities
Net loss	$(8,812,863)	$(43,071,978)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	170,309	392,004
Intangibles amortization	8,140,167	14,703,818
Impairment charge	-	26,798,178
Non-cash stock compensation	57,000	519,876
Other non-cash expense	-	39,000
Non-cash interest expense	89,514	-
Loss from disposal of fixed assets	502	-
Changes in operating assets and liabilities (net of the effect of acquisitions)
Accounts receivable	(2,683,180)	3,319,488
Other assets	(57,916)	60,632
Accounts payable	129,485	(95,544)
Other liabilities	1,164,648	(877,986)
Net cash provided (used) in operating activities	(1,802,334)	1,787,488

Investing activities
Purchase of property and equipment	(443,178)	(191,240)
Purchase of businesses, net of cash acquired	(4,837,854)	(278,347)
Proceeds from disposal of fixed assets	204,977	-
Net cash used in investing activities	(5,076,055)	(469,587)

Financing activities
Payments on capital lease obligation	(40,864)	(91,723)
Proceeds from short-term borrowings	43,531	3,800,000
Payments on short-term borrowings	(833,385)	(5,300,000)
Payments on long-term debt	-	(2,440)
Proceeds from stock issuances, net	5,381,230	350
Net cash provided (used) by financing activities	4,550,512	(1,593,813)
Effect of exchange rate on cash and cash equivalents	(3,419)	(40,265)
Decrease in cash and cash equivalents	(2,331,296)	(316,177)
Cash and cash equivalents at beginning of period	5,818,918	842,481
Cash and cash equivalents at end of period	$3,487,622	$526,304

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

          The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2001 may not be indicative of the results for the full fiscal year ending December 31, 2001. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.      Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

          The computations of net loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Net loss	$(4,485,237)	$(32,380,354)	$(8,812,863)	$(43,071,978)
Weighted-average shares of common stock outstanding	6,111,262	6,261,233	5,147,561	6,257,233
Less common stock subject to contingency	(1,131,642)	(53,763)	(686,338)	(499,067)
Shares used in computing basic net loss per share	4,979,620	6,207,470	4,461,223	5,758,166

Basic and diluted net loss per share	$(0.90)	$(5.22)	$(1.98)	$(7.48)

          Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants and the issuance of contingently issuable shares issued in business combinations, are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended September 30 excludes common stock equivalents of 1,880,114 and 551,143 for 2000 and 2001, respectively, and for the nine months ended September 30 excludes common stock equivalents of 1,390,469 and 1,097,432 for 2000 and 2001, respectively.

5.      Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company’s fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.  Management does not expect the adoption of these Statements to have a material affect on the Company’s consolidated financial position or results of operations due to the impairment charge recorded during the quarter ended September 30, 2001 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which reduced the recorded intangibles to current estimated fair value.

6.      Balance Sheet Components

	December 31,	September 30,
	2000	2001
		(unaudited)
Accounts receivable:
Accounts receivable	$5,936,186	$3,752,246
Unbilled revenue	1,665,965	448,445

Allowance for doubtful accounts	(563,357)	(567,300)
	$7,038,794	$3,633,391

Other current liabilities:
Accrued bonus	$723,072	$326,706
Accrued vacation	336,602	187,865
Other payroll liabilities	326,022	21,966
Sales and use taxes	64,961	60,806
Other accrued expenses	730,505	615,774
Accrued medical claims	-	111,553
Deferred revenue	-	44,871
Accrued broker fee - Compete acquisition	211,406	-
	$2,392,568	$1,369,541

7.      Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
Net loss	$(4,485,237)	$(32,380,354)	$(8,812,863)	$(43,071,978)
Foreign currency translation adjustments	(18,108)	(2,753)	(21,113)	(51,275)
Total comprehensive net loss	$(4,503,345)	$(32,383,107)	$(8,833,976)	$(43,123,253)

8.      Goodwill and Intangible Assets

The Company, as part of its review of financial results for the three months ended September 30, 2001, performed an assessment of the carrying value of the Company’s long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with the acquisitions of Lore Data, Inc. in January 2000 and Compete, Inc. in May 2000.  The goodwill from these acquisitions was recorded at the fair value of the common stock at the time the merger agreements were executed and announced. The assessment was performed pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, because of the recent appearance of several impairment indicators including:

•         the significant decline over a sustained period of time in the Company’s stock price;

•         the significant deficit in the Company’s net book value compared to its current market capitalization;

•         the reduced demand for our services and corresponding reduction in revenues in light of the current economic recession and general softness in demand for IT services; and

•         a history of operating losses; and

          The conclusion of management’s analysis was that the acquired assets were permanently impaired, and accordingly, an impairment charge of approximately $27 million was recorded in the third quarter of 2001 based on the amount by which the carrying value of the goodwill exceeded its estimated fair market value.  Fair value was determined based on undiscounted cash flows. Prior to the third quarter of 2001, management determined no impairment existed, however, based on longer than expected economic recovery, a continued deterioration in the Company’s stock price, among other factors, an impairment was determined to exist at September 30, 2001.

9.      Business Combinations

          Effective September 30, 2001, the Company executed a definitive merger agreement with Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”) to acquire all of the outstanding shares and assume all assets and liabilities of Vertecon.  The acquisition is pending shareholder approval among other approvals and is expected to close in the first quarter of 2002. The merger agreement provides for the issuance of up to 2,696,165 shares of Perficient common stock and the payment of up to $250,000 cash if specified criteria are met during the fourth quarter of 2001.

          Effective October 26, 2001, the Company executed a definitive merger agreement with Javelin Solutions, Inc. (“Javelin”) to acquire all of the outstanding shares and assume all assets and liabilities of Javelin. The acquisition is pending shareholder approval among other approvals and conditions and is expected to close simultaneously with the Vertecon acquisition in the first quarter of 2002. As a condition to the merger, the Company must complete a financing transaction in which the Company receives gross proceeds of no less than $1,500,000, subject to downward adjustment by up to $400,000. The merger agreement provides for the issuance of up to 2,216,255 shares of Perficient common stock and the issuance of up to $1,500,000 of promissory notes payable, with $500,000 of promissory notes payable in equal quarterly installments over a two year period and $1,000,000 of promissory notes payable in equal annual installments over a four year period.

10.    Restructuring

          During the first through third quarters of 2001, the Company has implemented certain cost reduction initiatives and workforce reductions resulting in a charges of approximately $289,000, $143,000 and $211,000, respectively, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the merger with Vertecon. As part of this restructuring, the Company reduced its workforce by a total of 65 technology professionals and 18 administrative personnel, or a total of 83 employees. Accrued restructuring costs as of September 30, 2001 totaled approximately $215,000. The Company expects to pay the majority of these costs prior to December 31, 2001.

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

                We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned Risk Factors as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section could seriously harm our business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB. In addition to historical information, this management’s discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this filing. Please see the Special Cautionary Note Regarding Forward Looking Statements elsewhere in this Report on Form 10-QSB.

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, software company partners and their end-user customers.

In October 2000 we entered into a new services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period from which began in October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Revenue from IBM was approximately 32% of total revenue for the three months ended September 30, 2001. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. Our agreement with IBM provides generally that we receive four month’s notice of any termination. Our agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors.

We derive our revenue from professional services that are provided primarily on a time and materials basis. Revenue is recognized and billed monthly by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. We are reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. Consequently, these direct reimbursements are excluded from revenue.

Our revenue and operating results are subject to substantial variations based on our partners’ sales and our end-user customers’ expenditures and the frequency with which we are chosen to perform services for their end-user customers. Revenue from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenue could decline substantially.

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

                During the first through third quarters of 2001, we implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000, $143,000 and $211,000, respectively, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the merger with Vertecon. As part of this restructuring, we reduced our workforce by a total of 83 employees, of which 65 were technology professionals and 18 were involved in selling, general administration and marketing. As of September 30, 2001, approximately $215,000 of restructuring costs is included in other current liabilities, which we expect to pay prior to December 31, 2001. We also expensed during the first quarter of 2001 $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed.

Results Of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

Revenue.  Revenue decreased from $6,720,000 for the three months ended September 30, 2000 to $4,810,000 for the three months ended September 30, 2001. The decrease in revenue reflected the decrease in the number of projects performed and in the number of technology professionals performing services. During the three month period ended September 30, 2001, 32% of our revenue was derived from IBM.

Cost of Revenue.  Cost of revenue, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, decreased from $3,352,000 for the three months ended September 30, 2000 to $2,975,000 for the three months ended September 30, 2001. The decrease in cost of revenue is attributable to a reduction in the number of technology professionals who performed services for the Company over the related periods. The number of consultants who perform services for the Company decreased from 163 at September 30, 2000 to 92 at September 30, 2001. Certain of the workforce reductions were made near the end of the current quarter and the cost reductions are not yet reflected in the results.

Gross Margin.  Gross margin decreased from $3,368,000 for the three months ended September 30, 2000 to $1,835,000 for the three months ended September 30, 2001.  Gross margin as a percentage of revenue was 50% for the three months ended September 30, 2000 and 38% for the three months ended September 30, 2001.  The decrease in gross margin as a percentage of revenue is primarily due to the lower effective utilization rates during the period. The future direction for gross margin is uncertain due to many factors including our ability to successfully manage the utilization rates of our consultants.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of salaries and benefits for sales, executive and administrative employees, training, marketing activities and non-reimbursable travel costs and expenses. Selling, general and administrative expenses decreased from $3,074,000 for the three months ended September 30, 2000 to $2,051,000 for the three months ended September 30, 2001.  Selling, general and administrative expenses as a percentage of revenue were 46% for the three months ended September 30, 2000 and 43% for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses was related to workforce reductions and a decrease in travel and related expenses, and other cost reduction initiatives implemented during 2001.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants during 2001, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense increased from $19,000 during the three months ended September 30, 2000 to $282,000 during the three months ended September 30, 2001 mainly as a result of option grants to employees at below fair market value and the granting of options to certain non-employee consultants during 2001.

Intangibles Amortization and Impairment Charge.  Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000.  We are amortizing the goodwill associated with these acquisitions over a three-year period. During the quarter, we recognized an impairment charge of approximately $27 million to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value, based on undiscounted cash flows.

Interest Income (Expense).  Interest income for the three months ended September 30, 2000 was $38,000 compared to interest income of $4,000 for the three months ended September 30, 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was approximately $67,000 during the three months ended September 30, 2000 compared to $16,000 in 2001.  The decrease in interest expense is due to a decrease in total borrowings outstanding during 2001 compared to 2000 combined with a decline in the interest rate during 2001 on outstanding borrowings.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

Revenue.  Revenue increased from $13,218,000 for the nine months ended September 30, 2000 to $16,571,000 for the nine months ended September 30, 2001.  The increase in revenue is mainly the result of the acquisition of Compete on May 1, 2000. On a pro forma basis, including the results of the acquisition of Compete, revenue remained relatively steady from $16,364,000 for the nine months ended September 30, 2000 to $16,571,000 for the nine months ended September 30, 2001. During the nine month period ended September 30, 2001, 37% of our revenue was derived from IBM and 10% was derived from Plumtree.

Cost of Revenue.  Cost of revenue, consisting of direct costs, primarily salaries and benefits for technology professionals assigned to projects, and of project related expenses, increased from $6,632,000 for the nine months ended September 30, 2000 to $9,682,000 for the nine months ended September 30, 2001. The increase in cost of revenue is partly attributable to the increase in the number of technology professionals who performed services for the Company over the related periods. On a pro forma basis, including the results of the acquisition of Compete, cost of revenue increased from $8,122,000 for the nine months ended September 30, 2000 to $9,682,000 for the nine months ended September 30, 2001. The increase is due in part to the implementation of a bonus plan that was in place during the entire period of 2001 versus a portion of the period in 2000. The number of consultants who perform services for the Company decreased from 163 at September 30, 2000 to 92 at September 30, 2001. Certain of the workforce reductions were made near the end of the current period and the cost reductions are not yet reflected in the results.

Gross Margin.  Gross margin increased from $6,586,000 for the nine months ended September 30, 2000 to $6,888,000 for the nine months ended September 30, 2001.  Gross margin as a percentage of revenue was 50% for the nine months ended September 30, 2000 and 42% for the nine months ended September 30, 2001. The decrease in gross margin as a percentage of revenue is primarily due to the lower effective utilization rates during the period. The future direction for gross margin is uncertain due to many factors including the our ability to successfully manage the utilization rates of our consultants.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of salaries and benefits for sales, executive and administrative employees, training, marketing activities and non-reimbursable travel costs and expenses.  Selling, general and administrative expenses decreased from $7,333,000 for the nine months ended September 30, 2000 to $7,121,000 for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue were 55% for the nine months ended September 30, 2000 and 43% for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses was related to workforce reductions and a decrease in travel and related expenses, and other cost reduction initiatives implemented during 2001. On a pro forma basis, including the result of operations of Compete, our selling, general and administrative expenses decreased from $8,382,000 for the nine months ended September 30, 2000 compared to $7,121,000 for the same period in 2001. This decrease is also a result of workforce reductions and other cost reduction initiatives implemented during 2001.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants during 2001, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense increased from $57,000 during 2000 to $520,000 in 2001 mainly as a result of option grants to employees at below fair market value and the granting of options to certain non-employee consultants.

Intangibles Amortization and Impairment Charge.  Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000. We are amortizing the goodwill associated with these acquisitions over a three-year period. The increase in amortization expense during 2001 compared to 2000 is due to a full nine months of amortization expense being recognized during 2001 whereas 2000 includes amortization subsequent to the respective acquisition dates. During the quarter, we recognized an impairment charge of approximately $27 million to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value, based on undiscounted cash flows.

Interest Income (Expense).  Interest income for the nine months ended September 30, 2000 was $238,000 compared to interest income of $20,000 for the nine months ended September 30, 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was approximately $107,000 during the nine months ended September 30, 2000 compared to $113,000 during 2001.  The increase in interest expense is due to an increase in average total borrowings outstanding during 2001 compared to 2000.

Liquidity And Capital Resources

We have a line of credit facility with Silicon Valley Bank, which provides for us to borrow up to $6,000,000, subject to certain borrowing base calculations as defined (as of September 30, 2001, $1,929,000 was available). Borrowings under this agreement, which expires June 29, 2002, bear interest at the bank’s prime rate plus 0.85%. As of September 30, 2001, there were no borrowings outstanding under this loan agreement.

Cash provided by operations for the nine months ended September 30, 2001 was $1,787,000. As of September 30, 2001, we had $526,000 in cash and working capital of $2,521,000.

                During October 2001, we made an advance of $200,000 in the form of a promissory note to Vertecon to fund Vertecon’s short-term working capital requirements. The promissory note bears interest at prime plus ½ percent and matures at the earlier of March 31, 2002, the closing of the merger of us and Vertecon, or termination of the merger agreement. The promissory note is subordinate to Vertecon’s line of credit that it has outstanding with The PrivateBank, and repayment cannot occur without the prior written consent of The PrivateBank or such time as all amounts due The PrivateBank have been paid in full. We borrowed $200,000 under our line of credit facility in October 2001 to fund this advance.

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

As a result of the Vertecon merger, we expect to borrow under our existing line of credit facility to fund the costs of the merger and the acquired working capital deficit. The amount of borrowings available to us is based on a percentage of our receivables. In the event our working capital needs subsequent to the merger exceed our borrowing capacity, we may need to obtain additional financing to continue our operations. Additional debt or equity financing may not be available when needed or on satisfactory terms.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management does not expect the adoption of these Statements to have a material affect on the Company’s consolidated financial position or results of operations due to the impairment charge recorded during the quarter ended September 30, 2001 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which reduced the recorded intangibles to current estimated fair value.

Summary Unaudited Pro Forma Statements of Operations
(including the effect of material acquisitions)

The unaudited pro forma statements of operations exclude the impact of goodwill amortization, stock compensation, depreciation, other non-cash expenses, goodwill impairment charge and one time charges. One time charges during the third quarter of 2001 include the restructuring charge for severance and related costs associated with cost reduction initiatives taken. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-QSB. These pro forma statements of operations are presented because management believes pro forma net income (loss) is a widely accepted indicator of a company’s operating performance. Pro forma net income (loss) measures presented may not be comparable to similarly titled measures presented by other companies. Pro forma net income (loss) is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Cash provided by operations, excluding pro forma adjustments and prepared in accordance with generally accepted accounting principles, was approximately $800,000 and $954,000 during the three months ended September 30, 2000 and 2001, respectively.

	Three Months Ended
	September 30,
	2000	2001
	(unaudited)
Revenue	$6,719,622	$4,809,838
Cost of revenue	3,351,953	2,974,607
Gross margin	3,367,669	1,835,231

Selling, general and administrative	2,993,675	1,918,995
Total pro forma operating income (loss) (A)	373,994	(83,764)

Interest income (expense), net	(29,256)	(12,493)
Pretax pro forma net income (loss) (A)	344,738	(96,257)

Pro forma provision (benefit) for income taxes (B)	127,553	(35,615)
Pro forma net income (loss) (A)	$217,185	$(60,642)
Pro forma net income (loss) per share (A):
Basic	$0.04	$(0.01)
Diluted	$0.03	$(0.01)
Shares used in computing basic pro forma net income (loss) per share	4,979,620	6,207,470
Shares used in computing diluted pro forma net income (loss) per share	6,859,734	-

(A) Pro forma operating income (loss), pretax pro forma net income (loss), pro forma net income (loss) and pro forma net income (loss) per share exclude the impact of goodwill amortization, depreciation, stock compensation, intangibles impairment charge, acquisition related expenses, other non-cash expenses. One time charges during the third quarter of 2001 include the restructuring charge for severance and other termination benefits associated with the recently announced acquisition of Vertecon in addition to cost reduction initiatives taken.  Selling, general and administrative expenses during 2001 for Perficient exclude depreciation expense of $131,950.

(B) Pro forma net income (loss) and pro forma net income (loss) per share include a tax provision (benefit) at an assumed effective rate of 37%.

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

We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $58,076,000 as of September 30, 2001. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including but not limited to the general decline in the valuation of service companies and the decline in demand for IT services. We expect to amortize in excess of $600,000 in goodwill per quarter through the remainder of fiscal 2001. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall.

In addition to the recent cost reduction initiatives taken during 2001, we will also need to generate significant revenues to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. You should not view our historical growth rates as indicative of our future revenues.

We have a limited number of customers. The loss of sales to IBM would materially harm our business.

We have arrangements with a limited number of customers. IBM accounted for 32% of our revenue during the three months ended September 30, 2001. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition. In accordance with our previously announced plans to drive more direct revenue, our revenue from Plumtree to declined to 5% in the third quarter of 2001 and is expected to be insignificant beyond the third quarter of 2001. Each partner and customer retains our services only on a case-by-case basis and may choose at any time to use any other firm or to provide themselves the services that we perform for them. Therefore, any shift in the decisions of our customers to continue to use our services could also substantially reduce our revenues.

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

Our customers may not be obligated to use our services.

Our contracts with some of our customers do not obligate them to use our services. A customer may choose at any time to use another consulting firm or to perform the services we provide through an internal resources. Termination of a relationship with certain customers, or such customer’s decision to employ other consulting firms or perform services in-house, could materially harm our business.

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

•  The loss of a significant customer or project;

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

Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of: our professionals’ time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

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

In 1999, we opened an office in London. During the year ended December 31, 2000, on a pro forma basis including the results of significant acquisitions, our London operations accounted for 7% of our revenue and during the nine months ended September 30, 2001 accounted for 6% of our revenue. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with finding and integrating acquisitions.

We have made three acquisitions during 2000 and we have also signed a definitive merger agreement with Vertecon, Inc. and this acquisition is expected to close in the first quarter of 2002. We may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company’s personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected from increased intangibles amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management’s attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock could be reduced.

Risks Relating to Our Industry

The Internet services market demand is subject to uncertainty.

The market for Internet services is relatively new and is evolving rapidly. Our future growth is dependent upon our ability to provide strategic Internet services that are accepted by our end-user customers. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

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

PERFICIENT, INC.

Dated:	November 09, 2001	/s/ John T. McDonald

John T. McDonald, Chief Executive
Officer (Principal Executive Officer)

Dated:	November 09, 2001	/s/ Matt Clark

Matt Clark, Chief Financial Officer
(Principal Financial and Accounting Officer)