Form 10KSB
period 2001-12-31
PERFICIENT INC
filed 2002-03-15
CIK 1085869

Use these links to rapidly review the document
TABLE OF CONTENTS
PERFICIENT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001
Commission File Number: 1-15169

PERFICIENT, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	74-2853258
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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
NONE
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

        (1) Yes /x/ No / /

        (2) Yes /x/ No / /

        Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

        State Registrant's revenues for its most recent fiscal year $20,416,643

        State the aggregate market value of the voting and nonvoting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

        $6,146,012 AS OF MARCH 06, 2002

        State the number of shares of common stock outstanding as of March 6, 2002: 6,296,711

        Transitional Small Business Disclosure Format: Yes / / No /x/

PERFICIENT, INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1—DESCRIPTION OF BUSINESS

        The statements contained in this annual report on Form 10-KSB that are not purely historical statements are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. These forward-looking statements include, among other things, references to the market potential for Internet implementation, our competitive advantage over systems integrators and technology professionals, potential demand for our services, and the benefits and advantages of our business model and involve substantial risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Please see "Risk Factors," "Special Cautionary Note Regarding Forward-Looking Statements" and the factors and risks discussed in the reports we file from time to time with the Securities and Exchange Commission.

Overview

        Perficient was incorporated in Texas in September 1997. In May 1999 we reincorporated in Delaware. We are an eBusiness solutions provider to large and major midsize companies and Internet software vendors. We enable our clients and partners to optimize profitability and strengthen customer relationships through reliable, quick-to-market eBusiness solutions. We provide a broad range of end-to-end business and technology solutions with a focus on serving the financial services, healthcare, technology and energy industries.

        Our business is structured around two relationship models, each based on providing cost-effective eBusiness solutions:

  •
  eBusiness Solutions Services. These are comprised of a broad array of end-to-end eBusiness solutions that we market and provide directly to large and major midsize companies, primarily in the Midwestern United States. Our solutions include electronic customer relationship management (eCRM), second-generation eCommerce platforms, enterprise portals, middleware and enterprise application integration (EAI) and business intelligence. Customer leads are generated by our sales and marketing organization as well as through recommendations from partners and customers.

  •
  Virtual Services Organizations (VSOs). These are comprised of teams of technology professionals that we provide to software vendors which desire to outsource all or a portion of the professional services required to support their customers. This enables software vendors to focus on their core business of developing and marketing software without the need to make a significant capital and management investment to build and properly manage an internal professional services organization. Under these arrangements, customer engagements are sourced through the software vendor's sales and marketing organization. In 2000, we signed a VSO outsourcing agreement with IBM Corporation under which we may provide up to $73.5 million in services to IBM and its enterprise customers over the next three years, including deployment, integration and training services for IBM's WebSphere™ customers. IBM may terminate this agreement on four month's notice.

        Perficient employs approximately 97 professionals in 5 offices in the United States, Canada and Europe as of February 28, 2002. Including the pending acquisitions of Vertecon and Javelin (described below), Perficient would have over 180 professionals as of February 28, 2002.

Pending Acquisitions

        Perficient has signed definitive merger agreements pursuant to which each of Primary Webworks, Inc. d/b/a Vertecon, Inc. and Javelin Solutions, Inc. will merge into a wholly-owned subsidiary of

Perficient. Each of these pending mergers is subject to various conditions to closing. We expect these acquisitions, if consummated, to further our plan of becoming a leading eBusiness Solution provider in the Midwest by expanding our geographic presence, adding key management personnel and customer relationships and expanding our technical expertise.

        Primary Webworks, Inc. d/b/a Vertecon, Inc. (Vertecon) is a St. Louis based eBusiness solutions provider which uses advanced technology solutions to create competitive business advantages for their clients. Vertecon provides its customers with comprehensive solutions across the e-Business life cycle, including strategy, architecture, design, development and implementation services. Vertecon employs more than 45 professionals in its St. Louis office. Vertecon was founded in 1999. Vertecon does not have any class of stock that is publicly traded. However, it has 84 stockholders of record.

        If the Vertecon Merger is consummated, Vertecon will merge with and into a wholly-owned subsidiary of Perficient. As consideration for the merger, the outstanding shares of Vertecon common stock will be converted into the right to receive an aggregate of up to 2,092,287 shares of Perficient common stock. The Vertecon Merger Agreement provides that Perficient will withhold and deposit in escrow one-half of the shares of Perficient common stock issued to certain key employees of Vertecon and one-quarter of the shares of Perficient common stock issued to certain non-employee stockholders of Vertecon in connection with the merger subject to forfeiture under certain conditions relating to the retention of employees and indemnification for breaches of representations, warranties and covenants under the merger agreement.

        Javelin Solutions, Inc. (Javelin) is a Minneapolis-based professional services firm providing eBusiness strategy consulting, application design, implementation and integration services to large and major midsize companies. Javelin helps its clients define eBusiness strategies to improve their competitive position and business efficiency and then designs, develops and implements solutions to execute those strategies. Javelin has the expertise to solve complex eBusiness challenges and create solutions that provide its clients with significant competitive advantages. Javelin offers a full range of integrated services consisting of strategic consulting, design of information architectures and the creation, customization and implementation of software applications. Javelin also provides consulting services to help clients address security issues and web hosting decisions. As part of these services, Javelin provides application management services for its clients. Javelin employs more than 45 professionals from its Minnesota facilities. Javelin has 6 stockholders and does not have a class of stock that is publicly traded. Javelin was founded in 1996.

        If the Javelin Merger is consummated, Javelin will merge with and into a wholly-owned subsidiary of Perficient. As consideration for the Javelin Merger, the outstanding shares of Javelin common stock will be converted into the right to receive an aggregate of up to 2,216,255 shares of Perficient common stock (subject to reduction under certain limited circumstances) and the right to receive promissory notes of Perficient in the aggregate principal amount of up to $1,500,000. Cash will be paid in lieu of fractional shares. The Javelin Merger Agreement provides that Perficient will withhold and deposit in escrow approximately one-half of the shares of Perficient common stock to be issued in connection with the merger and notes having an aggregate principal value of $500,000 to cover the indemnification obligations of the Javelin stockholders under the Javelin Merger Agreement.

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

        In the late 1990s, as web usage grew, companies sought to more fully harness the potential of the Internet to transform and enhance additional business initiatives, such as building on-line relationships with customers, suppliers and business partners, creating new revenue opportunities, improving operating efficiencies and improving internal and external communications. These companies have determined that critical business information needed for these business initiatives is primarily contained within their pre-existing applications, commonly referred to as legacy applications, that were not designed to be used with the Internet. In order to successfully align their business and e-commerce strategies, companies increasingly needed to find a way to integrate their back-end legacy applications with their more sophisticated Internet projects.

        In response to these dynamics, software companies began to offer packaged software applications and middleware software platforms for enabling e-commerce initiatives and integrating them with back-end systems. Packaged software is a pre-built application designed to automate key business functions such as transaction processing or to enable new functionality such as content management. Middleware platforms function as a messaging layer, either enabling legacy applications to effectively communicate with web-based packaged applications or assisting users to create their own custom developed business applications. These new Internet software applications utilize enabling technologies such as JAVA and XML to facilitate the integration of disparate platforms, applications and data sources necessary to web-enable enterprise systems. By using either packaged or custom developed software applications and middleware software platforms, organizations can create sophisticated web-based e-commerce applications that are completely integrated with their existing business processes and legacy systems.

        Substantial customization is required to integrate Internet software with each business user's own unique business processes, infrastructure and system requirements. Due to the complexity and strategic importance of these projects, there is increasing demand for Internet implementation services to integrate legacy and back-end systems with web sites. International Data Corporation projects that the demand for Internet implementation services in the United States will grow from $6.3 billion in 1999 to $29.9 billion in 2004, representing a compound annual growth rate of approximately 36.3%. These Internet implementation services include project management, configuration services, custom software development, staging and prototyping, installation and migration services.

Our Solutions

        eBusiness Solutions Services.    Our target market for eBusiness solutions services is large and major midsize corporations, principally in the Midwestern United States. We believe that these businesses invest in technology products and related services for four principal reasons:

  •
  to reach new markets and increase revenues;

  •
  to strengthen customer relationships;

  •
  to reduce operating costs and increase productivity; and

  •
  to empower their workers.

        In addition, we believe that these companies require, as a predicate to making such investment, a demonstrable positive return-on-investment potential, and an eBusiness solutions partner with proven experience in delivering similar projects and familiarity with the issues and concerns specific to the industry in which they operate.

        Accordingly, we focus on a targeted number of industries for which we have developed domain expertise and provide solutions that we believe can generate a meaningful positive return-on-investment for our customers. Our primary eBusiness solutions offerings are described below:

  •
  eCRM. Customer Relationship Management (CRM)—eCRM provides businesses with a 360-degree view of their customer. Perficient integrates data from disparate information sources to provide continuous, interactive and multi-platform customer interaction and value exchange. Perficient can deliver CRM components including: personalization, point of sale, telesales, Web-based selling, data mining, online advertising, call/contact center information and systems integration, field service dispatch, lead tracking, geocoding, and multiple front and back-office applications.

  •
  Second-generation eCommerce Platforms. We develop eCommerce applications and further enhance existing sites to introduce new technology that will allow companies to scale up to better serve eBusiness needs. Perficient designs systems that either manage or integrate the "back-end" order fulfillment process to leading ERP systems such as SAP and JD Edwards for business-to-consumer and business-to-business Web sites. Perficient provides second generation commerce site enhancements, including advanced catalog management and search and cross-sell and up-sell capabilities. Perficient offers clients packaged or custom electronic bill presentation and implementation solutions based on an individual company's needs.

  •
  Middleware and EAI. Middleware and Enterprise Application Integration software are two key components to developing enterprise-class, second-generation eCommerce platforms for large and mid-size companies. Perficient designs and implements complex website-to-legacy system integration that significantly reduce round-trip transaction times for these enterprise-class websites. Additionally, new standards-based technologies are beginning to emerge that will dramatically improve EAI and middleware. This umbrella of technologies is commonly called Web Services. To maximize our value to customers, Perficient has partnered with Web Services firms such as IBM, BEA, and Microsoft.

  •
  Enterprise Portals. Communication is the basis of success for any organization. We design, build and deploy "self-service" and collaborative solutions for business-to-employee, business-to-consumer and business-to-business implementations and enable workflow efficiencies by exchanging data and information in a cost-efficient, effective manner. Many organizations implement business-to-employee portals to improve employee communication. Perficient helps clients to extend these benefits externally in business-to-consumer and business-to-business portals that provide secure line of business application integration and personalized buying communities.

  •
  Supply Chain Web Enablement. In the manufacturing and service industries, the implementation of a portal, business hub, Net exchange or extranet system enables established companies to build new models, alliances, partnerships and relationships around eBusiness. Each company and industry has unique design and build requirements to support purchasing, distribution and sales. Perficient helps companies develop the strategies and build the solutions they need to facilitate the exchange of information and transactions at critical points along the supply-chain.

  •
  Business Intelligence. Business Intelligence is the technology that allows organizations to access, analyze, and share information in order to drive more informed business decisions. The core benefit of business intelligence is that it helps turn information into knowledge into profit. This benefit can be further refined as: 1) reduced cost by providing organizations with a clear understanding of their business processes; 2) increased revenues by differentiating their offerings from the competition by providing information-based services to their customers; and 3) improved customer satisfaction by enabling self-service access to information.

        Virtual Services Organizations (VSOs).    Our target market for VSOs is Internet software vendors focused on large enterprise customers. By outsourcing through a VSO all or a portion of the professional services required to support their customers, a software vendor can better focus on their core business of developing and marketing software. They can also reduce the otherwise significant capital and management investment necessary to build and properly manage an internal professional services organization.

        We believe that as Internet software companies look to manage costs and increase market share, they will look to establish relationships with solutions integration partners that have specific expertise in their applications. We believe our VSO model offers our partners and their end-user customers the following advantages:

  •
  Deep Technology Expertise. We develop technology expertise around a targeted set of core Internet and legacy products and technologies through focused VSO partnerships with Internet software companies. Leveraging our technology expertise, our consultants can rapidly and successfully integrate our partners' products and efficiently satisfy the specific needs of end-users. In addition, we assist partners' engineering and development teams with certain aspects of new product development as well as provide training and education services for their internal services organizations and third-party service providers.

  •
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

Our Strategy

        Our objective is to be a leading eBusiness solutions provider to large and major midsize companies and Internet software vendors. To achieve our goal, our strategy is to:

  •
  target for expansion vital but underserved markets in the Midwestern and Southwestern United States (in addition to current and planned locations in Austin, Chicago, Minneapolis and St. Louis, we are investigating Kansas City, Milwaukee, Cincinnati, Columbus, Indianapolis, Ames, Omaha, Tulsa, Dallas and Houston);

  •
  use acquisitions to supplement organic growth and achieve critical mass;

  •
  continue to grow our IBM partnership and seek VSO arrangements with other major software vendors;

  •
  provide our customers end-to-end solutions that generate a demonstrable positive return on investment;

  •
  continue to invest in the professional development of our consulting staff and provide them entrepreneurial opportunities within Perficient; and

  •
  retain and strengthen a culture built on teamwork, a passion for technology and client service and a focus on cost control and the bottom line.

Our Services

        Perficient helps its clients use Internet-based technologies to reach new markets and increase revenues, strengthen customer relationships, reduce operating costs and increase productivity and empower their workers. We employ a broad-based approach, grounded in a thorough understanding of our clients' overall business strategy and competitive environment in order to develop new customer value propositions and new business opportunities by taking advantage of existing distribution channels, customer service networks and information systems.

        For our project engagements, we perform any or all of the following services:

  •
  analyze end-user customer business goals and requirements;

  •
  define the scope of the implementation project;

  •
  design a project plan; and

  •
  custom develop solutions as well as install, configure, and integrate our partners' Internet software products.

        Our goal is to reduce significantly the time required to implement an effective eBusiness solution. This enables our customers to quickly realize the benefits associated with our partners' software products and allows our partners to more rapidly expand their market share.

        The following examples help illustrate the scope of the services that we have provided using software from our partners.

        Hewlett Packard is one of the major manufacturers of hardware and software solutions in the world. With hundreds of thousands of end users of Hewlett Packard (HP) products and technologies, HP has a tremendous amount of information that it must make available to both the general public as well as corporate clients. HP required a content management solution that would let it disseminate information to end users from their disparate back end legacy systems in the most efficient manner. HP chose Vignette's Story Server platform, a major undertaking for HP in the Enterprise Web arena. Faced with the challenge and uncertainty of planning and implementing this program, HP retained Perficient to architect and engineer their entire solution. The project called for a level of technical expertise in several key areas, including systems design (hardware, software, networking), training (on Story Server development and administration), customization of processes, as well as the phased implementation processes required to ensure flawless deployments to their "live" production site.

        MCI WorldCom, with operations in more than 65 countries, is a premier provider of facilities-based and fully integrated local, long distance, international telephone and Internet services. Perficient implemented an IBM WebSphere-based solution for multiple Web sites for MCI WorldCom. These sites were designed to leverage enterprise JavaBeans and Java Servlets to allow flexibility and ease-of-use in harnessing multiple sources of data from all parts of MCI WorldCom's business domain. The ease-of-use and flexibility of Visual Age for Java and WebSphere provided the developers with the tools to quickly make changes and adapt to new site requirements on the fly. Perficient helped reduce the delivery cycle for a typical site from over three months to six to eight weeks. All sites developed are 24x7 production sites aimed at more than 25,000 MCI WorldCom employees, including their entire worldwide sales force. Perficient has been involved in multiple development efforts at MCI WorldCom for more than two years.

        SBC Communications Inc., through its subsidiaries, Southwestern Bell, Ameritech, Pacific Bell, SBC Telecom, Nevada Bell, SNET and Cellular One, provides local and long-distance phone service, wireless and data communications, paging, high-speed Internet access and messaging, cable and satellite television, security services and telecommunications equipment, as well as directory advertising and publishing. SBC sought to improve customer service and reduce costs by enabling customers of all of its United States holding companies to manage their telecommunications service options (such as three-way calling, call forwarding and caller ID) over the web. SBC was faced with the burden of developing a method for numerous divergent company systems using distinct hardware and software to have access to a common processing center. Using Vignette's StoryServer™ for personalization and management and IBM's WebSphere™ products for legacy integration, we developed a system that supports the provisioning needs for over 60 million access lines that currently processes over 30,000 orders per week.

Our Partners

        Perficient's partners are eBusiness technology and services providers including IBM, Vignette, Stellent, and Autonomy. These partners are key vendors in middleware and application servers, enterprise application integration (EAI), content management, and Web services. We believe these partnerships enable us to leverage our core competencies, extend our service offerings, reach new clients and decrease costs/time-to-market for Perficient and our customers.

        In October 2000, we entered into a new services agreement with IBM under which we will provide deployment, integration and training services to IBM's WebSphere™ customers. The agreement provides for us to render services over a three-year period not to exceed $73.5 million in total value. Under the agreement with IBM, we are paid for services rendered, subject to a guaranteed minimum utilization by IBM of a specified number of hours per consultant per year. The agreement may be terminated at any time by IBM on four month's notice.

Technology Leadership Council

        Our technology leadership council, led by our chief technology officer, performs a critical role in maintaining our technology leadership. Assisted by a technology team consisting of key members from each of our practice areas, the council frames our new partner strategies, conducts regular conferences on the Internet with our technology professionals on specific partner and general technology issues and trends, conducts promotional activities, such as white paper publication and speaking engagements by our professionals, identifies services opportunities between and among our partners' products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

Sales and Marketing

        eBusiness Solutions Services.    Our business development approach is market-focused with specific and tailored strategies for the industry vertical markets we serve. We target companies with annual revenues between $250 million and $5 billion, specifically focused in financial services (insurance, banking and brokerage), healthcare (pharmacy benefit managers and pharmaceutical manufacturers) and commodity (agribusiness and energy) markets. We also pursue opportunities in other industries where we can leverage our horizontal solutions expertise. We utilize a direct sales force that consists of 10 consultative sales professionals and a "solutions" selling process that has proven effective in the consulting services industries.

        Virtual Services Organizations (VSOs).    Our VSO service engagements are generated through our partners. As a result, our principal sales and marketing activity consists of establishing VSO relationships with Internet software companies and continuing to market our services with our partners' organizations after a relationship is established. We have a business development group that works with our technology leadership council to identify partner prospects and to engage those partners to develop a VSO partnership. We also market our services by establishing informal relationships with venture capital firms and other service providers that work with emerging Internet software companies. These relationships help us identify and form partner relationships with emerging companies. Once a partnership is established, a managing director is responsible for coordinating projects and stimulating additional demand from that partner.

Technology Professionals

        Recruiting.    Our most valuable assets are our technology professionals. We are dedicated to hiring, developing and retaining technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex solutions.

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

        Training.    To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We have an intensive three-week Java immersion "boot camp" for our newly hired technology professionals and a modified, refresher program for our existing professionals. Boot camp curriculum includes J2EE and JSP modules and offers integration strategies and technologies among our partners' products and technologies. In addition, we have established an on-line, Internet-based education and training program that offers over 200 topics, including CORBA, EJB architecture, HTML, J2EE, Linux, Network Security and XML fundamentals. This web-based education system is offered to all of our technology professionals to facilitate their ongoing professional development and increase their technical expertise.

        The Perficient Promise.    We continue to build our corporate culture around a common set of values based on expertise, honesty and teamwork. We hold annual, off-site company meetings to foster training, teamwork and the Perficient culture.

        We have codified our commitments to each other in The Perficient Promise, which consist of the following seven simple commitments our management and technology professionals make to each other:

  •
  we work with cutting-edge technologies and leading-edge clients;

  •
  we maintain an informal team culture;

  •
  we provide our technology professionals with high-quality infrastructure support services;

  •
  we offer rapid advancement opportunities;

  •
  we provide competitive incentives including equity ownership;

  •
  we reinvest in continuing training and education; and

  •
  we treat each other with respect.

        We take these commitments extremely seriously, because we believe that we can succeed only if The Perficient Promise is kept.

        MyPerficient.com—The Corporate Portal.    To ensure ubiquitous access to a wide range of information and tools, we have created a corporate portal, MyPerficient.com. It is a secure, centralized communications tool implemented using IBM's Websphere Portal Server product. It allows each of our technology professionals unlimited access to information, productivity tools, time and expense entry, benefits administration and quality management information directories and documentation.

Employees

        As of February 28, 2002, we employed approximately 97 full-time employees. Of our total employees, 71 were technology professionals and 26 were involved in sales, general administration and marketing. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage.

Competition

        We compete in the Internet professional services market, which is relatively new and intensely competitive. We expect competition to intensify as the market further develops and evolves. We believe that our competitors fall into several categories, including:

  •
  in-house information technology and professional services and support departments of software companies;

  •
  systems integrators, such as Cambridge Technology Partners, Cysive Inc., Proxicom, Inc., Sapient Corporation, Scient Corporation, Cbridge and Viant Corporation;

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

        Most of our competitors have longer operating histories, larger client bases, greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be better able to attract Internet software companies to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements. Many competitive factors are outside of our control, such as the ability of our competitors to hire, retain and motivate qualified technology professionals.

Acquisitions

        In 2000, Perficient acquired three companies—Loredata Inc., Compete, Inc., and CoreObjective, Inc. All three companies were acquired to deepen Perficient's technical expertise, add key management personnel, and add customer and partner relationships. Compete was a substantial fifty person operation headquartered in Chicago which formed the basis for our relationship with IBM. Loredata and CoreObjective constituted smaller acquisitions that were integrated into our existing business.

RISK FACTORS

Risks Specific to Our Business

We have incurred losses during most of the quarters during which we have been in business and we expect to incur losses in the future.

        We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $58,890,310 as of December 31, 2001. As a result of the acquisitions that we recently completed, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including, but not limited to, the general decline in the valuation of service companies and the decline in demand for Information Technology services. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock will likely fall.

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

        We have arrangements with a limited number of customers. IBM accounted for 37% of our revenue during 2001. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition.

Concentration of Credit Risk—IBM represented 31% of our accounts receivable as of December 31, 2001

        Amount owed to us by IBM represented 31% of our accounts receivable, or $913,000, as of December 31, 2001. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

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

        Our contracts with some of our customers do not obligate them to use our services. A customer may choose at any time to use another consulting firm or to perform the services we provide through internal resources. Termination of a relationship with certain customers, or the decision of such customers to employ other consulting firms or perform services in-house, could materially harm our business.

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

  •
  changes in our pricing policies;

  •
  our ability to manage costs; and costs related to acquisitions of other businesses.

        In addition, many factors affecting our operating results are outside of our control, such as:

  •
  demand for Internet software;

  •
  end-user customer budget cycles;

  •
  changes in end-user customers' desire for our partners' products and our services;

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

        In 1999, we opened an office in London. During the year ended December 31, 2000, on a pro forma basis including the results of significant acquisitions, our London operations accounted for 7% of our revenue and during 2001 accounted for 7% of our revenue. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have only minimal experience in managing international offices and only limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with finding and integrating acquisitions.

        We have made three acquisitions during 2000 and we have also signed definitive merger agreements with Vertecon and Javelin. These acquisitions are expected to close before June 30, 2002. We may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected by increased intangibles amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management's attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock could be reduced.

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

        Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions providers that utilize these technologies.

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

        The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Because of the rapid changes to, and volatility in, the Internet software and service industry, many well-capitalized companies that may have chosen sectors of the industry that are not competitive with our business including our partners, may refocus their activities and resources. As a result, they could deploy their resources and enter a business that is competitive with ours. In addition, with consolidation in the Internet software and service industry, many software developers that may have become our partners could acquire or develop the capabilities of performing our services for themselves or merge with our competitors.

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

        We intend to compete by providing targeted technical / industry expertise, leveraging existing relationships and reputation to acquire new business and by providing superior, more personalized service than our larger, better capitalized competitors.

Risks Relating to Ownership of Our Stock

        We are, and will continue to be, controlled by our officers and directors, which could result in us taking actions that other stockholders do not approve.

        Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 40% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company. In addition, sales of our common stock by the former Compete stockholders, and if the mergers are consummated, former Vertecon and Javelin stockholders, to a third party may result in a change of control of our company.

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

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership in our stock.

        We believe the cash requirements of integrating and operating Vertecon and Javelin will increase our near term capital requirements by approximately $1.5 million. We believe our existing line of credit, along with our recent $1.9 million preferred stock offering, should provide sufficient resources to satisfy our near term capital requirements. However, while we do not see an immediate need, in the future we may need to raise additional funds through public or private debt or equity financing in order to:

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

Our common stock could be delisted from the Nasdaq SmallCap Market, which could make trading our stock more difficult.

        Our common stock is currently listed on the Nasdaq SmallCap Market. However, our shares could be subsequently delisted if, among other things, our stock price declines below $1.00 per share. Delisting would force us to list our shares on the OTC Bulletin Board or some other quotation medium, such as "pink sheets," depending upon our ability to meet the specific listing requirements of those quotation systems. As a result, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations for, our common stock. Delisting could also reduce the visibility, liquidity and price of our common stock.

        If our common stock is delisted from the Nasdaq SmallCap Market and does not trade on another national securities exchange, we may become subject to "penny stock" regulations that impose additional sales practice disclosure and market making requirements on broker-dealers who sell or make a market in our stock. In such instance, the rules of the Securities Exchange Commission would generally define "penny stock" to be common stock that has a market price of less than $5.00 per share and is not listed on a national securities exchange. If our stock becomes subject to penny stock regulations, it would adversely affect the ability and willingness of broker-dealers who sell or make a market in our common stock and of our shareholders to sell our stock in the secondary market.

Risks Particular to the Acquisition of Vertecon

We may have difficulty integrating the business of Vertecon into our existing operations.

        The acquisition of Vertecon will involve the integration into Perficient of a company that has previously operated independently, with a focus on different geographical markets and software products utilizing different personnel. We cannot assure you that we will be able to integrate the operations of Vertecon without encountering difficulties or experiencing the loss of key Vertecon employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, we cannot assure you that the management teams of Perficient and Vertecon will be able to satisfactorily work with one another.

The Vertecon stockholders may be able to significantly influence us following the Stock Issuance.

        The substantial ownership of our common stock by Vertecon's current stockholders after the Vertecon Merger will provide them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient's stockholders. Following the closing of the Vertecon Merger and Javelin Merger, the ownership of our common stock by the Vertecon stockholders will represent up to 20% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the Vertecon stockholders. In addition, sales of our common stock by the Vertecon stockholders to a third party may result in a change of control of Perficient.

We may lose rights under contracts with customers and other third parties as a result of the Vertecon Merger.

        Perficient and Vertecon each have contracts with suppliers, customers, licensors, licensees and other business partners. The Vertecon Stock Issuance may trigger requirements under some of these contracts to obtain the consent, waiver or approval of the other parties. If we cannot do so, we may lose some of these contracts or have to renegotiate the contracts on terms that may be less favorable. In addition, many of these contracts are for a short term or can be terminated following a short notice period. A loss of any of these contracts would reduce our revenues and may, in the case of some contracts, affect rights that are important to the operation of our business.

Inability of Perficient to satisfy Vertecon's liabilities and absorb Vertecon's net working capital deficit.

        As of December 31, 2001, Vertecon had current liabilities in excess of its current assets. The absorption of this net working capital deficit by Perficient as a result of the Vertecon Merger, as well as associated transaction costs of $350,000 could strain Perficient's capital resources. As of December 31, 2001, Perficient has loaned Vertecon approximately $600,000 in order to fund its operations. We believe that this loan, combined with Vertecon's operating cash flow should be sufficient to provide for Vertecon's working capital requirements through closing. We anticipate that our existing asset backed $6 million Line of Credit and available cash following the closing of the Vertecon Merger will provide ample financing to cover the transaction costs, absorb the working capital deficit, and provide working capital for the combined company going forward.

Inability of Perficient and Vertecon to successfully close Vertecon's pipeline of new business.

        The success of Vertecon's business model relies on the continuing sale of its services to both new and existing customers. While Vertecon's existing backlog of customer contracts and pipeline of business prospects appears to be consistent with historical levels, there can be no guarantee that after the merger Perficient will be as successful in closing new business as Vertecon has been in the past. Any failure by Perficient to close business at historical rates could have a significant impact on revenues and lead to significant losses.

Vertecon will face many of the same risk factors as we do.

        Because Vertecon's business is very similar to ours, it faces many of the same risks as we do. Our investment in Vertecon is subject to, among others, the following risk factors:

  •
  Vertecon's limited operating history makes evaluating its business difficult;

  •
  Vertecon's customers are not obligated to use its services;

  •
  Vertecon's success will depend upon retaining its management team;

  •
  Vertecon's quarterly operating results will be volatile and may cause our stock price to fluctuate; and

  •
  Vertecon focuses solely on the Internet professional services industry and could be damaged by any downturn in this industry.

Risks Particular to the Acquisition of Javelin

We may have difficulty integrating the business of Javelin into our existing operations.

        The acquisition of Javelin will involve the integration into Perficient of a company that has previously operated independently, with focuses on different geographical markets and software products utilizing different personnel. We cannot assure you that we will be able to integrate the operations of Javelin without encountering difficulties or experiencing the loss of key Javelin employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, we cannot assure you that the management teams of Perficient and Javelin will be able to satisfactorily work with one another.

You will suffer immediate and substantial dilution of your percentage equity and voting interest. Javelin Shareholders could own approximately 21% of the combined company.

        We will issue up to 2,216,255 shares of common stock in connection with the merger, of which approximately 1,108,127 of the shares of common stock issued will be reserved and held in escrow to cover possible indemnification obligations. We will also convert existing Javelin options into options to purchase approximately 451,717 shares of Perficient's common stock. The 2,216,255 shares would represent approximately 21% of the number of shares of our common stock outstanding on a fully-diluted basis as of December 31, 2001 after giving effect to the Vertecon Merger and the Javelin Merger (assuming the maximum number of shares is issued under each of the mergers). Accordingly, the Javelin Merger will have the effect of substantially reducing the percentage equity and voting interest held by each of our stockholders.

We will incur $1,500,000 of additional indebtedness as a result of the acquisition of promissory notes.

        We will issue or assume an aggregate of $1,500,000 of promissory notes to the stockholders of Javelin at the Closing of the Javelin Merger. As a result our liabilities will be increased by $1,500,000.

The Javelin stockholders may be able to influence us significantly following the Stock Issuance.

        The substantial ownership of our common stock by Javelin's current stockholders after the Javelin Merger will provide them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient's stockholders. Following the closing of the Javelin Merger and the Vertecon Merger, the ownership of our common stock by Javelin's stockholders will represent up to 21% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the Javelin stockholders. In addition, sales of our common stock by the Javelin stockholders to a third party may result in a change of control of Perficient.

We may lose rights under contracts with customers and other third parties as a result of the Javelin Merger.

        Perficient and Javelin each have contracts with suppliers, customers, licensors, licensees and other business partners. The Javelin Stock Issuance may trigger requirements under some of these contracts to obtain the consent, waiver or approval of the other parties. If we cannot do so, we may lose some of these contracts or have to renegotiate the contracts on terms that may be less favorable. In addition, many of these contracts are for a short term or can be terminated following a short notice period. A loss of any of these contracts would reduce our revenues and may, in the case of some contracts, affect rights that are important to the operation of our business.

Inability of Perficient and Javelin to successfully close Javelin's pipeline of new business.

        The success of Javelin's business model relies on the continuing sale of its services to both new and existing customers. While Javelin's existing backlog of customer contracts and pipeline of business prospects appears consistent with historical levels, there can be no guarantee that after the merger, Perficient will be as successful in closing new business as Javelin has been in the past. Any failure by Perficient to close business at historical rates could have a significant impact on revenues and lead to significant losses.

Javelin will face many of the same risk factors as we do.

        Because Javelin's business is very similar to ours, it faces many of the same risks as we do. Our investment in Javelin is subject to, among others, the following risk factors:

  •
  Javelin's limited operating history makes evaluating its business difficult;

  •
  Javelin's customers are not obligated to use its services;

  •
  Javelin's success will depend upon retaining its management team;

  •
  Javelin's quarterly operating results will be volatile and may cause our stock price to fluctuate; and

  •
  Javelin focuses solely on the Internet professional services industry and could be damaged by any downturn in this industry.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements contained in or considered a part of this annual report on Form 10-KSB discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Risks Factors" in this Report on Form 10-KSB. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 2—DESCRIPTION OF PROPERTY

        We lease approximately 5,900 square feet of office space in Austin, Texas from HUB Properties Trust. The initial term of the lease is three years from April 2000 with the right to extend the lease for two additional periods of three years each. Annual fixed rent is $10,314 per month in the first year of the initial term, $10,560 per month in the second year of the initial term, and $10,805 per month in the third year. We are also obligated to pay 5.77% of our landlord's taxes and operating costs associated with the building as additional rent, resulting in a total monthly rental payment of approximately $15,000. During November 2000, we began subleasing approximately 2,900 square feet of office space in Austin, Texas from Powershift Ventures, LLC, under an agreement, as revised in March 2001, that terminated on December 31, 2001. The rent is approximately $2,900 per month. Steven G. Papermaster, a member of our Board of Directors, is the president and a beneficial owner of Powershift Ventures, LLC. Mr. Papermaster also controls Powershift Ventures, L.P., one of our principal stockholders.

        We lease approximately 1,100 square feet of office space in New London, Connecticut under an agreement with Columbus Park, which terminates on October 31, 2002. Annual rent is $1,243 per month during the first year and $1,280 per month during the second year of the lease. We lease approximately 4,320 square feet of office space in Lisle, Illinois from Ronald L. Berns and Vincent A. Solano, Jr. under a lease expiring on September 14, 2003. The rent is approximately $6,900 per month. We began leasing office space in London, England under a lease that expired in November 2001 for approximately $8,400 per month that is continuing on a month to month basis. We previously leased office space in Maidenhead, England under a lease that expired in March 2001 for approximately $3,200 per month and a subsequent lease that expired in August 2001 for approximately $9,500 per month. We lease approximately 2,400 square fee of office space in London, Ontario under an agreement that expires March 2004, for approximately $3,200 per month.

ITEM 3—LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

        We received a demand letter from a company claiming that our Web Site induces patent infringement by others and requesting that we enter into a license agreement with the company that could require us to pay up to $150,000. We believe the claim is without merit and intend to vigorously defend the claim.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ending December 31, 2001.

PART II

ITEM 5—MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq SmallCap Market under the symbol "PRFT." Public trading of our common stock commenced on July 29, 1999. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock on the Nasdaq SmallCap Market.

	High	Low
Year Ended December 31, 2000:
First Quarter	$27.13	$10.06
Second Quarter	21.00	11.00
Third Quarter	18.13	8.94
Fourth Quarter	19.38	5.00
Year Ended December 31, 2001:
First Quarter	$8.00	$2.44
Second Quarter	4.82	2.50
Third Quarter	3.55	1.20
Fourth Quarter	2.49	0.84

        As of March 6, 2002, there were in excess of 400 beneficial holders of our common stock. On March 6, 2002, the last sale price reported on the Nasdaq SmallCap Market for our common stock was $1.55 per share.

        We have never declared or paid any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. Our line of credit currently prohibits the payment of cash dividends.

        We have entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which we have sold 1,984,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, to such investors for a purchase price of $1.00 per share. Each share of Series A Preferred Stock is initially convertible into one share of our common stock, par value $0.001 per share, at the election of the holder. We have also issued Warrants to purchase 992,000 shares of our common stock in connection with this sale of Series A Preferred Stock. For every two shares of Series A Preferred Stock purchased by an investor, such investor received a Warrant to purchase one share of our common stock at an initial exercise price of $2.00 per share of common stock. This sale was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        Subject to earlier release under certain circumstances, the proceeds from the sale of Series A Preferred Stock as well as the certificates representing the Series A Preferred Stock and the Warrants will remain in escrow subject to the consummation of the Vertecon Merger and the Javelin Merger and the approval of certain matters by Perficient stockholders. If these conditions are not satisfied by April 30, 2002, or if either the Vertecon Merger or Javelin Merger is terminated, all proceeds from the sale of the Series A Preferred Stock will be promptly returned to the investors.

ITEM 6—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this annual report on Form 10-KSB. In addition to historical information, this management's discussion and analysis of financial condition and results of operations and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this annual report.

        We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, software company partners and their end-user customers.

        In October 2000, we entered into a new services agreement with IBM under which we provide deployment, integration and training services to IBM's WebSphere customers. The agreement provides for us to render services over a three-year period which began in October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Revenue from IBM was approximately 37% of total revenue for 2001. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. Our agreement with IBM provides generally that we receive four month's notice of any termination. Our agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors.

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

        Our revenue and operating results are subject to substantial variations based on our partners' sales and our end-user customers' expenditures and the frequency with which we are chosen to perform services for their end-user customers. Revenue from any given customer will vary from period to period. We expect, however, that significant customer concentration will continue for the foreseeable future. To the extent that any significant customer uses less of our services or terminates its relationship with us, our revenue could decline substantially.

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

        During 2001, we implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001 and $211,000 during the third quarter of 2001 consisting mostly of severance costs to former employees and the remaining commitment under an office space lease Perficient no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Javelin and Vertecon. As part of this restructuring, we reduced our workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. As of December 31, 2001, approximately $23,000 of restructuring costs is included in other current liabilities, which we expect to pay prior to March 31, 2002. We also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was not pursued.

Results of Operations
Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

        Revenue.    Revenue increased from $19,964,000 during 2000 to $20,417,000 during 2001. The increase in revenue from 2000 to 2001 is the result of increased revenue attributed to Compete, Inc., which was acquired on May 1, 2000. On a pro forma basis, including the results of the acquisition of Compete, revenue declined from $23,111,00 for 2000 to $20,417,000 for 2001 reflecting a decrease in the number of projects and consultants performing services, and the general decline of the service market. The number of consultants who performed services for us declined from 171 at December 31, 2000 to 89 at December 31, 2001. During 2001, 37% of our revenue was derived from IBM.

        Cost of Revenue.    Cost of revenue, consisting of salaries and benefits associated with our technology professionals and of project related expenses, increased from $9,931,000 for 2000 to $11,879,000 for 2001. The increase in cost of revenue is attributable to the acquisition of Compete, Inc., which was acquired on May 1, 2000. On a pro forma basis, including the results of the acquisition of Compete, cost of revenue was $11,421,000 in 2000 and $11,879,000 in 2001. The slight increase in cost of services reflects an increase in our average salary and the implementation of a bonus plan that was in place during the entire period of 2001 and only a portion of the period in 2000, offset by a decline in the number of consultants who performed services for us over the related periods. The number of consultants who performed services for us decreased from 171 at December 31, 2000 to 89 at December 31, 2001. Certain of the 2001 workforce reductions were made near the end of the current period and the cost reductions are not yet reflected in the results.

        Gross Margin.    Gross margin decreased from $10,033,000 for 2000 to $8,537,000 for 2001. Gross margin as a percentage of revenue was 50% in 2000 and 42% in 2001. The decrease in gross margin as a percentage of revenue is due to the lower effective utilization rates during the period and an increase in our average salary. The future direction for gross margin is uncertain due to many factors including our ability to successfully manage the utilization rates of our consultants.

        Selling, General and Administrative.    Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses decreased from $10,580,000 for 2000 to $8,832,000 for 2001. Selling, general and administrative expenses as a percentage of revenue were 53% in 2000 and 43% in 2001. The decrease in selling, general and administrative expenses was the result of a $2,300,000 decrease in travel and entertainment, recruiting, marketing, investor relations, professional fees, public relations and other miscellaneous costs as a result of cost cutting initiatives and lower recruiting volume offset by a $200,000 increase in depreciation and tangible amortization, a $100,000 increase in rent expense and a $200,000 increase in telecom costs resulting from increased operations requirements as the Compete acquisition was in the numbers for all of 2001 and only a part of the 2000 period. On a pro forma basis, including the results of operations of Compete, our selling, general and administrative expenses decreased from $11,311,000 for 2000 compared to $8,832,000 for 2001. This decrease is a result of workforce reductions, cost controls put in place around non-billable travel and entertainment and other cost reduction initiatives implemented during 2001.

        Stock Compensation.    Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants during 2001, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense increased from $76,000 during 2000 to $664,000 in 2001 as a result of option grants to employees at below fair market value and the granting of options to certain non-employee consultants.

        Intangibles Amortization and Impairment Charge.    Intangibles amortization expense consists of amortization of goodwill arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000. We amortized the goodwill and other acquired intangibles associated with these acquisitions over a three-year period. Amortization expense increased from $12,942,000 for 2000 to $15,312,000 for 2001. The increase in amortization expense during 2001 compared to 2000 is due to a full year of amortization expense being recognized during 2001 whereas 2000 includes amortization subsequent to the respective acquisition dates. During the third quarter of 2001, we recognized an impairment charge of approximately $27 million to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value based on undiscounted cash flows and other factors including market capitalization, net book value, and other indicators of value.

        Interest Income (Expense).    Interest income for 2000 was $263,000 compared to interest income of $31,000 for 2001. Interest income during 2000 was higher than 2001 due to the higher cash balance in 2000 resulting from our July 1999 initial public offering and our February 2000 private placement. Interest expense was approximately $151,000 during 2000 compared to $122,000 during 2001. The decrease in interest expense is due to a lower average interest rate on our borrowings, and a decrease in average total borrowings outstanding during 2001 compared to 2000.

Liquidity And Capital Resources

        We had a line of credit facility with Silicon Valley Bank, which provided for us to borrow up to $6,000,000, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which was set to expire June 29, 2002, bear interest at the bank's prime rate plus 0.85%. In December 2001, we entered into a new line of credit arrangement with Silicon Valley Bank that expires in December 2003. The agreement provides for us to borrow up to $6,000,000, subject to certain borrowing base calculations based on eligible accounts receivable as defined in the agreement. We are required to maintain certain financial covenants under this agreement. Borrowings under the agreement bear interest at the bank's prime rate plus 1.5%. The agreement also provides for a minimum interest payment and an early termination fee. As of December 31, 2001, there was $700,000 outstanding and approximately $900,000 remaining in availability under this line of credit. The line of credit agreement of Vertecon with The PrivateBank and the line of credit agreement of Javelin with Wells Fargo Bank will each be satisfied in full and terminated following the closing of each of the respective acquisitions. We intend to utilize funds available under our line of credit with Silicon Valley Bank and available cash following the closings to satisfy the Vertecon and Javelin indebtedness.

        Cash provided by operations for the year ended December 31, 2001 was $2,752,000. As of December 31, 2001, we had $1,412,000 in cash and working capital of $2,494,000.

        On December 21, 2001 we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at the election of the holder. We have also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance. We obtained access to $825,000 of the funds from the sale of Series A Preferred Stock on January 29, 2002. The rest of the funds are in escrow subject to the completion of the Vertecon and Javelin mergers, and will be released when those mergers close. If the Vertecon Merger or the Javelin Merger is not consummated by April 30, 2002 or the approval of Perficient's shareholders is not obtained by April 30, 2002, all proceeds from the sale of the Series A Preferred Stock will be promptly returned to the investors. We plan to use these funds to strengthen our working capital position and other corporate purposes.

        During October through December 2001, we loaned $600,000 to Vertecon to fund Vertecon's short-term working capital requirements. The promissory note bears interest at the prime rate plus 0.50% and matures at the earlier of March 31, 2002, the closing of our merger with Vertecon, or termination of the merger agreement. The promissory note is subordinate to Vertecon's line of credit with The PrivateBank, and repayment cannot occur without the prior written consent of The PrivateBank or at such time that all amounts due The PrivateBank have been paid in full. We borrowed $600,000 under our line of credit facility with Silicon Valley Bank to fund this advance. We anticipate loaning Vertecon an additional $200,000 in the first quarter of 2002 to fund their working capital needs up until the acquisition consummation date and intend to use available borrowings under our line of credit with Silicon Valley Bank to fund this anticipated advance.

        In connection with the pending acquisition of Javelin we will issue $1.5 million in notes. $1 million of the notes will be paid in equal annual installments over four years on the anniversary of the closing date of the acquisition. The other $500,000 will be paid in eight equal quarterly installments following the closing date of the acquisition.

        We expect to fund our operations during 2002 from cash generated from operations and short-term borrowings and, as necessary, from our line of credit facility, in addition to the aforementioned sale of Series A Convertible Preferred Stock. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

        As a result of the Vertecon and Javelin mergers, in addition to the aforementioned preferred stock issuance, we expect to borrow under our existing line of credit facility to fund the costs of the merger and to fund the payment of certain of Vertecon's outstanding obligations. The amount of borrowings available to us is based on a percentage of our receivables. In the event our working capital needs subsequent to the merger exceed our borrowing capacity, we may need to obtain additional financing to continue our operations. Additional debt or equity financing may not be available when needed or on satisfactory terms.

Accounting Policies

        Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed. The Company's normal payment terms are net 30 days. The Company's agreement with IBM provides for net 45 day payment terms. Reimbursements for out-of-pocket expenses are included as a component of cost of services. We have arrangements with a limited number of customers. IBM accounted for 37% of our revenue during 2001. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition. Amounts owed to us by IBM represented 31% of our accounts receivable, or $913,000, as of December 31, 2001. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

        The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows, market capitalization, among other valuation methodologies. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events and circumstances which might result in diminished fair value or revised useful life, which may include:

  •
  the significant decline over a sustained period of time in the Company's stock price;

  •
  the significant deficit in the Company's net book value compared to its current market capitalization;

  •
  the reduced demand for our services and corresponding reduction in revenues in light of the current economic recession and general softness in demand for IT services; and

  •
  a history of operating losses.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management does not expect the adoption of these Statements to have a material affect on Perficient's consolidated financial position or results of operations due to the impairment charge recorded during the quarter ended September 30, 2001 in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which reduced the recorded intangibles to current estimated fair value.

        In November 2001, the FASB issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This FASB Staff Announcement stated that it believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This FASB Announcement will be effective for our fiscal year beginning January 2002 and will result in a restatement of revenues to increase revenues for the amount of reimbursements received for out-of-pocket expenses. The current presentation of revenue excludes out-of-pocket expenses and includes them, on a net basis, as a component of cost of services.

Summary Unaudited Statements of Core Operations (including the effect of material acquisitions)

        The unaudited statements of core operations exclude the impact of goodwill amortization, stock compensation, depreciation, intangibles impairment charge, acquisition related expenses, other noncash expenses and other one time gains and charges. The unaudited statement of core operations (including the effect of material acquisitions) for the year ended December 31, 2000 gives effect to the acquisition of Compete, Inc. as if this acquisition had been consummated as of January 1, 2000. The unaudited statements of core operations do not purport to be indicative of the results of operations that would have been obtained had such acquisitions been completed as of the assumed dates and for the periods presented or of future results. You should read this information together with Management's Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-KSB. These statements of core operations are presented because management believes core net income (loss) is a widely accepted indicator of a company's operating performance. Core net income measures presented may not be comparable to similarly titled measures presented by other companies. Core net income is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Our historical GAAP basis cash provided by (used in) operations, excluding the effects of material acquisitions, was approximately $(2,796,000) and $2,752,000 during 2000 and 2001, respectively. Our historical net loss, excluding the effects of material acquisitions, was approximately $13,627,000 and $43,886,000 during 2000 and 2001, respectively.

	Year Ended December 31,
	2000	2001
Revenue	$23,110,578	$20,416,643
Cost of revenue	11,421,371	11,879,224

Gross margin	11,689,207	8,537,419
Selling, general and administrative	11,311,092	8,298,457

Total core operating income(A)	378,115	238,962
Interest income (expense), net	94,239	(91,302)
Other income (expense), net	—	(1,608)

Core pretax income(A)	472,354	146,052
Pro forma provision for income taxes(B)	174,771	54,039

Core net income(A)	$297,583	$92,013

Core net income per share(A):
Basic	$0.06	$0.02

Diluted	$0.04	$0.01

Shares used in computing basic core net income per share	4,940,260	5,882,272

Shares used in computing diluted core net income per share	6,855,105	6,828,191

(A)
Core operating income, core pretax net income, core net income and core net income per share exclude the impact of goodwill amortization, depreciation, stock compensation, intangibles impairment charge, acquisition related expenses, other noncash expenses and other one time gains and charges. A summary of expenses and one-time gains excluded from the 2001 presentation is as follows:

Intangibles amortization and impairment charge	$42,110,458
Depreciation	494,586
Stock compensation	663,948
Other stock based expenses	39,000
Restructuring expense	643,123
Postponed offering costs	123,354

Total costs excluded for 2001	$44,074,469

(B)
Core net income and core net income per share include a tax provision at an assumed effective rate of 37%.

ITEM 7—CONSOLIDATED FINANCIAL STATEMENTS

        The financial statements required by this Item 7 are listed in Item 13(a)(1) and begin at page F-1 of this report.

ITEM 8—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Our executive officers, key employees and directors, and their ages as of the filing date are as follows:

Name	Age	Position with Perficient	Held Position Since
John T. McDonald	38	Chief Executive Officer and Chairman of the Board of Directors	1999
Sam J. Fatigato	41	President, Chief Operating Officer and Director	2000
Matthew P. Clark	30	Chief Financial Officer	2001
Steven G. Papermaster	43	Director	1998
David S. Lundeen	40	Director	1998
Dr. W. Frank King	62	Director	1999
Philip J. Rosenbaum	51	Director	1999
Andy Sweet	35	Chief Technology Officer	2000
Jeff Davis(1)	37	Proposed Chief Operating Officer	N/A
Tim Thompson(1)	41	Proposed Chief Business Development Officer	N/A
Dale Klein(2)	36	Proposed Chief Corporate Development Officer and Anticipated Nominee for Director	N/A
Charles Windsor(1)(3)	41	Nominee for Director	N/A
Michael J. Cromwell, III(3)	45	Nominee for Director	N/A
Robert E. Pickering, Jr.(3)	50	Nominee for Director	N/A

(1)
Will assume indicated position upon the closing of the Vertecon Merger.

(2)
Will assume indicated position upon the closing of the Javelin Merger.

(3)
Nominee for director.

Certain Biographical Information Concerning Directors, Executive Officers, and Key Employees

        John T. McDonald joined Perficient in April 1999 as Chief Executive Officer and was elected Chairman of the Board in March 2001. Since October 1998, Mr. McDonald has been the president of Beekman Ventures, Inc., a venture capital firm specializing in private equity investments in technology companies. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that is currently a subsidiary of GTECH Corporation. GTECH acquired VideoSite in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York focusing on mergers and acquisitions and corporate finance. Mr. McDonald received a B.A. in Economics from Fordham University in 1984 and a J.D. from Fordham Law School in 1987.

        Sam J. Fatigato was named President in March 2001 and was appointed to the Board of Directors and has served as Chief Operating Officer since May 1, 2000, upon the acquisition by way of merger of Compete, Inc. From 1996 until May 2000, Mr. Fatigato served as Chief Executive Officer of

Compete, Inc. Prior to co-founding Compete, Mr. Fatigato was employed by IBM for 12 years, where he held various technical, sales and operational management positions. Mr. Fatigato received a B.A. from Northwestern University in 1983.

        Matthew P. Clark joined Perficient as Managing Director of Finance in May 2000 and was promoted to the CFO position in August 2001. Prior to Perficient, Matt served as CFO of Compete Inc., a Chicago based Internet Services firm. Before joining Compete, Matt worked as a research analyst for Salomon Brothers, covering the Computer Services sector, including companies such as EDS, FDC and ADP. Matt graduated Magna Cum Laude with a B.S. degree in Quantitative Economics from the University of California at San Diego in 1993.

        Steven G. Papermaster joined Perficient in April 1998 as a director and served as Chairman from May 1999 through February 2001. He is also the Chairman of Powershift Group, an Austin-based technology venture development firm, and the general partner of Powershift Ventures, L.P., one of our principal stockholders. Mr. Papermaster served as Chief Executive Officer of Agillion, Inc. through November 2000. Agillion, Inc. filed for protection under the federal bankruptcy laws in July 2001. He currently serves as a member of the Board of Directors of Vignette Corporation and various privately-held companies. From 1987 to December 1997, Mr. Papermaster was the founder, chairman and Chief Executive Officer of BSG Corporation. Mr. Papermaster received a B.A. in Finance from the University of Texas at Austin in 1981 and began his career as a consultant with Arthur Andersen & Co. in the Management Information Consulting Division.

        David S. Lundeen joined Perficient in April 1998 as a director. Since March 1999, Mr. Lundeen has been a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen currently serves as a member of the Board of Directors of Netpliance, Inc. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988.

        Dr. W. Frank King became a member of the Board of Directors in June 1999. He has served as a Director of PSW Technologies, Inc., now known as Concero Inc., a publicly-traded consulting services company, since October 1996. From 1992 to August 1998, Dr. King served as President and Chief Executive Officer of PSW. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was employed with IBM for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King currently serves on the boards of directors of Aleri, Inc., Eon Communications, Inc., Ivasis and Natural Microsystems Corporation. Dr. King earned a Ph.D. in electrical engineering from Princeton University, an M.S. in electrical engineering from Stanford University and a B.S. in electrical engineering from the University of Florida.

        Philip J. Rosenbaum became a member of Perficient's Board of Directors in June 1999. Since May 1995, Mr. Rosenbaum has been a self-employed developer of new businesses, investor and consultant. From February 1993 to May 1995, Mr. Rosenbaum was Vice President of International Operations of Unify Corporation, a software development tool supplier. Mr. Rosenbaum also serves on the board of directors of a privately held software company. Mr. Rosenbaum received a B.S. from Rutgers in 1972.

        Andy Sweet joined Perficient in May 2000 as Chief Technology Officer. From November 1998 until joining Perficient, Andy was CTO of Compete, Inc. where he focused on Java and XML technologies. Prior to Compete, Andy co-founded Visual Software Integration, a product and consulting services firm focused on high-volume e-commerce websites. Andy is a frequent speaker on e-commerce architecture and implementation. Andy received a B.S. in Computer Science from Louisiana Tech University.

        Jeff Davis will become Perficient's Chief Operating Officer upon the closing of the Vertecon Merger. He is currently serving the same role at Vertecon prior to its merger with Perficient. Mr. Davis has 13 years of experience in technology management and consulting. Prior to Vertecon, Jeff was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Jeff has an M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

        Tim Thompson will become Perficient's Chief Business Development Officer upon the closing of the Vertecon Merger. Tim currently is serving in the same role at Vertecon. Before joining Vertecon, Tim was Director of Business Development for Arthur Andersen's Great Plains Market Circle, a rapidly growing business unit with more than $200 million in annual revenue. Before that, he spent several years in marketing, sales and management with IBM. Tim has an M.B.A. from Washington University and a B.S. in Mathematics from the University of Notre Dame. He is a certified facilitator of Franklin-Covey's Seven Habits of Highly Effective People.

        Dale S. Klein will become the Chief Corporate Development Officer and General Manager of the Minneapolis Region of Perficient following the closing of the Javelin Merger. Mr. Klein is the Chief Executive Officer and a co-founder of Javelin. Prior to his employment with Javelin, Mr. Klein was employed by MCI Systemhouse where he held various technical consulting positions. Mr. Klein received an M.B.A from the University of Dallas and a B.S. from Minnesota State University, Mankato.

        Charles Windsor will become a director of Perficient upon the closing of the Vertecon Merger. Charles was Vertecon's President and Chief Executive Officer. Prior to his experience at Vertecon, Charles was a Senior Manager with Ernst & Young's Consulting Services Practice, where he was a key part of growing the business from $200 million to $2.5 billion in revenues. Earlier, Charles was with Andersen Consulting in their Aerospace and Defense Practice. Charles has an M.B.A. in Finance from Boston University and a B.A. degree from the University of Missouri. He is involved with numerous charitable, civic and community organizations.

        Michael J. Cromwell, III is a nominee for director. Michael is the co-founder of WWC Capital Group, LLC, which provides investment banking services to middle market technology companies. Michael focuses his efforts on information technology services firms and enterprise software firms. Since co-founding WWC Capital Group, LLC, nearly four years ago, Michael has advised IT firms on nearly $1 billion in merger and acquisition transactions. Prior to forming WWC Capital Group, LLC, Michael spent twelve years as a senior executive with ManTech International Corporation, a leading IT services firm, and its publicly traded affiliate, GSE Systems, Inc. At ManTech, Michael was the principal executive responsible for completing over twenty acquisitions, several divestitures and over twelve financing transactions ranging from senior debt to mezzanine capital to an initial public offering. Michael earned a BA degree from Yale University and a JD from Georgetown University. He is a member of the Board of Directors of the Rowing Club at St. Albans and National Cathedral Schools.

        Robert E. Pickering, Jr. is a nominee for director. Robert began his IT services career in 1985 at Arthur Andersen (now Accenture), where he was a partner. After 11 years at Andersen, working with such clients as Continental Airlines, Halliburton, Tenneco, and other Fortune 500 firms, Mr. Pickering joined First City Bankcorp as CIO. Three years later, he became CIO of Continental Airlines. Robert was also Chairman and CEO of Origin, one of the largest IT services companies in Europe. Robert was chairman and CEO of edi BV which filed for protection under the federal bankruptcy laws in December 2001. Robert also serves on the boards of a variety of organizations including the American

Chamber of Commerce in the Netherlands, B&J Foodservice in Kansas City, Ora and Information Innovation, a technology products group based in the Netherlands. Robert is a graduate of Baylor University.

Composition and Meetings of the Board of Directors and Committees

        The Board of Directors is currently comprised of six directors, each serving a term until the next annual meeting of stockholders. In connection with Perficient's acquisition by way of merger of Compete Inc., Bryan R. Menell resigned his position as a director effective May 1, 2000. As a condition to the acquisition of Compete Inc., we agreed to nominate and recommend Mr. Fatigato as one of our directors so long as he and the other shareholders and accelerated option holders of Compete Inc. and their affiliates own more than ten percent (10%) of the shares of Perficient common stock issued to them in the acquisition transaction. If Mr. Fatigato, however, is not elected to the Board of Directors, he will continue to have the right to attend and observe all meetings of our Board of Directors.

        Gilford Securities Incorporated, the underwriter of Perficient's initial public offering and placement agent in Perficient's private placement, may also designate one person for election to our Board of Directors through February 2003. To date, Gilford has not designated any persons to the Board of Directors. In the event Gilford does not elect to designate a nominee to the Board of Directors, Gilford may designate one person to attend meetings of the Board of Directors as an observer during such period.

Committees of the Board of Directors

        The Board of Directors has created a Compensation Committee and an Audit Committee. The Board of Directors has not created a Nominating or similar Committee. Both the Compensation Committee and the Audit Committee are comprised of Dr. W. Frank King and Philip J. Rosenbaum, each of whom is an independent director.

        The functions of the audit committee will be to:

  •
  recommend annually to our board of directors the appointment of our independent auditors;

  •
  discuss and review in advance the scope and the fees of our annual audit and review the results thereof with our independent auditors;

  •
  review and approve non-audit services of our independent auditors;

  •
  review compliance with our existing major accounting and financial reporting policies;

  •
  review the adequacy of major accounting and financial policies;

  •
  review our management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices;

  •
  review compliance with applicable Securities and Exchange Commission and Nasdaq rules regarding audit committees; and

  •
  comply with any additional requirements set forth in the audit committee's charter.

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

Limitation on Director/Officer Liability

        Article 6 of our certificate of incorporation provides that no director shall be liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by Delaware law.

        Article 11 of our bylaws provide that we shall indemnify, to the fullest extent permitted by Delaware law, any and all of our directors and officers, or former directors and officers, or any person who may have served at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise.

        We have entered into Indemnity Agreements with each of our directors and officers. Under these agreements, we are obligated, to the extent permitted by Delaware Law, to indemnify such directors and officers against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they served as directors or officers or assumed certain responsibilities at our direction. We have purchased directors and officers liability insurance in order to limit our exposure to liability for indemnification of directors and officers.

        Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. Based solely on a review of the copies of reports furnished to us and written representations from our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that, during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied, except that Messrs. Fatigato and Simone filed a Form 5 late reporting small acquisitions that did not otherwise need to be reported on Form 4 and Mr. McDonald reported late a transaction that occurred in November 2001.

ITEM 10—EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as Perficient's Chief Executive Officer and certain other executive officers during fiscal year 2001 for services rendered in all capacities during the years presented. John T. McDonald joined Perficient in April 1999 and assumed the duties of Chief Executive Officer. John A. Hinners joined Perficient in April 1999 and resigned in July 2001. Sam J. Fatigato joined Perficient in May 2000. Matthew P. Clark joined Perficient in May 2000 and was appointed Chief Financial Officer in August 2001.

Summary Compensation Table
		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)		Securities Underlying Options(#)(2)
John T. McDonald, Chief Executive Officer and Chairman of the Board	2001 2000 1999	$ $ $	174,825 154,750 50,000	$ $ $	— — —	$ $ $	2,627 2,246 —	406,211 50,000 —
Sam J. Fatigato, President, Chief Operating Officer and Director	2001 2000	$ $	166,500 103,750	$ $	— —	$ $	2,502 1,388	212,217 9,141
Matthew P. Clark(3) Vice President and Chief Financial Officer	2001		$121,875		$—		$1,981	83,484
John A. Hinners, Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	103,125 141,667 9,618	$ $ $	— — —	$ $ $	39,231 2,125 —	96,199 67,500 60,000

(1)
Amounts represent 401(k) employer match and also includes severance pay for Mr. Hinners.

(2)
In January 2002, Mr. McDonald was granted options to purchase 63,000 shares of our common stock with an exercise price of $1.25 per share. In September 2001, Mr. McDonald was granted options to purchase 106,383 shares of common stock with an exercise price of $0.31 per share in lieu of a $50,000 cash bonus.

(3)
Mr. Clark became Chief Financial Officer in August 2001.

Employment Agreements

        We have a two-year employment agreement with Mr. McDonald that terminates on December 31, 2003. Mr. McDonald's employment agreement provides for the grant of options to purchase 100,000 shares of our common stock that vest over a three year period. In addition, Mr. McDonald may receive a bonus and/or stock option under Perficient's stock option plan as determined by the Board of Directors. Mr. McDonald will receive twelve months severance pay if: (1) Perficient terminates him without cause; (2) he is terminated following a change of control; or (3) Mr. McDonald terminates his employment within twelve months after a change of control of Perficient. Additionally, Mr. McDonald has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment. At the request of our Board of Directors, Mr. McDonald waived a $50,000 accrued cash bonus in consideration of the issuance of options to purchase 100,000 shares in 2002 of our common stock at an exercise price of $0.31 per share.

        We have a two-year employment agreement with Mr. Fatigato that terminates on December 31, 2003. Mr. Fatigato's employment agreement provides for the grant of options to purchase 100,000 shares of our common stock that vest over a three-year period. In addition, Mr. Fatigato may receive a bonus and/or stock options under Perficient's stock plan as determined by our Board of Directors and CEO. Mr. Fatigato will receive 12 months severance pay if Perficient terminates him without cause. Additionally, Mr. Fatigato has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment.

        Pursuant to the Vertecon Merger Agreement, we agreed to enter into employment agreements with Jeffrey Davis and Timothy Thompson for employment terms beginning on the closing date of the Vertecon Merger. Mr. Davis will serve as our Chief Operating Officer and will be employed for an initial term of two years. He will be paid an annual salary of $205,000 and will be granted a non-qualified option under our option plan to purchase 110,810 shares of our common stock and another non-qualified stock option in satisfaction of certain accrued bonus payments owed to him by Vertecon. Mr. Davis was advanced a $15,625 bonus in satisfaction of certain accrued bonus payments owed to him by Vertecon which is subject to forfeiture if the merger is not consummated. Mr. Davis is also eligible to receive an annual bonus equal to up to 30% of his salary. Mr. Thompson will be our Chief Business Development Officer and will be employed for an initial term of two years. Mr. Thompson will be paid an annual salary of $160,000 and advanced a $66,875 bonus in satisfaction of certain accrued bonus payments owed to him by Vertecon which is subject to forfeiture if the merger is not consummated. Each year, Mr. Thompson will be eligible to receive a bonus based on our direct sales. We will also grant Mr. Thompson a non-qualified option to purchase 110,810 shares of our common stock under our stock option plan.

        Pursuant to the Javelin Merger Agreement, we have agreed to enter into a two-year employment agreement with Dale Klein on employment terms beginning on the effective date of the merger.

Severance Agreements

        In connection with the Vertecon Merger Agreement, we have agreed, effective on the Closing Date, to guarantee the payment of certain obligations of Vertecon under Separation and Release Agreements with Charles E. Windsor, Jr., the former President and Chief Executive Officer of Vertecon, and Dan Sills, the former Chief Financial Officer of Vertecon. Mr. Windsor has resigned from his position as President and CEO of Vertecon as of September 30, 2001 and will resign as a Vertecon employee on the effective date of the merger. Vertecon has agreed to pay Mr. Windsor a severance payment equal to $160,000 and has agreed to continue providing certain benefits for a period of up to one year following the effective date of the merger. Mr. Windsor has agreed to release Vertecon and Perficient from any claims he may have against them arising before September 30, 2001. Mr. Windsor has also agreed not to compete with our business for one year and not to solicit our customers or employees for two years.

Compensation of Directors

        Dr. W. Frank King and Philip J. Rosenbaum receive an annual retainer of $15,000 to serve on the Board of Directors. Other directors receive no cash remuneration for serving on the Board of Directors. Non-employee directors, however, are granted options to purchase 20,000 shares of our common stock in their first year of service and are granted additional options to purchase 5,000 shares of our common stock in each subsequent year of service. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings.

401(k) Profit Sharing Plan

        We have adopted a 401(k) Profit Sharing Plan. The 401(k) plan is available to all employees who have attained age 21. An employee may contribute, on a pre-tax basis, up to 20% of his or her wages, subject to limitations specified under the Internal Revenue Code. Under the terms of our 401(k) plan, we may make a discretionary matching contribution equal to a percentage of the employee's contribution to the 401(k) plan and a discretionary amount determined annually by us and divided among eligible participants based upon an employee's annual compensation in relation to the aggregate annual compensation of all eligible participants. Contributions are allocated to each employee's individual account and are, at the employee's election, invested in one, all or some combination of the investment funds available under the 401(k) plan. Employee contributions are fully vested and non-forfeitable. Any matching or discretionary contributions vest 25% for each year of service. Beginning January 1, 2000, we began matching employee contributions at the rate of 25% of the first 6% of their contributions.

1999 Stock Option/Stock Issuance Plan

        Our 1999 Stock Option/Stock Issuance Plan was adopted by the board of directors and approved by our stockholders on May 3, 1999. The plan became effective upon its adoption by the board.

        As of December 31, 2001, we had reserved 3,732,085 shares of our common stock for issuance under our 1999 stock option plan and the options granted prior to adoption of the 1999 stock option plan. Our 1999 stock option plan has three separate programs:

(1)
the discretionary option grant program under which eligible individuals in our employ or service, including officers, non-employee board members and consultants, may be granted options to purchase shares of our common stock,

(2)
the stock issuance program under which such individuals may be issued shares of common stock directly, through the purchase of such shares or as a bonus tied to the performance of services, and

(3)
the automatic option grant program under which option grants will automatically be made at periodic intervals to eligible non-employee board members.

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

        In 2001, our shareholders approved an amendment to the plan to include an automatic share increase provision so that the number of shares of common stock available for issuance under the plan will automatically increase on the first trading day in January each year, beginning in the 2002 calendar year, by an amount equal to 8% of the shares of common stock outstanding on the last trading day of December of the immediately preceding calendar year, but in no event will any such annual increase exceed 1,000,000 shares of common stock.

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

Option Grants in Last Fiscal Year to Named Executive Officers

        The following table sets forth information related to the grant of stock options by us during the year ended December 31, 2001 to the named executive officers.

Individual Grants
	Number of Securities Underlying Options (#)(1)	% of Total Options Granted to Employees in Fiscal 2001(2)		Exercise or Base Price ($/sh)	Market Price on Date of Grant ($/sh)	Expiration Date
John T. McDonald	250,000 12,828 106,383 37,000	10.32 0.53 4.39 1.53	% % % %	3.75 0.74 0.31 1.25	3.75 2.95 1.25 1.25	03/28/11 04/17/11 09/21/11 09/21/11
Sam J. Fatigato	100,000 12,217 100,000	4.13 0.50 4.13	% % %	3.75 0.74 1.35	3.75 2.95 1.35	03/28/11 04/17/11 10/12/11
Matthew P. Clark	55,000 8,484 20,000	2.27 0.35 0.83	% % %	3.75 0.74 2.77	3.75 2.95 2.77	03/28/11 04/17/11 08/07/11
John A. Hinners	85,000 11,199	3.51 0.46	% %	3.75 0.74	3.75 2.95	03/28/11 04/17/11

(1)
In January 2002, Mr. McDonald was granted options to purchase 63,000 shares of our common stock with an exercise price of $1.25 per share.

(2)
Based on an aggregate of 2,422,449 options granted during the year ended December 31, 2001.

Option Exercises and Fiscal Year End Values

        The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of our common stock less the exercise price with respect to the named executive officers). None of the named executive officers exercised stock options during the fiscal year ended December 31, 2001. No stock appreciation rights were outstanding as of December 31, 2001.

	Number of Securities Underlying Unexercised Options at December 31, 2001(#)
			Value of Unexercised in-the-Money Options at December 31, 2001($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John T. McDonald	269,211	187,000	94,621	—
Sam J. Fatigato	52,610	168,748	5,009	—
Matthew P. Clark	69,159	71,711	3,478	—
John A. Hinners	71,199	—	43,592	—

(1)
Based on the fair market value of Perficient's common stock at December 31, 2001 ($1.15 per share), as reported on the NASDAQ SmallCap Market.

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 20, 2002 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of our common stock; (ii) each executive officer listed in the Summary Compensation table below; (iii) each director of Perficient; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares Beneficially Owned	Percent of Class(2)
Powershift Ventures, L.P 7600-B North Capital of Texas Highway Austin, TX 78731	633,750	10.06%
Beekman Ventures, Inc. 47 Pascal Lane Austin, TX 78746	512,892	8.15%
Bryan R. Menell(3)	485,000	7.70%
John T. McDonald(4)	1,091,853	15.90%
Sam J. Fatigato(5)	788,044	12.25%
John A. Hinners(6)(7)	132,199	2.07%
Steven G. Papermaster(8)	828,450	13.16%
Dr. W. Frank King(9)	30,000	*
Philip J. Rosenbaum(14)	30,000	*
Eric Simone(10)	757,666	11.83%
Robert Anderson(11)	391,427	6.20%
David S. Lundeen(12)	1,272,235	17.57%
Matthew Clark(13)	74,784	1.17%
Watershed-Perficient, LLC 7000 Bee Caves Rd. Suite 250, Austin, TX 78746(15)	937,500	12.96%
WWC Capital Fund, L.P. 11911 Freedom Drive, Reston VA 20190(16)	900,000	12.51%
Directors and executive officers as a group (8 persons)	4,247,565	52.05%

*
Indicates less than 1% of the outstanding shares of Perficient common stock.

(1)
Unless otherwise indicated, the address of each person or entity is 7600-B North Capital of Texas Highway, Suite 340, Austin, Texas 78731.

(2)
Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage of beneficial ownership is based on 6,296,711 shares of common stock outstanding as of February 20, 2002.

(3)
Includes an aggregate of 200,000 shares of Perficient common stock that are subject to options granted by Mr. Menell to certain employees and officers of Perficient.

(4)
Includes 512,892 shares owned by Beekman Ventures, Inc., of which Mr. McDonald is president and sole stockholder. Mr. McDonald is deemed to be the beneficial owner of such shares. Also includes 150,000 shares of Perficient common stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. McDonald by Mr. Menell and options to purchase 269,211 shares under Perficient's stock option plan. Does not include options to purchase 250,000 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof. Includes 100,000 shares of Series A Preferred Stock and warrants to purchase 50,000 shares of Perficient common stock.

(5)
Includes options to purchase 60,944 shares exercisable within 60 days of the date hereof. Does not include options to purchase 160,414 shares of Perficient common stock that are not exercisable within 60 days of the date hereof. Also includes 50,000 shares of Series A Preferred Stock and warrants to purchase 25,000 shares of Perficient common stock.

(6)
Includes 5,000 shares held in the name of the Aubry Smith Hinners Section 2503(c) Trust.

(7)
Includes options to purchase 71,199 shares of Perficient common stock and 10,000 shares of Perficient common stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. Hinners by Mr. Menell that are exercisable within 60 days of the date hereof.

(8)
Includes 633,750 shares owned by Powershift Ventures, L.P., of which Mr. Papermaster is the sole general partner. Mr. Papermaster is deemed to be the beneficial owner of such shares.

(9)
Includes options to purchase 30,000 shares of Perficient common stock exercisable within 60 days of the date hereof.

(10)
Includes options to purchase 30,566 shares exercisable within 60 days of the date hereof. Does not include options to purchase 17,705 shares of Perficient common stock that are not exercisable within 60 days of the date hereof. Also includes 50,000 shares of Series A Preferred Stock and warrants to purchase 25,000 shares of Perficient common stock.

(11)
Includes options to purchase 17,843 shares exercisable within 60 days of the date hereof. Does not include options to purchase 2,824 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(12)
Includes options to purchase 5,000 shares of Perficient common stock exercisable within 60 days of the date hereof. Also includes 625,000 shares of Series A Preferred Stock and warrants to purchase 312,500 shares of Perficient common stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Lundeen is managing member. Mr. Lundeen is deemed to be the beneficial owner of such shares.

(13)
Includes options to purchase 74,784 shares exercisable within 60 days of the date hereof. Does not include options to purchase 66,086 shares of Perficient common stock that are not exercisable within 60 days of the date hereof.

(14)
Includes options to purchase 30,000 shares of Perficient common stock exercisable within 60 days of the date hereof. Does not include 625,000 shares of Series A Preferred Stock and warrants to purchase 312,500 shares of Perficient common stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Rosenbaum is a member.

(15)
Includes 625,000 shares of Series A Preferred Stock and warrants to purchase 312,500 shares of Perficient common stock. Additionally, Robert Pickering, a nominee for director, is an investor in Watershed-Perficient, LLC.

(16)
Includes 600,000 shares of Series A Preferred Stock and warrants to purchase 300,000 shares of Perficient common stock. Additionally, Michael J. Cromwell, III, a nominee for director of Perficient, is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. This information is based solely on the Schedule 13D filed by WWC Capital Fund, L.P. on January 11, 2002.

ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sales of Securities

  •
  On January 12, 1999, we sold 350,000 shares to Beekman Ventures, Inc., a 5% stockholder, for an aggregate purchase price of $175,000, 50,000 shares to Mr. Hinners, formerly our Chief Financial Officer, for an aggregate purchase price of $25,000 and 40,000 shares to Mr. Lundeen for an aggregate purchase price of $20,000. Mr. McDonald, our Chief Executive Officer and our Chairman of the Board of Directors, is the president and sole stockholder of Beekman Ventures. However, Mr. McDonald did not become an officer and director of our company until April 1999. Mr. Hinners did not become our Chief Financial Officer until April 1999.

  •
  On February 7, 2000, Perficient completed an $8.1 million private placement of its common stock. Perficient issued and sold a total of 400,000 shares of common stock resulting in gross proceeds of $5.6 million. John T. McDonald and Bryan R. Menell, each an officer and a director of Perficient at the time of this transaction, and David S. Lundeen, a director, sold the remaining 180,000 shares of common stock in the private placement. The private placement was priced at $14.00 per share. Gilford Securities Incorporated acted as placement agent in connection with the private placement. We granted certain registration rights to the purchasers of the shares.

  •
  On May 1, 2000, Perficient consummated the acquisition by way of merger of Compete Inc., an Illinois corporation, with and into its wholly-owned subsidiary, Perficient Compete, Inc., a Delaware corporation. As part of the merger consideration Perficient issued an aggregate of 1,001,933 shares of common stock, par value $.001 per share, to the shareholders of Compete Inc. at closing, of which 324,550 shares were issued to Sam Fatigato, Compete's Chief Executive Officer. In connection with the Compete transaction, Mr. Fatigato was appointed to the Board of Directors and named our Chief Operating Officer. Additionally, Perficient issued 1,001,933 shares of its common stock that were being held in escrow for disposition by the escrow agent in accordance with the Escrow Agreement dated as of May 1, 2000, of which 324,550 shares are issued in the name of Mr. Fatigato. Perficient granted certain registration rights to the former shareholders of Compete to whom shares of Perficient common stock were issued.

        The following related parties participated in the purchase of securities pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which we sold 1,984,000 shares of our Series A Convertible Preferred Stock for a purchase price of $1.00 per share:

  •
  John T. McDonald, our Chairman and Chief Executive Officer, has purchased 100,000 shares of Series A Preferred Stock. Sam J. Fatigato, our President, Chief Operating Officer and Director, has purchased 50,000 shares of Series A Preferred Stock. Such purchases were made on the same terms as those by non-affiliated investors and, in fact, were a condition to the purchase of the Series A Preferred Stock by the non-affiliated investors.

  •
  David Lundeen, a director of Perficient, is managing member of Watershed-Perficient, LLC which purchased 625,000 shares of Series A Preferred Stock. This purchase was made on the same terms as those by non-affiliated investors.

  •
  Michael J. Cromwell, III, a nominee for director of Perficient, is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. WWC Capital Fund purchased 600,000 shares of Series A Stock (this information is based solely on the Schedule 13D filed by WWC Capital Fund, L.P. on January 11, 2002).

  •
  Robert E. Pickering, Jr., a nominee director of Perficient, is an investor of Watershed-Perficient, LLC which purchased 625,000 shares of Series A Preferred Stock. This purchase was made on the same terms as those by non-affiliated investors

Powershift Sublease

        From April 1998 until March 2000, Perficient subleased office space on a month-to-month basis from Powershift Ventures, LLC, of which Mr. Papermaster is president and a beneficial owner. Since August 1999, Perficient had been paying rent of $4,500 a month, which it believes was consistent with prevailing market rates. The monthly rental amounts were arrived at by arms' length negotiations. Perficient terminated this sublease as of April 8, 2000 but began subleasing the same space under similar terms during November 2000 to fill its increased needs. Perficient's remaining lease commitment with Powershift is rent of $2,900 per month through December 31, 2001.

Vignette Relationship

        Mr. Papermaster, a member of the Board of Directors, has served on the board of directors of Vignette Corporation, since September 1998. During 2000, Vignette accounted for 30% of Perficient's revenue.

Future Transactions

        All future transactions, including loans, if any, between our officers, directors, principal stockholders or their affiliates and Perficient, are required by the Board of Directors to be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

PART IV

ITEM 13—EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

        The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:

(a)(2) Financial Statement Schedules

        Not applicable.

(a)(3) Exhibits

Exhibit Number	Description
2.1##	Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.
2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
3.1+	Certificate of Incorporation of Perficient, Inc.
3.2+	Bylaws of Perficient Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.
10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4+	Contractor Service Agreement, dated December 31, 1998, between Registrant and Vignette Corporation.
10.5*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.6**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.7***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.
10.8***	Form of Registration Rights Agreement between Perficient and certain purchasers of common stock.
10.9***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.
10.10++	Lease by and between HUB Properties Trust and Perficient.
10.11#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.
10.12##	Employment Agreement of Sam J. Fatigato
10.13##	Employment Agreement with Jeffrey Davis
10.14##	Employment Agreement with Dale Klein
10.15##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.16##	Form of Voting Agreement regarding Javelin Stock Issuance
10.17##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.18+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
21.1##	Subsidiaries.
23.1	Consent of Ernst & Young LLP.
23.2##	Consent of Charles Windsor
23.3##	Consent of Dale Klein
23.4	Consent of Michael J. Cromwell, III
23.5	Consent of Robert E. Pickering, Jr.

+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.
++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-35948) declared effective on July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 14, 2000 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Appendix to the Company's Proxy Statement filed on April 7, 2000 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 30, 2000 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on April 2, 2001 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-73466) incorporated herein by reference.

(b) Reports on Form 8-K

(1)
We filed a Form 8-K with the Securities and Exchange Commission on January 17, 2002 to report the execution of a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001 under which we sold 1,984,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, and issued Warrants to purchase up to 992,000 shares of our common stock in connection with this sale of Series A Preferred Stock.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC. (Registrant)
Date: March 11, 2002	/s/ JOHN T. MCDONALD John T. McDonald Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. MCDONALD John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2002
/s/ SAM J. FATIGATO Sam J. Fatigato	President, Chief Operating Officer and Director	March 11, 2002
/s/ MATTHEW P. CLARK Matthew P. Clark	Vice President and Chief Financial Officer	March 11, 2002
/s/ STEVEN G. PAPERMASTER Steven G. Papermaster	Director	March 8, 2002
/s/ DAVID S. LUNDEEN David S. Lundeen	Director	March 11, 2002
/s/ DR. W. FRANK KING Dr. W. Frank King	Director	March 11, 2002
/s/ PHILIP J. ROSENBAUM Philip J. Rosenbaum	Director	March 11, 2002

PERFICIENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Perficient, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Perficient, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perficient, Inc. and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Austin, Texas January 21, 2002

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash	$842,481	$1,412,238
Accounts receivable, net of allowance for doubtful accounts of $563,357 in 2000 and $363,327 in 2001	7,038,794	2,594,435
Income tax receivable	10,916	—
Note receivable from Vertecon	—	603,469
Other current assets	42,400	157,302

Total current assets	7,934,591	4,767,444
Property and equipment:
Hardware	657,648	822,409
Furniture and fixtures	260,738	273,500
Leasehold improvements	106,688	110,786
Software	119,804	158,362
Accumulated depreciation	(340,472)	(831,109)

Net property and equipment	804,406	533,948
Net intangible assets	45,558,173	3,550,100
Deferred acquisition expenses	—	104,885
Other noncurrent assets	317,772	161,318

Total assets	$54,614,942	$9,117,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$358,779	$243,160
Note payable to related party	224,969	—
Line of credit	1,500,000	700,000
Current portion of note payable	3,338	3,144
Current portion of capital lease obligation	81,415	38,373
Other current liabilities	2,392,568	1,288,576

Total current liabilities	4,561,069	2,273,253
Note payable, less current portion	7,232	3,667
Capital lease obligation, less current portion	72,694	4,474

Total liabilities	4,640,995	2,281,394
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 6,252,233 shares in 2000 and 6,288,566 shares in 2001 issued and outstanding	6,252	6,289
Additional paid-in capital	65,049,514	66,140,446
Unearned stock compensation	(76,000)	(348,021)
Accumulated other comprehensive loss	(1,665)	(72,103)
Retained deficit	(15,004,154)	(58,890,310)

Total stockholders' equity	49,973,947	6,836,301

Total liabilities and stockholders' equity	$54,614,942	$9,117,695

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001
Revenue	$19,963,759	$20,416,643
Cost of revenue	9,931,064	11,879,224

Gross margin	10,032,695	8,537,419
Operating expenses:
Selling, general and administrative	10,579,652	8,832,043
Stock compensation	76,000	663,948
Intangibles amortization	12,941,570	15,312,280
Impairment charge	—	26,798,178
Restructuring	—	643,123
Postponed offering costs	—	123,354

Total operating expenses	23,597,222	52,372,926

Loss from operations	(13,564,527)	(43,835,507)
Interest income	263,263	31,093
Interest expense	(151,086)	(122,395)
Other	—	(1,608)

Loss before income taxes	(13,452,350)	(43,928,417)
Provision (benefit) for income taxes	175,000	(42,261)

Net loss	$(13,627,350)	$(43,886,156)

Basic and diluted net loss per share	$(2.96)	$(7.46)

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock			Unearned Stock Compen- sation	Accumul- ated Other Compre- hensive Loss
			Additional Paid-in Capital			Retained (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2000	3,503,333	$3,503	$7,777,392	$(152,000)	$—	$(1,376,804)	$6,252,091
Issuance of common stock, net of issuance costs	400,000	400	5,257,691	—	—	—	5,258,091
Issuance of common stock and options in purchase of businesses	2,285,664	2,286	51,858,024	—	—	—	51,860,310
Stock options exercised	62,736	63	57,025	—	—	—	57,088
Other	500	—	99,382	—	—	—	99,382
Amortization of unearned compensation	—	—	—	76,000	—	—	76,000
Foreign currency translation adjustment	—	—	—	—	(1,665)	—	(1,665)
Net loss	—	—	—	—	—	(13,627,350)	(13,627,350)

Total comprehensive loss							(13,629,015)

Balance at December 31, 2000	6,252,233	6,252	65,049,514	(76,000)	(1,665)	(15,004,154)	49,973,947
Issuance of common stock, net of issuance costs	10,833	11	38,989	—	—	—	39,000
Stock options exercised	20,000	20	5,980	—	—	—	6,000
Issuance of stock to acquisition broker	5,500	6	109,994	—	—	—	110,000
Deferred stock compensation	—	—	967,303	(967,303)	—	—	—
Amortization of unearned compensation	—	—	(31,334)	695,282	—	—	663,948
Foreign currency translation adjustment	—	—	—	—	(70,438)	—	(70,438)
Net loss	—	—	—	—	—	(43,886,156)	(43,886,156)

Total comprehensive loss							(43,956,594)

Balance at December 31, 2001	6,288,566	$6,289	$66,140,446	$(348,021)	$(72,103)	$(58,890,310)	$6,836,301

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001
Operating activities
Net loss	$(13,627,350)	$(43,886,156)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	270,270	494,586
Intangibles amortization	12,941,570	15,312,280
Impairment charge	—	26,798,178
Non-cash stock compensation	76,000	663,948
Other non-cash expense	—	39,000
Non-cash interest expense	107,810	—
Loss from disposal of fixed assets	502	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(3,921,449)	4,349,789
Other assets	(187,890)	50,214
Accounts payable	152,810	(114,122)
Other liabilities	1,391,286	(956,006)

Net cash provided by (used in) operating activities	(2,796,441)	2,751,711
Investing activities
Purchase of property and equipment	(610,373)	(227,200)
Purchase of businesses, net of cash acquired	(7,841,603)	(284,496)
Advances to Vertecon	—	(603,469)
Acquisition costs	—	(104,885)
Proceeds from disposal of assets	204,977	—

Net cash used in investing activities	(8,246,999)	(1,220,050)
Financing activities
Payments on capital lease obligation	(41,866)	(111,024)
Proceeds from short-term borrowings	1,543,531	4,800,000
Payments on short-term borrowings	(833,658)	(5,600,000)
Payments on long-term debt	—	(3,231)
Proceeds from stock issuances, net	5,405,560	6,000

Net cash provided by (used in) financing activities	6,073,567	(908,255)

Effect of exchange rate on cash and cash equivalents	(6,564)	(53,649)
Change in cash and cash equivalents	(4,976,437)	569,757
Cash and cash equivalents at beginning of year	5,818,918	842,481

Cash and cash equivalents at end of year	$842,481	$1,412,238

Supplemental disclosures:
Interest paid	$43,276	$129,573

Non cash activities:
Common stock and options issued in purchase of businesses	$51,869,311	$110,000

Issuance of note payable in purchase of business	$162,215	$—

Issuance of common stock	$—	$39,000

See accompanying notes.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.    Business Overview

        Perficient, Inc. (the "Company") is an eBusiness solutions provider to large and major midsize companies and Internet software vendors. The Company enables our clients and partners to optimize profitability and strengthen customer relationships through reliable, quick-to-market eBusiness solutions. We provide a broad range of end-to-end business and technology solutions with a focus on serving the financial services, healthcare, technology and energy industries.

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

Revenue Recognition

        Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed. The Company's normal payment terms are net 30 days. The Company's agreement with IBM provides for net 45 day payment terms. Reimbursements for out-of-pocket expenses are included as a component of cost of services.

Cash Equivalents

        Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Advertising Expense

        The cost of advertising is expensed as incurred. Advertising cost for the years ended December 31, 2000 and 2001 were not material.

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

Intangible Assets

        Intangible assets, primarily resulting from purchase business combinations, are being amortized using the straight-line method over a three-year period. Intangible assets consists of the following:

	LoreData	Compete	Core Objective	Total
Employment and noncompete agreements	$—	$300,000	$50,000	$350,000
Customer relationships	—	3,000,000	100,000	3,100,000
Goodwill	2,372,000	51,110,000	1,670,000	55,152,000
Impairment charge	(987,000)	(25,811,000)	—	(26,798,000)
Accumulated amortization	(1,385,000)	(26,165,000)	(704,000)	(28,254,000)

	$—	$2,434,000	$1,116,000	$3,550,000

Impairment of Long-Lived Assets

        The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Management reviews the valuation and amortization periods of excess of cost over fair value of net assets acquired on a periodic basis, taking into consideration any events and circumstances which might result in diminished fair value or revised useful life.

        The Company, as part of its review of financial results for the year ended December 31, 2001, performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with the acquisitions of Lore Data, Inc. in January 2000 and Compete, Inc. in May 2000. The goodwill from these acquisitions was recorded at the fair value of the common stock at the time the merger agreements were executed and announced. The assessment was performed pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, because of the recent appearance of several impairment indicators including:

  •
  the significant decline over a sustained period of time in the Company's stock price;

  •
  the significant deficit in the Company's net book value compared to its current market capitalization;

  •
  the reduced demand for our services and corresponding reduction in revenues in light of the current economic recession and general softness in demand for IT services; and

  •
  a history of operating losses.

        The conclusion of management's analysis was that the acquired assets were permanently impaired, and accordingly, an impairment charge of approximately $27 million was recorded in the third quarter of 2001 based on the amount by which the carrying value of the goodwill exceeded its estimated fair market value. Fair value was determined based on undiscounted cash flows, and other factors including but not limited to market capitalization and net book value analyses, from the acquired businesses of approximately $4.2 million over the next three years. This amount was compared to the remaining intangibles balance of $31 million resulting in an impairment charge of approximately $27 million. The forecasted cash flows were based on revenue run rates consistent with then current run rates and estimated direct and overhead costs based on then current plans. It did not provide for an increase in revenue over the period given the current economic downturn and uncertain time frame for economic recovery.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Transactions

        For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year end or period end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense), and were not material during 2000 and 2001.

Segments

        The Company follows the provisions of the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented.

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

Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, ("APB 25").

Fair Value of Financial Instruments

        Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at cost which approximates fair value due to the short-term maturity of these instruments.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company's fiscal year beginning January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Statement No. 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 shall not be amortized. However, any goodwill associated with acquisitions consummated prior to June 30, 2001 would continue to be amortized through December 31, 2001. Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets will no longer be amortized. Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001 but prior to the January 1, 2002 effective date for Statement No. 142 shall continue to be reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002. Accordingly, the Company continued to amortize goodwill through December 31, 2001 for its acquisitions completed prior to June 30, 2001, and will cease amortization upon the January 1, 2002, the effective date of Statement 142. The impact of Statement 142 is estimated to increase net income (decrease net loss) by approximately $1,292,000 during the year ended December 31, 2002 as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management does not expect the adoption of these Statements to have a material affect on the Company's consolidated financial position or results of operations due to the impairment charge recorded during the quarter ended September 30, 2001 in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which reduced the recorded intangibles to current estimated fair value.

        In November 2001, the FASB issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This FASB Staff Announcement stated that it believes that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. This FASB Announcement will be effective for the Company's fiscal year beginning January 2002 and will result in a restatement of revenues to increase revenues for the amount of reimbursements received for out-of-pocket expenses. The current presentation of revenue excludes out-of-pocket expenses and includes them as a component of cost of services.

3.    Net Income (Loss) Per Share

        Computations of the net loss per share are as follows:

	Year Ended December 31,
	2000	2001
Net loss	$(13,627,350)	$(43,886,156)
Weighted-average shares of common stock outstanding	5,409,353	6,261,053
Less common stock subject to contingency	(803,070)	(378,781)

Shares used in computing basic net loss per share	4,606,283	5,882,272

Basic and diluted net loss per share	$(2.96)	$(7.46)

        Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants and the issuance of contingently issuable shares issued in business combinations, are antidilutive due to the Company's net loss for all periods presented. Diluted net loss per share excludes common stock equivalents of 1,521,699 and 945,919 for 2000 and 2001, respectively.

4.    Concentration of Credit Risk and Significant Customers

        Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up front payments. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. One customer accounted for approximately 11% and 31% of accounts receivable and 30% and 37% of revenues at December 31, 2000 and 2001, and for the years then ended, respectively. In October 2000, the Company entered into a services agreement with IBM under which the Company will provide deployment, integration and training services to IBM's WebSphere™ customers. The agreement provides for the Company to render services over a three-year period, which began in October 2000, for potential total revenue to the Company not to exceed $73.5 million. The contract provides for payment of services on a time and materials basis.

5.    Employee Benefit Plan

        The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling $109,000 and $127,000 during 2000 and 2001, respectively, which vest over a three year period of service. The Company's related costs for the plan were approximately $5,500 and $15,400 during 2000 and 2001, respectively.

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

        In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's commons stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company's voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The compensation committee may grant options under the discretionary option grant program which will accelerate in the acquisition even if the options are assumed or which will accelerate if the optionee's service is subsequently terminated. The compensation committee may grant options and issue shares which accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members or the options and shares may accelerate upon a subsequent termination of the individual's service.

        The Company has granted stock options to various employees under the terms of the respective employee agreements. The stock options generally vest over three years. The term of each option is ten years from the date of grant.

        The Company recorded $880,000 in non-cash compensation in connection with the sale of stock that occurred in January 1999. In addition, the Company has recorded deferred stock compensation totaling $228,000 in connection with stock options that were granted in January 1999, representing the difference between the exercise price and the fair value of common stock on the date of grant. Amortization of stock compensation expense related to these options was recognized on a straight-line basis over the three year vesting period. During 2001, the Company recognized approximately $664,000 of stock compensation expense related to the grant of stock options to certain non-employees and the grant of options with exercise prices below the fair market value of common stock on the date of grant. Stock compensation expense related to these grants is being recognized on a straight-line basis over the related vesting periods. Stock compensation expense for option grants to non-employees was determined using a Black Scholes pricing model.

        A summary of changes in common stock options during 2000 and 2001 is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Options outstanding at January 1, 2000	498,334	$0.05–$ 8.12	$2.22
Options granted	1,553,214	$0.02–$26.00	$10.17
Options exercised	(62,736)	$0.05–$ 8.13	$0.91
Options canceled	(211,383)	$0.05–$11.03	$11.03

Options outstanding at December 31, 2000	1,777,429	$0.02–$26.00	$8.16
Options granted	2,422,449	$0.10–$ 4.50	$2.79
Options exercised	(20,000)	$0.10–$ 0.50	$0.30
Options canceled	(889,600)	$0.50–$26.00	$8.80

Options outstanding at December 31, 2001	3,290,279	$0.02–$26.00	$4.06

Options vested, December 31, 2000	602,715	$0.02–$14.69	$3.94

Options vested, December 31, 2001	1,612,842	$0.02–$26.00	$3.98

        The following is additional information related to stock options outstanding at December 31, 2001:

Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
$ 0.02–$ 0.50	469,111	$0.35	7.63	441,457	$0.35
$ 0.60–$ 1.41	677,932	$1.09	9.63	152,099	$0.74
$ 2.77–$ 4.50	1,609,360	$3.67	8.95	731,345	$3.67
$ 7.50–$12.97	363,932	$10.71	8.44	204,069	$10.52
$13.25–$26.00	169,944	$15.54	8.21	83,872	$15.73

$ 0.02–$26.00	3,290,279	$4.06	8.81	1,612,842	$3.98

        Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2000	2001
Risk-free interest rate	6.00%	3.50%
Dividend yield	0.00%	0.00%
Weighted-average expected life of options (years)	5	5
Expected volatility	0.870	1.032

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Year Ended December 31,
	2000	2001
Pro forma compensation expense	$1,098,153	$(2,207,874)
Pro forma net loss	$(14,725,503)	$(46,094,030)
Pro forma net loss per share—basic and diluted	$(3.20)	$(7.84)

        At December 31, 2000 and 2001, the weighted-average remaining contractual life of outstanding options was 9.06 and 8.81 years, respectively. The weighted-average grant-date fair value of options granted during 2000 and 2001 at market prices was approximately $9.13 and $2.71, respectively. The weighted-average grant-date fair value of options granted during 2001 at below market prices was approximately $2.10.

        At December 31, 2000 and 2001, 2,051,197 and 3,516,580 shares of common stock were reserved for future issuance (at December 31, 2000 1,922,447 shares were reserved for options and 128,750 shares were reserved for warrants and at December 31, 2001 3,387,830 shares were reserved for options and 128,750 shares were reserved for warrants) and 145,018 and 97,551 options were available for future grants, respectively.

7.    Line of Credit and Long Term Debt

        The Company has a line of credit facility providing up to $6,000,000 or 85% of the eligible receivables, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires December 6, 2003, bear interest at the bank's prime rate plus 1.50%. (6.25% at December 31, 2001) with a minimum of $5,000 per month. The Company is required to maintain certain financial covenants under this agreement. The line of credit is collateralized by substantially all the assets of the Company. The Company must pay a fee equal to $1,000 per month for collateral monitoring charges of the unused portion of the committed line of credit. This line of credit replaced the $6,000,000 line of credit and $750,000 equipment line of credit that the Company had in place during 2000.

        Notes payable consists of term debt with a bank for the purchase of equipment, assumed in the purchase of Core Objective. This note bears interest at the bank's prime rate plus 1.5%. The note is payable in monthly principal installments of approximately $280 plus interest. The future annual principal payments are as follows: $3,144 in 2002, $3,144 in 2003, and $523 in 2004.

        Notes payable to related party at December 31, 2000 consists of: a $162,000 non interest bearing note payable to the shareholders of Core Objective, Inc. ("Core Objective") representing the note payable portion of the purchase consideration in the acquisition of Core Objective and was paid in May 2001; and $63,000 of notes payable to certain shareholders of Core Objective, Inc. assumed in the purchase of Core Objective, which were paid in February 2001.

8.    Income Taxes

        As of December 31, 2001, the Company had tax net operating loss carry forwards of approximately $767,000 that will begin to expire in 2019 if not utilized.

        Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year ended December 31,
	2000	2001
Current:
Federal	$—	$—
Foreign	175,000	(42,261)
State	—	—

Total current	175,000	(42,261)

Deferred:
Federal	—	—
Foreign	—	—
State	—	—

Total deferred	—	—

	$175,000	$(42,261)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2000 and 2001 are as follows:

	December 31,
	2000	2001
Deferred tax liabilities:
Deferred income	$(265,845)	$(322,226)
	—	—

Total deferred tax liabilities	(265,845)	(322,226)

Deferred tax assets:
Depreciable assets	3,595	75,961
Tax carryforwards	211,125	283,651
Bad debt	215,475	113,072
Stock compensation	56,242	56,242
Accrued liabilities and other	49,404	27,764

Total deferred tax assets	535,841	556,690
Valuation allowance for deferred tax assets	(269,996)	(234,464)

Net deferred tax assets	265,845	322,226

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $108,000 during 2000 and decreased by approximately $36,000 during 2001. As of December 31, 2001, approximately $190,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense.

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

        The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2000	2001
Tax at statutory rate of 34%	$(4,573,803)	$(14,935,662)
State taxes, net of federal benefit	(21,676)	(27,150)
Goodwill	4,400,134	14,607,549
Effect of foreign operations	63,659	29,854
Stock based compensation	—	225,742
Change in valuation allowance	108,000	(36,000)
Other	198,686	93,406

	$175,000	$(42,261)

9.    Commitments And Contingencies

        The Company leases its office facilities and equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

	Capital Leases	Operating Leases
2002	$40,110	$492,250
2003	4,658	167,974
2004	—	24,327
2005	—	6,416
2006	—	—

Total minimum lease payments	$44,768	$690,967

Less amount representing interest	(1,921)

Present value of minimum lease payments	42,847
Less current portion	(38,373)

Long-term capital lease obligation	$4,474

        Rent expense for the years ended December 31, 2000 and 2001 was $798,000 and $933,000, respectively.

        In addition, the Company had entered into a sublease with a related party for office rent. The lease agreement with the related party was on a month-to-month basis during 1999 and through March 2000, and in November 2000 a new agreement was entered into, subsequently modified in March 2001, for a period ending December 31, 2001. During the years ended December 31, 2000 and 2001, the Company recorded combined rent expense of approximately $24,000 and $48,000, respectively, under these agreements.

10.  Business Combinations

        Effective September 30, 2001, the Company executed a definitive merger agreement with Primary Webworks, Inc. d/b/a Vertecon, Inc. ("Vertecon") to acquire all of the outstanding shares and assume all assets and liabilities of Vertecon. The acquisition is pending shareholder approval among other approvals and is expected to close before June 30, 2002. The merger agreement provides for the issuance of up to 2,696,165 shares of Perficient common stock and the payment of up to $250,000 cash if specified criteria are met during the fourth quarter of 2001. As of December 31, 2001, the Company has loaned $600,000 to Vertecon to fund Vertecon's short-term working capital requirements. The promissory note bears interest at the prime rate plus 0.50% and matures at the earlier of March 31, 2002, the closing of our merger with Vertecon, or termination of the merger agreement. The promissory note is subordinate to Vertecon's line of credit with The PrivateBank, and repayment cannot occur without the prior written consent of The PrivateBank or at such time that all amounts due The PrivateBank have been paid in full. The Company borrowed $600,000 under its line of credit facility to fund this advance.

        Effective October 26, 2001, the Company executed a definitive merger agreement with Javelin Solutions, Inc. ("Javelin") to acquire all of the outstanding shares and assume all assets and liabilities of Javelin. The acquisition is pending shareholder approval among other approvals and conditions and is expected to close simultaneously with the Vertecon acquisition before June 30, 2002. The merger agreement provides for the issuance of up to 2,216,255 shares of Perficient common stock and the issuance of up to $1,500,000 of promissory notes payable, with $500,000 of promissory notes payable in equal quarterly installments over a two year period and $1,000,000 of promissory notes payable in equal annual installments over a four year period.

        On January 3, 2000, the Company acquired LoreData, Inc. ("LoreData"). The Company acquired LoreData for an aggregate purchase price of approximately $2.4 million, subject to certain post-closing adjustments. The aggregate purchase price of $2.4 million consisted of: (1) $385,000 in cash that was paid at closing, (2) 30,005 shares of our common stock, also paid at closing, and (3) 131,709 shares of common stock that were held in escrow until January 2001. The acquisition was accounted for as a purchase business combination. The excess of purchase price over fair value of the net assets was recorded as goodwill ($2.3 million), and was being amortized using the straight-line method over the estimated useful life through September 30, 2001 when a goodwill impairment charge was taken of $987,000. This impairment charge left the net goodwill balance at zero.

        On May 1, 2000, the Company acquired all the outstanding shares and assumed all outstanding options of Compete, Inc. ("Compete"). Compete provided specialized consulting services for IBM's WebSphere and Visual Age product lines. The aggregate purchase price of Compete consisted of (1) $3,425,000 in cash, (2) $2,527,500 in non interest bearing promissory notes to be repaid within six months following the closing, (3) 2,003,866 shares of common stock, of which 1,001,933 shares were subject to adjustment or forfeiture and which were held in escrow until being released in May 2001, and (4) the assumption of Compete's outstanding employee options. The total cost of the acquisition, including the assumption of outstanding options and transaction costs, is as follows (in thousands):

Cash	$3,425
Note (less imputed interest of $107.5)	2,420
Common stock	40,077
Assumption of existing option plan	8,278
Transaction broker fees	694
Transaction costs	325

Total purchase price	$55,219

        The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Compete have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($54.4 million), and is being amortized using the straight-line method over the estimated useful life of three years. At September 30, 2001, an impairment charge was taken of $25,811,000. As of December 31, 2001, accumulated amortization of goodwill related to the Compete acquisition was approximately $51,975,000, including the impairment charge.

        On November 17, 2000, the Company acquired Core Objective, Inc. ("Core Objective"), a Canadian corporation. Core Objective was a consulting firm specializing in object oriented design and development of software for Fortune 2000 companies. The Company acquired Core Objective for an aggregate purchase price of approximately $1,940,000, consisting of cash, a note payable due six months from the purchase date, 107,526 shares of common stock (of which 53,763 were being held in escrow for a one year period until being released in November 2001) and the assumption of outstanding options. The acquisition was accounted for as a purchase business combination. Accordingly, the results of operations of Core Objective have been included with those of the Company for periods subsequent to the date of acquisition. The excess of purchase price over fair value of the net assets was recorded as goodwill ($1,820,000), and is being amortized using the straight-line method over the estimated useful life of three years. As of December 31, 2001, accumulated amortization of goodwill related to the Compete acquisition was approximately $704,000.

11.  Segments of Business and Geographic Area Information

        The Company considers its business activities to constitute a single segment of business. A summary of the Company's operations by geographic area follows:

	Year ended December 31,
	2000	2001
Revenue:
United States	$18,225,081	$17,654,607
Canada	139,889	1,391,517
United Kingdom	1,598,789	1,370,519

Total revenue	$19,963,759	$20,416,643

Net loss:
United States	$(13,954,836)	$(43,674,053)
Canada	45,888	19,556
United Kingdom	281,598	(231,659)

Total net loss	$(13,627,350)	$(43,886,156)

Identifiable assets:
United States	$53,225,351	$8,151,640
Canada	339,760	223,627
United Kingdom	1,049,831	742,428

Total identifiable assets	$54,614,942	$9,117,695

12.  Restructuring

        During 2001, the Company implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001 and $211,000 during the third quarter of 2001 consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Javelin and Vertecon. As part of this restructuring, the Company reduced its workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. As of December 31, 2001, approximately $23,000 of restructuring costs is included in other current liabilities, which is expected to be paid prior to March 31, 2002. The Company also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was not pursued.

13.  Balance Sheet Components

	December 31,
	2000	2001
Accounts receivable:
Accounts receivable	$5,936,186	$2,642,000
Unbilled revenue	1,665,965	315,762
Allowance for doubtful accounts	(563,357)	(363,327)

Total	$7,038,794	$2,594,435

Other current liabilities:
Accrued bonus	$723,072	$475,766
Accrued vacation	336,602	223,598
Other payroll liabilities	326,022	8,883
Sales and use taxes	64,961	60,537
Other accrued expenses	730,505	383,584
Accrued medical claims	—	111,553
Deferred revenue	—	24,655
Accrued broker fee—Compete acquisition	211,406	—

Total	$2,392,568	$1,288,576

14.  Subsequent Event

        On December 21, 2001, the Company entered into a Convertible Preferred Stock Purchase agreement under which the Company has sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share. Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at the election of the holder. The Company also issued warrants to purchase up to 992,000 shares of common stock in connection with this issuance. The Company obtained access to $825,000 of those funds on January 29, 2002. The remainder of the funds are in escrow subject to the completion of the Vertecon and Javelin mergers, and will be released when those mergers close. If the Vertecon Merger or Javelin Merger is not consummated by April 30, 2002, or if certain matters are not approved by Perficient stockholders before April 30, 2002, all proceeds from the sale of Series A Preferred Stock will be promptly returned to the investors. The Company plans to use these funds for its working capital need and other corporate purposes post the Vertecon and Javelin mergers.