Form 10QSB
period 2002-03-31
PERFICIENT INC
filed 2002-05-15
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities
Exchange act of 1934 for the quarterly period ended March 31, 2002

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

(1)           Yes ☒  No ☐

(2)           Yes ☒  No ☐

The number of shares of the Issuer’s Common Stock outstanding as of May 14, 2002 was 10,517,510.

PERFICIENT, INC.

INDEX

FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Consolidated Balance Sheets

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash	$1,412,238	$700,620
Accounts receivable, net	2,594,435	2,830,348
Note and interest receivable from Vertecon	603,469	711,610
Other current assets	157,302	110,162
Total current assets	4,767,444	4,352,740
Net property and equipment	533,948	476,122
Net intangible assets	3,550,100	3,262,601
Deferred acquisition expenses	104,885	330,215
Other noncurrent assets	161,318	157,899
Total assets	$9,117,695	$8,579,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,160	$298,075
Line of credit	700,000	251,433
Current portion of note payable	3,144	—
Current portion of capital lease obligation	38,373	25,639
Other current liabilities	1,288,576	900,357
Total current liabilities	2,273,253	1,475,504
Note payable, less current portion	3,667	—
Accrued dividends	—	29,216
Capital lease obligation, less current portion	4,474	3,143
Total liabilities	2,281,394	1,507,863
Commitments and contingencies
Stockholders’ equity:
Series A redeemable convertible preferred stock	—	1,984
Subscription receivable	—	(1,159,000)
Common stock	6,289	6,297
Additional paid-in capital	66,140,446	68,056,596
Unearned stock compensation	(348,021)	(353,752)
Accumulated other comprehensive loss	(72,103)	(90,276)
Retained deficit	(58,890,310)	(59,390,135)
Total stockholders’ equity	6,836,301	7,071,714
Total liabilities and stockholders’ equity	$9,117,695	$8,579,577

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2001	2002
	(unaudited)

Revenue	$7,356,138	$3,889,991
Less project expenses	(954,862)	(458,104)
Net revenue	6,401,276	3,431,887

Cost of revenue	3,546,236	1,992,804
Gross margin	2,855,040	1,439,083

Selling, general and administrative	2,637,359	1,545,276
Stock compensation	30,205	51,045
Intangibles amortization	4,880,522	287,499
Other	412,214	42,674
Loss from operations	(5,105,260)	(487,411)
Interest income	9,324	11,128
Interest expense	(52,087)	(23,486)
Other	—	(56)
Loss before income taxes	(5,148,023)	(499,825)
Provision (benefit) for income taxes	—	—
Net loss	$(5,148,023)	$(499,825)

Beneficial conversion charge on Series A preferred stock	—	(1,180,480)
Accretion of dividends on Series A preferred stock	—	(29,216)
Net loss available to common stockholders	$(5,148,023)	$(1,709,521)

Basic and diluted net loss per share	$(0.99)	$(0.27)

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Cash flows

(unaudited)

	Three Months Ended March 31,
	2001	2002
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(5,148,023)	$(499,825)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	119,172	88,068
Intangibles amortization	4,880,522	287,499
Non-cash stock compensation	30,205	51,045
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	652,465	(242,530)
Other assets	10,881	42,085
Accounts payable	(213,651)	55,303
Other liabilities	(972,775)	(396,928)
Net cash used in operating activities	(641,204)	(615,283)

INVESTING ACTIVITIES
Purchase of property and equipment	(130,331)	(30,637)
Purchase of businesses, net of cash acquired	(85,257)	—
Advances to Vertecon	—	(100,000)
Acquisition costs	—	(225,330)
Net cash used in investing activities	(215,588)	(355,967)

FINANCING ACTIVITIES
Payments on capital lease obligation	(55,802)	(14,063)
Proceeds from short-term borrowings	2,650,000	—
Payments on short-term borrowings	(1,750,819)	(448,567)
Payments on long-term debt	—	(6,796)
Proceeds from issuance of Series A preferred stock	—	825,000
Series A preferred stock issuance costs	—	(89,220)
Proceeds from stock issuances, net	—	6,027
Net cash provided by (used in) financing activities	843,379	272,381
Effect of exchange rate on cash and cash equivalents	(26,600)	(12,749)
Change in cash and cash equivalents	(40,013)	(711,618)
Cash and cash equivalents at beginning of period	842,481	1,412,238
Cash and cash equivalents at end of period	$802,468	$700,620

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2002 may not be indicative of the results for the full fiscal year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The computations of net loss per share are as follows:

	Three Months ended March 31,
	2001	2002

Net loss available to common stockholders	$(5,148,023)	$(1,709,521)

Weighted-average shares of common stock outstanding	6,252,233	6,296,711
Less common stock subject to contingency	(1,055,696)	—
Shares used in computing basic net loss per share	5,196,537	6,296,711

Basic and diluted net loss per share	$(0.99)	$(0.27)

Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended March 31 excludes common stock equivalents of 1,607,895 and 2,430,866 for 2001 and 2002, respectively.

5.                                      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company’s fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 shall not be amortized.  However, any goodwill associated with acquisitions consummated prior to June 30, 2001 would continue to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets will no longer be amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001 but prior to the January 1, 2002 effective date of Statement 142 shall continue to be reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, the Company continued to amortize goodwill through December 31, 2001 for its acquisitions completed prior to June 30, 2001, and ceased amortization upon January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease to the net loss for the three months ended March 31, 2002 of approximately $321,000 as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

The Company began to apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  The Company must complete a transitional impairment review to identify if goodwill is impaired within six months of adoption.  Any impairment loss resulting from the transitional impairment test will be reflected as a cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal year 2002.  The Company will perform the required transitional impairment tests of goodwill and indefinite lived assets during the second quarter of 2002.  The Company does not expect that the results of the transitional impairment tests will have a material impact on its consolidated financial statements, however, there can be no assurances that at the time the test is completed, a material impairment charge will not be recorded.  Previously, the Company had recorded an approximate $27,000,000 impairment charge to reduce the value of its intangibles during the quarter ended September 30, 2001.

In November 2001 the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which stated that these costs should be characterized as revenue in the income statement if billed to customers.  Topic D-103 was effective for the Company as of January 1, 2002.  As a result, the previously reported revenue amounts have been restated to present gross revenues including rebilled out-of-pocket expenses.  This pronouncement had no effect on gross margin or net income, as revenue and expenses both increased by offsetting amounts.

6.                                      Balance Sheet Components

	December 31, 2001	March 31, 2002
		(unaudited)
Accounts receivable:
Accounts receivable	$2,642,000	$2,936,813
Unbilled revenue	315,762	334,703
Allowance for doubtful accounts	(363,327)	(441,168)
	$2,594,435	$2,830,348

Other current liabilities:
Accrued bonus and commissions	$475,766	$273,244
Accrued vacation	223,598	83,703
Other payroll liabilities	8,883	21,945
Sales and use taxes	60,537	74,606
Other accrued expenses	383,584	415,940
Accrued medical claims	111,553	26,328
Deferred revenue	24,655	4,591
	$1,288,576	$900,357

7.                                      Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2001	2002

Net loss	$(5,148,023)	$(499,825)
Foreign currency translation adjustments	(60,865)	(18,173)
Total comprehensive net loss	$(5,208,888)	$(517,998)

8.                                      Business Combinations

On April 26, 2002, the Company consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation, through the merger of Vertecon with and into a wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation.  Perficient Vertecon, Inc. is the surviving corporation to the merger.  The Company acquired Vertecon for an aggregate purchase price of approximately $3,383,000, subject to certain post-closing adjustments. The purchase price consists of 1,994,586 shares of Perficient common stock, of which approximately 551,985 shares are being held in escrow, the assumption of outstanding Vertecon options and direct acquisition costs.

On April 26, 2002, the Company consummated the acquisition of Javelin Solutions, Inc. (“Javelin”), a Minnesota “S” corporation, through the merger of Javelin with and into a wholly-owned subsidiary, Perficient Javelin, Inc., a Delaware corporation.  Perficient Javelin, Inc. is the surviving corporation to the merger.  The Company acquired Javelin for an aggregate purchase price of approximately $5,772,000, subject to certain post-closing adjustments. The purchase price consists of 2,216,255 shares of Perficient common stock, of which approximately 1,108,127 shares are being held in escrow, $1,500,000 in non-interest bearing promissory notes, the assumption of outstanding Javelin options and direct acquisition costs.  The notes issued consist of $1,000,000 (subject to reduction based on defined working capital requirements of Javelin at closing) that are payable in four equal annual installments.  In addition, the notes issued will consist of $500,000 (all unpaid installments of these notes issued to certain employee shareholders are subject to forfeiture upon the termination of such employee shareholder for any reason during the two year period following the closing) that are payable in eight quarterly installments.

10.          Restructuring

During 2001, the Company implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001, and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Vertecon and Javelin. As part of this restructuring during 2001, the Company reduced its workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. Additionally, during the quarter ended March 31, 2002, the Company reduced its workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expenses.  As of March 31, 2002, all amounts accrued related to the restructuring and workforce reductions have been paid. The Company also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of common stock that was contemplated during 2000 but was postponed.

11.          Private Placement

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of our Series A Convertible Preferred Stock (“Series A”), par value $0.001 per share, to such investors for a purchase price of $1.00 per share, for gross proceeds of $1,984,000.  The Company intends to use the proceeds from the sale of the Series A Preferred Stock to further accelerate its previously announced acquisition program, strengthen its working capital position and for other corporate purposes.  Each share of Series A preferred stock is initially convertible into one share of Perficient common stock, par value $0.001 per share, at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at $1 and adjusted from time to time based on certain anti-dilution provisions.  The Company has also issued warrants to purchase 992,000 shares of Perficient common stock in connection with this sale of Series A preferred stock.  For every two shares of Series A preferred stock purchased by an investor, such investor received a Warrant to purchase one share of Perficient common stock at an initial exercise price of $2.00 per share of common stock.  In addition, we entered into Registration Rights Agreements with each of the purchasers pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series A preferred stock (and exercise of the Warrants) sold in the private placement.  Each share of Series A preferred stock will have voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series A preferred stock will accrue dividends at an annual rate per share equal to $1.00 multiplied by the prime rate plus 150 basis points. Accrued dividends on the Series A preferred stock totaled approximately $29,000 as of March 31, 2002.

In connection with Series A preferred stock issuance, the Company recognized a beneficial conversion charge totaling approximately $1,180,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.38 and an exchange ratio of 1.27:1, in accordance with Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $427,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

The Company obtained access to $825,000 of the proceeds from the Series A preferred stock issuance in January 2002.  The remainder of the funds remained in escrow subject to the completion of the Vertecon and Javelin mergers.  The Company obtained access to the remaining $1,159,000 in May 2002.

12.          Subsequent Event

On April 19, 2002, Sam Fatigato resigned his positions as president, chief operating officer and Director of Perficient.  The Company expects to recognize severance and related expense of approximately $215,000 during the second quarter of 2002, which will then be paid out over approximately one year.

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

We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned Risk Factors, as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section could seriously harm our business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB. In addition to historical information, this management’s discussion and analysis of financial condition and results of operations and other parts of this filing contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking information as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this filing. Please see the Special Cautionary Note Regarding Forward Looking Statements.

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, software company partners and their end-user customers.

In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period which began in October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Net revenue from IBM was approximately 41% of total net revenue for the three months ended March 31, 2002. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. Our agreement with IBM provides generally that we receive four month’s notice of any termination. Our agreements generally do not obligate our partners to use our services for any minimum amount or at all, and our partners may use the services of our competitors.

We derive our revenue from professional services that are provided primarily on a time and materials basis. Revenue is recognized and billed monthly by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. We are reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue, but are excluded from the presentation of net revenue.

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

During 2001, we implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001, and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease we no longer utilize as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Vertecon and Javelin. As part of this restructuring during 2001, we reduced our workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. Additionally, during the quarter ended March 31, 2002, we reduced our workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expense.  As of March 31, 2002, all amounts accrued related to the restructuring and workforce reductions have been paid. We also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed.

Results Of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

Net Revenue.  Net revenue decreased from $6,402,000 for the three months ended March 31, 2001 to $3,432,000 for the three months ended March 31, 2002. The decrease in net revenue reflected the decrease in the number of projects and consultants performing services, and the general decline of the IT services market. The number of consultants performing services for us declined from 141 at March 31, 2001 to 72 at March 31, 2002.  During the three month period ended March 31, 2002, 41% of our revenue was derived from IBM.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, decreased from $3,546,000 for the three months ended March 31, 2001 to $1,993,000 for the three months ended March 31, 2002. The decrease in cost of revenue is attributable to a reduction in the number of technology professionals who performed services for us over the related periods. The number of consultants performing services for us decreased from 141 at March 31, 2001 to 72 at March 31, 2002.

Gross Margin.  Gross margin decreased from $2,855,000 for the three months ended March 31, 2001, to $1,439,000 for the three months ended March 31, 2002.  Gross margin as a percentage of net revenue was 45% for the three months ended March 31, 2001 and 42% for the three months ended March 31, 2002.  The decrease in gross margin as a percentage of revenue is primarily due to the lower effective billing rates and higher average salaries during the period. We cannot predict the levels of our gross margin in the future, which will depend upon a number of factors that are not under our control, such as the continued decline in the technology services industry and reduced demand for our services, or other factors that we may control including our ability to successfully manage the utilization rates of our consultants.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses decreased from $2,637,000 for the three months ended March 31, 2001 to $1,545,000 for the three months ended March 31, 2002.  The decrease was the result of reductions in salaries of $200,000, travel costs of $300,000, company meeting costs of $150,000, telecom costs of $100,000, training costs of $70,000 and bad debt expense of $80,000.  Selling, general and administrative expenses as a percentage of net revenue were 41% for the three months ended March 31, 2001 and 45% for the three months ended March 31, 2002.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants during 2001, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense increased from $30,000 during the three months ended March 31, 2001 to $51,000 during the three months ended March 31, 2002, mainly as a result of additional option grants to employees at below fair market value and the granting of additional options to certain non-employee consultants.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000.  The decrease in amortization during 2002 compared to 2001 is due to a new accounting pronouncement that eliminated the amortization of goodwill and certain indefinite lived intangibles.

Interest Income (Expense).  Interest income for the three months ended March 31, 2001 was $9,000 and remained consistent with interest income of $11,000 for the three months ended March 31, 2002. Interest expense was approximately $52,000 during the three months ended March 31, 2001 compared to $23,000 for the three months ended March 31, 2002.  The decrease in interest expense is due to a decrease in total borrowings outstanding during 2002 compared to 2001 combined with a decline in the interest rate in effect during the first quarter of 2002 compared to the first quarter of 2001.

Liquidity And Capital Resources

In December 2001, we entered into a new line of credit arrangement with Silicon Valley Bank that expires in December 2003.  The agreement allows us to borrow up to $6,000,000, subject to certain borrowing base calculations based on eligible accounts receivable as defined in the agreement.  We are also required to comply with certain financial covenants under this agreement.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.5% (6.25% as of March 31, 2002).  The agreement also provides for a minimum interest payment and early termination fee.  As of March 31, 2002, there was $251,433 outstanding and approximately $1,137,000 remaining in availability under this line of credit.  The line of credit agreement of Vertecon with The PrivateBank and the line of credit agreement of Javelin with Wells Fargo Bank were each satisfied in full and terminated on May 13, 2002.  We utilized funds available under our line of credit with Silicon Valley Bank and available cash following the closings to satisfy the Vertecon and Javelin indebtedness.

In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $750,000.

Cash used by operations for the three months ended March 31, 2002 was $615,000. As of March 31, 2002, we had $701,000 in cash and working capital of $2,877,000.

On December 21, 2001, we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of common stock at the election of the holder.  We have also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance.  We obtained access to $825,000 of the funds from the sale of Series A Preferred Stock on January 29, 2002.  The rest of the funds were being held in escrow subject to the completion of the Vertecon and Javelin mergers, and were released in May 2002 following the closing of the mergers.  We plan to use these funds to strengthen our working capital position and other corporate purposes.

As of March 31, 2002, we had made advances totaling $700,000 in the form of a promissory note to Vertecon to fund Vertecon’s short-term working capital requirements. During April 2002, we advanced an additional $100,000 to Vertecon.  These notes were canceled and forgiven upon the consummation of the Vertecon merger.

                In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in equal annual installments over four years on the anniversary of the closing date of the acquisition.  The other $500,000 will be paid in eight equal quarterly installments commencing in July 2002.

We expect to fund our operations during 2002 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

As a result of the Vertecon and Javelin mergers, in addition to the aforementioned preferred stock issuance, we expect to borrow under our existing line of credit facility to fund the costs of the mergers and to fund the payment of certain of Vertecon’s outstanding obligations. The amount of borrowings available to us is based on a percentage of our receivables. In the event our working capital needs subsequent to the mergers exceed our borrowing capacity, we may need to obtain additional financing to continue our operations. In the ordinary course of business, we are continuing to engage in discussions with various persons in connection with additional financing.  Additional debt or equity financing may not be available when needed or on satisfactory terms.

Critical Accounting Policies

Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed.  Our normal payment terms are net 30 days.  Our agreement with IBM provides for net 45 day payment terms.  Reimbursements for out-of-pocket expenses are included in gross revenue, but excluded from net revenue.  We have arrangements with a limited number of customers. IBM accounted for 41% of our revenue during the three months ended March 31, 2002. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition. Amounts owed to us by IBM represented 29% of our accounts receivable, or $959,000, as of March 31, 2002. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

We adopted Statement of Financial Accounting Standards NO. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002.  In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment.  We are required to perform a transitional impairment review which involves a two step process:  Step 1 involves identifying reporting units, determining the fair value of each reporting unit, and determining if the fair value of each reporting unit is less than its carrying amount.  We must complete Step 1 by June 30, 2002.  If necessary, Step 2 must be completed before the end of the year in which we adopt the statement.  Step 2 measures the impairment charge and is completed if the fair value is less than the carrying value, as determined in Step 1.  The completion of this impairment review requires management to make complex assumptions and estimates, including but not limited to determining our reporting unit(s), selecting the appropriate methodology to determine the estimated fair value of a reporting unit as well as the actual fair value estimation of each reporting unit.  If our estimates were to change, this could result in a materially different impairment conclusion.  We do not expect the results of the transitional impairment test will have a material impact on our consolidated financial statements, however, there can be no assurances that at the time the test is completed, a material impairment charge will not be recorded.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 shall not be amortized.  However, any goodwill associated with acquisitions consummated prior to June 30, 2001 would continue to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets will no longer be amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001, but prior to the January 1, 2002 effective date of Statement 142, will continue to be reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, we continued to amortize goodwill through December 31, 2001 for our acquisitions completed prior to June 30, 2001, and ceased amortization on January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease in our net loss for the three months ended March 31, 2002 of approximately $321,000 as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

We began to apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  We must complete a transitional impairment review to identify if goodwill is impaired within six months of adoption.  Any impairment loss resulting from the transitional impairment test will be reflected as a cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal year 2002.  We will perform the required transitional impairment tests of goodwill and indefinite lived assets during the second quarter of 2002.  We do not expect that the results of the transitional impairment tests will have a material impact on our consolidated financial statements, however, there can be no assurances that at the time the test is completed, a material impairment charge will not be recorded.  Previously, we had recorded an approximate $27,000,000 impairment charge to reduce the value of our intangibles during the quarter ended September 30, 2001.

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which stated that these costs should be characterized as revenue in the income statement if billed to customers.  Topic D-103 was effective for us as of January 1, 2002.  As a result, our previously reported revenue amounts have been restated to present gross revenues including rebilled out-of-pocket expenses.  This pronouncement had no effect on our gross margin or net income, as revenue and expenses both increased by offsetting amounts.

Summary Unaudited Statements of Core Operations (including the effect of material acquisitions)

The unaudited statements of core operations exclude the impact of goodwill amortization, stock compensation, depreciation, intangibles impairment charge, acquisition related expenses, other non-cash expenses, and one time gains and charges. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-QSB. These statements of core operations are presented because management believes core net income (loss) is a widely accepted indicator of a company’s operating performance. Core net income (loss) measures presented may not be comparable to similarly titled measures presented by other companies. Core net income (loss) is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity. Our historical GAAP basis cash used in operations was approximately $641,000 and $615,000 during the three months ended March 31, 2001 and 2002, respectively.

	Three Months Ended March 31,
	2001	2002
Revenue	$7,356,138	$3,889,991
Less project expenses	(954,862)	(458,104)
Net revenue	6,401,276	3,431,887

Cost of revenue	3,546,236	1,992,804
Gross margin	2,855,040	1,439,083

Selling, general and administrative	2,518,187	1,457,208
Total core operating income (loss) (A)	336,853	(18,125)
Interest expense, net	(42,763)	(12,358)
Other income (expense)	—	(56)
Pretax core net income (loss) (A)	294,090	(30,539)
Pro forma provision (benefit) for income taxes (B)	108,813	(11,299)
Core net income (loss) (A)	$185,277	$(19,240)
Core net income (loss) per share (A):
Basic	$0.04	$—
Diluted	$0.03	$—
Shares used in computing basic core net income (loss) per share	5,196,537	6,296,711
Shares used in computing diluted core net income (loss) per share	6,804,432	8,727,577

(A) Core operating income (loss), core pretax net income (loss), core net income (loss) and core net income (loss) per share exclude the impact of goodwill amortization, depreciation, stock compensation, intangibles impairment charge, acquisition related expenses, other non-cash expenses and other one-time gains and charges.  A summary of expenses and one-time gains excluded from the above presentation is as follows:

	2001	2002
Depreciation and amortization	$4,999,694	$375,567

Stock compensation	30,205	51,045

Other	412,214	42,674
Total costs excluded during period	$5,442,113	$469,286

(B) Core forma net income (loss) and core net income (loss) per share include a tax provision (benefit) at an assumed effective rate of 37%.

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

We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $59,390,135 as of March 31, 2002. As a result of the acquisitions that we completed, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including, but not limited to, the general decline in the valuation of service companies and the decline in demand for Information Technology services. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. You should not view our historical growth rates as indicative of our future revenues.

We have a limited number of customers. The loss of sales to IBM would materially harm our business.

We have arrangements with a limited number of customers. IBM accounted for 41% of our net revenue during the three months ended March 31, 2002. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition.

Concentration of Credit Risk—IBM represented 29% of our accounts receivable as of March 31, 2002

Amount owed to us by IBM represented 29% of our accounts receivable, or $959,000, as of March 31, 2002. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

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

In 1999, we opened an office in London. During the year ended December 31, 2001, our London operations accounted for 7% of our net revenue and during the three months ended March 31, 2002 accounted for 18% of our net revenue. Risks inherent in our international business activities include the fluctuation of currency exchange rates, recessions in foreign economies, political and economic instability, reductions in business activity during the summer months in Europe, various and changing regulatory requirements, increased sales and marketing expenses, difficulty in staffing and managing foreign operations, potentially adverse taxes, complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Further, we have minimal experience in managing international offices and limited experience in marketing services to international clients. Revenues from our international offices may prove inadequate to cover the expenses of such offices and marketing to international clients. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with finding and integrating acquisitions.

We made three acquisitions during 2000 and we have also recently consummated the acquisitions of Vertecon and Javelin in April 2002. We may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company’s personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected by increased intangibles amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management’s attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock will be reduced.

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

The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Because of the rapid changes to, and volatility in, the Internet software and service industry, many well-capitalized companies that may have chosen sectors of the industry that are not competitive with our business, including some of our partners, may refocus their activities and resources. As a result, they could deploy their resources and enter into a business that is competitive with ours. In addition, with consolidation in the Internet software and service industry, many software developers that may have become our partners could acquire or develop the capabilities of performing our services for themselves or merge with our competitors.

Our current competitors include:

•                  in-house information technology and professional services and support departments of software companies;

•                  systems integrators, such as Cambridge Technology Partners, Cysive Inc., Sapient Corporation, Scient Corporation, CBridge, Viant Corporation;

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

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 36% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company. In addition, sales of our common stock by the former Compete, Vertecon and Javelin stockholders to a third party may result in a change of control of our company.

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

•                  develop new services; or

•                  respond to competitive pressures.

Any additional capital raised through the sale of equity will dilute your ownership percentage in our stock. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our business results would suffer.

Risks Particular to the Acquisition of Vertecon

We may have difficulty integrating the business of Vertecon into our existing operations.

Our recent acquisition of Vertecon involves the integration into Perficient of a company that has previously operated independently, with a focus on different geographical markets and software products utilizing different personnel. We cannot assure you that we will be able to integrate the operations of Vertecon without encountering difficulties or experiencing the loss of key Vertecon employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, we cannot assure you that the management teams of Perficient and Vertecon will be able to satisfactorily work with one another.

Former Vertecon stockholders may be able to influence us significantly.

The substantial ownership of our common stock by Vertecon’s former stockholders provides them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient’s stockholders. Former Vertecon stockholders own approximately 19% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the former Vertecon stockholders.

We may lose rights under contracts with customers and other third parties as a result of the Vertecon merger.

Perficient and Vertecon each have contracts with suppliers, customers, licensors, licensees and other business partners. The Vertecon merger may trigger requirements under some of these contracts to obtain the consent, waiver or approval of the other parties. If we cannot do so, we may lose some of these contracts or have to renegotiate the contracts on terms that may be less favorable. In addition, many of these contracts are for a short term or can be terminated following a short notice period. A loss of any of these contracts would reduce our revenues and may, in the case of some contracts, affect rights that are important to the operation of our business.

Inability of Perficient to satisfy Vertecon’s liabilities and absorb Vertecon’s net working capital deficit.

As of March 31, 2002, Vertecon had current liabilities in excess of its current assets. The absorption of this net working capital deficit by Perficient as a result of the Vertecon merger, as well as associated transaction costs of $350,000 could strain Perficient’s capital resources. As of March 31, 2002, Perficient has loaned Vertecon approximately $700,000 in order to fund its operations, and loaned an additional $100,000 during April 2002. This loan, combined with Vertecon’s operating cash flow was sufficient to provide for Vertecon’s working capital requirements through closing. We anticipate that our existing asset backed $6 million Line of Credit and available cash following the closing of the Vertecon merger will provide ample financing to cover the transaction costs, absorb the working capital deficit, and provide working capital for the combined company going forward.

Inability of Perficient and Vertecon to successfully close Vertecon’s pipeline of new business.

The success of Vertecon’s business model relies on the continuing sale of its services to both new and existing customers. While Vertecon’s existing backlog of customer contracts and pipeline of business prospects appears to be consistent with historical levels, there can be no guarantee that Perficient will be as successful in closing new business as Vertecon has been in the past. Any failure by Perficient to close business at historical rates could have a significant impact on revenues and lead to significant losses.

Risks Particular to the Acquisition of Javelin

We may have difficulty integrating the business of Javelin into our existing operations.

Our recent acquisition of Javelin involves the integration into Perficient of a company that has previously operated independently, with focuses on different geographical markets and software products utilizing different personnel. We cannot assure you that we will be able to integrate the operations of Javelin without encountering difficulties or experiencing the loss of key Javelin employees, customers or suppliers, or that the benefits expected from such integration will be realized. In addition, we cannot assure you that the management teams of Perficient and Javelin will be able to satisfactorily work with one another.

Former Javelin stockholders may be able to influence us significantly.

The substantial ownership of our common stock by Javelin’s former stockholders provides them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient’s stockholders. Former Javelin stockholders own approximately 21% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the former Javelin stockholders.

We may lose rights under contracts with customers and other third parties as a result of the Javelin merger.

Perficient and Javelin each have contracts with suppliers, customers, licensors, licensees and other business partners. The Javelin merger may trigger requirements under some of these contracts to obtain the consent, waiver or approval of the other parties. If we cannot do so, we may lose some of these contracts or have to renegotiate the contracts on terms that may be less favorable. In addition, many of these contracts are for a short term or can be terminated following a short notice period. A loss of any of these contracts would reduce our revenues and may, in the case of some contracts, affect rights that are important to the operation of our business.

Inability of Perficient and Javelin to successfully close Javelin’s pipeline of new business.

The success of Javelin’s business model relies on the continuing sale of its services to both new and existing customers. While Javelin’s existing backlog of customer contracts and pipeline of business prospects appears consistent with historical levels, there can be no guarantee that Perficient will be as successful in closing new business as Javelin has been in the past. Any failure by Perficient to close business at historical rates could have a significant impact on revenues and lead to significant losses.

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

Item 2.    Changes in Securities and Use of Proceeds.

We sold 1,984,000 shares of our Series A Convertible Preferred Stock, par value of $0.001 per share, for a purchase price of $1 per share.  Each share of Series A Preferred Stock is initially convertible into one share of our common stock, par value $0.001 per share, at the election of the holder.  We have also issued warrants to purchase 992,000 shares of our common stock in connection with this sale of Series A Preferred Stock.  For every two shares of Series A Preferred Stock purchased by an investor, such investor received a warrant to purchase one share of our common stock at an initial exercise price of $2.00 per share of common stock. The Series A Preferred Stock and warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

Holders of Series A Preferred Stock, before any amounts are paid to holders of our common stock, are entitled to receive $1.00 per share plus all unpaid, accrued dividends upon our liquidation, dissolution or winding up.  Holders of a majority of the voting power of the Series A Preferred Stock, voting as a separate class, have the right to elect one member of our board of directors or one-half the members of our board of directors in the event that we fail to comply with certain redemption obligations contained in our certificate of incorporation.

Item 4.    Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at a Special Meeting of Stockholders held on April 23, 2002, and received the votes set forth below:

1.               A proposal to approve the issuance of up to 2,092,287 shares of our common stock in connection with the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”) through a merger (the “Vertecon Merger”) of Vertecon with and into Perficient Vertecon, Inc., a subsidiary of Perficient, under an Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Perficient Vertecon, Inc., Vertecon and certain shareholders of Vertecon received 3,930,085 votes FOR and 3,770 votes AGAINST, with 5,500 abstentions.

2.               A proposal to approve the issuance of up to 2,216,255 shares of our common stock in connection with the acquisition of Javelin Solutions, Inc. (“Javelin”) through a merger (the “Javelin Merger”) of Javelin with and into Perficient Javelin, Inc., a subsidiary of Perficient, under an Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Perficient Javelin, Inc., Javelin and the shareholders of Javelin received 3,930,050 votes FOR and 3,770 votes AGAINST, with 5,535 abstentions.

3.               A proposal to approve the issuance of up to 2,976,000 shares of our common stock upon conversion of shares of Series A Convertible Preferred Stock and the exercise of common stock purchase warrants received 3,927,046 votes FOR and 6,455 votes AGAINST, with 5,854 abstentions.

4.               A proposal to approve an amendment to the Perficient 1999 Stock Option/Stock Issuance Plan (“the Perficient Option Plan”) to increase the number of shares of our common stock underlying the plan received 3,773,759 votes FOR and 162,096 votes AGAINST, with 3,500 abstentions.

Item 5.    Other Information

Effective April 19, 2002, Sam J. Fatigato resigned his position as president, Chief Operating Officer and Director of Perficient, Inc.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

3.1+	Certificate of Incorporation of Perficient, Inc.

3.2+	Bylaws of Perficient Inc.

4.1+	Specimen Certificate for shares of common stock.

4.2+	Warrant granted to Gilford Securities Incorporated.

4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.

4.4+++	Form of Common Stock Purchase Warrant.

10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.

10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.

10.4+	Contractor Service Agreement, dated December 31, 1998, between Registrant and Vignette Corporation.

10.5*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.6**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.

10.7***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.8***	Form of Registration Rights Agreement between Perficient and certain purchasers of common stock.

10.9***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.

10.10++	Lease by and between HUB Properties Trust and Perficient.

10.11#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.12##	Employment Agreement of Sam J. Fatigato

10.19##

Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.

10.20##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

10.13##	Employment Agreement with Jeffrey Davis

10.14##	Employment Agreement with Dale Klein

10.15##	Form of Voting Agreement regarding Vertecon Stock Issuance

10.16##	Form of Voting Agreement regarding Javelin Stock Issuance

10.17##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants

10.18+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto

+                 Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.

++          Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-35948) declared effective on July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference.

+++   Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference.

*                 Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2000 and incorporated herein by reference.

**          Previously filed with the Securities and Exchange Commission as an Appendix to the Company’s Proxy Statement filed on April 7, 2000 and incorporated herein by reference.

***   Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-KSB filed on March 30, 2000 and incorporated herein by reference.

#                 Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-KSB filed on April 2, 2001 and incorporated herein by reference.

##          Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-73466) incorporated herein by reference.

(b)           Reports on Form 8-K.

We filed a Form 8-K with the Securities and Exchange Commission on January 17, 2002 to report the execution of a Convertible Preferred Stock Purchase Agreement, dated as of December 31, 2001, under which we sold 1,984,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, and issued warrants to purchase up to 992,000 shares of our common stock in connection with this sale of Series A Preferred Stock.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: May 14, 2002	/s/ John T. McDonald

John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2002	/s/ Matt Clark

Matt Clark, Chief Financial Officer
(Principal Financial and Accounting Officer)