Form 10QSB
period 2002-06-30
PERFICIENT INC
filed 2002-08-14
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange act of 1934 for the quarterly period ended June 30, 2002

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

(1)           Yes ☒ No ☐

(2)           Yes ☒ No ☐

The number of shares of the Issuer’s Common Stock outstanding as of July 31, 2002 was 10,524,411.

PERFICIENT, INC.

INDEX

FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Consolidated Balance Sheets

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash	$1,412,238	$1,390,025
Accounts receivable, net	2,594,435	4,625,503
Note and interest receivable from Vertecon	603,469	—
Other current assets	157,302	278,946
Total current assets	4,767,444	6,294,474
Net property and equipment	533,948	1,558,436
Net intangible assets	3,550,100	13,048,458
Deferred acquisition expenses	104,885	—
Other noncurrent assets	161,318	229,580
Total assets	$9,117,695	$21,130,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,160	$387,449
Line of credit	700,000	657,180
Current portion of note payable	3,144	—
Current portion of capital lease obligation	38,373	395,763
Other current liabilities	1,288,576	2,329,272
Current portion of note payable to related party	—	476,531
Total current liabilities	2,273,253	4,246,195
Note payable, less current portion	3,667	—
Note payable to related party	—	832,176
Capital lease obligation, less current portion	4,474	437,346
Total liabilities	2,281,394	5,515,717
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	3,095
Common stock	6,289	10,523
Additional paid-in capital	66,140,446	76,169,903
Unearned stock compensation	(348,021)	(433,699)
Accumulated other comprehensive loss	(72,103)	(35,631)
Retained deficit	(58,890,310)	(60,098,960)
Total stockholders’ equity	6,836,301	15,615,231
Total liabilities and stockholders’ equity	$9,117,695	$21,130,948

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenue	$6,323,526	$6,220,477	$13,679,664	$10,110,468
Less project expenses	(964,056)	(572,710)	(1,918,918)	(1,030,814)
Net revenue	5,359,470	5,647,767	11,760,746	9,079,654

Cost of revenue	3,161,515	3,084,373	6,707,751	5,077,177
Gross margin	2,197,955	2,563,394	5,052,995	4,002,477

Selling, general and administrative	2,292,205	2,301,038	4,810,392	3,758,246
	(94,250)	262,356	242,603	244,231

Stock compensation	208,048	63,758	238,253	114,803
Depreciation	140,882	180,912	260,054	268,980
Intangibles amortization	4,912,277	323,025	9,792,799	610,524
Restructuring	142,936	344,947	555,150	387,621
Loss from operations	(5,498,393)	(650,286)	(10,603,653)	(1,137,697)
Interest income (expense), net	(37,469)	(48,270)	(80,232)	(60,628)
Other	—	(10,269)	—	(10,325)
Loss before income taxes	(5,535,862)	(708,825)	(10,683,885)	(1,208,650)
Provision for income taxes	7,739	—	7,739	—
Net loss	$(5,543,601)	$(708,825)	$(10,691,624)	$(1,208,650)

Beneficial conversion charge on preferred stock	—	(492,266)	—	(1,672,746)
Accretion of dividends on preferred stock	—	(31,792)	—	(61,008)
Net loss available to common stockholders	$(5,543,601)	$(1,232,883)	$(10,691,624)	$(2,942,404)

Basic and diluted net loss per share	$(0.94)	$(0.15)	$(1.93)	$(0.41)

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Cash flows

(unaudited)

	Six Months Ended June 30,
	2001	2002
OPERATING ACTIVITIES
Net loss	$(10,691,624)	$(1,208,650)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Depreciation	260,054	268,980
Intangibles amortization	9,792,799	610,524
Non-cash stock compensation	238,253	114,803
Non-cash interest expense	—	16,207
Non-cash interest income	—	(11,017)
Other non-cash expense	39,000	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	1,765,557	212,980
Other assets	42,514	(53,076)
Accounts payable	(158,470)	109,798
Other liabilities	(454,301)	(468,177)
Net cash provided by (used in) operating activities	833,782	(407,628)

INVESTING ACTIVITIES
Purchase of property and equipment	(158,665)	(83,914)
Purchase of businesses, net of cash acquired	(278,480)	(718,267)
Advances to Vertecon	—	(200,000)
Net cash used in investing activities	(437,145)	(1,002,181)

FINANCING ACTIVITIES
Payments on capital lease obligation	(73,124)	(89,159)
Proceeds from short-term borrowings	3,550,000	533,641
Payments on short-term borrowings	(3,850,000)	(1,971,861)
Payments on long-term debt	(1,630)	(6,885)
Proceeds from issuance of preferred stock	—	2,984,000
Preferred stock issuance costs	—	(96,558)
Proceeds from stock issuances, net	350	7,175
Net cash provided by (used in) financing activities	(374,404)	1,360,353
Effect of exchange rate on cash and cash equivalents	(32,778)	27,243
Change in cash and cash equivalents	(10,545)	(22,213)
Cash and cash equivalents at beginning of period	842,481	1,412,238
Cash and cash equivalents at end of period	$831,936	$1,390,025

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2002 may not be indicative of the results for the full fiscal year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

4.                    Net Loss Per Share

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

The computations of net loss per share are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2001	2002	2001	2002
Net loss available to common stockholders	$(5,543,601)	$(1,232,883)	$(10,691,624)	$(2,942,404)

Weighted-average shares of common stock outstanding	6,258,233	9,307,970	6,255,233	7,805,617
Less common stock subject to contingency	(387,741)	(1,185,786)	(721,718)	(596,169)
Shares used in computing basic net loss per share	5,870,492	8,122,184	5,533,515	7,209,448

Basic and diluted net loss per share	$(0.94)	$(0.15)	$(1.93)	$(0.41)

Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended June 30 excludes common stock equivalents of 481,051 and 3,957,865 for 2001 and 2002, respectively, and for the six months ended June 30 excludes common stock equivalents of 675,258 and 3,201,886 for 2001 and 2002, respectively.

5.                    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company’s fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 is not amortized.  However, goodwill associated with acquisitions consummated prior to June 30, 2001 continued to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets are no longer to be amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001 but prior to the January 1, 2002 effective date of Statement 142 were reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, the Company continued to amortize goodwill through December 31, 2001 for its acquisitions completed prior to June 30, 2001, and ceased amortization of intangible assets deemed to have indefinite lives upon January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease to the net loss for the three and six months ended June 30, 2002 of approximately $321,000 and $642,000, respectively, as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

The Company began to apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  As required by Statement 142, the Company performed the required transitional impairment tests of goodwill and indefinite lived assets during the second quarter of 2002 based upon the measurement of its fair value, and determined that its goodwill is not impaired.  Previously, the Company had recorded an approximate $27,000,000 impairment charge to reduce the value of its intangibles during the quarter ended September 30, 2001.

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

6.                    Balance Sheet Components

	December 31, 2001	June 30, 2002
		(unaudited)
Accounts receivable:
Accounts receivable	$2,642,000	$4,309,549
Unbilled revenue	315,762	1,123,196
Allowance for doubtful accounts	(363,327)	(807,242)
	$2,594,435	$4,625,503

Other current liabilities:
Accrued bonus and commissions	$475,766	$643,826
Accrued vacation	223,598	329,710
Accrued wages and other payroll liabilities	8,883	265,668
Accrued severance and restructuring	23,423	305,949
Sales and use taxes	60,537	82,975
Other accrued expenses	360,161	648,348
Accrued medical claims	111,553	20,229
Deferred revenue	24,655	32,567
	$1,288,576	$2,329,272

7.                    Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Net loss	$(5,543,601)	$(708,825)	$(10,691,624)	$(1,208,650)
Foreign currency translation adjustments	12,343	54,645	(48,522)	36,472
Total comprehensive net loss	$(5,531,258)	$(654,180)	$(10,740,146)	$(1,172,178)

8.                    Business Combinations

On April 26, 2002, the Company consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation, through the merger of Vertecon with and into a wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation.  Perficient Vertecon, Inc. is the surviving corporation to the merger.  Vertecon was a St. Louis based eBusiness Solutions provider that used advanced technology solutions to create competitive business advantages for its clients. Vertecon provided its customers with comprehensive solutions across the e-Business life cycle, including strategy, architecture, design, development and implementation services. The Company acquired Vertecon for an aggregate purchase price of approximately $3,245,000, subject to certain post-closing adjustments.  The purchase price consists of 1,994,586 shares of Perficient common stock, of which approximately 551,985 shares are being held in escrow, the assumption of outstanding Vertecon options and direct acquisition costs.  The acquisition of Vertecon was consummated in order to increase and diversify Perficient’s revenue base, add significant and longstanding customer relationships, provide geographic expansion into the St. Louis market, increase the number of qualified information technology consultants, and add experienced members of management among, other factors.  The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

On April 26, 2002, the Company consummated the acquisition of Javelin Solutions, Inc. (“Javelin”), a Minnesota “S” corporation, through the merger of Javelin with and into a wholly-owned subsidiary, Perficient Javelin, Inc., a Delaware corporation.  Perficient Javelin, Inc. is the surviving corporation to the merger.  Javelin Solutions, Inc. was a Minneapolis-based professional services firm providing eBusiness strategy consulting, application design, implementation and integration services to large and major midsize companies. Javelin helped its clients define eBusiness strategies to improve their competitive position and business efficiency and would then design, architect, develop and implement solutions to execute those strategies. Javelin would seek to solve complex eBusiness challenges and create solutions that provided its clients with significant competitive advantages. Javelin offered a full range of integrated services consisting of strategic consulting, design of information architectures, and the creation, customization and implementation of software applications. Javelin also provided consulting services to help clients address security issues and web hosting decisions. As part of these services, Javelin provided application management services for its clients. The Company acquired Javelin for an aggregate purchase price of approximately $5,945,000, subject to certain post-closing adjustments. The purchase price consists of 2,216,255 shares of Perficient common stock, of which approximately 1,108,127 shares are being held in escrow, $1,500,000 in non-interest bearing promissory notes, the assumption of outstanding Javelin options and direct acquisition costs.  The notes issued consist of $1,000,000 that are payable in four equal annual installments, and $500,000 (all unpaid installments of these notes issued to certain employee shareholders are subject to forfeiture upon the termination of such employee shareholder for any reason during the two year period following the closing) that are payable in eight quarterly installments.  The acquisition of Javelin was consummated in order to increase and diversify Perficient’s revenue base, add significant and longstanding customer relationships, provide geographic expansion into the Minneapolis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors.  The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

The aggregate purchase price for the acquisitions of Vertecon and Javelin is as follows:

	Vertecon	Javelin

Common stock	$2,874,997	$3,777,127
Note (less imputed interest of $210,000)	—	1,292,500
Assumption of existing option plan	16,053	549,909
Transaction broker fee	105,500	131,000
Direct acquisition costs	248,333	194,817
	$3,244,883	$5,945,353

The allocation of the purchase price for the acquisitions of Vertecon and Javelin is as follows:

	Vertecon	Javelin

Cash	$—	$178,950
Accounts receivable, net	647,522	1,568,958
Other current assets	26,767	55,794
Other long term assets	53,323	—
Fixed assets	472,267	534,715
Intangibles	4,857,941	5,250,941
Accounts payable	(322,451)	(138,765)
Other current liabilities	(647,029)	(687,219)
Line of credit	(795,400)	(600,000)
Note and interest payable to Perficient	(814,487)	—
Capital lease obligation	(193,288)	(484,194)
Accrued severance	(40,282)	—
Deferred stock compensation	—	266,173
	$3,244,883	$5,945,353

Intangible assets recorded in connection with the acquisitions of Vertecon and Javelin are as follows:

	Vertecon	Javelin

Customer relationships	$250,000	$250,000
Employment and non-compete agreements	100,000	100,000
Goodwill	4,507,941	4,900,941
	$4,857,941	$5,250,941

The customer relationship intangibles are being amortized over a five-year life and the employment and non-compete agreement intangibles are being amortized over a two-year life.

The acquisitions of Vertecon and Javelin were recorded under the purchase method of accounting.  Accordingly, the results of operations of Vertecon and Javelin have been included with those of the Company for periods subsequent to April 26, 2002.

In connection with the acquisitions of Vertecon and Javelin, we paid a broker fee to WWC Capital Group, LLC of approximately $236,500.  Michael J. Cromwell, III, a director of Perficient, is a partner of WWC Capital Group, LLC.

The unaudited pro forma combined results of operations of Perficient, Vertecon and Javelin for the six months ended June 30, 2001 and 2002, after giving effect to certain pro forma adjustments as if the transaction had occurred at the beginning of each period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Revenue (net of project expenses)	$9,460,411	$6,439,395	$20,320,703	$12,892,976
Operating loss	$(5,671,811)	$(717,869)	$(11,663,066)	$(1,365,450)
Net loss	$(5,801,088)	$(823,456)	$(11,893,272)	$(1,661,269)
Basic and diluted loss per share	$(0.69)	$(0.09)	$(1.47)	$(0.19)

10.    Restructuring

During the quarter ended June 30, 2002, the Company reduced its workforce by a total of four general and administrative personnel, including Sam Fatigato, our former President and Chief Operating Officer.  Severance expense recognized in the quarter ending June 30, 2002 was approximately $227,000.  As of June 30, 2002, approximately $184,000 of costs remains accrued related to the restructuring and workforce reduction, and such costs are included as a component of other current liabilities. Additionally, during the quarter ended June 30, 2002, the Company recorded approximately $118,000 of expenses, consisting of approximately $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, lawyer and accounting fees and other costs associated with the decision to close the London office.  As of June 30, 2002, $118,000 of costs related to the closing of the London office remains accrued and is included in other current liabilities. The Company expects the majority of the expenses related to the closing of the London office will be paid during the quarter ended September 30, 2002, and expects any remaining expenses to be paid prior to December 31, 2002.  As a result of the closing of the London office, the Company reduced its workforce by six employees, of which four were technology consultants and two were involved in selling, general administration and marketing.  Additionally, during the quarter ended March 31, 2002, the Company reduced its workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expenses, all of which has been paid as of June 30, 2002.

During 2001, the Company implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001, and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilizes as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Vertecon and Javelin. As part of these restructurings during 2001, the Company reduced its workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. The Company also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of common stock that was contemplated during 2000 but was postponed.  All costs associated with the 2001 restructuring initiatives have been paid.

11.    Private Placement

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), to 2M for a purchase price of approximately $0.90 per share. The Company intends to use the proceeds from the sale of the Series B Preferred Stock to further accelerate its previously announced acquisition program, strengthen its working capital position and for other corporate purposes. Each share of Series B Preferred Stock is initially convertible into one share of Perficient common stock at the election of the holder. The Company has also agreed to issue to 2M, subject to receipt of shareholder approval, a Warrant to purchase up to 555,500 shares of Perficient common stock in connection with this sale of Series B Preferred Stock.

2M has the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock exercisable on or before June 26, 2003, which purchase is subject to shareholder approval. 2M will receive a Warrant to purchase one share of Perficient common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

Simultaneously with the sale of shares to 2M by the Company, 2M purchased from Steven Papermaster, Robert Anderson and Bryan Menell, 300,000, 100,000 and 100,000 shares of Perficient common stock, respectively, for $0.75 per share. Mr. Papermaster is a member of the Company’s Board of Directors and each of Messrs. Papermaster, Menell and Anderson are or had been significant holders of Perficient common stock.

In addition, the Company entered into Registration Rights Agreements with 2M to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series B preferred stock (and exercise of the Warrants) sold in the private placement.  Each share of Series B preferred stock will have voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series B preferred stock will accrue dividends at an annual rate per share equal to $0.90 multiplied by an 8% interest rate.  Accrued dividends on the Series B preferred stock totaled approximately $1,000 as of June 30, 2002.

In connection with Series B preferred stock issuance, the Company recognized a beneficial conversion charge totaling approximately $459,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.16 and an exchange ratio of 1.34:1, in accordance with Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $170,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock (“Series A”) to such investors for a purchase price of $1.00 per share, for gross proceeds of $1,984,000.  The Company used the proceeds from the sale of the Series A Preferred Stock to strengthen its working capital position and for other corporate purposes.  Each share of Series A preferred stock is initially convertible into one share of Perficient common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at $1 and adjusted from time to time based on certain anti-dilution provisions.  The Company has also issued warrants to purchase 992,000 shares of Perficient common stock in connection with this sale of Series A preferred stock.  For every two shares of Series A preferred stock purchased by an investor, such investor received a Warrant to purchase one share of Perficient common stock at an initial exercise price of $2.00 per share of common stock.  In addition, the Company entered into Registration Rights Agreements with each of the purchasers pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series A preferred stock (and exercise of the Warrants) sold in the private placement.  Each share of Series A preferred stock will have voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series A preferred stock will accrue dividends at an annual rate per share equal to $1.00 multiplied by the prime rate plus 150 basis points.  Accrued dividends on the Series A preferred stock totaled approximately $60,000 as of June 30, 2002.

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

As a result of the Series B issuance discussed above, the conversion ratio for the Series A preferred stock decreased to approximately $0.99.  Additionally, as a result of the Series B preferred stock issuance, the number of warrants issued to the Series A investors increased to 1,001,604 and the exercise was changed to $1.98 per share.  A beneficial conversion charge of $22,000 related to the change in the Series A preferred stock conversion ratio and a beneficial conversion charge of $11,000 related to the change in the warrants was recognized during the second quarter of 2002.

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

We believe that it is important to communicate our future expectations to our investors. However, we may be unable to accurately predict or control events in the future. The factors listed in the sections captioned Risk Factors, as well as any other cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of certain of the events described in the Risk Factors section and elsewhere in this filing could seriously harm our business.

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

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, and the end-user customers of our software partners.

In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period which began in October 2000 for potential total revenue up to $73.5 million in total value. Through June 30, 2002, we have recognized approximately $11 million of revenue in connection with this agreement and we do not expect that we will receive revenues at or near the maximum level provided under our agreement with IBM. Net revenue from IBM was approximately 28% of total net revenue for the three months ended June 30, 2002. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. Our agreement with IBM provides generally that we receive four month’s notice of any termination. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

We derive the great majority of our revenue from professional services that are provided primarily on a time and materials basis, with the remaining small percentage of revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is recognized on a percentage of completion basis. On many projects we are also reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue, but are excluded from the presentation of net revenue.

Our revenue and operating results are subject to substantial variations based on our customers’ expenditures and the frequency with which we are chosen to perform services for our user customers. Revenue from any given customer will vary from period to period. We expect, however, that IBM will remain a significant customer for the foreseeable future. To the extent that IBM, or any other significant customer uses less of our services or terminates its relationship with us, our revenue could decline substantially.

Our gross margins are affected by trends in the utilization rate of our professionals (defined as the percentage of our professionals’ time billed to customers, divided by the total available hours in a period), the salaries we pay our consulting professionals, and the average rate we receive from our customers. If a project ends earlier than scheduled, or, as has been the case, we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

During the quarter ended June 30, 2002, we reduced our workforce by a total of four employees, all of which were general and administrative personnel of Sam Fatigato, our former President and Chief Operating Officer.  Severance expense recognized in the quarter ending June 30, 2002 was approximately $227,000.  As of June 30, 2002, approximately $184,000 of costs remains accrued related to the restructuring and workforce reduction, and such costs are included as a component of other current liabilities. Additionally, during the quarter ended June 30, 2002, we recorded approximately $118,000 of expenses, consisting of severance and benefits, lease commitments, and legal fees associated with our decision to close our London office.  As of June 30, 2002, $118,000 of costs related to the closing of the London office remains accrued and is included in other current liabilities. We expect the majority of the expenses related to the closing of the London office will be paid during the quarter ended September 30, 2002, and expect any remaining expenses to be paid prior to December 31, 2002.

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

Results Of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

Net Revenue.  Net revenue increased from $5,359,000 for the three months ended June 30, 2001 to $5,648,000 for the three months ended June 30, 2002. The increase in net revenue is a direct result of the additional revenue acquired with Javelin and Vertecon. The results of Vertecon and Javelin are included with our results for the period from April 27, 2002 to June 30, 2002.  Including the results of Vertecon and Javelin as if the acquisitions had occurred on January 1, 2002, net revenue for the three months ended June 30, 2002 would have been $6,439,000.  The number of consultants performing services for us increased from 122 at June 30, 2001 to 129 at June 30, 2002.  We retained the services of an additional 59 consultants as a result of the acquisitions of Vertecon and Javelin.  During the three month period ended June 30, 2002, 28% of our revenue was derived from IBM.   During the three months ended June 30, 2002 our utilization was approximately 72% and our average rate was approximately $129 an hour.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, decreased from $3,162,000 for the three months ended June 30, 2001 to $3,084,000 for the three months ended June 30, 2002. The slight decrease in cost of revenue is attributable to a reduction in the average number of technology professionals who performed services for us over the related periods. The average number of consultants performing services for us decreased from 133 for the quarter ending June 30, 2001 to 115 for the quarter ending June 30, 2002. Including the results of Vertecon and Javelin as if these acquisitions had occurred on January 1, 2002, cost of revenue would have been $3,513,000 for the three months ended June 30, 2002.

Gross Margin.  Gross margin increased from $2,198,000 for the three months ended June 30, 2001 to $2,563,000 for the three months ended June 30, 2002.  Gross margin as a percentage of net revenue was 41% for the three months ended June 30, 2001 and 45% for the three months ended June 30, 2002.  The increase in gross margin as a percentage of revenue is primarily due to an increase in the  utilization rate from 53% in the second quarter of  2001 to 72% in the second quarter of 2002, which more than offset a decline in the average rate from $152 to $128. Gross margins can fluctuate depending upon a number of factors including our ability to successfully manage the utilization rates and salaries of our consultants, and the rates we can command for our services

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses increased from $2,292,000 for the three months ended June 30, 2001 to $2,301,000 for the three months ended June 30, 2002.  The increase was the result of additional rent and general and administrative salaries incurred in supporting the increased revenue as a result of the acquisitions of Vertecon and Javelin.  Selling, general and administrative expenses as a percentage of net revenue declined from 43% for the three months ended June 30, 2001 to 41% for the three months ended June 30, 2002.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $208,000 during the three months ended June 30, 2001 to $64,000 during the three months ended June 30, 2002 due to a $127,000 decrease in the expense recognized for options granted to employees with exercise prices below fair market value at the date of grant, and a $41,000 decrease in non-employee option expense offset by a  the recognition of $23,000 of option expense during 2002 related to the assumption of options in the Javelin acquisition.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  The decrease in amortization during 2002 compared to 2001 is due to a new accounting pronouncement effective January 1, 2002, that eliminated the amortization of goodwill and certain indefinite lived intangibles.

Interest Income (Expense).  Interest income decreased from $7,000 for the three months ended June 30, 2001 to $2,000 for the three months ended June 30, 2002, excluding imputed interest income of $3,000 on advances made to Vertecon. The decrease in interest income (excluding interest on the Vertecon advances) was due to a general decline in interest rates during the relevant periods and a lower average cash balance during 2002 compared to 2001.  Interest expense was approximately $44,000 during the three months ended June 30, 2001 compared to $53,000 for the three months ended June 30, 2002.  The change in interest expense is due to a combination of factors, including a general decline in the interest rate over the relevant periods and a decline in the amount of borrowings on our line of credit with Silicon Valley Bank, offset by a $16,000 increase during 2002 related to imputed interest expense on the notes issued to the Javelin shareholders, of which there was no such expense in 2001.  During the three months ended June 30, 2002, we recognized interest income of approximately $3,000 related to advances totaling $800,000 made to Vertecon prior to the acquisition of Vertecon.  The interest receivable from Vertecon was eliminated upon the acquisition of Vertecon.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

Net Revenue.  Net revenue decreased from $11,761,000 for the six months ended June 30, 2001 to $9,079,000 for the six months ended June 30, 2002. The decrease in net revenue reflected the decrease in the number of projects and consultants performing services, and the general decline of the IT services market. The results of Vertecon and Javelin are included with our results for the period from April 27, 2002 to June 30, 2002.  The average number of consultants performing services for us decreased from 146 for the six months ending  June 30, 2001 to 94 for the six months ending June 30, 2002.  During the six month period ended June 30, 2002, 33% of our revenue was derived from IBM.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, decreased from $6,708,000 for the six months ended June 30, 2001 to $5,077,000 for the six months ended June 30, 2002. The decrease in cost of revenue is attributable to a reduction in the number of technology professionals who performed services for us. The average number of consultants performing services for us decreased from 146 for the six months ending  June 30, 2001 to 94 for the six months ending June 30, 2002.

Gross Margin.  Gross margin decreased from $5,053,000 for the six months ended June 30, 2001 to $4,002,000 for the six months ended June 30, 2002.  Gross margin as a percentage of net revenue was 43% for the six months ended June 30, 2001 and 44% for the six months ended June 30, 2002.  The increase in gross margin as a percentage of revenue is due to higher utilization rates during the six months ended June 30, 2002 compared to the six months ended June 30, 2001, offset by a decline in average rates.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses decreased from $4,810,000 for the six months ended June 30, 2001 to $3,758,000 for the six months ended June 30, 2002.  The decrease reflects cost cutting measures and staff reductions made to keep SG&A costs in line with the decline in revenue in the six months ended June 2002 versus the six months ended June, 2001  Selling, general and administrative expenses as a percentage of net revenue were 41% for the six months ended June 30, 2001 and 41% for the six months ended June 30, 2002.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense decreased from $238,000 during the six months ended June 30, 2001 to $115,000 during the six months ended June 30, 2002, due to a $82,000 decrease in the expense recognized for options granted to employees with exercise prices below fair market value at the date of grant, a $64,000 decrease in non-employee option expense offset by a  the recognition of $23,000 during 2002 related to the assumption of options in the Javelin acquisition.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, Core Objective, Inc. in November 2000 and Vertecon and Javelin in April 2002.  The decrease in amortization during 2002 compared to 2001 is due to a new accounting pronouncement effective January 1, 2002 that eliminated the amortization of goodwill and certain indefinite lived intangibles.

Interest Income (Expense).  Interest income decreased from $16,000 for the six months ended June 30, 2001 to $5,000 for the six months ended June 30, 2002, excluding imputed interest income of $11,000 on advances made to Vertecon. The decrease in interest income (excluding interest on the Vertecon advances) was due to a general decline in interest rates during the relevant periods and a lower average cash balance during 2002 compared to 2001.  Interest expense was approximately $96,000 during the six months ended June 30, 2001 compared to $77,000 for the six months ended June 30, 2002.  The change in interest expense is due to a combination of factors, including a general decline in the interest rate over the relevant periods and a decline in the amount of borrowings under our line of credit with Silicon Valley Bank, offset by a $16,000 increase during 2002 related to imputed interest expense on the notes issued to the Javelin shareholders, of which there was no such expense in 2001.  During the six months ended June 30, 2002, we recognized interest income of approximately $11,000 related to advances totaling $800,000 made to Vertecon prior to the acquisition of Vertecon.  The interest receivable from Vertecon was eliminated upon the acquisition of Vertecon.

Liquidity And Capital Resources

In December 2001, we entered into a line of credit arrangement with Silicon Valley Bank that expires in December 2003.  The agreement allows us to borrow up to $6,000,000, subject to certain borrowing base calculations based on eligible accounts receivable as defined in the agreement.  We are also required to comply with certain financial covenants under this agreement.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.5% (6.25% as of June 30, 2002).  The agreement also provides for a minimum interest payment and early termination fee.  As of June 30, 2002, there was $657,000 outstanding and approximately $1,112,000 remaining in availability under this line of credit.  The line of credit agreement of Vertecon with The PrivateBank and the line of credit agreement of Javelin with Wells Fargo Bank were each satisfied in full and terminated on May 13, 2002.  We utilized funds available under our line of credit with Silicon Valley Bank and available cash following the closings to satisfy the Vertecon and Javelin indebtedness.

In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $750,000.  These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank.

Cash used by operations for the six months ended June 30, 2002 was $408,000. As of June 30, 2002, we had $1,390,000 in cash and working capital of $2,048,000.

On December 21, 2001, we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of our common stock at the election of the holder.  We have also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance.  We obtained access to $825,000 of the funds from the sale of Series A Preferred Stock on January 29, 2002.  The rest of the funds were being held in escrow subject to the completion of the Vertecon and Javelin mergers, and were released in May 2002 following the closing of the mergers.  We used these funds to strengthen our working capital position and for other corporate purposes.

We have entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which we have sold 1,111,000 shares of our Series B Convertible Preferred Stock, to 2M for a purchase price of approximately $0.90 per share. Each share of Series B Convertible Preferred Stock is initially convertible into one share of our common stock at the election of the holder. We have also agreed to issue to 2M, subject to receipt of shareholder approval, a Warrant to purchase up to 555,500 shares of our Common Stock in connection with this sale of Series B Preferred Stock.

2M has the option to purchase up to an additional 1,666,500 shares of our Series B Convertible Preferred Stock exercisable on or before June 26, 2003, which purchase is subject to shareholder approval. 2M will receive a Warrant to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

Through April 26, 2002, we had made advances totaling $800,000 in the form of promissory notes to Vertecon to fund Vertecon’s short-term working capital requirements. These notes were canceled and forgiven upon the consummation of the Vertecon merger.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition.  The other $500,000 will be paid in eight equal quarterly installments commencing in July 2002.

We expect to fund our operations during 2002 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we are continuing to engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

Consulting revenues are comprised of revenue from consulting fees recognized primarily on a time and material basis as performed.  For fixed fee engagements, revenue is recognized on a percentage of completion method (based on the ratio of costs incurred to total estimated costs).  Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.  Unbilled revenues on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts.  Billings in excess of costs plus earnings are classified as deferred revenues.  Our normal payment terms are net 30 days.  Our agreement with IBM provides for net 45 day payment terms.  Reimbursements for out-of-pocket expenses are included in gross revenue, but excluded from net revenue.

We adopted Statement of Financial Accounting Standards NO. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002.  In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 is not amortized.  However, any goodwill associated with acquisitions consummated prior to June 30, 2001 continued to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets are no longer be amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001, but prior to the January 1, 2002 effective date of Statement 142, were reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, we continued to amortize goodwill through December 31, 2001 for our acquisitions completed prior to June 30, 2001, and ceased amortization on January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease in our net loss for the three and six months ended June 30, 2002 of approximately $321,000 and $642,000, respectively as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

We began to apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  As required by Statement 142, we performed the required transitional impairment tests of goodwill and indefinite lived assets during the second quarter of 2002 based upon the measurement of its fair value, and determined that goodwill is not impaired. Previously, we had recorded an approximate $27,000,000 impairment charge to reduce the value of our intangibles during the quarter ended September 30, 2001.

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

Summary Unaudited Statements of Operations (including the effect of material acquisitions)

The following unaudited statements of operations (including the effect of material acquisitions) give effect to the merger of Perficient, Vertecon and Javelin as if the mergers occurred on January 1, 2002.  This information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on January 1, 2002.  You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our unaudited interim consolidated financial statements and the notes relating to those statements included elsewhere in this Report on Form 10-QSB. These statements operations (including the effect of material acquisitions) and EBITDA* are presented because management believes EBITDA* is a good, and widely accepted indicator of a company’s operating performance. EBITDA* measures presented may not be comparable to similarly titled measures presented by other companies. EBITDA* is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Revenue	$7,014,869	$13,955,978
Less project expenses	(575,474)	(1,063,002)
Net revenue	6,439,395	12,892,976
Cost of revenue	3,513,053	7,162,404
Gross margin	2,926,342	5,730,572
Selling, general and administrative	2,645,965	5,373,026
EBITDA*	280,377	357,546

Stock compensation	68,981	138,106
Depreciation	245,853	488,323
Intangibles amortization	337,500	689,474
Restructuring	227,585	288,766
Acquisition related expenses	18,242	108,627
Loss from operations	(617,784)	(1,355,750)
Interest income (expense), net	(73,287)	(170,157)
Other	(14,058)	(17,035)
Loss before income taxes	(705,129)	(1,542,942)
Provision (benefit) for income taxes	—	—
Net loss	$(705,129)	$(1,542,942)
Beneficial conversion charge on preferred stock	(492,266)	(1,672,746)
Accretion of dividends on preferred stock	(31,792)	(61,008)
Net income (loss) available to common stockholders	$(1,229,187)	$(3,276,696)
Basic and diluted net loss per share	$(0.14)	$(0.37)
Shares used in computing basic net income (loss) per share	8,850,955	8,844,150
Shares used in computing diluted net income (loss) per share	13,385,360	13,339,589

* Excluding stock compensation and restructuring expense.

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

We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $60,099,000 as of June 30, 2002. As a result of the acquisitions that we completed, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including, but not limited to, the general decline in the valuation of service companies and the decline in demand for Information Technology services. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. You should not view our historical growth rates as indicative of our future revenues.

We have a limited number of customers. The loss of sales to IBM would materially harm our business.

We have arrangements with a limited number of customers. IBM accounted for 28% of our net revenue during the three months ended June 30, 2002. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition.

Concentration of Credit Risk—IBM represented 16% of our accounts receivable as of June 30, 2002

Amount owed to us by IBM represented 16% of our accounts receivable, or $851,000, as of June 30, 2002. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

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

Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and utilize highly skilled technology professionals. Additionally, our technology professionals are at-will employees. Any inability to attract, train and retain highly skilled technology professionals would impair our ability to adequately manage, staff and utilize our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our gross margins are subject to fluctuations as a result of variances in utilization rates.

Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

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

We Face Certain Risks Related To Shutting Down Our London Operations, Including Loss Of Revenue

In 1999, we opened an office in London. During the quarter ended June 30, 2002, we committed to closing our London office.  We have recorded approximately $118,000 of costs, consisting of severance and benefits, office rent commitments, and legal expenses related to the closing of our London office during the quarter ended June 30, 2002. As a result of our decision to close our London office, we may incur additional expenses relating to closing down these operations, may have more difficulty collecting accounts receivable from our customers, and may incur non-reimbursable expenses in order to service our existing customers in and around London. During the year ended December 31, 2001, our London operations accounted for 7% of our net revenue and during the three and six months ended June 30, 2002 accounted for 9% and 12%, respectively, of our net revenue.

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

•                  systems integrators, such as Sapient Corporation, divine, and Razorfish;

•                  large consulting firms, such as Accenture, KPMG Consulting, and the consulting arms of the large accounting firms; and

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

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 32% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

We believe our existing line of credit, along with our recent $1.9 million Series A preferred stock offering and $1 million Series B preferred stock offering, should provide sufficient resources to satisfy our near term capital requirements. However, while we do not see an immediate need, in the future we may need to raise additional funds through public or private debt or equity financing in order to:

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

The substantial ownership of our common stock by Vertecon’s former stockholders provides them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient’s stockholders. Former Vertecon stockholders own approximately 19% of the outstanding shares of Perficient common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the former Vertecon stockholders.

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

The substantial ownership of our common stock by Javelin’s former stockholders provides them with the ability to exercise substantial influence in the election of directors and other matters submitted for approval by Perficient’s stockholders. Former Javelin stockholders own approximately to 21% of the outstanding shares of Perficient. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of Perficient without the consent of the former Javelin stockholders.

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

Item 2.    Changes in Securities and Use of Proceeds.

On June 26, 2002, we sold 1,111,000 shares of our Series B Convertible Preferred Stock, par value of $0.001 per share (“Series B Preferred Stock”), for an aggregate purchase price of $1.0 million (approximately $0.90 per share) to 2M Technology Ventures, L.P. (“2M”).  Each share of Series B Preferred Stock is initially convertible into one share of our common stock, par value $0.001 per share, at the election of the holder.  We have also agreed to issue to 2M, subject to receipt of shareholder approval at our Annual Shareholders Meeting to be held August 29, 2002 (the “Annual Meeting”), a Warrant to purchase up to 555,500 shares of our common stock for $2.00 per share in connection with this sale of Series B Preferred Stock.  2M has the option to purchase up to an additional 1,666,500 shares of our Series B Convertible Preferred Stock exercisable on or before June 26, 2003, which purchase is subject to shareholder approval at the Annual Meeting (the “2M Option”).  2M will receive additional Warrants (collectively with the warrant to purchase 555,500 shares of common stock, the “Warrants”) to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the 2M Option (i.e., warrants to purchase up to 833,250 shares of common stock).  The Series B Preferred Stock and warrants were sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

Simultaneously with the sale of shares to 2M by us, 2M purchased from Steven Papermaster, Robert Anderson and Bryan Menell, 300,000, 100,000 and 100,000 shares of our common stock, respectively, for $0.75 per share.  Mr. Papermaster is a member of our Board of Directors and each of Messrs. Papermaster, Menell and Anderson are significant holders of our common stock.

Holders of Series B Preferred Stock, before any amounts are paid to holders of our common stock, are entitled to receive $1.80 per share plus all unpaid, accrued dividends upon our liquidation, dissolution or winding up. This will result in a reduction of the amount available to pay to the holders of our common stock in the event of our liquidation, dissolution or winding up. Holders of a majority of the voting power of the Series B Preferred Stock, voting as a separate class, have the right to elect one member of our board of directors until June 25, 2007.  On or after June 25, 2007, holders of a majority of the voting power of our Series B Preferred Stock, voting together with the holders of Series A Preferred Stock as a single class, by a two-thirds majority of the total shares of Series A Preferred Stock and Series B Preferred Stock, eligible to vote thereon, have the right to elect such number of directors as constitutes one-half of the members of our Board of Directors.

In addition, in conjunction with the completion of the sale of securities to 2M, we have agreed to amend the terms of the certificate of designation for the Series A Preferred Stock to increase the liquidation preference of the Series A Preferred Stock from $1.00 to $2.00 per share.

On April 26, 2002, we consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation, through the merger of Vertecon with and into our wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation.  Perficient Vertecon, Inc. is the surviving corporation to the merger.  As part of the consideration, we issued an aggregate of approximately 1,994,586 shares of our common stock (of which approximately 551,985 shares are being held in escrow for disposition by the escrow agent in accordance with the terms of the Agreement) to the shareholders of Vertecon.

On April 26, 2002, we consummated the acquisition of Javelin Solutions, Inc. (“Javelin”), a Minnesota corporation, through the merger of Javelin with and into our wholly owned subsidiary, Perficient Javelin, Inc., a Delaware corporation.  As part of the consideration, we issued an aggregate of approximately 2,216,255 shares of our common stock (of which approximately 1,108,127 shares are being held in escrow for disposition by the escrow agent in accordance with the terms of the Agreement) to the shareholders of Javelin.

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

2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

3.1+	Certificate of Incorporation of Perficient, Inc.

3.2+	Bylaws of Perficient Inc.

4.1+	Specimen Certificate for shares of common stock.

4.2+	Warrant granted to Gilford Securities Incorporated.

4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.

4.4+++	Form of Common Stock Purchase Warrant.

4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.

4.6###	Form of Common Stock Purchase Warrant.

10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.

10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.

10.4+	Contractor Service Agreement, dated December 31, 1998, between Registrant and Vignette Corporation.

10.5*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.6**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.

10.7***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.8***	Form of Registration Rights Agreement between Perficient and certain purchasers of common stock.

10.9***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.

10.10++	Lease by and between HUB Properties Trust and Perficient.

10.11#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.12##	Employment Agreement of Sam J. Fatigato

10.13##	Employment Agreement with Jeffrey Davis

10.14##	Employment Agreement with Dale Klein

10.15##	Form of Voting Agreement regarding Vertecon Stock Issuance

10.16##	Form of Voting Agreement regarding Javelin Stock Issuance

10.17##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants

10.18+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto

10.19##

Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.

10.20##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

10.21###	Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, by and among Perficient and the persons listed on Schedule 1 thereto.

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

###                          Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein.

(b)           Reports on Form 8-K.

We filed a Form 8-K with the Securities and Exchange Commission on May 10, 2002 to report that on April 26, 2002, we consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation, through the merger of Vertecon with and into our wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation.  Perficient Vertecon, Inc. is the surviving corporation to the merger.  We also reported that on April 26, 2002 we consummated the acquisition of Javelin Solutions, Inc. (“Javelin”), a Minnesota corporation, through the merger of Javelin with and into our wholly owned subsidiary, Perficient Javelin, Inc., a Delaware corporation.  Perficient Javelin, Inc. is the surviving corporation to the merger.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: August 14, 2002	/s/ John T. McDonald

John T. McDonald, Chief Executive
Officer (Principal Executive Officer)

Dated: August 14, 2002	/s/ Matt Clark

Matt Clark, Chief Financial Officer
(Principal Financial and Accounting Officer)