Form 10QSB
period 2002-09-30
PERFICIENT INC
filed 2002-11-14
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

(1)           Yes ☒No ☐

(2)           Yes ☒No ☐

The number of shares of the Issuer’s Common Stock outstanding as of September 30, 2002 was 10,537,226.

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash	$1,412,238	$1,554,978
Accounts receivable, net	2,594,435	3,811,352
Note and interest receivable from Vertecon	603,469	—
Other current assets	157,302	404,729
Total current assets	4,767,444	5,771,059
Net property and equipment	533,948	1,378,847
Net intangible assets	3,550,100	12,718,538
Deferred acquisition expenses	104,885	—
Other noncurrent assets	161,318	202,683
Total assets	$9,117,695	$20,071,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,160	$184,482
Line of credit	700,000	632,051
Current portion of note payable	3,144	—
Current portion of capital lease obligation	38,373	369,602
Other current liabilities	1,288,576	2,070,477
Current portion of note payable to related party	—	480,962
Total current liabilities	2,273,253	3,737,574
Note payable, less current portion	3,667	—
Note payable to related party	—	789,153
Capital lease obligation, less current portion	4,474	394,828
Total liabilities	2,281,394	4,921,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	3,095
Common stock	6,289	10,537
Additional paid-in capital	66,140,446	76,072,289
Unearned stock compensation	(348,021)	(290,799)
Accumulated other comprehensive loss	(72,103)	(39,395)
Retained deficit	(58,890,310)	(60,606,155)
Total stockholders’ equity	6,836,301	15,149,572
Total liabilities and stockholders’ equity	$9,117,695	$20,071,127

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(unaudited)		(unaudited)

Revenue	$5,483,282	$6,349,989	$19,162,946	$16,460,457
Less project expenses	(673,444)	(499,250)	(2,592,362)	(1,530,064)
Net revenue	4,809,838	5,850,739	16,570,584	14,930,393

Cost of revenue	2,974,607	3,300,209	9,682,358	8,377,386
Gross margin	1,835,231	2,550,530	6,888,226	6,553,007

Selling, general and administrative	1,918,995	2,380,950	6,729,387	6,139,196
	(83,764)	169,580	158,839	413,811

Stock compensation	281,623	74,754	519,876	189,557
Depreciation	131,950	214,914	392,004	483,894
Intangibles amortization	4,911,019	337,500	14,703,818	948,024
Impairment charge	26,798,178	—	26,798,178	—
Restructuring and other	211,327	—	766,477	387,621
Loss from operations	(32,417,861)	(457,588)	(43,021,514)	(1,595,285)
Interest income (expense), net	(12,493)	(54,020)	(92,725)	(114,648)
Other	—	4,413	—	(5,912)
Loss before income taxes	(32,430,354)	(507,195)	(43,114,239)	(1,715,845)
Provision (benefit) for income taxes	(50,000)	—	(42,261)	—
Net loss	$(32,380,354)	$(507,195)	$(43,071,978)	$(1,715,845)

Beneficial conversion charge on preferred stock	—	—	—	(1,672,746)
Accretion of dividends on preferred stock	—	(51,419)	—	(112,427)
Net loss available to common stockholders	$(32,380,354)	$(558,614)	$(43,071,978)	$(3,501,018)

Basic and diluted net loss per share	$(5.22)	$(0.06)	$(7.48)	$(0.45)

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Cash flows

(unaudited)

	Nine Months Ended September 30,
	2001	2002
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(43,071,978)	$(1,715,845)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	392,004	483,894
Intangibles amortization	14,703,818	948,024
Impairment charge	26,798,178	—
Non-cash stock compensation	519,876	189,557
Non-cash interest expense	—	40,115
Non-cash interest income	—	(11,017)
Other non-cash expense	39,000	11,166
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	3,319,488	1,011,121
Other assets	60,632	(154,227)
Accounts payable	(95,544)	(92,806)
Other liabilities	(877,986)	(709,525)
Net cash provided by operating activities	1,787,488	457

INVESTING ACTIVITIES
Purchase of property and equipment	(191,240)	(130,777)
Purchase of businesses, net of cash acquired	(278,347)	(788,347)
Advances to Vertecon	—	(200,000)
Net cash used in investing activities	(469,587)	(1,119,124)

FINANCING ACTIVITIES
Payments on capital lease obligation	(91,723)	(157,840)
Proceeds from short-term borrowings	3,800,000	533,641
Payments on short-term borrowings	(5,300,000)	(1,996,990)
Payments on long-term debt	(2,440)	(6,903)
Proceeds from issuance of preferred stock	—	2,984,000
Preferred stock issuance costs	—	(126,454)
Proceeds from stock issuances, net	350	7,617
Net cash provided by (used in) financing activities	(1,593,813)	1,237,071
Effect of exchange rate on cash and cash equivalents	(40,265)	24,336
Change in cash and cash equivalents	(316,177)	142,740
Cash and cash equivalents at beginning of period	842,481	1,412,238
Cash and cash equivalents at end of period	$526,304	$1,554,978

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                    Basis of Presentation

The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2002 may not be indicative of the results for the full fiscal year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

The computations of net loss per share are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2002	2001	2002

Net loss available to common stockholders	$(32,380,354)	$(558,614)	$(43,071,978)	$(3,501,018)

Weighted-average shares of common stock outstanding	6,261,233	10,528,683	6,257,233	8,717,203
Less common stock subject to contingency	(53,763)	(1,660,100)	(499,067)	(954,710)
Shares used in computing basic net loss per share	6,207,470	8,868,583	5,758,166	7,762,493

Basic and diluted net loss per share	$(5.22)	$(0.06)	$(7.48)	$(0.45)

Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended September 30 excludes common stock equivalents of 551,143 and 5,434,798 for 2001 and 2002, respectively, and for the nine months ended September 30 excludes common stock equivalents of 1,097,432 and 3,979,087 for 2001 and 2002, respectively.

5.                    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the Company’s fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 is not amortized.  However, goodwill associated with acquisitions consummated prior to June 30, 2001 continued to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets are no longer amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001 but prior to the January 1, 2002 effective date of Statement 142 were reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, the Company continued to amortize goodwill through December 31, 2001 for its acquisitions completed prior to June 30, 2001, and ceased amortization of intangible assets deemed to have indefinite lives upon January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease to the net loss for the three and nine months ended September 30, 2002 of approximately $321,000 and $962,000, respectively, as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

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

6.                    Balance Sheet Components

	December 31, 2001	September 30, 2002
		(unaudited)
Accounts receivable:
Accounts receivable	$2,642,000	$3,679,687
Unbilled revenue	315,762	1,060,308
Allowance for doubtful accounts	(363,327)	(928,643)
	$2,594,435	$3,811,352

Other current liabilities:
Accrued bonus and commissions	$475,766	$519,434
Accrued vacation	223,598	242,585
Other payroll liabilities	8,883	291,639
Accrued severance and restructuring	23,423	144,128
Sales and use taxes	60,537	28,660
Other accrued expenses	360,161	566,762
Accrued medical claims	111,553	17,705
Deferred revenue	24,655	259,564
	$1,288,576	$2,070,477

7.                    Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Net loss	$(32,380,354)	$(507,195)	$(43,071,978)	$(1,715,845)
Foreign currency translation adjustments	(2,753)	(3,764)	(51,275)	32,708
Total comprehensive net loss	$(32,383,107)	$(510,959)	$(43,123,253)	$(1,683,137)

8.                    Business Combinations

On April 26, 2002, the Company consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation, through the merger of Vertecon with and into a wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation.  Perficient Vertecon, Inc. is the surviving corporation to the merger.  Vertecon was a St. Louis based eBusiness Solutions provider that used advanced technology solutions to create competitive business advantages for its clients. Vertecon provided its customers with comprehensive solutions across the e-Business life cycle, including strategy, architecture, design, development and implementation services. The Company acquired Vertecon for an aggregate purchase price of approximately $3,247,000, subject to certain post-closing adjustments.  The purchase price consisted of 1,994,586 shares of Perficient common stock, of which approximately 551,985 shares are being held in escrow, the assumption of outstanding Vertecon options and direct acquisition costs.  The acquisition of Vertecon was consummated in order to increase and diversify Perficient’s revenue base, add significant and longstanding customer relationships, provide geographic expansion into the St. Louis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors.  The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

On April 26, 2002, the Company consummated the acquisition of Javelin Solutions, Inc. (“Javelin”), a Minnesota “S” corporation, through the merger of Javelin with and into a wholly-owned subsidiary, Perficient Javelin, Inc., a Delaware corporation.  Perficient Javelin, Inc. is the surviving corporation to the merger.  Javelin Solutions, Inc. was a Minneapolis-based professional services firm providing eBusiness strategy consulting, application design, implementation and integration services to large and major midsize companies. Javelin helped its clients define eBusiness strategies to improve their competitive position and business efficiency and would then design, architect, develop and implement solutions to execute those strategies. Javelin would seek to solve complex eBusiness challenges and create solutions that provided its clients with significant competitive advantages. Javelin offered a full range of integrated services consisting of strategic consulting, design of information architectures, and the creation, customization and implementation of software applications. Javelin also provided consulting services to help clients address security issues and web hosting decisions. As part of these services, Javelin provided application management services for its clients. The Company acquired Javelin for an aggregate purchase price of approximately $5,951,000, subject to certain post-closing adjustments. The purchase price consists of 2,216,255 shares of Perficient common stock, of which approximately 1,108,127 shares are being held in escrow, $1,500,000 in non-interest bearing promissory notes, the assumption of outstanding Javelin options and direct acquisition costs.  The notes issued consist of $1,000,000 that are payable in four equal annual installments, and $500,000 (all unpaid installments of these notes issued to certain employee shareholders are subject to forfeiture upon the termination of such employee shareholder for any reason during the two year period following the closing) that are payable in eight quarterly installments.  The acquisition of Javelin was consummated in order to increase and diversify Perficient’s revenue base, add significant and longstanding customer relationships, provide geographic expansion into the Minneapolis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors.  The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

The aggregate purchase price for the acquisitions of Vertecon and Javelin is as follows:

	Vertecon	Javelin

Common stock	$2,874,997	$3,777,127
Note (less imputed interest of $210,000)	—	1,292,500
Assumption of existing option plan	16,053	549,909
Transaction broker fee	105,500	131,000
Direct acquisition costs	250,479	200,249
	$3,247,029	$5,950,785

The allocation of the purchase price for the acquisitions of Vertecon and Javelin is as follows:

	Vertecon	Javelin

Cash	$—	$178,950
Accounts receivable, net	647,522	1,568,958
Other current assets	26,767	55,794
Other long term assets	53,323	—
Fixed assets	472,267	534,715
Intangibles	4,860,087	5,256,373
Accounts payable	(322,451)	(138,765)
Other current liabilities	(647,029)	(687,219)
Line of credit	(795,400)	(600,000)
Note and interest payable to Perficient	(814,487)	—
Capital lease obligation	(193,288)	(484,194)
Accrued severance	(40,282)	—
Deferred stock compensation	—	266,173
	$3,247,029	$5,950,785

Intangible assets recorded in connection with the acquisitions of Vertecon and Javelin are as follows:

	Vertecon	Javelin

Customer relationships	$250,000	$250,000
Employment and non-compete agreements	100,000	100,000
Goodwill	4,510,087	4,906,373
	$4,860,087	$5,256,373

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

The unaudited pro forma combined results of operations of Perficient, Vertecon and Javelin for the three and nine months ended September 30, 2001 and 2002, after giving effect to certain pro forma adjustments as if the transactions had occurred at the beginning of each period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Revenue	$9,059,175	$6,349,989	$31,298,796	$20,305,967
Less project expenses	(673,444)	(499,250)	(2,592,362)	(1,562,252)
Net revenue	8,385,731	5,850,739	28,706,434	18,743,715

Cost of revenue	5,127,252	3,300,209	16,869,822	10,462,613
Gross margin	3,258,479	2,550,530	11,836,612	8,281,102

Selling, general and administrative	3,561,252	2,380,950	12,214,887	7,753,976
	(302,773)	169,580	(378,275)	527,126

Stock compensation	305,744	74,754	573,853	212,860
Depreciation	368,566	214,914	1,081,548	703,237
Intangibles amortization	4,961,019	337,500	14,853,818	1,012,499
Impairment charge	26,798,178	—	26,798,178	—
Postponed offering costs	—	—	123,354	—
Writedown of investments	264,279	—	264,279	—
Other one time gains	(74,386)	—	(74,386)	—
Restructuring	325,444	—	915,764	407,093
Loss from operations	(33,251,617)	(457,588)	(44,914,683)	(1,808,563)
Acquisition expense	(216,473)	—	(216,473)	(108,627)
Interest income (expense), net	(71,617)	(54,020)	(285,629)	(215,998)
Other	(6,104)	4,413	(7,235)	(12,622)
Loss before income taxes	(33,545,811)	(507,195)	(45,424,020)	(2,145,810)
Provision (benefit) for income taxes	(49,955)	—	(34,891)	—
Net loss	$(33,495,856)	$(507,195)	$(45,389,129)	$(2,145,810)

Basic and diluted net loss per share	$(3.82)	$(0.06)	$(5.61)	$(0.24)

This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated at the beginning of each period presented.

10.             Restructuring

During the quarter ended June 30, 2002, the Company reduced its workforce by a total of four general and administrative personnel, including Sam Fatigato, our former President and Chief Operating Officer.  Severance expense recognized in the quarter ending June 30, 2002 was approximately $227,000.  As of September 30, 2002, approximately $133,000 of costs remain accrued related to the restructuring and workforce reduction, and such costs are included as a component of other current liabilities. Additionally, during the quarter ended June 30, 2002, the Company recorded approximately $118,000 of expenses, consisting of approximately $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, lawyer and accounting fees and other costs associated with the decision to close the London office.  As of September 30, 2002, $11,000 of costs related to the closing of the London office remain accrued and is included in other current liabilities. The Company expects the remaining expenses related to the closing of the London office will be paid during the quarter ended December 31, 2002.  As a result of the closing of the London office, the Company reduced its workforce by six employees, of which four were technology consultants and two were involved in selling, general administration and marketing.  Additionally, during the quarter ended March 31, 2002, the Company reduced its workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expenses, all of which has been paid.

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

11.             Private Placement

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), to 2M for a purchase price of approximately $0.90 per share. The Company used the proceeds from the sale of the Series B Preferred Stock to strengthen its working capital position and for other corporate purposes. Each share of Series B Preferred Stock is initially convertible into one share of Perficient common stock at the election of the holder. The Company has also agreed to issue to 2M, a Warrant to purchase up to 555,500 shares of Perficient common stock in connection with this sale of Series B Preferred Stock.

2M has the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock exercisable on or before June 26, 2003. 2M will receive a Warrant to purchase one share of Perficient common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

Simultaneously with the sale of shares to 2M by the Company, 2M purchased from Steven Papermaster, Robert Anderson and Bryan Menell, 300,000, 100,000 and 100,000 shares of Perficient common stock, respectively, for $0.75 per share. Mr. Papermaster was a member of the Company’s Board of Directors at the time of the transaction and each of Messrs. Papermaster, Menell and Anderson are or had been significant holders of Perficient common stock.

In addition, the Company entered into Registration Rights Agreements with 2M pursuant to which the Company filed on October 10, 2002 a registration statement with the Securities and Exchange

Commission covering the resale of the shares of common stock issuable upon the conversion of the Series B preferred stock (and exercise of the Warrants) sold in the private placement.  Each share of Series B preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series B preferred stock accrues dividends payable in our common stock at an annual rate per share equal to $0.90 multiplied by an 8% interest rate.  Accrued dividends on the Series B preferred stock totaled approximately $21,000 as of September 30, 2002.

In connection with Series B preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $459,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.16 and an exchange ratio of 1.34:1, in accordance with Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $170,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock (“Series A”) to such investors for a purchase price of $1.00 per share, for gross proceeds of $1,984,000.  The Company used the proceeds from the sale of the Series A Preferred Stock to strengthen its working capital position and for other corporate purposes.  Each share of Series A preferred stock is initially convertible into one share of Perficient common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at $1 and adjusted from time to time based on certain anti-dilution provisions.  The Company has also issued warrants to purchase 992,000 shares of Perficient common stock in connection with this sale of Series A preferred stock.  For every two shares of Series A preferred stock purchased by an investor, such investor received a Warrant to purchase one share of Perficient common stock at an initial exercise price of $2.00 per share of common stock.  In addition, the Company entered into Registration Rights Agreements with each of the purchasers pursuant to which the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series A preferred stock (and exercise of the Warrants) sold in the private placement which registration statement was declared effective by the Securities and Exchange Commission on October 10, 2002.  Each share of Series A preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series A preferred stock accrues dividends at an annual rate per share equal to $1.00 multiplied by the prime rate plus 150 basis points.  Accrued dividends on the Series A preferred stock totaled approximately $91,000 as of September 30, 2002.

In connection with Series A preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $1,180,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.38 and an exchange ratio of 1.27:1, in accordance with Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $427,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

The Company obtained access to $825,000 of the proceeds from the Series A preferred stock issuance in January 2002.  The remainder of the funds remained in escrow subject to the completion of the Vertecon and Javelin mergers.  The Company obtained access to the remaining $1,159,000 in May 2002.

As a result of the Series B issuance discussed above, the conversion ratio for the Series A preferred stock decreased to approximately $0.99.  Additionally, as a result of the Series B preferred stock issuance, the number of warrants issued to the Series A investors increased to 1,001,604 and the exercise price was adjusted to $1.98 per share.  A beneficial conversion charge of $22,000 related to the change in the Series A preferred stock conversion ratio and a beneficial conversion charge of $11,000 related to the change in the warrants was recognized during the second quarter of 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period which began in October 2000 for potential total revenue to us not to exceed $73.5 million in total value. Through September 30, 2002, we have recognized approximately $13 million of revenue in connection with this agreement and we do not expect that we will receive revenues at or near the maximum level provided under our agreement with IBM. Net revenue from IBM was approximately 31% and 32% of total net revenue for the three and nine months ended September 30, 2002, respectively. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue. Our agreement with IBM provides generally that we receive four month’s notice of any termination. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

We derive most of our revenue from professional services that are provided primarily on a time and materials basis, with the remaining small percentage of revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is recognized on a percentage of completion basis. On many projects we are also reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue, but are excluded from the presentation of net revenue.

Our revenue and operating results are subject to substantial variations based on our customers’ expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period. We expect, however, that IBM will remain a significant customer for the foreseeable future. To the extent that IBM, or any other significant customer uses less of our services or terminates its relationship with us, our revenue could decline substantially.

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

During the quarter ended June 30, 2002, we reduced our workforce by a total of four general and administrative personnel, including Sam Fatigato, our former President and Chief Operating Officer.  Severance expense recognized in the quarter ending June 30, 2002 was approximately $227,000.  As of September 30, 2002, approximately $133,000 of costs remains accrued related to the restructuring and workforce reduction, and such costs are included as a component of other current liabilities. Additionally, during the quarter ended June 30, 2002, we recorded approximately $118,000 of expenses, consisting of severance and benefits, lease commitments, and legal fees associated with our decision to close our London office.  As of September 30, 2002, $11,000 of costs related to the closing of the London office remains accrued and is included in other current liabilities. We expect the remaining expenses related to the closing of the London office will be paid during the quarter ended December 31, 2002.

During the quarter ended March 31, 2002, we reduced our workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expense.

During 2001, we implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001, and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease we no longer utilize as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also include actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Vertecon and Javelin. As part of this restructuring, we reduced our workforce during 2001 by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. We also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed.

Results Of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

Net Revenue.  Net revenue increased from $4,810,000 for the three months ended September 30, 2001 to $5,851,000 for the three months ended September 30, 2002. The increase in net revenue resulted from additional revenue from the acquired Javelin and Vertecon businesses, as well as better utilization rate for our consultants. The results of Vertecon and Javelin are included with our results for the period from April 27, 2002 to September 30, 2002.  The average number of consultants performing services for us increased from 110 at September 30, 2001 to 123 at September 30, 2002.  Of these consultants, 53 were acquired in the Javelin and Vertecon acquisitions. During the three month period ended September 30, 2002, 31% of our revenue was derived from IBM.   During the three months ended September 30, 2002 our utilization rate was approximately 69% and our average rate was approximately $134 an hour compared to a utilization rate of 55% and an average rate of $144 an hour during the three months ended September 30, 2001.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, increased from $2,975,000 for the three months ended September 30, 2001 to $3,300,000 for the three months ended September 30, 2002. The increase in cost of revenue is attributable to an increase in the average number of technology professionals who performed services for us over the related periods. The average number of consultants performing services for us increased from 110 for the quarter ended September 30, 2001 to 123 for the quarter ended September 30, 2002.  In addition, our average loaded cost per consultant for the quarter ended September 30, 2002 increased by 4% as compared to the same period in 2001.

Gross Margin.  Gross margin increased from $1,835,000 for the three months ended September 30, 2001 to $2,551,000 for the three months ended September 30, 2002.  Gross margin as a percentage of net revenue was 38.2% for the three months ended September 30, 2001 and 43.6% for the three months ended September 30, 2002.  The increase in gross margin as a percentage of revenue is primarily due to an increase in the utilization rate from 55% during the three months ended September 30, 2001 to 69% during the three months ended September 30, 2002, which more than offset a decline in the average rate from $144 to $134. Gross margins can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses increased from $1,919,000 for the three months ended September 30, 2001 to $2,381,000 for the three months ended September 30, 2002.  The increase was the result of a $300,000 increase in salaries and compensation, a $150,000 increase in office and other rents, and other miscellaneous cost increases offset by a $119,000 decrease in non-reimbursable travel and entertainment expenses.  The additional rent and general and administrative salaries were incurred as a result of the acquisitions of Vertecon and Javelin.  The total number of selling, general and administrative employees increased from an average of 33 for the three months ended September 30, 2001 to an average of 35 for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of net revenue increased from 40% for the three months ended September 30, 2001 to 41% for the three months ended September 30, 2002.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $282,000 during the three months ended September 30, 2001 to $75,000 during the three months ended September 30, 2002.

Depreciation.  Depreciation expense increased from $132,000 during the three months ended September 30, 2001 to $215,000 during the three months ended September 30, 2002. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin.

Restructuring.  Restructuring expense consists of severance payments and related benefits, the remaining lease commitment for unused office space during 2001, and costs associated with the shutdown of our London office which included severance and related benefits, the remaining office lease commitment, loss on disposal of fixed assets, and associated legal and accounting fees. Restructuring expense decreased from $211,000 during the three months ended September 30, 2001 to $0 during the three months ended September 30, 2002. The restructuring during the third quarter of 2001 was related to workforce reductions to bring our costs in line with our revenue and in anticipation of our pending acquisitions of Javelin and Vertecon.  There was no workforce restructuring in the third quarter of 2002.

Impairment Charge.  During the three months ended September 30, 2001, we recorded an impairment charge of $26,798,000 to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value based on undiscounted cash flows and other factors including market capitalization, net book value, and other indicators of value. There was no impairment charge during the three months ended September 30, 2002.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  Amortization decreased from $4,911,000 during the three months ended September 30, 2001 to $338,000 during the three months ended September 30, 2002.  The decrease in amortization during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is due to our accounting for amortization in accordance with a new accounting pronouncement effective January 1, 2002, that eliminated the amortization of goodwill and certain indefinite lived intangibles, as well as the impairment to goodwill recorded in the third quarter of 2001.

Interest Income (Expense).  Interest income decreased from $4,000 for the three months ended September 30, 2001 to $1,000 for the three months ended September 30, 2002. Interest expense was approximately $16,000 during the three months ended September 30, 2001 compared to $55,000 for the three months ended September 30, 2002.  The increase in interest expense is due to a combination of factors, including an increase in the amount borrowed under our short term debt facility, a switch to an asset backed line of credit with Silicon Valley Bank and the resulting increase in credit facility fees of $9,000, an increase of $6,000 related to capital leases, and $24,000 related to imputed interest expense on the notes issued to the Javelin shareholders of which there was no such expense in 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2002

Net Revenue.  Net revenue decreased from $16,571,000 for the nine months ended September 30, 2001 to $14,930,000 for the nine months ended September 30, 2002. The decrease in net revenue reflected the decrease in the number of projects and consultants performing services, and the general decline of the IT services market. The results of Vertecon and Javelin are included with our results for the period from April 27, 2002 to September 30, 2002.  The average number of consultants who performed services for us decreased from 133 for the nine months ended September 30, 2001 to 103 for the nine months ended September 30, 2002.  During the nine months ended September 30, 2002, 32% of our revenue was derived from IBM.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, decreased from $9,682,000 for the nine months ended September 30, 2001 to $8,377,000 for the nine months ended September 30, 2002. The decrease in cost of revenue is attributable to a reduction in the number of technology professionals who performed services for us. The average number of consultants who performed services for us decreased from 133 for the nine months ended September 30, 2001 to 103 for the nine months ended September 30, 2002.

Gross Margin.  Gross margin decreased from $6,888,000 for the nine months ended September 30, 2001 to $6,553,000 for the nine months ended September 30, 2002.  Gross margin as a percentage of net revenue was 42% for the nine months ended September 30, 2001 and 44% for the nine months ended September 30, 2002.  The increase in gross margin as a percentage of revenue is due to higher utilization rates during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, offset by a decline in average rates.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses decreased from $6,729,000 for the nine months ended September 30, 2001 to $6,139,000 for the nine months ended September 30, 2002.  The decrease reflects cost cutting measures and staff reductions made to keep selling, general and administrative costs in line with the decline in revenue in the nine months ended September 2002.  Selling, general and administrative expenses as a percentage of net revenue were 41% for both the nine months ended September 30, 2001 and the nine months ended September 30, 2002.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense recognized as a result of certain modifications made to outstanding options. Stock compensation expense decreased from $520,000 during the nine months ended September 30, 2001 to $190,000 during the nine months ended September 30, 2002.

Depreciation.  Depreciation expense increased from $392,000 during the nine months ended September 30, 2001 to $484,000 during the nine months ended September 30, 2002. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin.

Restructuring.  Restructuring expense consists of severance payments and related benefits, the remaining lease commitment for unused office space during 2001, and costs associated with the shutdown of our London office which included severance and related benefits, the remaining office lease commitment, loss on disposal of fixed assets, and associated legal and accounting fees. Restructuring expense decreased from $766,000 during the nine months ended September 30, 2001 to $388,000 during the nine months ended September 30, 2002. The decrease in restructuring expense was the result of a decrease in the number of people terminated in workforce reductions during the first nine months of 2002 compared to the first nine months of 2001, offset by a $118,000 charge taken during the second quarter of 2002 to shut down our UK operations.  We terminated 83 people in workforce reductions associated with restructurings during the first nine months of 2001 versus 16 people during the first nine months of 2002.

Impairment Charge.  During the nine months ended September 30, 2001, we recorded an impairment charge of $26,798,000 to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value based on undiscounted cash flows and other factors including market capitalization, net book value, and other indicators of value. There was no impairment charge during the nine months ended September 30, 2002.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  Amortization decreased from $14,704,000 during the nine months ended September 30, 2001 to $948,000 during the nine months ended September 30, 2002.  The decrease in amortization during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is due to our accounting for amortization in accordance with a new accounting pronouncement effective January 1, 2002, that eliminated the amortization of goodwill and certain indefinite lived intangibles, as well as the impairment to goodwill recorded in the third quarter of 2001.

Interest Income (Expense).  Interest income decreased from $20,000 for the nine months ended September 30, 2001 to $6,000 for the nine months ended September 30, 2002, excluding imputed interest income of $11,000 on advances made to Vertecon. The decrease in interest income (excluding interest on the Vertecon advances) was due to a general decline in interest rates during 2002 and a lower average cash balance during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.  Interest expense was approximately $113,000 during the nine months ended September 30, 2001 compared to $131,000 during the nine months ended September 30, 2002.  The change in interest expense is due to a combination of factors, including a general decline in the interest rate during 2002 and a decline in the amount of borrowings under our line of credit with Silicon Valley Bank, offset by a $40,000 increase during 2002 related to imputed interest expense on the notes issued to the Javelin shareholders, of which there was no such expense in 2001.  During the nine months ended September 30, 2002, we recognized interest income of approximately $11,000 related to advances totaling $800,000 made to Vertecon prior to the acquisition of Vertecon.  The interest receivable from Vertecon was eliminated upon the acquisition of Vertecon.

Liquidity And Capital Resources

In December 2001, we entered into a line of credit arrangement with Silicon Valley Bank that expires in December 2003.  The agreement allows us to borrow up to $6,000,000, subject to certain borrowing base calculations based on eligible accounts receivable as defined in the agreement.  We are also required to comply with certain financial covenants under this agreement.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.5% (6.25% as of September 30, 2002).  The agreement also provides for a minimum interest payment and early termination fee.  As of September 30, 2002, there was $632,000 outstanding and approximately $1,009,500 remaining in availability under this line of credit.  The line of credit agreement of Vertecon with The PrivateBank and the line of credit agreement of Javelin with Wells Fargo Bank were each satisfied in full and terminated on May 13, 2002.  We utilized funds available under our line of credit with Silicon Valley Bank and available cash following the closings to satisfy the Vertecon and Javelin indebtedness.

In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $750,000.  These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank.

Cash provided by operations for the nine months ended September 30, 2002 was $450. As of September 30, 2002, we had $1,555,000 in cash and working capital of $2,033,000.

On December 21, 2001, we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share.  Each share of Series A Convertible Preferred Stock is initially convertible into one share of our common stock at the election of the holder.  We also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance.  We obtained access to $825,000 of the funds from the sale of Series A Preferred Stock on January 29, 2002.  The rest of the funds were being held in escrow subject to the completion of the Vertecon and Javelin mergers, and were released in May 2002 following the closing of the mergers.  We used these funds to strengthen our working capital position and for other corporate purposes.

We entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which we sold 1,111,000 shares of our Series B Convertible Preferred Stock to 2M for a purchase price of approximately $0.90 per share. Each share of Series B Convertible Preferred Stock is initially convertible into one share of our common stock at the election of the holder. We have also agreed to issue to 2M, a Warrant to purchase up to 555,500 shares of our Common Stock in connection with this sale of Series B Preferred Stock.

2M has the option to purchase up to an additional 1,666,500 shares of our Series B Convertible Preferred Stock exercisable on or before June 26, 2003. 2M will receive a Warrant to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

As a result of the Series B issuance, the conversion ratio for the Series A preferred stock decreased to approximately $0.99.  Additionally, as a result of the Series B preferred stock issuance, the number of warrants issued to the Series A investors increased to 1,001,604 and the exercise price was adjusted to $1.98 per share.

Through April 26, 2002, we had made advances totaling $800,000 in the form of promissory notes to Vertecon to fund Vertecon’s short-term working capital requirements. These notes were canceled and forgiven upon the consummation of the Vertecon merger.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition.  The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002.  Accordingly, we paid $62,500 in July 2002 and $62,500 in October 2002.

We expect to fund our operations during 2002 and 2003 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we are continuing to engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

Consulting revenues are comprised of revenue from consulting fees recognized primarily on a time and material basis as performed.  For fixed fee engagements, revenue is recognized on a percentage of completion method (based on the ratio of costs incurred to total estimated costs).  Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.  Unbilled revenues on contracts are comprised of costs plus earnings on certain contracts in excess of contractual billings on such contracts.  Billings in excess of costs plus earnings are classified as deferred revenues.  Our normal payment terms are net 30 days.  Our agreement with IBM provides for net 45 day payment terms.  Reimbursements for out-of-pocket expenses are included in gross revenue, but excluded from net revenue.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002.  In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for our fiscal year beginning January 1, 2002.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 is not amortized.  However, any goodwill associated with acquisitions consummated prior to June 30, 2001 continued to be amortized through December 31, 2001.  Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets are no longer to be amortized.  Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001, but prior to the January 1, 2002 effective date of Statement 142, were reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002.  Accordingly, we continued to amortize goodwill through December 31, 2001 for our acquisitions completed prior to June 30, 2001, and ceased amortization on January 1, 2002, the effective date of Statement 142.  The impact of Statement 142 resulted in a decrease in our net loss for the three and nine months ended September 30, 2002 of approximately $321,000 and $962,000, respectively as a result of the non-amortization provisions for goodwill prescribed by Statement 142.

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

In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which stated that these costs should be characterized as revenue in the income statement if billed to customers.  Topic D-103 was effective for us as of January 1, 2002.  As a result, our previously reported revenue amounts have been restated to present gross revenues including rebilled out-of-

pocket expenses.  This pronouncement had no effect on our gross margin or net income, as revenue and expenses both increased by offsetting amounts.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors, prior to making an investment decision, should consider carefully, in addition to the other information contained in this Quarterly Report on Form 10-QSB and our other filings made with the Securities and Exchange Commision, the following factors. This Quarterly Report on Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this filing.

In addition to considering risks that are inherent to our business, prospective investors should also consider carefully additional risks that are associated with our acquisition by way of merger of Primary Webworks, Inc. d/b/a Vertecon, Inc. (“Vertecon”), a Missouri corporation (the “Vertecon Merger”), and our acquisition by way of merger of Javelin Solutions, Inc. (“Javelin”), a Minnesota corporation (the “Javelin Merger”), which were both completed on April 26, 2002.

Risks Specific to Our Business

We have incurred losses during most of the quarters during which we have been in business and we expect to incur losses in the future.

We have incurred operating losses in most of the quarters during which we have been in business and as a result, we have a retained deficit of $60,606,000 as of September 30, 2002. As a result of our acquisitions, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including, but not limited to, the general decline in the valuation of service companies and the decline in demand for Information Technology services. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. You should not view our historical growth rates as indicative of our future revenues.

We have a limited number of customers. The loss of sales to IBM would materially harm our business.

We have arrangements with a limited number of customers. IBM accounted for 37% of our revenue net of reimbursements during the year ended December 31, 2001 and 31% and 32% of our revenue net of reimbursements during the three and nine months ended September 30, 2002, respectively. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would have a material adverse effect on our business, operating results and financial condition.

Concentration of Credit Risk—IBM represented 24% of our accounts receivable as of September 30, 2002.

Amounts owed to us by IBM represented 24% of our accounts receivable, or $1,122,000, as of September 30, 2002. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. However, IBM has a strong historical payment record with Perficient. We believe that the risk is also mitigated because the accounts receivable are spread out over numerous end-user projects.

IBM may terminate its agreement with us or reduce substantially its obligations to use our services.

IBM has the right to reduce by up to one-third the minimum amount of our services contemplated by our agreement over any 60-day period. In addition, IBM may terminate the agreement on four month’s notice. Any termination of our agreement with IBM or a reduction of the services performed pursuant to this agreement would have an adverse effect on our business, operating results and financial condition. Our agreement with IBM will expire in October 2003.

Our net losses have increased substantially over the past two years and revenues are increasingly dependent on sales generated from acquisitions.

Our net loss increased from $1,405,000 for the fiscal year ended December 31, 1999 to $13,627,000 for the fiscal year ended December 31, 2000 and $43,886,000 for the fiscal year ended December 31, 2001 as a result of, among other things, declines in the economy, declines in demand for service in our industry, and $27 million of goodwill writedowns during 2001. In addition, our revenues include increasing sales from acquired companies. During the nine months ended September 30, 2002, our revenue included significant amounts generated from the acquisitions of Vertecon and Javelin subsequent to the April 26, 2002 acquisition date. We cannot assure you that we will be able to continue to identify and complete additional acquisitions to maintain current revenue levels. The inability to increase organic revenues or successfully complete acquisitions could result in increased losses and have an adverse effect on our business, operating results and financial condition.

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

Our success will depend on our ability to increase the number of our partners, end-user customers and our teams of technology professionals. However, we may not grow as planned or at all. Many of our competitors have longer operating histories, more established reputations, more potential partner and end-user customer relationships and greater financial, technical and marketing resources than we do. If we continue to grow, our growth will place significant strains on our management, personnel and other resources. For example, it will be difficult to manage technology professionals who will be widely dispersed around the country. Additionally, our success may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time-consuming and could strain our resources. If we are unable to manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could materially harm our business.

We face certain risks related to shutting down our London operations, including loss of revenue.

In 1999, we opened an office in London, England. During the quarter ended June 30, 2002, we committed to closing our London office. We have recorded approximately $118,000 of costs, consisting of severance and benefits, office rent commitments, and legal expenses related to the closing of our London office during the quarter ended June 30, 2002. As a result of our decision to close our London office, we may incur additional expenses relating to closing down these operations, may have more difficulty collecting accounts receivable from our customers, and may incur non-reimbursable expenses in order to service our existing customers in and around London. During the year ended December 31, 2001, our London operations accounted for 7% of our net revenue and during the three and nine months ended September 30, 2002, accounted for 2% and 8%, respectively, of our net revenue.

We face risks associated with finding and integrating acquisitions.

We made three acquisitions during 2000 and we recently completed the acquisitions of Vertecon and Javelin in April 2002. We may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company’s personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected by increased intangibles amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management’s attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock will be reduced.

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

The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market. Because of the rapid changes to, and volatility in, the Internet software and service industry, many well-capitalized companies that may have chosen sectors of the industry that are not competitive with our business, including some of our partners, may refocus their activities and resources. As a result, they could deploy their resources and enter into a business that is competitive with ours. In addition, with consolidation in the Internet software and service industry, many software developers that may have become our partners could acquire or develop the capability to perform our services for themselves or merge with our competitors.

Our current competitors include:

•                  in-house information technology and professional services and support departments of software companies;

•                  systems integrators, such as Sapient Corporation, Divine, and Razorfish;

•                  large consulting firms, such as Accenture, KPMG Consulting and the consulting arms of the large accounting firms; and

•                  information technology staffing firms, such as Keane, Inc., CIBER, and Renaissance Worldwide.

Many of our current and potential competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industry and marketing resources than we do. This may place us at a disadvantage to our competitors.

Risks Relating to Ownership of Our Stock

If our common stock is delisted from the NASDAQ SmallCap Market, it would make it more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

We received notice from NASDAQ indicating that for 30 consecutive trading days the bid price of the our common stock closed below the minimum $1.00 per share required for continued listing on the NASDAQ SmallCap Market. NASDAQ provided an extension through March 3, 2003 for us to achieve compliance with the $1.00 minimum bid requirement. If we are unable to achieve compliance with the $1.00 minimum bid requirement by March 3, 2003, NASDAQ will determine if we satisfy certain of the initial listing criteria for the NASDAQ SmallCap Market. If we meet such criteria, we will receive an additional 180 calendar days to achieve compliance with the $1.00 minimum bid requirement. Otherwise, our common stock will be delisted. Management believes that we currently meet the requisite initial listing criteria, and that we will continue to meet the criteria through March 3, 2003, and therefore will receive an additional 180 days to become compliant with the minimum bid requirements if we are not compliant by March 3, 2003. There can be no assurance that we will achieve compliance with the listing criteria discussed above or that we will be able to comply with the listing requirements of the NASDAQ SmallCap Market in the future. In the event that our common stock is delisted from the NASDAQ SmallCap Market, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

We are, and will continue to be, controlled by our officers and directors, which could result in us taking actions that other stockholders do not approve.

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 32% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters which may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company. In addition, sales of our common stock by the former Compete, Vertecon and Javelin stockholders, to a third party may result in a change of control of our company.

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

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We believe our existing line of credit and working capital should provide sufficient resources to satisfy our near term capital requirements. However, while we do not see an immediate need, in the future we may need to raise additional funds through public or private debt or equity financing in order to:

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

Item 3.    Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at our Annual Meeting of Stockholders held on September 10, 2002, and received the votes set forth below:

1.               All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

	For	Withheld
John T. McDonald	9,537,274	17,840
David S. Lundeen	9,540,874	14,240
Dr. W. Frank King	9,540,874	14,240
Philip J. Rosenbaum	9,540,874	14,240
Michael J. Cromwell, III	9,540,874	14,240
Robert Pickering, Jr.	9,540,874	14,240

2.               A proposal to approve the issuance of up to 3,055,250 shares of our common stock upon conversion of shares of Series B Preferred Stock and the exercise of common stock purchase warrants received 7,880,196 votes FOR, 1,025,117 votes AGAINST, with 5,234 abstentions and 644,567 withheld.

3.               A proposal to approve an amendment to the Perficient 1999 Stock Option/Stock Issuance Plan to increase the number of shares of Perficient common stock underlying the plan to 5,346,085 received 6,972,535 votes FOR, 1,933,278 votes AGAINST, with 4,734 abstentions and 644,567 withheld.

4.               A proposal to approve an amendment to the Perficient 1999 Stock Option/Stock Issuance Plan to increase to 600,000 the number of shares of common stock that may be subject to stock options, stock appreciation rights or direct stock issuances granted to any individual in any one calendar year received 5,345,266 votes FOR, 3,560,347 votes AGAINST, with 4,934 abstentions and 644,567 withheld.

5.               A proposal to approve an amendment to the Certificate of Incorporation of Perficient to (i) increase the number of authorized shares of common stock to 40,000,000 shares; (ii) increase the number of authorized shares of preferred stock to 8,000,000 shares; and (iii) to provide that a certificate of designation created pursuant to “blank check” authority with respect to preferred stock of Perficient may be amended by the vote of the holders of the affected class or series of stock without the necessity of approval by the holders of common stock received 7,051,960 votes FOR and 1,853,703 votes AGAINST, with 4,884 abstentions and 644,567 withheld.

6.               A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 received 9,550,040 votes FOR and 1,790 votes AGAINST, with 3,284 abstentions.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description
2.1##

Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.

2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

3.1+	Certificate of Incorporation of Perficient, Inc.

3.2+	Bylaws of Perficient Inc.

4.1+	Specimen Certificate for shares of common stock.

4.2+	Warrant granted to Gilford Securities Incorporated.

4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.

4.4+++	Form of Common Stock Purchase Warrant.

4.5###	Certificate of Designation, Rights ad Preferences of Series B Preferred Stock.

4.6###	Form of Common Stock Purchase Warrant.

10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.

10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.

10.4+	Contractor Service Agreement, dated December 31, 1998, between Registrant and Vignette Corporation.

10.5*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.6**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.

10.7***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.8***	Form of Registration Rights Agreement between Perficient and certain purchasers of common stock.

10.9***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.

10.10++	Lease by and between HUB Properties Trust and Perficient.

10.11#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.12##	Employment Agreement of Sam J. Fatigato

10.13##	Employment Agreement with Jeffrey Davis

10.14##	Employment Agreement with Dale Klein

10.15##	Form of Voting Agreement regarding Vertecon Stock Issuance

10.16##	Form of Voting Agreement regarding Javelin Stock Issuance

10.17##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants

10.18+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto

10.19##

Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.

10.20##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

10.21###	Convertible Preferred Stock Purchase Agreement, dated as of June 30, 2002, by and among Perficient and the persons listed on Schedule 1 thereto.

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

(b)           Reports on Form 8-K.

On July 18, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report the sale of 1,111,000 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), to 2M Technology Ventures, L.P. for a purchase price of approximately $0.90 per share.

On August 14, 2002, we furnished a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) to report that we submitted to the Securities and Exchange Commission the certification of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 by its chief executive officer and chief financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On September 24, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report that we received notice from NASDAQ indicating that for 30 consecutive trading days, the bid price of our common stock closed below the minimum $1.00 per share required for continued listing on the NASDAQ SmallCap Market.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: November 14, 2002	/s/ John T. McDonald

John T. McDonald, Chief Executive
Officer (Principal Executive Officer)

Dated: November 14, 2002	/s/ Matt Clark

Matt Clark, Chief Financial Officer
(Principal Financial and Accounting Officer)

Certification of Quarterly Report

I, John T. McDonald, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Perficient, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John T. McDonald
John T. McDonald
Chairman and Chief Executive Officer
(Principal Executive Officer)

Certification of Quarterly Report

I, Matthew P. Clark, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Perficient, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Matthew P. Clark
Matthew P. Clark
Chief Financial Officer
(Principal Accounting Officer)