Form 10KSB
period 2002-12-31
PERFICIENT INC
filed 2003-03-27
CIK 1085869

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
Commission File Number: 1-15169

PERFICIENT, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	74-2853258 (IRS Employer Identification No.)
7600B North Capital of Texas Highway, Suite 340 Austin, Texas 78731 (Address of principal executive offices)
(512) 531-6000 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Class	Name of each exchange on which registered:
Common Stock, $.001 par value	Boston Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1)
Yes ☒    No ☐
(2)
Yes ☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Registrant's revenues for its most recent fiscal year: $22,450,284

State the aggregate market value of the voting and nonvoting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

$6,798,119 AS OF MARCH 24, 2003

State the number of shares of common stock outstanding as of March 24, 2003: 10,537,226

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PERFICIENT, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002

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

Overview

We are an eBusiness solutions services provider to large and major midsize companies. We use a solutions delivery approach we call the Enabled Enterprise, that helps clients reach new markets and increase revenues, acquire and strengthen customer relationships, reduce costs and increase productivity and empower employees. An Enabled Enterprise is an Internet-based infrastructure with integrated business applications that extend enterprise technology assets to customers, suppliers, partners and employees. We market our eBusiness solutions services directly to large and major midsize companies, principally in the Midwestern United States through a seven person direct sales force.

In addition to our direct-to-end customer solutions business, our Advanced Technology Services (ATS) group exclusively serves IBM Corporation and its customers throughout the United States. Our ATS group employs more than 50 employees with experience in a variety of IBM software products, including WebSphere™ middleware and application servers and WebSphere™ portal server. We have a services agreement with IBM under which our ATS group provides deployment, integration and training services to IBM's WebSphere™ customers. Under the agreement with IBM, we are paid for services rendered, subject to a guaranteed minimum utilization by IBM of a specified number of hours per consultant per year. Our current agreement with IBM expires in August 2003. We are currently in negotiations with IBM regarding our relationship and we expect that IBM will continue to be a significant customer for the foreseeable future.

We were incorporated in Texas in September 1997. In May 1999 we reincorporated in Delaware. We employed 141 full-time professionals in 5 offices in the United States and Canada as of March 1, 2003.

Our eBusiness Solutions Services

We help our clients use Internet-based technologies to reach new markets and increase revenues, strengthen customer relationships, reduce operating costs and increase productivity and empower their workers. We employ a broad-based approach, grounded in a thorough understanding of our clients' overall business strategy and competitive environment in order to develop new business opportunities by taking advantage of existing distribution channels, customer service networks and information systems.

For our project engagements, we perform any or all of the following services:

  •
  analyze end-user customer business goals and requirements;

  •
  define the scope of the implementation project;

  •
  design a project plan; and

  •
  custom develop solutions as well as install, configure, and integrate our partners' Internet software products.

Our goal is to reduce significantly the time required for our clients to implement an effective eBusiness solution. This enables our customers to quickly realize the benefits associated with our strategic partners' software products and allows our strategic partners to more rapidly expand their market share.

Our approach includes an integrated set of real-world solutions that leverage Internet technologies to extend our clients' legacy systems to customers, employees, suppliers and partners through:

  •
  eBusiness infrastructure;

  •
  eCommerce platforms;

  •
  Online customer management (eCRM);

  •
  Supply chain Web-enablement (SCWE);

  •
  Enterprise portals; and

  •
  Business Intelligence.

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

Accordingly, we focus on a targeted number of industries for which we have developed domain expertise and offer eBusiness solutions services that we believe can generate a meaningful positive return-on-investment for our customers. Our primary eBusiness solutions services offerings are described below:

  •
  eBusiness Infrastructure. Middleware and Enterprise Application Integration (EAI) software are two key components to developing enterprise-class, eCommerce platforms for large and mid-size companies. Perficient designs and implements complex website-to-legacy system integrations that significantly reduces round-trip transaction times for these enterprise-class websites. This umbrella of technologies is commonly called Web Services. To maximize our value to customers, we have strategic relationships with Web Services firms such as IBM and Microsoft.

  •
  eCommerce Platforms. We develop eCommerce applications and further enhance existing sites to introduce new technology. We design systems that manage the "back-end" order fulfillment process to leading ERP systems such as SAP and JD Edwards for business-to-consumer and business-to-business Web sites. We provide commerce site enhancements, including advanced catalog management and search and cross-sell and up-sell capabilities. We offer clients packaged or custom electronic bill presentation and implementation solutions based on an individual company's needs.

  •
  eCRM. Customer Relationship Management provides businesses with information on the wants and needs of its customers. We integrate data from disparate information sources to provide continuous, interactive and multi-platform customer interaction and value exchange. We can deliver CRM components including: personalization, point of sale, telesales, Web-based selling, data mining, online advertising, call/contact center information and systems integration, field service dispatch, lead tracking, geocoding, and multiple front and back-office applications.

  •
  Supply Chain Web Enablement. In the manufacturing and service industries, the implementation of a portal, business hub, Net exchange or extranet system enables established companies to build new business models, alliances, partnerships and other business relationships. Each company and industry has unique design and build requirements to support purchasing, distribution and sales. We help companies develop strategies and build the solutions they need to facilitate the exchange of information and transactions at critical points along the supply-chain.

  •
  Enterprise Portals. Communication is the basis of success for any organization. We design, build and deploy "self-service" and collaborative solutions for business-to-employee, business-to-consumer and business-to-business implementations and enable workflow efficiencies by exchanging data and information in a cost-efficient, effective manner. Many organizations implement business-to-employee portals to improve employee communication. We help clients to extend these benefits externally in business-to-consumer and business-to-business portals that provide secure line of business application integration and personalized buying communities.

  •
  Business Intelligence. Business intelligence is the technology that allows organizations to access, analyze, and share information in order to drive more informed business decisions. The core benefit of business intelligence is that it helps turn information into knowledge and into profit. This benefit can be further refined as: 1) reduced cost by providing organizations with a clear understanding of their business processes; 2) increased revenues by differentiating their offerings from the competition by providing information-based services to their customers; and 3) improved customer satisfaction by enabling self-service access to information.

Our Strategy

Our objective is to be a leading eBusiness solutions services provider to large and major midsize companies and Internet software vendors. To achieve our goal, our strategy is to:

  •
  target for expansion vital but underserved markets in the Midwestern and Southwestern United States;

  •
  use selective acquisitions to supplement organic growth and achieve critical mass;

  •
  continue to grow our IBM relationship and expand it to include more solutions services;

  •
  provide our customers end-to-end solutions that generate a demonstrable positive return on investment;

  •
  continue to invest in the professional development of our consulting staff and provide them with entrepreneurial opportunities within Perficient; and

  •
  retain and strengthen a culture built on teamwork, a passion for technology and client service, and a focus on cost control and the bottom line.

Sales and Marketing

eBusiness Solutions Services. Our business development approach is market-focused with specific and tailored strategies for the industry market segments we serve. We target companies with annual revenues between $250 million and $5 billion, specifically focused in financial services (insurance, banking and brokerage), healthcare (pharmacy benefit managers and pharmaceutical manufacturers) and commodity (agribusiness and energy) markets. We also pursue opportunities in other industries where we can leverage our expertise. We utilize a direct sales force that consists of seven consultative sales professionals.

IBM Partnership. Our ATS service engagements are generated through or together with IBM. As a result, our principal sales and marketing activity consists of marketing our services in concert with IBM's sales and services organizations. We have a general manager dedicated to coordinating projects and stimulating additional demand from IBM.

We have strategic relationships with other eBusiness technology and services providers including Digex, Gauss, Vignette, ATG, Tibco, Autonomy, Stellent, Oracle, Microsoft, Sun Microsystems and Pinnacor. These companies are key vendors in middleware and application servers, enterprise application integration, content management, and Web services. We believe these relationships enable us to leverage our core competencies, extend our service offerings, reach new clients and decrease costs/time-to-market for us and our customers.

Technology Professionals

Recruiting. Our most valuable assets are our technology professionals. We are dedicated to hiring, developing and retaining technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions.

Our recruiting efforts are an important element of our continuing operations and future growth. We generally target technology professionals with extensive experience and demonstrated expertise. To attract technology professionals, we use a broad range of sources including internal referrals, other technology companies and technical associations, the Internet and advertising in technical periodicals. After initially identifying qualified candidates, we conduct an extensive screening and interview process.

We believe that our focus on a target set of core Internet technologies and our commitment to continuing training and advancement opportunities makes us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management.

Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies, including an on-line, Internet-based education and training program that offers more than 200 topics, including CORBA, EJB architecture, HTML, J2EE, Linux, Network Security and XML fundamentals. This web-based education system is offered to all of our technology professionals to facilitate their ongoing professional development and increase their technical expertise.

Technology Leadership Council. Our technology leadership council performs a critical role in maintaining our technology leadership. Consisting of key employees from each of our practice areas, the council frames our new strategic partner strategies, conducts regular conferences on the Internet with our technology professionals on specific partner and general technology issues and trends, conducts promotional activities, such as white paper publication and speaking engagements by our professionals, identifies services opportunities between and among our strategic partners' products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

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

Employees

As of March 1, 2003, we employed 141 full-time employees. Of our total employees, 114 were technology professionals and 27 were involved in sales, general administration and marketing. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage.

Competition

The markets for the services that we provide are highly competitive. We believe that our competitors fall into several categories, including:

  •
  in-house information technology and professional services and support departments of software companies;

  •
  systems integrators, such as Sapient Corporation, SBI and Company, and Braun Consulting;

  •
  large consulting firms, such as Accenture, Bearing Point, Braxton (formerly Deloitte Consulting) and Cap Gemini Ernst & Young;

  •
  information technology staffing firms, such as Keane, Inc. and Aquent (formerly Renaissance Worldwide); and

  •
  other eBusiness solutions service providers engaged by IBM as subcontractors.

We believe that the principal competitive factors affecting our market, and on which we focus our efforts, include experience of personnel, number of customers, the breadth and depth of a given solution, service quality and performance, core technologies, product scalability, reliability and product features and the ability to implement solutions quickly and respond timely to customer needs. In addition, there are relatively low barriers to entry into this market, and we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to increase in the future.

Most of our competitors have longer operating histories, larger client bases, and greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be better able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements. Many competitive factors are outside of our control, such as the ability of our competitors to hire, retain and motivate qualified technology professionals.

Acquisitions

In 2000, Perficient acquired three companies—Loredata Inc., Compete, Inc., and Core Objective, Inc. All three companies were acquired to deepen Perficient's technical expertise, add key management personnel, and add customer and strategic relationships. Compete was a fifty person operation headquartered in Chicago which formed the basis for our relationship with IBM. Loredata and Core Objective constituted smaller acquisitions that were integrated into our existing business. In 2002, Perficient acquired Primary Webworks, Inc. d/b/a Vertecon, Inc. and Javelin Solutions, Inc. Vertecon was located in St. Louis, and Javelin was located in Minneapolis. These two acquisitions furthered our plan to become a leading eBusiness solutions services provider in the Midwestern United States by expanding our geographic presence, adding key management personnel and customer relationships, and expanding our technical expertise.

RISK FACTORS

Risks Specific to Our Business

We have incurred losses during most of the quarters during which we have been in business and we may incur losses in the future.

        We have incurred operating losses in most of the quarters during which we have been in business, and as a result, we had a retained deficit of $61,285,000 as of December 31, 2002. As a result of our acquisitions, we recorded a substantial amount of goodwill. During the quarter ended September 30, 2001, we recorded an approximate $27 million impairment charge to write down the carrying value of our goodwill, as a result of factors including, but not limited to, the general decline in the valuation of service companies and the decline in demand for information technology services. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock will likely fall.

We have a limited number of customers and the loss of sales to IBM would materially reduce our revenue and net income.

        We have arrangements with a limited number of customers. IBM accounted for 39% and 35% of our revenue during the years ended December 31, 2001 and 2002, respectively. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

        Amounts owed to us by IBM represented 35% of our accounts receivable, or $1,599,000, as of December 31, 2002. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to timely pay us could materially impact our cash and working capital balances.

IBM may terminate its agreement with us or reduce substantially its obligations to use our services which could materially reduce our revenue and net income.

        IBM has the right to reduce by up to one-third the minimum amount of our services contemplated by our agreement over any 60-day period. In addition, IBM may terminate the agreement on four months notice. Any termination or expiration of our agreement with IBM or a reduction of the services performed pursuant to this agreement would have an adverse effect on our business, operating results and financial condition. Our agreement with IBM will expire in August 2003. In the event IBM does not renew its agreement with us or decides to not use our services, our revenue and net income could be materially reduced.

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

Our quarterly operating results may be volatile and may cause our stock price to fluctuate.

        A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not use our historical quarter-to-quarter operating results to predict our future performance.

        Our quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly in the future. These quarterly fluctuations have been and may continue to be affected by a number of factors, including:

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

  •
  general economic conditions.

        We expect that we may experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 may typically be lower than in other quarters because there are fewer billable days in this quarter as a result of vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

Our revenues are difficult to predict because they are derived from project-based engagements.

        Almost all of our revenues are from project-based client engagements, which vary in size and scope. As a result, our revenues are difficult to predict because a client that accounts for a significant portion of these revenues in one period may not generate a similar amount of revenues, if any, in subsequent periods. In addition, because many of our project-based client engagements involve sequential stages, each of which may represent a different contractual commitment, a client may not choose to retain us for subsequent stages of an engagement or for new service projects.

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

        Our success will depend on our ability to increase the number of our partners, end-user customers and our teams of technology professionals. However, we may not grow as planned or at all. Many of our competitors have longer operating histories, more established reputations, more potential partner and end-user customer relationships and greater financial, technical and marketing resources than we do. If we experience growth, our growth will place significant strains on our management, personnel and other resources. If we are unable to grow or manage our growth effectively, this inability will adversely affect the quality of our services and our ability to retain key personnel, and could materially harm our business.

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

        We made three acquisitions during 2000 and we completed the acquisitions of Vertecon and Javelin in April 2002. We may continue to expand our technological expertise and geographical presence through selective acquisitions. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations and retaining the customers of that company. Our operating results may be adversely affected by increased intangibles amortization, stock compensation expense and increased compensation expense attributable to newly hired employees. Furthermore, our management's attention may be diverted from other aspects of our business and our reputation may be harmed if an acquired company performs poorly. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of our common stock will be diluted.

We may face potential liability to customers if our customers' systems fail.

        Our professional services and software are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our customers' systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could be hurt.

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

        Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions providers that use these technologies.

The demand for Internet software and services has weakened significantly and demand will likely remain weak for some time due to the current economic climate.

        The market for Internet software and services has changed rapidly over the last four years. The market for Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and cancelled or delayed spending on technology initiatives as a result. Our future growth is dependent upon the demand for Internet software and services and our ability to provide strategic Internet services that are accepted by our end-user customers. Demand and market acceptance for Internet services are subject to a high level of uncertainty. If companies continue to cancel or delay their business and technology initiatives or choose to move these initiatives in-house because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

Business may decrease or delay their use of advanced technologies as a means for conducting commerce.

        Our future success depends heavily on the acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If the use of these technologies does not grow, or such growth is delayed due to economic uncertainty or other conditions, our revenue could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected.

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

        We must accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition or results of operations, including materially reducing our revenue and increased net losses.

        We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

  •
  security;

  •
  cost and ease of Internet access;

  •
  intellectual property ownership;

  •
  privacy;

  •
  taxation; and

  •
  liability issues.

        Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations, including increased net losses.

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

  •
  systems integrators, such as Sapient Corporation, and SBI and Company;

  •
  large consulting firms, such as Accenture, Bearing Point, Braxton (formerly Deloitte Consulting) and Cap Gemini Ernst & Young;

  •
  information technology staffing firms, such as Keane, Inc., and Aquent (formerly Renaissance Worldwide)and;

  •
  other eBusiness solutions service providers engaged by IBM as subcontractors.

        Many of our current and potential competitors have longer operating histories, more established reputations and potential partner relationships and greater financial, technical, industry and marketing resources than we do. This may place us at a disadvantage to our competitors, which may harm our ability to grow or maintain revenue or generate net income.

Risks Relating to Ownership of Our Stock

If our common stock is delisted from the NASDAQ SmallCap Market, it would make it more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

        We received notice from NASDAQ on March 18, 2003, indicating that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing on the NASDAQ SmallCap Market. NASDAQ has provided an extension through September 15, 2003 for us to achieve compliance with the $1.00 minimum bid requirement. We may not be able to comply with the listing criteria discussed above within the period provided or we may not be able to comply with the listing requirements of the NASDAQ SmallCap Market in the future. In the event that our common stock is delisted from the NASDAQ SmallCap Market, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

The trading volume of our common stock has been limited and, as a result, our stock price has been, and will likely continue to be, volatile.

        Our common stock is traded on the NASDAQ SmallCap Market under the symbol "PRFT." The trading volume of our common stock has been limited, and the stock prices have been volatile. Our common stock price may continue to be highly volatile and may fluctuate as a result of the limited trading volume.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting seurities.

        Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 50% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

It may be difficult for another company to acquire us, and this could depress our stock price.

        Provisions of our certificate of incorporation, by-laws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, under our agreement with IBM, we have granted IBM a right of first offer and a right to terminate its agreement with us with respect to any change of control transaction with a company that has a substantial portion of its business in the web application server product and services market, other than a systems integrator or professional services firm. As a result, a potential acquirer may be discouraged from making an offer to buy us.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

        We believe our existing line of credit and working capital should provide sufficient resources to satisfy our near term capital requirements. Our existing line of credit facility expires in December 2003. If we are unable to renew our line of credit, we may need to obtain an alternate debt financing facility. However, while we do not see an immediate need, in the future we may need to raise additional funds through public or private debt or equity financing in order to:

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        Some of the statements contained in or considered a part of this annual report on Form 10-KSB that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "Risks Factors" in this Report on Form 10-KSB. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 2—DESCRIPTION OF PROPERTY

        We lease approximately 5,900 square feet of office space in Austin, Texas from HUB Properties Trust. The initial term of the lease is three years from April 2000 with the right to extend the lease for two additional periods of three years each. The current monthly rent under the lease is approximately $15,000, including our portion of taxes and operating costs. We lease approximately 25,952 square feet of office space in the St. Louis, Missouri areas from Creve Coeur Development LLC that extends through October 2005. The monthly rent is approximately $50,000 for 2002, $52,000 for 2003, $54,000 for 2004 and $55,000 for 2005. We lease approximately 18,889 square feet of office space in Minneapolis, Minnesota under an agreement with Butler Properties, LLC that extends through May 2007. Annual fixed rent is approximately $23,000 per month for 2002, $24,000 for 2003, $24,000 for 2004, $25,000 for 2005, $26,000 for 2006 and $27,000 for 2007. We are also obligated to pay 5.14% of our landlord's taxes and operating costs associated with the building as additional rent, resulting in a total monthly rental payment of approximately $40,000. We also lease office space under agreements that either expired in 2002 or are set to expire in 2003 in Lisle, Illinois, London, Ontario, London, England and New London, Connecticut.

ITEM 3—LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ending December 31, 2002.

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

	High	Low
Year Ended December 31, 2001:
First Quarter	$8.00	$2.44
Second Quarter	4.82	2.50
Third Quarter	3.55	1.20
Fourth Quarter	2.49	0.84
Year Ended December 31, 2002:
First Quarter	$2.25	$0.95
Second Quarter	1.65	0.90
Third Quarter	1.61	0.43
Fourth Quarter	2.48	0.33

        As of March 19, 2003, there were in excess of 400 beneficial holders of our common stock. On March 24, 2003, the last sale price reported on the Nasdaq SmallCap Market for our common stock was $0.75 per share.

        On March 18, 2003, we received notice that we were not in compliance with the minimum $1 per share requirement for continued inclusion on the Nasdaq SmallCap Market. We have until September 15, 2003 to regain compliance. If we are unable to regain compliance by September 15, 2003 or within any extended grace period, our stock may be delisted from the Nasdaq SmallCap Market.

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Series A Preferred Stock accrues dividends at an annual rate of the prime rate plus 1.5% and our Series B Preferred stock accrues dividends at an annual rate of 8%. Our line of credit currently prohibits the payment of cash dividends without the prior written consent of Silicon Valley Bank.

        In January 2000, we issued 161,714 shares of common stock in connection with the acquisition of Lore Data, Inc. This issuance was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        In February 2000, we sold 400,000 shares of common stock at $14 per share to 6 purchasers for net proceeds of approximately $5,258,000. This sale was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        In May 2000, we issued 2,003,866 shares of our common stock in connection with the acquisition of Compete, Inc. This issuance was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        In November 2000, we issued 107,526 shares of our common stock in connection with the acquisition of Core Objective, Inc. This issuance was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        We entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with six investors under which we sold 1,984,000 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, to such investors for a purchase price of $1.00 per share. Each share of Series A Preferred Stock was initially convertible into one share of our common stock, par value $0.001 per share, at the election of the holder. The current conversion ratio for the Series A Preferred Stock is approximately 1.00968. We also issued Warrants to purchase 992,000 shares of our common stock in connection with this sale of Series A Preferred Stock. For every two shares of Series A Preferred Stock purchased by an investor, such investor received a Warrant to purchase one share of our common stock at an initial exercise price of $2.00 per share of common stock. This sale was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        On April 26, 2002, we issued 1,994,586 shares of our common stock in connection with the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc and also issued 2,216,255 shares of our common stock in connection with the acquisition of Javelin Solutions, Inc. These issuances were conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

        We entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002 with 2M Technology Ventures, L.P. under which we sold 1,111,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share, to 2M for a purchase price of $0.90 per share. Each share of Series B Preferred Stock was initially convertible into one share of our common stock, par value $0.001 per share, at the election of the holder. We also issued Warrants to purchase 555,500 shares of our common stock in connection with this sale of Series B Preferred Stock. For every two shares of Series B Preferred Stock purchased, 2M received a Warrant to purchase one share of our common stock at an initial exercise price of $2.00 per share of common stock. 2M has the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock for a price of approximately $0.90 per share exercisable on or before June 26, 2003. 2M will receive a Warrant to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option. This sale was conducted in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

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

        In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM's WebSphere™ customers. The agreement provides for us to render services over a three-year period, which began in October 2000. Through December 31, 2002, we have recognized approximately $15 million of revenue in connection with this agreement. Revenue from IBM was approximately 35% of total revenue for the year ended December 31, 2002. Accordingly, any deterioration in our relationship with IBM could have a material adverse effect on our consulting revenue. Our agreement with IBM provides generally that we receive four months notice of any termination. IBM may also reduce by up to one-third the minimum amount of our services contemplated by our agreement over a 60-day period. Our current agreement with IBM expires in August 2003. We are currently in discussions with IBM regarding our relationship and we expect that IBM will continue to be a significant customer for the foreseeable future. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

        We derive most of our revenue from professional services that are provided primarily on a time and materials basis, with the remaining small percentage of revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is recognized on a percentage of completion basis. On many projects we are also reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue. We have from time to time and expect to continue in the future to resell prepackaged software to our customers.

        Our revenue and operating results are subject to substantial variations based on our customers' expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period. We expect, however, that IBM will remain a significant customer for the foreseeable future. To the extent that IBM, or any other significant customer uses less of our services or terminates its relationship with us, our revenue could decline substantially.

        Our gross margins are affected by trends in the utilization rate of our professionals (defined as the percentage of our professionals' time billed to customers, divided by the total available hours in a period), the salaries we pay our consulting professionals, and the average rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

        During 2002, we implemented certain workforce reductions and office closures resulting in charges of approximately $42,000 during the first quarter of 2002, $345,000 during the second quarter of 2002, and $192,000 during the fourth quarter of 2002, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of the London office. During the second quarter of 2002, we recognized $118,000 of restructuring expense related to management's plan to close our London office. This amount consisted of $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs. As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of December 31, 2002, approximately $228,000 of restructuring costs is included in other current liabilities. The accrued restructuring costs are expected to be paid as follows: $165,000 in the first quarter of 2003; $50,000 in the second quarter of 2003; and the remaining $13,000 in the third quarter of 2003.

        During 2001, we implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001 and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease we no longer utilized as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also included actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Javelin and Vertecon. As part of these restructurings, we reduced our workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. As of December 31, 2001, approximately $23,000 of restructuring costs is included in other current liabilities. We also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of our common stock that was contemplated during 2000 but was postponed. All costs associated with the 2001 restructuring initiatives have been paid.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

        Revenue.    Revenue, including rebilled out-of-pocket expenses, decreased from $23,538,000 for the year ended December 31, 2001 to $22,450,000 for the year ended December 31, 2002. The decrease in revenue is the result of a decrease in rebilled out-of-pocket expenses. Revenue net of project expenses remained consistent at approximately $20,400,000 during 2001 and 2002 as a result of similar average headcount for 2001 and 2002. The results of Vertecon and Javelin are included with our results for the period from April 27, 2002 to December 31, 2002. The number of billable employees increased from 89 at December 31, 2001 to 118 at December 31, 2002. During the year ended December 31, 2002, 35% of our revenue was derived from IBM. Software resale revenue was $348,000 during 2001 compared to $395,000 during 2002.

        Cost of Revenue.    Cost of revenue, consisting of salaries and benefits associated with our technology professionals, and of project related expenses, totaled $11,879,000 for the year ended December 31, 2001 compared to $11,553,000 for the year ended December 31, 2002. Cost of revenue remained consistent between the periods as a result of similar average headcount for 2001 and 2002.

        Gross Margin.    Gross margin increased from $8,537,000 for the year ended December 31, 2001 to $8,911,000 for the year ended December 31, 2002. Gross margin as a percentage of revenue was 36% for the year ended December 31, 2001 and 40% for the year ended December 31, 2002. The increase in gross margin as a percentage of revenue is due to higher utilization rates during the year ended December 31, 2002 compared to the year ended December 31, 2001, offset by a decline in average rates. In addition, the increase in gross margin is due to the decrease of out-of-pocket reimbursable expenses, which have zero margin, relative to total revenue during 2002 compared to 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses remained consistent at $8,337,000 for the year ended December 31, 2001 versus $8,327,000 for the year ended December 31, 2002. Selling, general and administrative expenses as a percentage of revenue net of project expenses were 41% for both the year ended December 31, 2001 and the year ended December 31, 2002.

        Stock Compensation.    Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and the amortization of deferred stock compensation recorded in connection with the assumption of stock options in business combinations. Stock compensation expense decreased from $664,000 during the year ended December 31, 2001 to $241,000 during the year ended December 31, 2002 as a result of fewer stock option grants to employees with exercise prices below fair market value at the date of grant.

        Depreciation.    Depreciation expense increased from $495,000 during 2001 to $688,000 during 2002. The increase is related to additional depreciation expense associated with fixed assets recorded in connection with the acquisitions of Vertecon and Javelin.

        Restructuring.    Restructuring, severance and other expense consists of severance payments and related benefits, the remaining lease commitment for unused office space, costs associated with the shutdown of our London office, and postponed offering costs. The costs to close down our London office totaled approximately $118,000 and included severance and related benefits, the remaining office lease commitment, loss on disposal of fixed assets, and associated legal and accounting fees. Restructuring expense decreased from $766,000 during the year ended December 31, 2001 to $579,000 during the year ended December 31, 2002. The decrease in restructuring expense is due in part to the 2001 restructuring expense including $123,000 of costs related to a proposed offering of our common stock that was postponed. There were no similar postponed offering costs during 2002. The remaining change is the result of the period specific nature of the charges and the difference in the number of people and type of positions terminated in the related period. During 2001 and 2002, we reduced our workforce by a total of 84 employees and 30 employees, respectively.

        Impairment Charge.    During the year ended December 31, 2001, we recorded an impairment charge of $26,798,000 to write down the carrying value of our goodwill for the amount by which the carrying value of goodwill exceeded fair value based on undiscounted cash flows and other factors including market capitalization, net book value, and other indicators of value. There was no impairment charge during the year ended December 31, 2002.

        Intangibles Amortization.    Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of LoreData, Inc. in January 2000, Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002. Amortization decreased from $15,312,000 during the year ended December 31, 2001 to $1,286,000 during the year ended December 31, 2002. The decrease in amortization during the year ended December 31, 2002 compared to the year ended December 31, 2001 is due to our accounting for amortization in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, that eliminated the amortization of goodwill and certain indefinite lived intangibles, as well as the impairment to goodwill recorded in the third quarter of 2001.

        Interest Income (Expense).    Interest income decreased from $31,000 for the year ended December 31, 2001 to $18,000 for the year ended December 31, 2002. The decrease in interest income was due to a general decline in interest rates during 2002 and a lower average cash balance during the year ended December 31, 2002 compared to the year ended December 31, 2001. We recognized interest income of approximately $3,500 during 2001 and $11,000 during 2002 related to advances totaling $800,000 made to Vertecon prior to the acquisition of Vertecon. The interest receivable from Vertecon was eliminated upon the acquisition of Vertecon. Interest expense was approximately $122,000 during the year ended December 31, 2001 compared to $204,000 during the year ended December 31, 2002. The increase in interest expense is the result of the imputed interest expense on the notes issued to the Javelin shareholders in the acquisition of Javelin. Imputed interest expense recognized during 2002 related to these notes was approximately $63,000. The remaining increase in interest expense is the result of interest expense on capital lease obligations assumed in the acquisitions of Vertecon and Javelin. Interest expense on capital leases increased from $5,000 during 2001 to $39,000 during 2002.

Liquidity And Capital Resources

        In December 2001, we entered into a line of credit arrangement with Silicon Valley Bank that expires in December 2003. The agreement allows us to borrow up to 85% of eligible accounts receivable as defined in the agreement (up to a maximum of $6,000,000). We are also required to comply with certain financial covenants under this agreement. Borrowings under the agreement bear interest at the bank's prime rate plus 1.5% (5.75% as of December 31, 2002). The agreement also provides for a minimum interest payment and early termination fee. As of December 31, 2002, there was $540,011 outstanding and approximately $1,424,000 remaining in availability under this line of credit. The line of credit agreement of Vertecon with The PrivateBank and the line of credit agreement of Javelin with Wells Fargo Bank were each satisfied in full and terminated on May 13, 2002. We used funds available under our line of credit with Silicon Valley Bank and available cash following the closings to satisfy the Vertecon and Javelin indebtedness.

        In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $750,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. The letters of credit will totaling $500,000 will remain in effect through 2005, and the remaining letter of credit of $250,000 will remain in effect through 2007.

        Cash provided by operations for the year ended December 31, 2002 was $357,000. As of December 31, 2002, we had $1,525,000 in cash and working capital of $1,854,000.

        On December 21, 2001, we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share. Each share of Series A Convertible Preferred Stock was initially convertible into one share of our common stock at the election of the holder. We also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance. We obtained access to $825,000 of the funds from the sale of Series A Preferred Stock on January 29, 2002. The rest of the funds were being held in escrow subject to the completion of the Vertecon and Javelin mergers, and were released in May 2002 following the closing of the mergers. We used these funds to strengthen our working capital position and for other corporate purposes. As a result of the Series B Preferred Stock issuance (described below), the conversion ratio for the Series A Preferred Stock increased to approximately 1.00968. Additionally, as a result of the Series B Preferred Stock issuance, the number of warrants issued to the Series A investors increased to 1,001,604 and the exercise price was adjusted to $1.98 per share.

        We entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. under which we sold 1,111,000 shares of our Series B Convertible Preferred Stock to 2M for a purchase price of approximately $0.90 per share. Each share of Series B Convertible Preferred Stock was initially convertible into one share of our common stock at the election of the holder. We have also issued to 2M, a Warrant to purchase up to 555,500 shares of our Common Stock in connection with this sale of Series B Preferred Stock.

        2M has the option to purchase up to an additional 1,666,500 shares of our Series B Convertible Preferred Stock at a price of approximately $0.90 per share exercisable on or before June 26, 2003. 2M will receive a Warrant to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

        Through April 26, 2002, we had made advances totaling $800,000 in the form of promissory notes to Vertecon to fund Vertecon's short-term working capital requirements. These notes were canceled and forgiven upon the consummation of the Vertecon merger.

        In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition. The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002. Accordingly, we paid $62,500 in July 2002 and $62,500 in October 2002.

        We expect to fund our operations during 2003 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we are continuing to engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

        Consulting revenues are comprised of revenue from consulting fees recognized primarily on a time and material basis as performed. For fixed fee engagements, revenue is recognized on a percentage of completion method (based on the ratio of costs incurred to total estimated costs). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Unbilled revenues on contracts are comprised of costs plus earnings on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 45 day payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from software resale is recorded on a gross basis provided that we act as principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software resale transaction we record the revenue on a net basis. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances at each respective period.

        We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment.

        Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. We assesses potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by increasing our net loss.

Recent Accounting Pronouncements

        In June 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires us to provide prominent disclosures about the affects of FAS 123 on reported income (loss) and will require us to disclose these affects in the interim financial statements as well.

ITEM 7—CONSOLIDATED FINANCIAL STATEMENTS

        The financial statements required by this Item 7 are listed in Item 13(a)(1) and begin at page F-1 of this Report.

ITEM 8—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1—Election of Directors," "Executive Compensation" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 10—EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1—Election of Directors," "Executive Compensation" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Equity Compensation Plan Information

        The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2002:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,780,573	$3.02	1,461,298
Equity compensation plans not approved by security holders (2)(3)(4)	106,383	$0.31	—

Total	3,886,956	$2.95	1,461,298

(1)
Represents 5,346,085 shares authorized for issuance under the Perficient, Inc. 1999 Stock Option/Stock Issuance Plan. Pursuant to our automatic share increase program that was approved by shareholders at our 2001 Annual Meeting, approximately 843,000 additional shares were authorized for issuance under the plan as of January 1, 2003. The automatic share increase program provides for an increase each year equal to 8% of the outstanding Common Stock on the last trading day in December of the previous year.
(2)
Represents options to purchase 106,383 shares of our Common Stock with an exercise price of $0.31 per share that were granted in September 2001 to John T. McDonald, our Chief Executive Officer and Chairman of the Board, in lieu of a $50,000 cash bonus.
(3)
In connection with the merger of Javelin Solutions, Inc. into our wholly-owned subsidiary and the merger of Primary Webworks, Inc. d/b/a Vertecon, Inc. into our wholly-owned subsidiary, we assumed Javelin's stock option plan and Vertecon's stock option plan and all the outstanding options thereunder. Each outstanding option under the Javelin plan and the Vertecon plan was converted into an option to purchase our Common Stock. No future awards may be made under the respective plans. These amounts exclude (i) options to purchase approximately 286,992 shares of our Common Stock exercisable for a weighted-average exercise price of $0.85 per share issued in connection with our assumption of the Javelin plan and (ii) options to purchase approximately 78,263 shares of our Common Stock exercisable for a weighted average exercise price of $4.40 per share issued in connection with our assumption of the Vertecon plan.
(4)
These amounts exclude options to purchase 91,817 shares of our Common Stock with an exercise price of $3.36 per share and options to purchase 46,699 shares of our Common Stock with an exercise price of $0.02 per share that were issued to certain employees of Compete, Inc. and assumed in connection with our May 2000 acquisition of Compete, Inc.

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13—EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

        The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:

(a)(2)    Financial Statement Schedules

        Not applicable.

(a)(3)    Exhibits

Exhibit Number	Description
2.1##	Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.
2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
3.1+	Certificate of Incorporation of Perficient, Inc.
3.2+	Bylaws of Perficient Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6###	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).
10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.
10.7***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.
10.8++	Lease by and between HUB Properties Trust and Perficient.
10.9#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.
10.10##	Employment Agreement with Jeffrey Davis
10.11##	Employment Agreement with Dale Klein
10.12##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.13##	Form of Voting Agreement regarding Javelin Stock Issuance
10.14##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.15+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
10.16###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.
10.17###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.
21.1##	Subsidiaries.
23.1	Consent of Ernst & Young LLP.

+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.
++
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-35948) declared effective on July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference.
+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference.
*	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on January 14, 2000 and incorporated herein by reference.

**	Previously filed with the Securities and Exchange Commission as an Appendix to the Company's Proxy Statement filed on April 7, 2000 and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 30, 2000 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on April 2, 2001 and incorporated herein by reference.
##	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-73466) incorporated herein by reference.
###	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein.
(b)
Reports on Form 8-K

(1)
We filed a Form 8-K with the Securities and Exchange Commission on December 10, 2002 to report the promotion of Mark D. Mauldin to Chief Financial Officer.

ITEM 14—CONTROLS AND PROCEDURES

Disclosure Controls

        We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

Internal Controls

        There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to our last evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC. (Registrant)
/s/ JOHN T. MCDONALD John T. McDonald Chief Executive Officer
March 24, 2003 Date

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. MCDONALD John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 24, 2003
/s/ MARK D. MAULDIN Mark D. Mauldin	Chief Financial Officer	March 24, 2003
/s/ DAVID S. LUNDEEN David S. Lundeen	Director	March 25, 2003
/s/ DR. W. FRANK KING Dr. W. Frank King	Director	March 24, 2003
/s/ PHILIP J. ROSENBAUM Philip J. Rosenbaum	Director	March 24, 2003
/s/ MICHAEL J. CROMWELL, III Michael J. Cromwell, III	Director	March 24, 2003
/s/ ROBERT E. PICKERING, JR. Robert E. Pickering, Jr.	Director	March 25, 2003
/s/ MAX HOPPER Max Hopper	Director	March 25, 2003

Certification of Annual Report

        I, John T. McDonald, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Perficient, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ John T. McDonald
John T. McDonald
Chairman and Chief Executive Officer
(Principal Executive Officer)

Certification of Annual Report

        I, Mark D. Mauldin, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Perficient, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Mark D. Mauldin
Mark D. Mauldin
Chief Financial Officer
(Principal Accounting Officer)

PERFICIENT, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Perficient, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Perficient, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perficient, Inc. and Subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Austin, Texas
February 19, 2003

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
Current assets:
Cash	$1,412,238	$1,525,002
Accounts receivable, net of allowance for doubtful accounts of $363,327 in 2001 and $661,248 in 2002	2,594,435	3,938,373
Note and interest receivable from Vertecon	603,469	—
Other current assets	157,302	382,542

Total current assets	4,767,444	5,845,917
Property and equipment:
Hardware	822,409	1,496,429
Furniture and fixtures	273,500	726,861
Leasehold improvements	110,786	234,285
Software	158,362	248,697
Accumulated depreciation	(831,109)	(1,495,254)

Net property and equipment	533,948	1,211,018
Net intangible assets	3,550,100	12,380,039
Deferred acquisition expenses	104,885	—
Other noncurrent assets	161,318	156,129

Total assets	$9,117,695	$19,593,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$243,160	$426,686
Line of credit	700,000	540,011
Current portion of note payable	3,144	—
Current portion of capital lease obligation	38,373	235,034

Other current liabilities	1,288,576	2,304,433
Current portion of note payable to related party	—	485,477

Total current liabilities	2,273,253	3,991,641
Note payable, less current portion	3,667	—
Note payable to related party, less current portion	—	745,318
Capital lease obligation, less current portion	4,474	334,661

Total liabilities	2,281,394	5,071,620
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 8,000,000 shares authorized; 3,095,000 shares in 2002 issued and outstanding	—	3,095
Common stock, $0.001 par value; 40,000,000 shares authorized; 6,288,566 shares in 2001 and 10,537,266 shares in 2002 issued and outstanding	6,289	10,537
Additional paid-in capital	66,140,446	75,993,344
Unearned stock compensation	(348,021)	(164,773)
Accumulated other comprehensive loss	(72,103)	(35,366)
Retained deficit	(58,890,310)	(61,285,354)

Total stockholders' equity	6,836,301	14,521,483

Total liabilities and stockholders' equity	$9,117,695	$19,593,103

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002
Revenue	$23,537,610	$22,450,284
Less project expenses	(3,120,967)	(1,985,908)

	20,416,643	20,464,376
Cost of revenue	11,879,224	11,553,311

Gross margin	8,537,419	8,911,065
Operating expenses:
Selling, general and administrative	8,337,457	8,327,010
Stock compensation	663,948	240,688
Depreciation	494,586	687,570
Intangibles amortization	15,312,280	1,285,524
Impairment charge	26,798,178	—
Restructuring, severance and other	766,477	579,427

Total operating expenses	52,372,926	11,120,219

Loss from operations	(43,835,507)	(2,209,154)
Interest income	31,093	17,732
Interest expense	(122,395)	(203,569)
Other	(1,608)	(53)

Loss before income taxes	(43,928,417)	(2,395,044)
Provision (benefit) for income taxes	(42,261)	—

Net loss	$(43,886,156)	$(2,395,044)

Beneficial conversion charge on preferred stock	—	(1,672,746)
Accretion of dividends on preferred stock	—	(163,013)

Net loss available to common stockholders	$(43,886,156)	$(4,230,803)

Basic and diluted net loss per share	$(7.46)	$(0.53)

See accompanying notes.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock						Accumulated Other Comprehensive Loss
					Subscription Receivable		Additional Paid-in Capital	Unearned Stock Compensation		Retained Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Warrants
Balance at January 1, 2001	—	$—	6,252,233	$6,252	$—	$—	$65,049,514	($76,000)	($1,665)	($15,004,154)	$49,973,947
Issuance of common stock, net of issuance costs	—	—	10,833	11	—	—	38,989	—	—	—	39,000
Stock options exercised	—	—	20,000	20	—	—	5,980	—	—	—	6,000
Issuance of stock to acquisition broker	—	—	5,500	6	—	—	109,994	—	—	—	110,000
Deferred stock compensation	—	—	—	—	—	—	967,303	(967,303)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	(31,334)	695,282	—	—	663,948
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(70,438)	—	(70,438)
Net loss	—	—	—	—	—	—	—	—	—	(43,886,156)	(43,886,156)

Total comprehensive loss											(43,956,594)

Balance at December 31, 2001	—	—	6,288,566	6,289	—	—	66,140,446	(348,021)	(72,103)	(58,890,310)	6,836,301
Issuance of common stock and options in purchase of businesses	—	—	4,210,799	4,211	—	—	7,213,875	(266,173)	—	—	6,951,913
Issuance of Series A preferred stock, net of amount held in escrow	1,984,000	1,984	—	—	(1,984,000)	—	1,982,016	—	—	—	—
Issuance of warrants in connection with Series A preferred stock issuance	—	—	—	—	—	426,560	(426,560)	—	—	—	—
Release of preferred stock proceeds from escrow	—	—	—	—	1,984,000	—	—	—	—	—	1,984,000
Issuance cost for Series A preferred stock	—	—	—	—	—	6,595	(109,040)	—	—	—	(102,445)
Issuance of Series B preferred stock	1,111,000	1,111	—	—	—	—	998,889	—	—	—	1,000,000
Issuance cost for Series B preferred stock	—	—	—	—	—	—	(38,284)	—	—	—	(38,284)
Issuance of warrants in connection with Series B preferred stock issuance	—	—	—	—	—	170,085	(170,085)	—	—	—	—
Stock options exercised	—	—	37,861	37	—	—	7,580	—	—	7,617
Deferred stock compensation	—	—	—	—	—	—	(208,733)	208,733	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	240,688	—	—	240,688
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	36,737	—	36,737
Net loss	—	—	—	—	—	—	—	—	—	(2,395,044)	(2,395,044)

Total comprehensive loss											(2,358,307)

Balance at December 31, 2002	3,095,000	$3,095	10,537,226	$10,537	$—	$603,240	$75,390,104	($164,773)	($35,366)	($61,285,354)	$14,521,483

See accompanying notes.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002
Operating Activities
Net loss	$(43,886,156)	$(2,395,044)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	494,586	687,570
Intangibles amortization	15,312,280	1,285,524
Impairment charge	26,798,178	—
Non-cash stock compensation	663,948	240,688
Other non-cash expense	39,000	11,341
Non-cash interest expense	—	63,295
Non-cash interest income	—	(11,017)
Changes in operating assets and liabilities (net of the effect of acquisitions)
Accounts receivable	4,349,789	887,275
Other assets	50,214	(85,167)
Accounts payable	(114,122)	149,608
Accrued liabilities	(956,006)	(476,737)

Net cash provided by operating activities	2,751,711	357,336
Investing activities
Purchase of property and equipment	(227,200)	(167,323)
Purchase of businesses, net of cash acquired	(284,496)	(850,848)
Advances to Vertecon	(603,469)	(200,000)
Deferred acquisition expenses	(104,885)	—
Proceeds from sale of assets	—	1,700

Net cash used in investing activities	(1,220,050)	(1,216,471)
Financing activities
Payments on capital lease obligation	(111,024)	(352,575)
Proceeds from short-term borrowings	4,800,000	533,641
Payments on short-term borrowings	(5,600,000)	(2,089,030)
Payments on long-term debt	(3,231)	(6,903)
Proceeds from preferred stock issuances	—	2,984,000
Issuance costs of preferred stock	—	(130,504)
Proceeds from stock option exercises	6,000	7,617

Net cash provided by (used in) financing activities	(908,255)	946,246

Effect of exchange rate on cash and cash equivalents	(53,649)	25,653
Change in cash and cash equivalents	569,757	112,764
Cash and cash equivalents at beginning of year	842,481	1,412,238

Cash and cash equivalents at end of year	$1,412,238	$1,525,002

Supplemental disclosures:
Income taxes paid	$20,440	$21,282

Interest paid	$129,573	$176,453

Non cash activities:
Common stock and options issued in purchase of businesses	$110,000	$7,218,086

Issuance of note payable in purchase of business	$—	$1,292,500

Issuance of common stock	$39,000	$—

See accompanying notes.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

Revenue Recognition

        Consulting revenues are comprised of revenue from consulting fees recognized on a time and material basis as performed. The Company's normal payment terms are net 30 days. The Company's agreement with IBM provides for net 45 day payment terms. Reimbursements for out-of-pocket expenses are included as a component of revenue in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, revenue from software resale is recorded on a gross basis provided the Company acts as a principal in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software resale transaction and acts as an agent, the revenue would be recorded on a net margin basis. Gross software resale revenue was approximately $348,000 and $395,000 during 2001 and 2002, respectively. Cost of software resale revenue was approximately $312,000 and $343,000 during 2001 and 2002, respectively.

Cash Equivalents

        Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Advertising Expense

        The cost of advertising is expensed as incurred. Advertising cost for the years ended December 31, 2001 and 2002 were not material.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally 2 to 5 years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease, and such amortization expense is included with depreciation expense. The cost and accumulated amortization of assets recorded under capital leases was approximately $412,000 and $52,000, respectively, at December 31, 2002.

Intangible Assets

        Intangible assets, primarily resulting from purchase business combinations, are being amortized using the straight-line method with a life of two to three years for employment and non-compete agreements and a life of three to five years for customer relationship intangibles. Intangible assets consists of the following:

	December 31,
	2001	2002
Employment and noncompete agreements	$350,000	$550,000
Customer relationships	3,100,000	3,600,000
Goodwill/Assembled workforce	28,354,000	36,384,000
Accumulated amortization	(28,254,000)	(28,154,000)

	$3,550,000	$12,380,000

        Accumulated amortization for employment and noncompete agreements was approximately $369,846 and for customer relationships was approximately $2,805,263 at December 31, 2002. Amortization expense for employment, noncompete agreements, and customer relationships is expected to be approximately $610,417 in 2003, $132,237 in 2004, $100,000 in 2005, $100,000 in 2006, and $32,237 in 2007.

        Effective January 1, 2002, the Company adopted SFAS 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Statement 142 provides that goodwill arising from acquisitions consummated subsequent to June 30, 2001 is not amortized. However, goodwill associated with acquisitions consummated prior to June 30, 2001 continued to be amortized through December 31, 2001. Subsequent to December 31, 2001, goodwill and other indefinite lived intangible assets are no longer amortized. Goodwill and intangible assets from an acquisition with a consummation date subsequent to June 30, 2001 but prior to the January 1, 2002 effective date of Statement 142 were reviewed for impairment in accordance with Opinion 17 or Statement 121 until January 1, 2002. Accordingly, the Company continued to amortize goodwill through December 31, 2001 for its acquisitions completed prior to June 30, 2001, and ceased amortization of intangible assets deemed to have indefinite lives upon January 1, 2002, the effective date of SFAS No. 142. The following table presents the net loss and net loss per share for 2001 as if the non-amortization of goodwill provisions of SFAS No. 142 were in effect as of January 1, 2002:

Year ended December 31, 2001
Net loss as reported	$(43,886,156)
Plus amortization expense of goodwill	14,162,280

Adjusted net loss	(29,723,876)

Adjusted net loss per share	$(5.05)

        The Company began to apply the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. As required by Statement 142, the Company performed the required transitional impairment tests of goodwill and indefinite lived assets during the second quarter of 2002 based upon the measurement of its fair value, and determined that its goodwill is not impaired. Previously, the Company had recorded an approximate $27,000,000 impairment charge to reduce the value of its intangibles during the quarter ended September 30, 2001 under the rules prescribed by SFAS 121.

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

  •
  a history of operating losses.

        The conclusion of management's analysis was that the acquired assets were permanently impaired, and accordingly, an impairment charge of approximately $27 million was recorded in the third quarter of 2001 based on the amount by which the carrying value of the goodwill exceeded its estimated fair market value. Fair value was determined based on undiscounted cash flows, and other factors including but not limited to market capitalization and net book value analyses, from the acquired businesses of approximately $4.2 million over the next three years. This amount was compared to the remaining intangibles balance of $31 million resulting in an impairment charge of approximately $27 million. The forecasted cash flows were based on revenue run rates consistent with then current run rates and estimated direct and overhead costs based on then current plans. It did not provide for an increase in revenue over the period given the then existing economic downturn and uncertain time frame for economic recovery.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The Company adopted SFAS No. 144 as of January 1, 2002.

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

Foreign Currency Transactions

        For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end or period end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions are included in other income (expense), and totaled $7,500 during 2002 and were not material during 2001. Due to the impending liquidation of the United Kingdom subsidiary, a foreign currency loss of $12,500 was transferred from cumulative translation adjustments and included as a component of net loss for the year ended December 31, 2002.

Segments

        The Company follows the provisions of the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented. The Company's chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

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

Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, ("APB 25"), which allows the use of the intrinsic value method. The Company's basis for electing accounting treatment under APB 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS 123:

	Year ended December 31,
	2001	2002
Net loss available to common stockholders—as reported	$(43,886,156)	$(4,230,803)
Total stock-based compensation costs included in the determination of net loss available to common stockholders as reported	663,948	240,688
The stock-based employee compensation cost that would have been included in the determination of net loss available to common stockholders if the fair value based method had been applied to all awards	(2,871,822)	(2,783,044)

Pro forma net loss	$(46,094,030)	$(6,773,159)

Loss per share
Basic and diluted—as reported	$(7.46)	$(0.53)

Basic and diluted—pro forma	$(7.84)	$(0.84)

Fair Value of Financial Instruments

        Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at cost which approximates fair value due to the short-term maturity of these instruments.

Reclassification

        Certain amounts from prior periods have been reclassified to conform to the current period presentation. In accordance with EITF 01-14, reimbursed out-of-pocket expenses are included in gross revenue. Revenue for 2001 was increased by $3,120,967 of out-of-pocket expenses.

Recently Issued Accounting Standards

        In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FAS 123 on reported income (loss) and will require the Company to disclose these affects in the interim financial statements as well. The Company adopted SFAS No. 148 as of December 31, 2002.

3. Net Income (Loss) Per Share

        Computations of the net loss per share are as follows:

	Year Ended December 31,
	2001	2002
Net loss available to common stockholders	$(43,886,156)	$(4,230,803)
Weighted-average shares of common stock outstanding	6,261,053	9,173,657
Less common stock subject to contingency	(378,781)	(1,132,506)

Shares used in computing basic net loss per share	5,882,272	8,041,151

Basic and diluted net loss per share	$(7.46)	$(0.53)

        Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon conversion of convertible preferred stock are antidilutive due to the Company's net loss for all periods presented. Diluted net loss per share excludes common stock equivalents of 945,919 and 4,274,225 for 2001 and 2002, respectively.

4. Concentration of Credit Risk and Significant Customers

        Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up front payments. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. One customer accounted for approximately 31% and 35% of accounts receivable and 39% and 35% of revenues at December 31, 2001 and 2002, and for the years then ended, respectively. In October 2000, the Company entered into a services agreement with IBM under which the Company provides deployment, integration and training services to IBM's WebSphere™ customers. The agreement provides for the Company to render services over a three-year period, which began in October 2000 and expires in August 2003. The contract provides for payment of services on a time and materials basis. The terms of the Company's agreement with IBM following August 2003 are currently not known, although management expects that IBM will continue to be a significant customer for the foreseeable future. In the event that IBM is no longer a customer following the termination of the Company's current agreement, the Company's revenue would decrease significantly and, as with any other loss of a significant customer, management may need to counteract this loss of revenue by reducing headcount to be in line with the lower demand for the Company's services. Due to significant amount of fixed operating expenses, the loss of sales to IBM may result in the Company's inability generate net income for the foreseeable future.

5. Employee Benefit Plan

        The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling $127,000 and $130,000 during 2001 and 2002, respectively, which vest over a three year period of service. The Company's related costs for the plan were approximately $15,400 and $32,000 during 2001 and 2002, respectively.

6. Stockholders' Equity

Preferred Stock

        The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. ("2M") under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), to 2M for a purchase price of approximately $0.90 per share. The Company used the proceeds from the sale of the Series B Preferred Stock to strengthen its working capital position and for other corporate purposes. Each share of Series B Preferred Stock is initially convertible into one share of Perficient common stock at the election of the holder. The Company has also issued to 2M, a Warrant to purchase up to 555,500 shares of Perficient common stock in connection with this sale of Series B Preferred Stock.

        2M has the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock exercisable on or before June 26, 2003. 2M will receive a Warrant to purchase one share of Perficient common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option.

        Simultaneously with the sale of shares to 2M by the Company, 2M purchased from Steven Papermaster, Robert Anderson and Bryan Menell, 300,000, 100,000 and 100,000 shares of Perficient common stock, respectively, for $0.75 per share. Mr. Papermaster was a member of the Company's Board of Directors at the time of the transaction and each of Messrs. Papermaster, Menell and Anderson are or had been significant holders of Perficient common stock.

        In addition, the Company entered into Registration Rights Agreements with 2M pursuant to which the Company filed on October 10, 2002 a preliminary registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series B preferred stock (and exercise of the Warrants) sold in the private placement. Each share of Series B preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series B preferred stock accrues dividends payable in our common stock at an annual rate per share equal to $0.90 multiplied by an 8% interest rate. Accrued dividends on the Series B preferred stock totaled approximately $41,205 as of December 31, 2002.

        In connection with Series B preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $459,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.16 and an exchange ratio of 1.34:1, in accordance with Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $170,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

        The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock ("Series A") to such investors for a purchase price of $1.00 per share, for gross proceeds of $1,984,000. The Company used the proceeds from the sale of the Series A Preferred Stock to strengthen its working capital position and for other corporate purposes. Each share of Series A preferred stock was initially convertible into one share of Perficient common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at $1 and adjusted from time to time based on certain anti-dilution provisions. The Company has also issued warrants to purchase 992,000 shares of Perficient common stock in connection with this sale of Series A preferred stock. For every two shares of Series A preferred stock purchased by an investor, such investor received a Warrant to purchase one share of Perficient common stock at an initial exercise price of $2.00 per share of common stock. In addition, the Company entered into Registration Rights Agreements with each of the purchasers pursuant to which the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series A preferred stock (and exercise of the Warrants) sold in the private placement which registration statement was declared effective by the Securities and Exchange Commission on October 10, 2002. Each share of Series A preferred stock has voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series A preferred stock accrues dividends at an annual rate per share equal to $1.00 multiplied by the prime rate plus 150 basis points. Accrued dividends on the Series A preferred stock totaled approximately $121,808 as of December 31, 2002.

        In connection with Series A preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $1,180,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.38 and an exchange ratio of 1.27:1, in accordance with Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $427,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

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

Common Stock

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

        The Company recognized $664,000 and $241,000 of stock compensation expense during 2001 and 2002, respectively, as a result of options granted to employees with exercise prices below the fair market value of the underlying common stock on the date of grant, certain modifications to existing options, and the grant of options to certain non-employees. During 2002, the Company recognized deferred compensation totaling $266,173 related to the acquisition of Javelin that will be amortized over the vesting period of the related options. Stock-compensation expense is recognized on a straight-line basis over the related vesting periods. Stock compensation expense for option grants to non-employees was determined using a Black Scholes pricing model.

        A summary of changes in common stock options during 2001 and 2002 is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Options outstanding at January 1, 2001	1,777,429	$0.02-$26.00	$8.16
Options granted	2,422,449	$0.10-$4.50	$2.79
Options exercised	(20,000)	$0.10-$0.50	$0.30
Options canceled	(889,600)	$0.50-$26.00	$8.80

Options outstanding at December 31, 2001	3,290,279	$0.02-$26.00	$4.06

Options granted	1,997,825	$0.3-$8.62	$1.20
Options exercised	(37,861)	$0.03-$0.74	$0.20
Options canceled	(859,516)	$0.03-$26.00	$3.91

Options outstanding at December 31, 2002	4,390,727	$0.02-$26.00	$2.82

Options vested, December 31, 2001	1,612,842	$0.02-$26.00	$3.98

Options vested, December 31, 2002	2,374,956	$0.02-$16.94	$3.61

        The following is additional information related to stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.02-$0.05	284,304	$0.03	6.88	160,693	$0.03
$0.10-$1.41	2,272,741	$1.02	8.80	812,779	$0.75
$2.77-$4.50	1,447,159	$3.69	7.96	1,072,749	$3.67
$5.07-$12.97	254,885	$10.43	7.38	209,365	$10.40
$13.25-$26.00	131,638	$15.47	7.18	119,370	$15.55

$0.02-$26.00	4,390,727	$2.82	8.27	2,374,956	$3.61

        Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2001	2002
Risk-free interest rate	3.50%	3.50%
Dividend yield	0.00%	0.00%
Weighted-average expected life of options (years)	5	5
Expected volatility	1.032	1.066

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

        At December 31, 2001 and 2002, the weighted-average remaining contractual life of outstanding options was 8.81 and 8.27 years, respectively. The weighted-average grant-date fair value per share of options granted during 2001 and 2002 at market prices was approximately $2.71 and $0.90, respectively. The weighted-average grant-date fair value per share of options granted during 2001 and 2002 at below market prices was approximately $2.10 and $1.31, respectively. The weighted-average grant-date fair value per share of options granted during 2002 at above market prices was approximately $0.95.

        At December 31, 2001 and 2002, 3,516,580 and 11,500,177 shares of common stock were reserved for future issuance (at December 31, 2001 3,387,830 shares were reserved for options and 128,750 shares were reserved for warrants and at December 31, 2002 6,695,003 shares were reserved for options, 3,114,207 shares were reserved for preferred stock, and 1,690,967 shares were reserved for warrants) and 97,551 and 2,304,276 options were available for future grants, respectively.

7. Line of Credit and Long Term Debt

        The Company has a line of credit facility providing up to $6,000,000 or 85% of the eligible receivables, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires December 6, 2003, bear interest at the bank's prime rate plus 1.50%. (6.25% and 5.75% at December 31, 2001 and 2002, respectively) with a minimum of $5,000 interest per month. The Company is required to maintain certain financial covenants under this agreement. The line of credit is collateralized by substantially all the assets of the Company. The Company must pay a fee equal to $1,000 per month for collateral monitoring charges of the unused portion of the committed line of credit.

        Notes payable at December 31, 2001 consists of term debt with a bank for the purchase of equipment, assumed in the purchase of Core Objective. The note was payable in monthly principal installments of approximately $280 plus interest at the bank's prime rate plus 1.5%. The note was paid in full during 2002.

        Notes payable to related party at December 31, 2002 consists of a non interest bearing note issued to the shareholders of Javelin Solutions, Inc. ("Javelin") in April 2002 in connection with the Company's acquisition of Javelin. The notes provide for payments totaling $1,500,000, of which $1,375,000 remained outstanding on December 31, 2002. Of these notes, $1,000,000 is payable in four equal annual installments beginning in April 2003, and $500,000 of notes that are payable in eight quarterly installments beginning in July 2002. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes are subordinate to the Company's line of credit.

        Future minimum debt repayments as of December 31, 2002 are as follows:

	Line of Credit	Note Payable to Related Party
2003	$540,011	$500,000
2004	—	375,000
2005	—	250,000
2006	—	250,000
2007	—	—
Thereafter	—	—

	540,011	1,375,000

Less amount representing interest	—	(144,205)

Present value of debt commitments	540,011	1,230,795
Less current portion	(540,011)	(485,477)

Long term portion	$—	$745,318

8. Income Taxes

        As of December 31, 2002, the Company had tax net operating loss carry forwards of approximately $3,385,000 that will begin to expire in 2013 if not utilized.

        Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

Year Ended December 31,
	2001	2002
Current:
Federal	$—	$—
Foreign	(42,261)	—
State	—	—

Total current	(42,261)	—

Deferred:
Federal	—	—
Foreign	—	—
State	—	—

Total deferred	—	—

	$(42,261)	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2001 and 2002 are as follows:

	December 31,
	2001	2002
Deferred tax liabilities:
Deferred income	$(322,226)	$(370,901)

Total deferred tax liabilities	(322,226)	(370,901)

Deferred tax assets:
Depreciable assets	75,961	57,128
Tax loss carryforwards	283,651	1,252,402
Bad debt	113,072	210,521
Stock compensation	56,242	145,297
Accrued liabilities and other	27,764	92,489

Total deferred tax assets	556,690	1,757,837
Valuation allowance for deferred tax assets	(234,464)	(1,386,936)

Net deferred tax assets	322,226	370,901

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance decreased by approximately $36,000 during 2001 and increased by approximately $1,152,000 during 2002. Of the total 2002 increase, approximately $693,000 relates to the Company's stock acquisitions made in 2002, and approximately $459,000 relates to operating losses not benefited. As of December 31, 2002, approximately $203,000 of the valuation allowance relates to tax benefits for stock option deductions included in the net operating loss carryforward, which when realized, will be allocated directly to contributed capital to the extent the benefits exceed amounts attributable to deferred compensation expense. As of December 31, 2002, approximately $693,000 of the valuation allowance relates to acquired entities, and as such, if realized, will reduce goodwill or other noncurrent intangible assets prior to resulting in an income tax benefit.

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

        The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2001	2002
Tax at statutory rate of 34%	$(14,935,662)	$(814,315)
State taxes, net of federal benefit	(27,150)	(37,385)
Goodwill	14,607,549	414,040
Effect of foreign operations	29,854	(12,143)
Stock based compensation	225,742	—
Change in valuation allowance	(36,000)	459,685
Other	93,406	(9,882)

	$(42,261)	$—

9. Commitments And Contingencies

        The Company leases its office facilities and certain equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

	Capital Leases	Operating Leases
2003	$283,247	$1,218,970
2004	278,589	1,086,672
2005	82,751	1,161,266
2006	—	527,584
2007	—	181,535
Thereafter	—	1,287

Total minimum lease payments	$644,587	$4,177,314

Less amount representing interest	(74,892)

Present value of minimum lease payments	569,695
Less current portion	(235,034)

Long-term capital lease obligation	$334,661

        Rent expense for the years ended December 31, 2001 and 2002 was $933,000 and $1,281,000, respectively. The Company expects to receive sublease income of $216,000 during 2003 and $193,000 during 2004.

        The Company had entered into a sublease with a related party for office rent. The sublease agreement terminated on December 31, 2001 and was not renewed. During the year ended December 31, 2001, the Company recorded rent expense of approximately $48,000 under this agreement.

        As required by certain of the Company's office and equipment leases, the Company has established letters of credit totaling $750,000 to serve as collateral for these certain leases. These letters of credit reduce the amount of borrowing available under the Company's line of credit.

10. Business Combinations

        On April 26, 2002, the Company consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. ("Vertecon"), a Missouri corporation, through the merger of Vertecon with and into a wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation. Perficient Vertecon, Inc. is the surviving corporation to the merger. Vertecon was a St. Louis based eBusiness Solutions provider that used advanced technology solutions to create competitive business advantages for its clients. Vertecon provided its customers with comprehensive solutions across the e-Business life cycle, including strategy, architecture, design, development and implementation services. The Company acquired Vertecon for an aggregate purchase price of approximately $3,247,000, subject to certain post-closing adjustments. The purchase price consisted of 1,994,586 shares of Perficient common stock, of which approximately 551,985 shares are being held in escrow, the assumption of outstanding Vertecon options and direct acquisition costs. The common stock issued in the Vertecon acquisition was valued at $1.44 per share, which represents the average close price of the Company's common stock at the announcement of the acquisition in October 2001. The acquisition of Vertecon was consummated in order to increase and diversify Perficient's revenue base, add significant and longstanding customer relationships, provide geographic expansion into the St. Louis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors. The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

        On April 26, 2002, the Company consummated the acquisition of Javelin Solutions, Inc. ("Javelin"), a Minnesota "S" corporation, through the merger of Javelin with and into a wholly-owned subsidiary, Perficient Javelin, Inc., a Delaware corporation. Perficient Javelin, Inc. is the surviving corporation to the merger. Javelin Solutions, Inc. was a Minneapolis-based professional services firm providing eBusiness strategy consulting, application design, implementation and integration services to large and major midsize companies. Javelin helped its clients define eBusiness strategies to improve their competitive position and business efficiency and would then design, architect, develop and implement solutions to execute those strategies. Javelin would seek to solve complex eBusiness challenges and create solutions that provided its clients with significant competitive advantages. Javelin offered a full range of integrated services consisting of strategic consulting, design of information architectures, and the creation, customization and implementation of software applications. Javelin also provided consulting services to help clients address security issues and web hosting decisions. As part of these services, Javelin provided application management services for its clients. The Company acquired Javelin for an aggregate purchase price of approximately $5,951,000, subject to certain post-closing adjustments. The purchase price consists of 2,216,255 shares of Perficient common stock, of which approximately 1,108,127 shares are being held in escrow, $1,500,000 in non-interest bearing promissory notes, the assumption of outstanding Javelin options and direct acquisition costs. The notes issued consist of $1,000,000 that are payable in four equal annual installments, and $500,000 (all unpaid installments of these notes issued to certain employee shareholders are subject to forfeiture upon the termination of such employee shareholder for any reason during the two year period following the closing) that are payable in eight quarterly installments. The common stock issued in the Javelin acquisition was valued at $1.70 per share, which represents the average close price of the Company's common stock at the announcement of the acquisition in October 2001. The note payable was discounted using an assumed interest rate of 7.5%. The acquisition of Javelin was consummated in order to increase and diversify Perficient's revenue base, add significant and longstanding customer relationships, provide geographic expansion into the Minneapolis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors. The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

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

        The unaudited pro forma combined results of operations of Perficient, Vertecon and Javelin for the years ended December 31, 2001 and 2002, after giving effect to certain pro forma adjustments as if the transactions had occurred at the beginning of each period are as follows:

	Year Ended December 31,
	2001	2002
Revenue	$38,686,664	$26,295,794
Less project expenses	(3,120,967)	(2,018,096)

	35,565,697	24,277,698
Cost of revenue	20,752,151	13,638,538

Gross margin	14,813,546	10,639,160
Operating expenses:
Selling, general and administrative	15,084,933	9,941,790
Stock compensation	736,086	263,991
Depreciation	1,423,150	906,913
Intangibles amortization	15,512,280	1,349,999
Impairment charge	26,798,178	—
Restructuring, severance and other	938,591	598,899
Other	313,247	—
Acquisition related expense	619,951	108,627

Total operating expenses	61,426,416	13,170,219

Loss from operations	(46,612,870)	(2,531,059)
Interest income (expense), net	(351,840)	(287,187)
Other	(17,144)	(6,763)

Loss before income taxes	(46,981,854)	(2,825,009)
Provision (benefit) for income taxes	(42,261)	—

Net loss	$(46,939,593)	$(2,825,009)

Basic and diluted net loss per share	$(5.57)	$(0.32)

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

11. Segments of Business and Geographic Area Information

        The Company considers its business activities to constitute a single segment of business. A summary of the Company's operations by geographic area follows:

	Year ended December 31,
	2001	2002
Revenue:
United States	$20,630,590	$20,309,905
Canada	1,433,862	748,943
United Kingdom	1,473,158	1,391,436

Total revenue	$23,537,610	$22,450,284

Net income (loss):
United States	$(43,674,053)	$(2,506,025)
Canada	19,556	42,125
United Kingdom	(231,659)	68,856

Total net loss	$(43,886,156)	$(2,395,044)

Identifiable assets:
United States	$8,151,640	$18,898,766
Canada	223,627	256,737
United Kingdom	742,428	437,600

Total identifiable assets	$9,117,695	$19,593,103

12. Restructuring

        During 2002, the Company implemented certain workforce reductions and office closures resulting of charges of approximately $42,000 during the first quarter of 2002, $345,000 during the second quarter of 2002, and $192,000 during the fourth quarter of 2002, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of the London office. During the second quarter of 2002, the Company recognized $118,000 of restructuring expense related to its plan to close its London office. This amount consisted of $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs. As part of these restructurings, the Company reduced its workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of December 31, 2002, approximately $228,000 of restructuring costs is included in other current liabilities. The accrued restructuring costs are expected to be paid as follows: $165,000 in the first quarter of 2003; $50,000 in the second quarter of 2003; and the remaining $13,000 in the third quarter of 2003.

        During 2001, the Company implemented certain cost reduction initiatives and workforce reductions resulting in charges of approximately $289,000 during the first quarter of 2001, $143,000 during the second quarter of 2001 and $211,000 during the third quarter of 2001, consisting mostly of severance costs to former employees and the remaining commitment under an office space lease the Company no longer utilized as a result of the workforce reductions. The workforce reductions during the third quarter of 2001 also included actions taken in connection with the integration plan and elimination of duplicate roles in anticipation of the mergers with Javelin and Vertecon. As part of these restructurings, the Company reduced its workforce by a total of 84 employees, of which 66 were technology professionals and 18 were involved in selling, general administration and marketing. As of December 31, 2001, approximately $23,000 of restructuring costs is included in other current liabilities. The Company also expensed, during the first quarter of 2001, $123,000 of costs associated with a proposed offering of shares of the Company's common stock that was contemplated during 2000 but was postponed. All costs associated with the 2001 restructuring initiatives have been paid.

13. Balance Sheet Components

	December 31,
	2001	2002
Accounts receivable:
Accounts receivable	$2,642,000	$3,878,380
Unbilled revenue	315,762	721,241
Allowance for doubtful accounts	(363,327)	(661,248)

Total	$2,594,435	$3,938,373

Other current liabilities:
Accrued bonus	$475,766	$634,286
Accrued restructuring and severance costs	23,423	228,145
Accrued vacation	223,598	241,857
Other payroll liabilities	8,883	268,630
Sales and use taxes	60,537	45,792
Other accrued expenses	360,162	591,830
Accrued medical claims	111,553	17,705
Deferred revenue	24,654	276,188

Total	$1,288,576	$2,304,433

14. Related Party Transaction

        In consideration for the execution of an amendment to a non-compete agreement with a former employee, the Company required this individual to sell a portion of his holdings totaling 400,000 shares of Perficient common stock. With the consent of the Company, John T. McDonald, the Chairman and Chief Executive Officer of the Company, purchased 133,333 shares from this individual at a price of $0.375 per share.

15. Subsequent Event (unaudited)

        During February 2003, the Company granted a total of 929,500 options with an exercise price of $0.50 per share, the fair market value of the Company's common stock on the date of grant, to certain employees under the 1999 Stock Option/Stock Issuance Plan.

        On March 18, 2003, the Company received notice that it was not in compliance with the minimum $1 per share requirement for continued inclusion on the Nasdaq SmallCap Market. The Company has until September 15, 2003 to regain compliance. If the Company is unable to regain compliance by September 15, 2003 or within any extended grace period, its stock may be delisted from the Nasdaq SmallCap Market.

QuickLinks

PERFICIENT, INC. FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002
TABLE OF CONTENTS
PART I
RISK FACTORS
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
PART II
PART III
SIGNATURES
Certification of Annual Report
Certification of Annual Report
PERFICIENT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
PERFICIENT, INC. CONSOLIDATED BALANCE SHEETS
PERFICIENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PERFICIENT, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
PERFICIENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PERFICIENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002