Form 10KSB/A
period 2002-12-31
PERFICIENT INC
filed 2003-04-30
CIK 1085869

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
Commission File Number: 1-15169

PERFICIENT, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	74-2853258 (IRS Employer Identification No.)
1120 South Capital of Texas Highway, Suite 220, Building III Austin, Texas 78746 (Address of principal executive offices)
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

EXPLANATORY NOTE

        The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2002 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB. There are no further changes to our Annual Report on Form 10-KSB filed on March 27, 2003.

PART III

ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Our executive officers and directors and their ages as of the date of this filing are as follows:

Name	Age	Position with Perficient
John T. McDonald	39	Chief Executive Officer, President and Chairman of the Board of Directors
Jeffrey S. Davis	38	Chief Operating Officer
Mark D. Mauldin	32	Chief Financial Officer
David S. Lundeen	41	Director
Dr. W. Frank King (1)	63	Director
Philip J. Rosenbaum (1)	53	Director
Michael J. Cromwell, III	47	Director
Robert E. Pickering, Jr.	51	Director
Max D. Hopper	68	Director

(1)
Indicates that the individual is a member of the audit and compensation committees.

Certain Biographical Information Concerning Directors and Executive Officers

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

        Jeffrey S. Davis became Perficient's Chief Operating Officer upon the closing of our acquisition of Vertecon in April 2002. He previously served the same role since October 1999 at Vertecon prior to its merger with Perficient. Mr. Davis has 13 years of experience in technology management and consulting. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnel Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

        Mark D. Mauldin joined Perficient in June 2000 as Controller and was promoted to Chief Financial Officer in December 2002. Prior to joining Perficient, Mr. Mauldin was an Assurance and Advisory Business Services manager with Ernst & Young LLP's Technology, Communications and Entertainment practice in Austin. Mr. Mauldin held various other positions at Ernst & Young LLP since January 1994. Mr. Mauldin graduated from the University of Texas at Austin in December 1993 with a degree of Bachelor of Business Administration with honors and a Masters in Professional Accounting. Mr. Mauldin is a certified public accountant.

        David S. Lundeen joined Perficient in April 1998 as a director. From March 1999 through 2002, Mr. Lundeen was a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen currently serves as a member of the Board of Directors of TippingPoint Technologies, Inc. and Parago, Inc. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988.

        Dr. W. Frank King became a member of the Board of Directors in June 1999. He has served as a Director of PSW Technologies, Inc., now known as Concero Inc., a publicly-traded consulting services company, since October 1996. From 1992 to August 1998, Dr. King served as President and Chief Executive Officer of PSW. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was employed with IBM for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King currently serves on the boards of directors of Aleri, Inc., Eon Communications, Inc., Ibasis and Natural Microsystems Corporation. Dr. King earned a Ph.D. in electrical engineering from Princeton University, an M.S. in electrical engineering from Stanford University and a B.S. in electrical engineering from the University of Florida.

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

        Michael J. Cromwell, III is the co-founder of WWC Capital Group, LLC, which provides investment banking services to middle market technology companies. Mr. Cromwell focuses his efforts on information technology services firms and enterprise software firms. Since co-founding WWC Capital Group, LLC, nearly five years ago, Mr. Cromwell has advised IT firms on nearly $1 billion in merger and acquisition transactions. Prior to forming WWC Capital Group, LLC, Mr. Cromwell spent twelve years as a senior executive with ManTech International Corporation, a leading IT services firm, and its publicly traded affiliate, GSE Systems, Inc. At ManTech, he was the principal executive responsible for completing over twenty acquisitions, several divestitures and over twelve financing transactions ranging from senior debt to mezzanine capital to an initial public offering. He is a member of the Board of Directors of the Rowing Club at St. Albans and National Cathedral Schools. Mr. Cromwell earned a BA degree from Yale University and a JD from Georgetown University.

        Robert E. Pickering, Jr. began his IT services career in 1974 at Andersen Consulting (now Accenture), where he was a partner. After 11 years at Andersen, where he managed and directed several system development and outsourcing projects, Mr. Pickering joined First City Bankcorp in 1996, as Chief Information Officer. Three years later in 1999, he became Chief Information Officer of Continental Airlines. Mr. Pickering was also Chairman and CEO of Origin from 1998 to 2000, one of the largest IT services companies in Europe. Mr. Pickering was Chairman and CEO of e2i Inc. from May 2000 to December 2001, which filed for protection under the federal bankruptcy laws in December 2001. Mr. Pickering also serves on the boards of a variety of organizations including the American Chamber of Commerce in the Netherlands, B&J Foodservice in Kansas City, and Ora Oxygen, a travel spa based in The Netherlands. Mr. Pickering is a graduate of Baylor University.

        Max D. Hopper became a member of the Board of Directors in September 2002. Mr. Hopper began his IS career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of IT and eBusiness. Max currently serves on the board of directors for several companies such as Metrocall, Inc. and Gartner Group.

Section 16 Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. Based solely on a review of the copies of reports furnished to us and written representations from our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that, during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied.

ITEM 10—EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as Perficient's Chief Executive Officer and certain other executive officers during fiscal year 2002 for services rendered in all capacities during the years presented. John T. McDonald joined Perficient in April 1999 and assumed the duties of Chief Executive Officer. Sam J. Fatigato joined Perficient in May 2000 and resigned in April 2002. Matthew P. Clark joined

Perficient in May 2000 and resigned in December 2002. Mark D. Mauldin joined Perficient in June 2000 and was appointed Chief Financial Officer in December 2002.

Summary Compensation Table
		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(3)		Other Annual Compensation ($)(1)		Securities Underlying Options (#)(2)
John T. McDonald, Chief Executive Officer and Chairman of the Board	2002 2001 2000	$ $ $	225,000 174,825 154,750	$ $ $	46,406 — —	$ $ $	2,750 2,627 2,246	338,000 406,211 50,000
Jeffrey S. Davis Chief Operating Officer	2002		$136,667		$25,370		$2,431	85,000
Sam J. Fatigato, President, Chief Operating Officer and Director	2002 2001 2000	$ $ $	62,946 166,500 103,750	$ $ $	— — —	$ $ $	146,102 2,502 1,388	— 212,217 9,141
Matthew P. Clark Vice President and Chief Financial Officer	2002 2001	$ $	131,083 121,875	$ $	17,758 —	$ $	13,886 1,981	110,000 83,484
Mark D. Mauldin, Chief Financial Officer	2002		$97,500		$6,094		$1,556	20,000

(1)
Amounts represent 401(k) employer match and also includes severance pay for Messrs. Fatigato and Clark.

(2)
In February 2003, Mr. McDonald was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50. In February 2003, Mr. Davis was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50 per share. In February 2003, Mr. Mauldin was granted options to purchase 20,000 shares of our Common Stock with an exercise price of $0.50 per share. In October 2001, Mr. Davis was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share and options to purchase 27,654 shares of our Common Stock with an exercise price of $0.34 per share.

(3)
In September 2001, Mr. McDonald was granted options to purchase 106,383 shares of our Common Stock with an exercise price of $0.31 per share in lieu of a $50,000 cash bonus.

Option Grants in Last Fiscal Year to Named Executive Officers

        The following table sets forth information related to the grant of stock options by us during the year ended December 31, 2002 to the named executive officers.

Individual Grants
	Number of Securities Underlying Options (#)(1)	% of Total Options Granted to Employees in Fiscal 2002(2)		Exercise or Base Price ($/sh)	Market Price on Date of Grant ($/sh)	Expiration Date
John T. McDonald	63,000 150,000 125,000	3.15 7.51 6.26	% % %	1.25 1.15 1.15	1.25 1.15 1.15	01/01/2012 06/25/2012 06/25/2012
Jeffrey S. Davis	50,000 35,000	2.50 1.75	% %	1.15 1.15	1.15 1.15	06/25/2012 06/25/2012
Matthew P. Clark	50,000 35,000 25,000	2.50 1.75 1.25	% % %	1.21 1.15 1.15	1.21 1.15 1.15	05/20/2012 06/25/2012 06/25/2012
Mark D. Mauldin	20,000	1.00%		1.15	1.15	06/25/2012

(1)
In February 2003, Mr. McDonald was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50. In February 2003, Mr. Davis was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50 per share. In February 2003, Mr. Mauldin was granted options to purchase 20,000 shares of our Common Stock with an exercise price of $0.50 per share. In October 2001, Mr. Davis was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share and options to purchase 27,654 shares of our Common Stock with an exercise price of $0.34 per share.

(2)
Based on an aggregate of 1,997,825 options granted during the year ended December 31, 2002.

Option Exercises and Fiscal Year End Values

        The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of our Common Stock less the exercise price with respect to the named executive officers). None of the named executive officers exercised stock options during the fiscal year ended December 31, 2002. No stock appreciation rights were outstanding as of December 31, 2002.

	Number of Securities Underlying Unexercised Options at December 31, 2002(#)
			Value of Unexercised in-the-Money Options at December 31, 2002($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John T. McDonald	348,211	446,000	76,740	—
Jeffrey S. Davis	73,825	149,639	18,252	—
Matthew P. Clark	96,034	—	2,206	—
Mark D. Mauldin	32,660	28,958	1,721	—

(1)
Based on the fair market value of Perficient's Common Stock at December 31, 2002 ($1.00 per share), as reported on the NASDAQ SmallCap Market.

Compensation of Directors

        Dr. W. Frank King, Philip J. Rosenbaum and Max D. Hopper receive an annual retainer of $15,000 to serve on the Board of Directors. Other directors receive no cash remuneration for serving on the Board of Directors. Non-employee directors, however, are granted options to purchase 20,000 shares of Common Stock in their first year of service and are granted additional options to purchase 5,000 shares of Common Stock in each subsequent year of service. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. In May of 2002, Dr. King was granted options to purchase 25,000 shares of our Common Stock with an exercise price of $1.21. In June of 2002, Mr. Lundeen was granted options to purchase 50,000 shares of our common stock with an exercise price of $1.15 per share.

Employment Arrangements

        Perficient has a two-year employment agreement with Mr. McDonald that terminates on December 31, 2003. Mr. McDonald's employment agreement provides for the grant of options to purchase 100,000 shares of our Common Stock that vest over a three-year period. In addition, Mr. McDonald may receive a bonus and/or stock option under Perficient's stock option plan as determined by the Board of Directors. Mr. McDonald will receive eighteen months severance pay if: (1) Perficient terminates him without cause; (2) he is terminated following a change of control; or (3) Mr. McDonald terminates his employment within twelve months after a change of control of Perficient. Additionally, Mr. McDonald has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment. At the request of our Board of Directors, Mr. McDonald waived a $50,000 accrued cash bonus in consideration of the issuance of options to purchase 106,383 shares in 2002 of our Common Stock at an exercise price of $0.31 per share.

        Perficient had a two-year employment agreement with Mr. Fatigato that terminated with Mr. Fatigato's resignation effective April 19, 2002. Mr. Fatigato's employment agreement provided for the grant of options to purchase 100,000 shares of our Common Stock that became fully vested upon his resignation. Mr. Fatigato will receive twelve months severance pay. Additionally, Mr. Fatigato has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment.

        Mr. Matthew P. Clark served as our chief financial officer until his resignation on December 1, 2002. Pursuant to the separation agreement and general release, Mr. Clark is to receive eight months salary equal to approximately $93,733 and eight months health insurance coverage payable ratably over the eight-month period. Mr. Clark has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment.

        Pursuant to the Vertecon Merger Agreement, we have entered into an employment agreement with Jeffrey Davis for an employment term beginning on the closing date of the Vertecon Merger. Mr. Davis is our Chief Operating Officer and will be employed for an initial term of two years. He will be paid an annual salary of $205,000 and was granted a non-qualified stock option under our option plan to purchase 110,810 shares of our Common Stock and another non-qualified stock option in satisfaction of certain accrued bonus payments owed to him by Vertecon. Mr. Davis was advanced a $15,625 bonus in satisfaction of certain accrued bonus payments owed to him by Vertecon. Mr. Davis is also eligible to receive an annual bonus equal to up to 40% of his salary. Mr. Davis will receive six months severance pay if Perficient terminates him without cause. Additionally, Mr. Davis has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment.

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Perficient Common Stock, Series A Preferred Stock and Series B Preferred Stock as of April 20, 2003 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each such class; (ii) each executive officer listed in the Summary Compensation table above; (iii) each director of Perficient; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares Beneficially Owned	Percent of Class(2)
Common Stock
Beekman Ventures, Inc. 2716 Barton Creek Boulevard Austin, TX 78735-1670	512,892	4.77%
John T. McDonald (3)	1,636,380	14.41%
Sam J. Fatigato (4)	266,192	2.47%
Dr. W. Frank King (8)	38,333	*
Philip J. Rosenbaum (12)	30,000	*
Eric Simone (9)	717,802	6.64%
David S. Lundeen (10)	648,761	5.86%
Matthew P. Clark (11)	37,134	*
Watershed-Perficient, LLC (13) 7000 Bee Caves Road Suite 250 Austin, Texas 78746	315,526	2.85%
WWC Capital Fund, L.P. (14) 11911 Freedom Drive Reston, Virginia 20190	302,905	2.74%
Jeffrey Davis (15) 622 Emerson Road Suite 400 Creve Coeur, MO 63141	215,526	1.99%
Morton H. Meyerson (16) 3401 Armstrong Ave. Dallas, Texas 75205	1,917,423	17.84%
Mark D. Mauldin (5)	35,784	*
Robert E. Pickering, Jr. (6)	—	*
Max D. Hopper	—	*
Michael J. Cromwell, III (7)	302,905	2.74%
Directors and executive officers as a group (12 persons)	3,525,540	31.63%

Series A Preferred Stock (17)
John T. McDonald	100,000	5.64%
Sam J. Fatigato	50,000	2.82%
Watershed-Perficient, LLC 7000 Bee Caves Road Suite 250 Austin, Texas 78746	625,000	35.23%
David S. Lundeen (19)	625,000	35.23%
WWC Capital Fund, L.P. 11911 Freedom Drive Reston, Virginia 20190	600,000	33.82%
Michael J. Cromwell, III (20)	600,000	33.82%
Jalak Investments BV	250,000	14.09%
Directors and executive officers as a group (4 persons)	1,375,000	77.51%
Series B Preferred Stock (18)
2M Technology Ventures, L.P. (21) 3401 Armstrong Ave. Dallas, Texas 75205	1,111,000	100.00%
Directors and executive officers as a group (0 persons)	—	*

*
Indicates less than 1% of the outstanding shares of Perficient Common Stock.

(1)
Unless otherwise indicated, the address of each person or entity is 1120 South Capital of Texas Highway, Suite 220 Building 3, Austin, Texas 78746.

(2)
Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage of beneficial ownership is based on 10,749,258 shares of Common Stock, 1,774,000 Series A Preferred Stock and 1,111,000 Series B Preferred Stock outstanding as of April 20, 2003, respectively.

(3)
Includes 512,892 shares owned by Beekman Ventures, Inc., of which Mr. McDonald is president and sole stockholder. Mr. McDonald is deemed to be the beneficial owner of such shares. Also includes 150,000 shares of Perficient Common Stock that may be acquired from Mr. Menell upon the exercise of a stock option granted to Mr. McDonald by Mr. Menell and options to purchase 409,794 shares under Perficient's stock option plan. Does not include options to purchase 509,417 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof. Includes warrants to purchase 50,484 shares of Perficient Common Stock. Does not include

  150,000 shares of Perficient Common Stock that may be acquired from Mr. Papermaster upon the exercise of a stock option granted to Mr. McDonald by Mr. Papermaster that is not exercisable within 60 days hereof.

(4)
Includes warrants to purchase 25,242 shares of Perficient Common Stock.

(5)
Includes options to purchase 35,784 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 45,833 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(6)
Does not include warrants to purchase 315,526 shares of Perficient Common Stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Pickering is a member.

(7)
Includes warrants to purchase 302,905 shares of Common Stock held by WWC Capital Fund, L.P. Mr. Cromwell is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. Mr. Cromwell is deemed to be the beneficial owner of such shares.

(8)
Includes options to purchase 38,333 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 16,667 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(9)
Includes options to purchase 40,460 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 52,811 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof. Also includes warrants to purchase 25,242 shares of Perficient Common Stock.

(10)
Includes options to purchase 5,000 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Also includes warrants to purchase 315,526 shares of Perficient Common Stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Lundeen is managing member. Mr. Lundeen is deemed to be the beneficial owner of such shares. Does not include options to purchase 50,000 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(11)
Includes options to purchase 37,134 shares of Perficient Common Stock exercisable within 60 days of the date hereof.

(12)
Includes options to purchase 30,000 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include warrants to purchase 315,526 shares of Perficient Common Stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Rosenbaum is a member.

(13)
Includes warrants to purchase 315,526 shares of Perficient Common Stock. Additionally, Messrs. Rosenbaum and Pickering, both directors, are investors in Watershed-Perficient, LLC.

(14)
Includes warrants to purchase 302,905 shares of Perficient Common Stock. Additionally, Michael J. Cromwell, III, a director, is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. This information is based solely on the Schedule 13D filed by WWC Capital Fund, L.P. on January 11, 2002.

(15)
Includes options to purchase 83,059 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 265,405 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(16)
Includes warrants to purchase 555,500 shares of Perficient Common Stock held by 2M Technology Ventures, L.P. which is controlled by Mr. Meyerson and Mr.Meyerson holds sole voting power and sole dispositive power with respect to such shares. Does not include 144,996 shares of

  Common Stock held in escrow pursuant to the Share Purchase Agreement dated December 10, 2002, by and among Charlie Wiegert, Carol Matthews, Brian Matthews, Welton J.L. Brison, CDM Ventures, Tom Hesterman, Tim Wilson, CBC Distrubution and Marketing, Inc. John T. McDonald and Mr. Meyerson. This information is based solely on the Schedule 13D filed by Morton H. Meyerson on December 10, 2002.

(17)
Each share of Series A Preferred Stock is currently convertible into approximately 1.00968 shares of Common Stock.

(18)
Each share of Series B Preferred Stock is currently convertible into 1 share of Common Stock.

(19)
Includes 625,000 shares of Series A Preferred Stock held by Watershed-Perficient, LLC, a limited liability company in which Mr. Lundeen is managing member. Mr. Lundeen is deemed to be the beneficial owner of such shares.

(20)
Includes 600,000 shares of Series A Preferred Stock held by WWC Capital Fund, L.P. Mr. Cromwell is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. Mr. Cromwell is deemed to be the beneficial owner of such shares.

(21)
Does not include an option to purchase an additional 1,665,500 shares of Perficient Series B Preferred Stock.

Equity Compensation Plan Information

        The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2002:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,780,573	$3.02	1,461,298
Equity compensation plans not approved by security holders(2)(3)(4)	106,383	$0.31	—

Total	3,886,956	$2.95	1,461,298

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

ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

  Sales of Securities

        During the last fiscal year and through the date of the proxy statement, Perficient made the following sales of its Common Stock in transactions that were not registered under the Securities Act of 1933:

        The following related parties participated in the purchase of securities pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which we sold 1,984,000 shares of our Series A Convertible Preferred Stock for a purchase price of $1.00 per share:

  (a)
  John T. McDonald, our Chairman and Chief Executive Officer, purchased 100,000 shares of Series A Preferred Stock. Sam J. Fatigato, our former president, Chief Operating Officer and Director, purchased 50,000 shares of Series A Preferred Stock. Such purchases were made on the same terms as those by non-affiliated investors and, in fact, were a condition to the purchase of the Series A Preferred Stock by the non-affiliated investors.

  (b)
  David Lundeen, a director of Perficient, is managing member of Watershed-Perficient, LLC which purchased 625,000 shares of Series A Preferred Stock. This purchase was made on the same terms as those by non-affiliated investors.

  (c)
  Michael J. Cromwell, III, a director of Perficient, is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. WWC Capital Fund purchased 600,000 shares of Series A Preferred Stock (this information is based solely on the Schedule 13D filed by WWC Capital Fund on January 11, 2002). This purchase was made on the same terms as those by non-affiliated investors.

  (d)
  Robert E. Pickering, Jr., a director of Perficient, is an investor in Watershed-Perficient, LLC which purchased 625,000 shares of Series A Preferred Stock. This purchase was made on the same terms as those by non-affiliated investors.

  (e)
  Philip Rosenbaum, a director of Perficient, is an investor in Watershed-Perficient, LLC which purchased 625,000 shares of Series A Preferred Stock. This purchase was made on the same terms as those by non-affiliated investors.

        On June 26, 2002, Perficient entered into a Convertible Preferred Stock Purchase Agreement with 2M Technology Ventures, L.P. ("2M"), pursuant to which, 2M purchased 1,111,000 shares of Series B Preferred Stock for a purchase price of $0.900090009 per share. In connection with its purchase of Series B Preferred Stock, 2M also received warrants to purchase up to 555,500 shares of Common Stock. In addition, 2M received the option to purchase an additional 1,666,500 shares of Series B Preferred Stock and will receive warrants to purchase one share of Common Stock for every two shares of Series B Preferred Stock that it purchases pursuant to the option. As the sole holder of shares of Series B Preferred Stock, 2M has the right to elect one member to our Board of Directors. In connection with the sale of securities to 2M, we agreed with the holders of the shares of Series A Preferred Stock to amend the Certificate of Designation with respect to the Series A Preferred Stock, to, among other things, increase the liquidation preference of the Series A Preferred Stock to $2.00.

  Acquisitions

        In connection with our acquisition of Vertecon in April 2002, Jeffrey Davis, our Chief Operating Officer, received 132,467 shares of Common Stock in exchange for his shares of Primary Webworks, Inc. d/b/a Vertecon, Inc. common stock.

  WWC Capital Group Relationship

        Perficient has paid $274,000 in fees to WWC Capital during 2001 and 2002 for finder and advisory fees for the Vertecon and Javelin acquisitions and other acquisition advisory services. Michael J. Cromwell, III, a director of Perficient, is a co-founder and partner of WWC Capital Group.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC. (Registrant)
/s/ JOHN T. MCDONALD John T. McDonald Chief Executive Officer
April 29, 2003 Date

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. MCDONALD John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2003
/s/ MARK D. MAULDIN Mark D. Mauldin	Chief Financial Officer	April 29, 2003
David S. Lundeen	Director
/s/ DR. W. FRANK KING Dr. W. Frank King	Director	April 30, 2003
/s/ PHILIP J. ROSENBAUM Philip J. Rosenbaum	Director	April 29, 2003
/s/ MICHAEL J. CROMWELL, III Michael J. Cromwell, III	Director	April 30, 2003
/s/ ROBERT E. PICKERING, JR. Robert E. Pickering, Jr.	Director	April 29, 2003
/s/ MAX D. HOPPER Max D. Hopper	Director	April 30, 2003

Certification of Annual Report

        I, John T. McDonald, certify that:

        1.    I have reviewed this annual report on Form 10-KSB/A of Perficient, Inc.;

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

Date: April 29, 2003

/s/ John T. McDonald
John T. McDonald
Chairman and Chief Executive Officer
(Principal Executive Officer)

Certification of Annual Report

        I, Mark D. Mauldin, certify that:

        1.    I have reviewed this annual report on Form 10-KSB/A of Perficient, Inc.;

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

Date: April 29, 2003

/s/ Mark D. Mauldin
Mark D. Mauldin
Chief Financial Officer
(Principal Accounting Officer)

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 10—EXECUTIVE COMPENSATION
  ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
Certification of Annual Report
Certification of Annual Report