Form 10QSB
period 2003-03-31
PERFICIENT INC
filed 2003-05-09
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number 001-15169

Perficient, Inc.
(exact name of small business issuer as specified in its charter)

Delaware	74-2853258
(state or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1120 South Capital of Texas Highway, Suite 220, Bldg. 3 Austin, TX 78746
(address of principal executive offices)

(512) 531-6000
(Issuer’s telephone number, including area code)

7600B. N. Capital of Texas Hwy. Suite 340, Austin, Texas 78731
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

(1)         Yes ☒No ☐

(2)         Yes ☒No ☐

The number of shares of the Issuer’s Common Stock outstanding as of March 31, 2003 was 10,749,258.

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB

FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I.  CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Consolidated Balance Sheets

	December 31, 2002	March 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash	$1,525,002	$1,486,226
Accounts receivable, net	3,938,373	5,174,263
Other current assets	382,542	291,398
Total current assets	5,845,917	6,951,887
Net property and equipment	1,211,018	1,067,490
Net intangible assets	12,380,039	12,042,540
Other noncurrent assets	156,129	137,524
Total assets	$19,593,103	$20,199,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,686	$642,633
Line of credit	540,011	706,293
Other current liabilities	2,304,433	2,673,587
Current portion of capital lease obligation	235,034	239,429
Current portion of note payable to related party	485,477	431,353
Total current liabilities	3,991,641	4,693,295
Capital lease obligation, less current portion	334,661	273,398
Note payable to related party, less current portion	745,318	759,380
Total liabilities	5,071,620	5,726,073
Commitments and contingencies
Stockholders’ equity:
Preferred stock	3,095	2,885
Common stock	10,537	10,749
Additional paid-in capital	75,993,344	75,992,168
Unearned stock compensation	(164,773)	(121,730)
Accumulated other comprehensive loss	(35,366)	(39,970)
Retained deficit	(61,285,354)	(61,370,734)
Total stockholders’ equity	14,521,483	14,473,368
Total liabilities and stockholders’ equity	$19,593,103	$20,199,441

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2002	2003
Revenue
Services	$3,512,155	$5,745,310
Software	10,410	1,397,835
Reimbursable expenses	367,426	462,592
Total revenue	3,889,991	7,605,737

Cost of revenue
Project personnel costs	1,984,046	3,206,273
Software costs	8,758	1,196,750
Reimbursable expenses	367,426	462,592
Other project related expenses	90,678	73,196
Gross margin	1,439,083	2,666,926

Selling, general and administrative	1,457,208	1,962,226
Stock compensation	51,045	41,869
Restructuring, severance and other	42,674	—
Depreciation	88,068	201,162
Intangibles amortization	287,499	337,500
Income (loss) from operations	(487,411)	124,169
Interest income	11,128	1,004
Interest expense	(23,486)	(74,588)
Other	(56)	(5,965)
Income (loss) before income taxes	(499,825)	44,620
Provision for income taxes	—	130,000
Net loss	$(499,825)	$(85,380)

Beneficial conversion charge on preferred stock	(1,180,480)	—
Accretion of dividends on preferred stock	(29,216)	(46,830)
Net loss available to common stockholders	$(1,709,521)	$(132,210)

Basic and diluted net loss per share	$(0.27)	$(0.01)

Shares used in computing basic net loss per share	6,296,711	8,947,792

See accompanying notes to interim consolidated financial statements.

Perficient, Inc.

Consolidated Statements of Cash flows

(unaudited)

	Three Months Ended March 31,
	2002	2003
OPERATING ACTIVITIES
Net loss	$(499,825)	$(85,380)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	88,068	201,162
Intangibles amortization	287,499	337,500
Non-cash stock compensation	51,045	41,869
Non-cash interest expense	—	22,438
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(242,530)	(1,232,358)
Other assets	42,085	112,215
Accounts payable	55,303	215,820
Other liabilities	(396,928)	353,452
Net cash used in operating activities	(615,283)	(33,282)

INVESTING ACTIVITIES
Purchase of property and equipment	(30,637)	(57,635)
Purchase of businesses, net of cash acquired	—	(62,500)
Advances to Vertecon	(100,000)	—
Acquisition costs	(225,330)	—
Net cash used in investing activities	(355,967)	(120,135)

FINANCING ACTIVITIES
Payments on capital lease obligation	(14,063)	(56,868)
Proceeds from short-term borrowings	—	166,282
Payments on short-term borrowings	(448,567)	—
Payments on long-term debt	(6,796)	—
Proceeds from issuance of preferred stock	825,000	—
Preferred stock issuance costs	(89,220)	—
Proceeds from stock issuances, net	6,027	—
Net cash provided by financing activities	272,381	109,414
Effect of exchange rate on cash and cash equivalents	(12,749)	5,227
Change in cash and cash equivalents	(711,618)	(38,776)
Cash and cash equivalents at beginning of period	1,412,238	1,525,002
Cash and cash equivalents at end of period	$700,620	$1,486,226

See accompanying notes to interim consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 may not be indicative of the results for the full fiscal year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.                                      Summary of Significant Accounting Policies

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, (“APB 25”), which allows the use of the intrinsic value method.  The Company’s basis for electing accounting treatment under APB 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months ended March 31, 2002 and 2003:  risk free interest rate of 3.5%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066.

The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended March 31,
	2002	2003
	(unaudited)
Net loss available to common stockholders - as reported	$(1,709,521)	$(132,210)
Total stock-based compensation costs included in the determination of net loss available to common stockholders as reported	51,045	41,869
The stock-based employee compensation cost that would have been included in the determination of net loss available to common stockholders if the fair value based method had been applied to all awards	(642,545)	(605,905)

Pro forma net loss	$(2,301,021)	$(696,246)

Loss per share
Basic and diluted - as reported	$(0.27)	$(0.01)
Basic and diluted - pro forma	$(0.37)	$(0.08)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.                                      Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented. The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

4.                                      Net Loss Per Share

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

The computations of net loss per share are as follows:

	Three Months Ended March 31,
	2002	2003
	(unaudited)
Net loss available to common stockholders	$(1,709,521)	$(132,210)

Weighted-average shares of common stock outstanding	6,296,711	10,607,892
Less common stock subject to contingency	—	(1,660,100)
Shares used in computing basic net loss per share	6,296,711	8,947,792

Basic and diluted net loss per share	$(0.27)	$(0.01)

Diluted net loss per share is the same as basic net loss per share, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three months ended March 31, 2002 and 2003 excludes common stock equivalents of 2,430,866 and 5,419,635, respectively.

5.                                      Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FAS 123 on reported income (loss) and will require the Company to disclose these affects in the interim financial statements as well. The Company adopted SFAS No. 148 as of December 31, 2002.

6.                                      Balance Sheet Components

	December 31, 2002	March 31, 2003
		(unaudited)
Accounts receivable:
Accounts receivable	$3,878,380	$4,602,038
Unbilled revenue	721,241	1,175,761
Allowance for doubtful accounts	(661,248)	(603,536)
Total	$3,938,373	$5,174,263

Other current liabilities:
Accrued bonus and commissions	$634,286	$511,173
Accrued restructuring and severance costs	228,145	76,481
Accrued vacation	241,857	154,453
Other payroll liabilities	268,630	174,323
Sales and use taxes	45,792	33,652
Other accrued expenses	609,535	809,573
Software cost of sales	—	662,648
Deferred revenue	276,188	251,284
Total	$2,304,433	$2,673,587

7.                                      Comprehensive Loss

The components of comprehensive loss for the three months ended March 31 are as follows:

	2002	2003
	(unaudited)
Net loss	$(499,825)	$(85,380)
Foreign currency translation adjustments	(18,173)	(4,604)
Total comprehensive net loss	$(517,998)	$(89,984)

8.                                      Restructuring

During 2002, the Company implemented certain workforce reductions and office closures resulting in total charges of $579,427 during the year ended December 31, 2002. As of December 31, 2002, accrued restructuring costs totaled approximately $228,145. During the quarter ended March 31, 2003, the Company paid $151,664 of these costs, leaving a remaining accrual of approximately $76,481 as of March 31, 2003. The remaining accrued restructuring costs are expected to be paid as follows:  $55,086 in the second quarter of 2003 and $21,395 during the third quarter of 2003.

During the quarter ended March 31, 2002, the Company reduced its workforce by a total of 12 technology professionals and recognized approximately $43,000 of severance and related expenses, of which all amounts have been paid.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Report on Form 10-QSB, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Report on Form 10-QSB. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform theses statements to actual results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB.

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, and the end-user customers of our software partners. Additionally we generate revenue from reselling software.

In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere™ customers. The agreement provides for us to render services over a three-year period, which began in October 2000. Through March 31, 2002, we have recognized approximately $17 million of revenue in connection with this agreement. Revenue from IBM was approximately 34% of total revenue for the three months ended March 31, 2003. Accordingly, any deterioration in our relationship with IBM could have a material adverse effect on our consulting revenue. Our agreement with IBM provides generally that we receive four months notice of any termination. IBM may also reduce by up to one-third the minimum amount of our services contemplated by our agreement over a 60-day period. Our current agreement with IBM expires in August 2003. We are currently in discussions with IBM regarding our relationship and we expect that IBM will continue to be a significant customer for the foreseeable future. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

We derive most of our revenue from professional services that are provided primarily on a time and materials basis, with the remaining small percentage of revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is recognized on a percentage of completion basis. On many projects we are also reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue. We have form time to time and expect to continue in the future to resell prepackaged software to our customers.

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

During 2002, we implemented certain workforce reductions and office closures resulting in charges of approximately $42,000 during the first quarter of 2002, $345,000 during the second quarter of 2002, and $192,000 during the fourth quarter of 2002, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of the London office.  During the second quarter of 2002, we recognized $118,000 of restructuring expense related to management’s plan to close our London office.  This amount consisted of $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs.  As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing.  As of March 31, 2003, approximately $76,000 of restructuring costs is included in other current liabilities, of which $55,000 we expect to pay in the second quarter of 2003 and $21,000 in the third quarter of 2003.  There was no restructuring expense for the three months ended March 31, 2003.

Results Of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Revenue.  Total gross revenue increased from $3,890,000 for the three months ended March 31, 2002 to $7,608,000 for the three months ended March 31, 2003. Services revenue increased from $3,512,000 for the three months ended March 31, 2002 to $5,745,000 for the three months ended March 31, 2003. The increase in services revenue resulted from an increase in headcount acquired in the acquisition of Vertecon and Javelin in April 2002. The average number of consultants performing services for us increased from 78 at March 31, 2002 to 120 at March 31, 2003.  During the three month period ended March 31, 2003, 34% of our revenue was derived from IBM.  Revenue from resold software increased from $10,410 for the three months ended March 31, 2002 to $1,398,000 for the three months ended March 31, 2003. Revenue from reselling software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses increased from $367,000 for the three months ended March 31, 2002 to $463,000 for the three months ended March 31, 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractor, cost of resold software, and of reimbursed and project related expenses, increased from $2,451,000 for the three months ended March 31, 2002 to $4,939,000 for the three months ended March 31, 2003. The increase in cost of revenue is attributable to an increase in salaries and the average number of technology professionals who performed services for us over the related periods as a result of the acquisitions of Vertecon and Javelin in April 2002. The average number of consultants performing services for us increased from 78 for the quarter ended March 31, 2002 to 120 for the quarter ended March 31, 2003.  In addition, costs associated with resold software increased by $1,188,000 in connection with the increased software revenue during the quarter ended March 31, 2003. Reimbursable expenses will fluctuate with the associated revenue as these costs are reimbursed by our customers. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from $1,439,000 for the three months ended March 31, 2002 to $2,667,000 for the three months ended March 31, 2003. Gross margin as a percentage of revenue excluding reimbursed expenses was 41% for the three months ended March 31, 2002 and 37% for the three months ended March 31, 2003.  The decrease in gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to an increase in the amount of software revenue, which generally has a lower gross margin than our services. Gross margins can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses increased from $1,457,000 for the three months ended March 31, 2002 to $1,962,000 for the three months ended March 31, 2003.  The increase was the result of a $177,000 increase in sales expenses consisting of salaries, benefits and commissions, an increase of $194,000 in office rents, and changes in other miscellaneous expenses. Selling, general and administrative expenses as a percentage of revenue excluding reimbursed expenses decreased from 41% for the three months ended March 31, 2002 to 27% for the three months ended March 31, 2003. The decrease in selling, general and administrative expenses as a percent of revenue excluding reimbursed expenses is the result of an increase in software revenue for which there is generally less incremental costs associated with such revenue as well as a general reduction of costs in proportion to total revenue during the application periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $51,000 during the three months ended March 31, 2002 to $42,000 during the three months ended March 31, 2003.

Depreciation.  Depreciation expense increased from $88,000 during the three months ended March 31, 2002 to $201,000 during the three months ended March 31, 2003. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin.

Restructuring.  Restructuring expense consists of severance payments and related benefits. Restructuring expense was $43,000 during the three months ended March 31, 2002. There was no workforce restructuring in the first quarter of 2003.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of goodwill and other intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  Amortization increased from $287,500 during the three months ended March 31, 2002 to $337,500 during the three months ended March 31, 2003.  The increase in amortization expense is due to amortization of intangibles acquired in the acquisitions of Vertecon and Javelin in April 2002.

Interest Income (Expense).  Interest income decreased from $11,000 for the three months ended March 31, 2002 to $1,000 for the three months ended March 31, 2003. Interest income during 2002 included approximately $8,000 of interest recorded on advances made to Vertecon prior to that acquisition, of which there was none during 2003. The remaining decrease is the result of changes in average interest rates and cash balances during the applicable periods. Interest expense was approximately $23,000 during the three months ended March 31, 2002 compared to $75,000 during the three months ended March 31, 2003.  The increase in interest expense is due to an increase of $13,000 related to capital leases assumed in the Javelin acquisition, $24,000 related to imputed interest expense on the notes issued to the Javelin shareholders of which there was no such expense in 2002, and $15,000 increase in associated collateral monitoring fees on our line of credit facility.

Liquidity And Capital Resources

We have a line of credit arrangement with Silicon Valley Bank that expires in December 2003.  The agreement allows us to borrow up to 85% of eligible accounts receivable as defined in the agreement (up to a maximum of $6,000,000).  We are also required to comply with certain financial covenants under this agreement.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.5% (5.75% as of March 31, 2003).  The agreement also provides for a minimum interest payment and early termination fee.  As of March 31, 2003, there was $706,293 outstanding and approximately $2,743,000 remaining in availability under this line of credit.

In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $750,000 to serve as collateral for certain office space and equipment leases.  These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank.  The letters of credit totaling $500,000 will remain in effect through 2005, and the remaining letter of credit of $250,000 will remain in effect through 2007.

Cash used in operations for the three months ended March 31, 2003 was $33,000. As of March 31, 2003, we had $1,486,000 in cash and working capital of $2,282,000.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition, and which we have paid the first installment of $250,000 in April 2003.  The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002.  Accordingly, we have paid $62,500 in July 2002, $62,500 in October 2002, $62,500 in January 2003, and $62,500 in April 2003.

We expect to fund our operations during 2003 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires us to provide prominent disclosures about the affects of FAS 123 on reported income (loss) and requires us to disclose these affects in the interim financial statements as well.

RISK FACTORS

Risks Specific to Our Business

We have incurred losses during most of the quarters during which we have been in business and we may incur losses in the future.

We have incurred operating losses in most of the quarters during which we have been in business, and as a result, we had a retained deficit of $61,371,000 as of March 31, 2003. If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall.

We have a limited number of customers and the loss of sales to IBM would materially reduce our revenue and net income.

We have arrangements with a limited number of customers. IBM accounted for 42% and 34% of our revenue during the quarter ended March 31, 2002 and 2003, respectively. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

Amounts owed to us by IBM represented 35% of our accounts receivable, or $2,023,000, as of March 31, 2003. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to timely pay us could materially impact our cash and working capital balances.

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

We may face potential liability to customers if our customers’ systems fail.

Our professional services and software are often critical to the operation of our customers’ businesses and provide benefits that may be difficult to quantify.  If one of our customers’ systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure.  The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages.  Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims.  In addition, a given insurer might disclaim coverage as to any future claims.  If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could be hurt.

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

•                  large consulting firms, such as Accenture, Bearing Point, Deloitte Consulting and Cap Gemini Ernst & Young;

•                  information technology staffing firms, such as Keane, Inc., and Aquent (formerly Renaissance Worldwide) and;

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

Our common stock is traded on the NASDAQ SmallCap Market under the symbol “PRFT.” The trading volume of our common stock has been limited, and the stock prices have been volatile. Our common stock price may continue to be highly volatile and may fluctuate as a result of the limited trading volume.

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

Item 3.         Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

Exhibit Number	Description

2.1##

Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.

2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

3.1+	Certificate of Incorporation of Perficient, Inc.

3.2+	Bylaws of Perficient Inc.

4.1+	Specimen Certificate for shares of common stock.

4.2+	Warrant granted to Gilford Securities Incorporated.

4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.

4.4+++	Form of Common Stock Purchase Warrant.

4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.

4.6###	Form of Common Stock Purchase Warrant.

10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.

10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.

10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.

10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.7++	Lease by and between HUB Properties Trust and Perficient.

10.8#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.9##	Employment Agreement with Jeffrey Davis

10.10##	Employment Agreement with Dale Klein

10.11##	Form of Voting Agreement regarding Vertecon Stock Issuance

10.12##	Form of Voting Agreement regarding Javelin Stock Issuance

10.13##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants

10.14+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto

10.15###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.

10.16###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.

21.1##	Subsidiaries.

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

(b)                                  Reports on Form 8-K.

On January 21, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report that we received notice from NASDAQ indicating that our common stock had been at $1 per share or greater for at least 10 consecutive trading days, and as a result, we had regained compliance with the NASDAQ SmallCap Market listing requirements.

On March 20, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report that we received notice from NASDAQ indicating that for 30 consecutive trading days, the bid price of our common stock closed below the minimum $1.00 per share required for continued listing on the NASDAQ SmallCap Market.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: May 8, 2003	/s/ John T. McDonald

John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2003	/s/ Mark D. Mauldin

Mark D. Mauldin, Chief Financial Officer
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

Date: May 8, 2003

/s/ John T. McDonald
John T. McDonald
Chairman and Chief Executive Officer
(Principal Executive Officer)

Certification of Quarterly Report

I, Mark D. Mauldin, certify that:

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

Date: May 8, 2003

/s/ Mark D. Mauldin
Mark D. Mauldin
Chief Financial Officer
(Principal Accounting Officer)