Form 10QSB
period 2003-06-30
PERFICIENT INC
filed 2003-08-14
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly Period Ended June 30, 2003

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

(1)           Yes ☒No ☐

(2)           Yes ☒No ☐

The number of shares of the Issuer’s Common Stock outstanding as of June 30, 2003 was 10,705,456.

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash	$1,525,002	$1,750,682
Accounts receivable, net	3,938,373	4,658,335
Other current assets	382,542	227,460
Total current assets	5,845,917	6,636,477
Net property and equipment	1,211,018	887,842
Net intangible assets	12,380,039	11,823,880
Other noncurrent assets	156,129	67,780
Total assets	$19,593,103	$19,415,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,686	$421,929
Line of credit	540,011	706,293
Current portion of capital lease obligation	235,034	249,957
Other current liabilities	2,304,433	2,365,177
Current portion of note payable to related party	485,477	357,972
Total current liabilities	3,991,641	4,101,328
Note payable to related party	745,318	538,809
Capital lease obligation, less current portion	334,661	146,264
Total liabilities	5,071,620	4,786,401
Commitments and contingencies
Stockholders’ equity:
Preferred stock	3,095	2,885
Common stock	10,537	10,705
Additional paid-in capital	75,993,344	75,926,699
Unearned stock compensation	(164,773)	(78,401)
Accumulated other comprehensive loss	(35,366)	(38,879)
Retained deficit	(61,285,354)	(61,193,431)
Total stockholders’ equity	14,521,483	14,629,578
Total liabilities and stockholders’ equity	$19,593,103	$19,415,979

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(unaudited)		(unaudited)
Revenue
Services	$5,637,913	$6,120,463	$9,134,772	$11,865,773
Software	93,842	359,284	119,548	1,757,119
Reimbursable expenses	488,722	488,647	856,148	951,239
Total revenue	6,220,477	6,968,394	10,110,468	14,574,131

Cost of revenue
Project personnel costs	3,001,583	3,268,491	4,985,629	6,474,764
Software costs	82,790	322,396	91,548	1,519,146
Reimbursable expenses	488,722	488,647	856,148	951,239
Other project related expenses	83,988	126,199	174,666	199,395
Gross margin	2,563,394	2,762,661	4,002,477	5,429,587

Selling, general and administrative	2,301,038	1,899,391	3,758,246	3,861,617
Stock compensation	63,758	42,280	114,803	84,149
Restructuring, severance and other	344,947	—	387,621	—
Depreciation	180,912	193,438	268,980	394,600
Intangibles amortization	323,025	154,168	610,524	491,668
Income (loss) from operations	(650,286)	473,384	(1,137,697)	597,553
Interest income	5,098	1,625	16,226	2,629
Interest expense	(53,368)	(68,813)	(76,854)	(143,401)
Other	(10,269)	(34,046)	(10,325)	(40,011)
Income (loss) before income taxes	(708,825)	372,150	(1,208,650)	416,770
Provision for income taxes	—	194,847	—	324,847
Net income (loss)	$(708,825)	$177,303	$(1,208,650)	$91,923

Beneficial conversion charge on preferred stock	(492,266)	—	(1,672,746)	—
Accretion of dividends on preferred stock	(31,792)	(46,296)	(61,008)	(93,126)
Net income (loss) available to common stockholders	$(1,232,883)	$131,007	$(2,942,404)	$(1,203)

Basic net income (loss) per share	$(0.15)	$0.01	$(0.41)	$(0.00)

Diluted net income (loss) per share	$(0.15)	$0.01	$(0.41)	$(0.00)

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash flows
(unaudited)

	Six Months Ended June 30,
	2002	2003
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,208,650)	$91,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	268,980	394,600
Intangibles amortization	610,524	491,668
Non-cash stock compensation	114,803	84,149
Non-cash interest expense	16,207	40,986
Non-cash interest income	(11,017)	—
Loss on disposal of assets	—	30,954
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	212,980	(712,295)
Other assets	(53,076)	246,699
Accounts payable	109,798	(5,211)
Other liabilities	(468,177)	31,380
Net cash provided by (used in) operating activities	(407,628)	694,853

INVESTING ACTIVITIES
Purchase of property and equipment	(83,914)	(103,410)
Purchase of businesses, net of cash acquired	(718,267)	(375,000)
Advances to Vertecon	(200,000)	—
Proceeds from disposal of assets	—	1,950
Net cash used in investing activities	(1,002,181)	(476,460)

FINANCING ACTIVITIES
Payments on capital lease obligation	(89,159)	(173,474)
Proceeds from short-term borrowings	533,641	166,282
Payments on short-term borrowings	(1,971,861)	—
Payments on long-term debt	(6,885)	—
Proceeds from issuance of preferred stock	2,984,000	—
Preferred stock issuance costs	(96,558)	—
Proceeds from stock issuances, net	7,175	29
Net cash provided by (used in) financing activities	1,360,353	(7,163)
Effect of exchange rate on cash and cash equivalents	27,243	14,450
Change in cash and cash equivalents	(22,213)	225,680
Cash and cash equivalents at beginning of period	1,412,238	1,525,002
Cash and cash equivalents at end of period	$1,390,025	$1,750,682

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 may not be indicative of the results for the full fiscal year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the Company’s financial statements filed with the United States Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2.     Summary of Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, (“APB 25”), which allows the use of the intrinsic value method.  The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2002 and 2003:  risk free interest rate of 3.5%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its stock options.

The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss) - as reported	$(708,825)	$177,303	$(1,208,650)	$91,923

Total stock-based compensation costs included in the determination of net income (loss) as reported	63,758	42,280	114,803	84,149

The stock-based employee compensation cost that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(672,768)	(570,317)	(1,315,313)	(1,176,222)

Pro forma net loss	(1,317,835)	(350,734)	(2,409,160)	(1,000,150)

Beneficial conversion charge on preferred stock	(492,266)	—	(1,672,746)	—
Accretion of dividends on preferred stock	(31,792)	(46,296)	(61,008)	(93,126)

Pro forma net loss available to common stockholders	$(1,841,893)	$(397,030)	$(4,142,914)	$(1,093,276)

Earnings per share:
Basic - as reported	$(0.15)	$0.01	$(0.41)	$(0.00)
Basic - pro forma	$(0.23)	$(0.04)	$(0.57)	$(0.11)

Diluted - as reported	$(0.15)	$0.01	$(0.41)	$(0.00)
Diluted - pro forma	$(0.23)	$(0.02)	$(0.57)	$(0.07)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.     Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented. The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

4.     Net Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to stock options and warrants using the treasury method, contingently issuable shares, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss)	$(708,825)	$177,303	$(1,208,650)	$91,923
Beneficial conversion charge on preferred stock	(492,266)	—	(1,672,746)	—
Accretion of dividends on preferred stock	(31,792)	(46,296)	(61,008)	(93,126)
Net income (loss) available to common stockholders	$(1,232,883)	$131,007	$(2,942,404)	$(1,203)

Basic:
Weighted-average shares of common stock outstanding	9,307,970	10,713,643	7,805,617	10,657,694
Weighted-average shares of common stock outstanding subject to contingency	(1,185,786)	(547,285)	(596,169)	(1,100,619)

Shares used in computing basic net income (loss) per share	8,122,184	10,166,358	7,209,448	9,557,075

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency	—	547,285	—	—
Preferred stock	—	2,902,174	—	—
Stock options	—	845,149	—	—
Warrants	—	—	—	—
Shares used in computing diluted net income (loss) per share	8,122,184	14,460,966	7,209,448	9,557,075

Basic net income (loss) per share	$(0.15)	$0.01	$(0.41)	$(0.00)

Diluted net income (loss) per share	$(0.15)	$0.01	$(0.41)	$(0.00)

Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2002, and the six months ended June 30, 2003, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares issued in business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock are antidilutive due to the Company’s net loss for all periods presented. Diluted net loss per share for the three and six months ended June 30, 2002 excludes common stock equivalents of 3,957,865 and 3,201,886, respectively and for the six months ended June 30, 2003 excludes common stock equivalents of 4,844,531.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not believe that the adoption of FIN 46 will have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management does not believe that the adoption of SFAS No. 150 will have a material impact on the Company’s results of operations or financial position.

6.     Balance Sheet Components

	December 31, 2002	June 30, 2003
		(unaudited)
Accounts receivable:
Accounts receivable	$3,878,380	$4,200,348
Unbilled revenue	721,241	1,169,026
Allowance for doubtful accounts	(661,248)	(711,039)
Total	$3,938,373	$4,658,335

Other current liabilities:
Accrued bonus and commissions	$618,201	$731,647
Accrued restructuring and severance costs	228,145	15,005
Accrued vacation	241,858	230,038
Other payroll liabilities	194,122	216,875
Sales and use taxes	45,599	30,753
Other accrued expenses	700,320	863,360
Software cost of sales	—	110,898
Deferred revenue	276,188	166,601
Total	$2,304,433	$2,365,177

7.     Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss)	$(708,825)	$177,303	$(1,208,650)	$91,923
Foreign currency translation adjustments	54,645	1,091	36,472	(3,513)
Total comprehensive net income (loss)	$(654,180)	$178,394	$(1,172,178)	$88,410

8.     Restructuring

During 2002, the Company implemented certain workforce reductions and office closures resulting in total charges of $579,427 during the year ended December 31, 2002. As of December 31, 2002, accrued restructuring costs totaled $228,145. During the six months ended June 30, 2003, the Company paid $213,140 of these costs, leaving a remaining accrual of $15,005 as of June 30, 2003, that will be paid during the third quarter of 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Report on Form 10-QSB, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Report on Form 10-QSB. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform these statements to actual results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB.

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenues from professional services performed for our end-user customers, and the end-user customers of our software partners. Additionally, we generate revenue from reselling software.

In October 2000 we entered into a services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere®™ customers. The agreement provides for us to render services over a three-year period, which ends in August 2003. Revenue from IBM was approximately 37% of total revenue for the six months ended June 30, 2003. Accordingly, any deterioration in our relationship with IBM could have a material adverse effect on our consulting revenue. Our current agreement with IBM expires in August 2003. In August 2003, we executed a letter of intent with IBM stating the parties’ mutual intention to extend our current retainer agreement for an additional twelve months through August 2004, subject to the removal or modification of certain minimum utilization guarantees provided for in the original agreement. We do not believe the extension of the IBM retainer agreement on these terms will have a material impact on our relationship with IBM since currently only ten of our billable employees are covered by the minimum guaranteed utilization provision and, throughout the term of the current retainer agreement, the required utilization rates were attained. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

We derive most of our revenue from professional services that are provided primarily on a time and materials basis, with the remaining small percentage of revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized on a percentage of completion basis. On many projects we are also reimbursed for direct expenses allocated to a project such as airfare, lodging and meals. These direct reimbursements are presented as a component of gross revenue. We have from time to time and expect to continue in the future to resell prepackaged software to our customers.

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

During 2002, we implemented certain workforce reductions and office closures resulting in charges of approximately $42,000 during the first quarter of 2002, $345,000 during the second quarter of 2002, and $192,000 during the fourth quarter of 2002, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of the London office.  During the second quarter of 2002, we also recognized $118,000 of restructuring expense related to management’s plan to close our London office.  This amount consisted of $84,000 for severance and benefits, $4,000 for lease commitments, and $30,000 for expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs.  As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing.  As of June 30, 2003, approximately $15,000 of restructuring costs is included in other current liabilities, which we expect to pay in the third quarter of 2003.  There was no restructuring expense for the six months ended June 30, 2003.

Results Of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2003

Revenue.  Total gross revenue increased from $6,220,477 for the three months ended June 30, 2002 to $6,968,394 for the three months ended June 30, 2003. Services revenue increased from $5,637,913 for the three months ended June 30, 2002 to $6,120,463 for the three months ended June 30, 2003. The increase in services revenue resulted from an increase in headcount acquired in the acquisition of Vertecon and Javelin in April 2002, and an increase in the average billing rates. The average number of consultants performing services for us increased from 114 during three months ended June 30, 2002 to 118 during the three months ended June 30, 2003.  During the three months ended June 30, 2002 and 2003, 30% and 39%, respectively, of our revenue was derived from IBM.  Revenue from resold software increased from $93,842 for the three months ended June 30, 2002 to $359,284 for the three months ended June 30, 2003. Revenue from reselling software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses remained consistent at $488,722 for the three months ended June 30, 2002 compared to $488,647 for the three months ended June 30, 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, cost of resold software, and of reimbursed and project related expenses, increased from $3,657,083 for the three months ended June 30, 2002 to $4,205,733 for the three months ended June 30, 2003. The increase in cost of revenue is attributable to an increase in salaries and benefits. The average number of consultants performing services for us increased from 114 for the quarter ended June 30, 2002 to 118 for the quarter ended June 30, 2003.  In addition, costs associated with resold software increased by $239,606 in connection with the increased software revenue during the quarter ended June 30, 2003. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from $2,563,394 for the three months ended June 30, 2002 to $2,762,661 for the three months ended June 30, 2003. Gross margin as a percentage of revenue excluding reimbursed expenses was 45% for the three months ended June 30, 2002 and 43% for the three months ended June 30, 2003.  The decrease in gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to an increase in the amount of software revenue, which generally has a lower gross margin than our services. Services gross margin was 45% for the three months ended June 30, 2002 and 2003. Software gross margin was 13% and 11% for the three months ended June 30, 2002 and 2003, respectively. Gross margins can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses decreased from $2,301,038 for the three months ended June 30, 2002 to $1,899,391 for the three months ended June 30, 2003.  The decrease is the result of deliberate cost reductions including a $117,000 reduction in sales and marketing costs, a $180,000 reduction in administrative salaries and benefits, and a $115,000 reduction in computer equipment leasing costs and other IT related expenses. Selling, general and administrative expenses as a percentage of revenue excluding reimbursed expenses decreased from 40% for the three months ended June 30, 2002 to 29% for the three months ended June 30, 2003. The decrease in selling, general and administrative expenses as a percent of revenue excluding reimbursed expenses is the result of an increase in software revenue for which there is generally less incremental costs associated with such revenue, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $63,758 during the three months ended June 30, 2002 to $42,280 during the three months ended June 30, 2003.

Depreciation.  Depreciation expense increased from $180,912 during the three months ended June 30, 2002 to $193,438 during the three months ended June 30, 2003. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin.

Restructuring.  Restructuring expense consists of severance payments and related benefits. Restructuring expense was $344,947 during the three months ended June 30, 2002. There was no workforce restructuring in the second quarter of 2003.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  Amortization decreased from $323,025 during the three months ended June 30, 2002 to $154,168 during the three months ended June 30, 2003.  The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete intangible assets.

Interest Income (Expense).  Interest income decreased from $5,098 for the three months ended June 30, 2002 to $1,625 for the three months ended June 30, 2003. Interest income during 2002 included approximately $3,000 of interest recorded on advances made to Vertecon prior to that acquisition, of which there was none during 2003. The remaining change is the result of changes in average interest rates and cash balances during the applicable periods. Interest expense was $53,368 during the three months ended June 30, 2002 compared to $68,813 during the three months ended June 30, 2003.  The increase in interest expense is due to a $10,000 increase in collateral monitoring fees on our line of credit facility and letters of credit.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 37% for the three and six months ended June 30, 2003.

Six months ended June 30, 2002 compared to six months ended June 30, 2003

Revenue.  Total gross revenue increased from $10,110,468 for the six months ended June 30, 2002 to $14,574,131 for the six months ended June 30, 2003. Services revenue increased from $9,134,772 for the six months ended June 30, 2002 to $11,865,773 for the six months ended June 30, 2003. The increase in services revenue resulted from an increase in headcount acquired in the acquisition of Vertecon and Javelin in April 2002. The average number of consultants performing services for us increased from 96 during the six months ended June 30, 2002 to 119 during the six months ended June 30, 2003.  During the six months ended June 30, 2002 and 2003, 35% and 37%, respectively, of our revenue was derived from IBM.  Revenue from resold software increased from $119,548 for the six months ended June 30, 2002 to $1,757,119 for the six months ended June 30, 2003. Revenue from reselling software is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses increased from $856,148 for the six months ended June 30, 2002 to $951,239 for the six months ended June 30, 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, cost of resold software, and of reimbursed and project related expenses, increased from $6,107,991 for the six months ended June 30, 2002 to $9,144,544 for the six months ended June 30, 2003. The increase in cost of revenue is attributable to an increase in salaries and the average number of technology professionals who performed services for us over the related periods as a result of the acquisitions of Vertecon and Javelin in April 2002. The average number of consultants performing services for us increased from 96 for the six months ended June 30, 2002 to 119 for the six months ended June 30, 2003.  In addition, costs associated with resold software increased by $1,427,598 in connection with the increased software revenue during the six months ended June 30, 2003. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from $4,002,477 for the six months ended June 30, 2002 to $5,429,587 for the six months ended June 30, 2003. Gross margin as a percentage of revenue excluding reimbursed expenses was 43% for the six months ended June 30, 2002 and 40% for the six months ended June 30, 2003.  The decrease in gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to an increase in the amount of software revenue, which generally has a lower gross margin than our services. Services gross margin was 44% for the six months ended June 30, 2002 and 2003. Software gross margin was 31% and 16% for the six months ended June 30, 2002 and 2003, respectively. Gross margins can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses increased from $3,758,246 for the six months ended June 30, 2002 to $3,861,617 for the six months ended June 30, 2003.  The increase was the result of the inclusion of the results of Vertecon and Javelin for the full period of 2003 compared to the period from the acquisition date of April 26 to June 30 for 2002, as well as the decrease in administrative headcount by approximately ten full time equivalents. Selling, general and administrative expenses as a percentage of revenue excluding reimbursed expenses decreased from 41% for the six months ended June 30, 2002 to 28% for the six months ended June 30, 2003. The decrease in selling, general and administrative expenses as a percent of revenue excluding reimbursed expenses is the result of an increase in software revenue, for which there is generally less incremental costs associated with such revenue, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $114,803 during the six months ended June 30, 2002 to $84,149 during the six months ended June 30, 2003.

Depreciation.  Depreciation expense increased from $268,980 during the six months ended June 30, 2002 to $394,600 during the six months ended June 30, 2003. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin.

Restructuring.  Restructuring expense consists of severance payments and related benefits. Restructuring expense was $387,621 during the six months ended June 30, 2002. There was no workforce restructuring during the first six months of 2003.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002.  Amortization decreased from $610,524 during the six months ended June 30, 2002 to $491,668 during the six months ended June 30, 2003.  The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete intangible assets.

Interest Income (Expense).  Interest income decreased from $16,226 for the six months ended June 30, 2002 to $2,629 for the six months ended June 30, 2003. Interest income during 2002 included approximately $11,000 of interest recorded on advances made to Vertecon prior to that acquisition, of which there was none during 2003. The remaining decrease is the result of changes in average interest rates and cash balances during the applicable periods. Interest expense was approximately $76,854 during the six months ended June 30, 2002 compared to $143,401 during the six months ended June 30, 2003.  The increase in interest expense is due to an increase of approximately $15,000 related to capital leases, approximately $24,000 related to imputed interest expense on the notes issued to the Javelin shareholders, and approximately $29,000 in collateral monitoring fees on our line of credit facility.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 37% for the three and six months ended June 30, 2003.

Liquidity And Capital Resources

We have a line of credit arrangement with Silicon Valley Bank that expires in December 2003. We have begun discussions with Silicon Valley Bank in order to arrange for a credit facility subsequent to the termination of our existing agreement. The agreement allows us to borrow up to 85% of eligible accounts receivable as defined in the agreement (up to a maximum of $6,000,000).  We are also required to comply with certain financial covenants under this agreement.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.5% (5.75% as of June 30, 2003).  The agreement also provides for a minimum interest payment and early termination fee.  As of June 30, 2003, there was $706,293 outstanding and approximately $2,146,000 remaining in availability under this line of credit.

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

Net cash provided by operations for the six months ended June 30, 2003 was $694,853. As of June 30, 2003, we had $1,750,682 in cash and working capital of $2,535,149.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition, and for which we have paid the first installment of $250,000 in April 2003.  The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002.  Accordingly, we have paid $62,500 in July 2002, $62,500 in October 2002, $62,500 in January 2003, $62,500 in April 2003, and $62,500 in July 2003.

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

Critical Accounting Policies

Consulting revenues are comprised of revenue from consulting fees recognized primarily on a time and material basis as performed.  For fixed fee engagements, revenue is recognized on a percentage of completion method (based on the ratio of costs incurred to total estimated costs).  Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined.  Unbilled revenues on contracts are comprised of costs plus earnings on certain contracts in excess of contractual billings on such contracts.  Billings in excess of costs plus earnings are classified as deferred revenues.  Our normal payment terms are net 30 days.  Our agreement with IBM provides for net 45-day payment terms, but the payment terms with IBM are expected to change to net 60-day payment terms in the third quarter of 2003.  Reimbursements for out-of-pocket expenses are included in gross revenue.  Revenue from software resale is recorded on a gross basis provided that we act as the principal in the transaction.  In the event we do not meet the requirements to be considered the principal in the software resale transaction we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross versus a net basis. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances at each respective period.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002.  In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment.

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by increasing our net loss.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exist or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our results of operations or financial position.

RISK FACTORS

Risks Specific to Our Business

We have incurred losses during most of the quarters during which we have been in business and we may incur losses in the future.

We have incurred operating losses in most of the quarters during which we have been in business. Although we have recently achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall.

We have a limited number of customers and the loss of sales to IBM would materially reduce our revenue and net income.

We have arrangements with a limited number of customers. IBM accounted for 30% and 39% of our revenue during the quarter ended June 30, 2002 and 2003, respectively. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

Amounts owed to us by IBM represented 31% of our accounts receivable, or $1,644,000, as of June 30, 2003. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely could materially impact our cash and working capital balances.

IBM may reduce substantially its use of our services, which could materially reduce our revenue and net income.

Our current agreement with IBM will expire in August 2003. A decision by IBM to reduce the amount of services performed by us would have an adverse effect on our business, operating results and financial condition. In the event IBM decides not to use our services, our revenue and net income could be materially reduced.

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

•                  government regulation and legal developments regarding the use of the Internet; and

•                  general economic conditions.

We expect that we may experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 of a given year may typically be lower than in other quarters in that year because there are fewer billable days in this quarter as a result of vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

Our revenues are difficult to predict because they are derived from project-based engagements.

Almost all of our revenues are from project-based client engagements, which vary in size and scope.  As a result, our revenues are difficult to predict because a client that accounts for a significant portion of these revenues in one period may not generate a similar amount of revenues, if any, in subsequent periods.  In addition, because many of our project-based client engagements involve sequential stages, each of which may represent a different contractual commitment, a client may choose not to retain us for subsequent stages of an engagement or for new service projects.

Our gross margins are subject to fluctuations as a result of variances in utilization rates.

Our services gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in a period. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins. The absence of long-term contracts and the need for new partners and business create an uncertain revenue stream, which could negatively affect our financial condition.

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

We must accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition or results of operations, including materially reducing our revenue and operating results.

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

•                  large consulting firms, such as Accenture, Bearing Point, Deloitte Consulting and Cap Gemini Ernst & Young;

•                  information technology staffing firms, such as Keane, Inc., and Aquent (formerly Renaissance Worldwide); and

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

We received notice from NASDAQ on March 18, 2003, indicating that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share required for continued listing on the NASDAQ SmallCap Market. Although we subsequently achieved compliance and are currently in compliance with the NASDAQ SmallCap listing criteria, we may not be able to comply with the listing requirements of the NASDAQ SmallCap Market in the future. In the event that our common stock is delisted from the NASDAQ SmallCap Market, it will be more difficult to dispose of our common stock and to obtain accurate pricing information for our common stock.

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

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities.

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

Item 3.    Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

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

2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.

3.1+	Certificate of Incorporation of Perficient, Inc.

3.2+	Bylaws of Perficient Inc.

4.1+	Specimen Certificate for shares of common stock.

4.2+	Warrant granted to Gilford Securities Incorporated.

4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.

4.4+++	Form of Common Stock Purchase Warrant.

4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.

4.6###	Form of Common Stock Purchase Warrant.

10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.

10.2##	Employment Agreement between the Company and John T. McDonald.

10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.

10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).

10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.

10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.7++	Lease by and between HUB Properties Trust and Perficient.

10.8#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.9##	Employment Agreement with Jeffrey Davis

10.10##	Employment Agreement with Dale Klein

10.11##	Form of Voting Agreement regarding Vertecon Stock Issuance

10.12##	Form of Voting Agreement regarding Javelin Stock Issuance

10.13##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants

10.14+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto

10.15###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.

10.16###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.

21.1##	Subsidiaries.

31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. Pursuant to 18 U.S.C. Section 1350.

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

(b)           Reports on Form 8-K.

On April 30, 2003, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) to report our financial results for the quarter ended March 31, 2003.

On June 27, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report that we received notice from NASDAQ indicating that our common stock had been at $1 per share or greater for at least 10 consecutive trading days, and as a result, we had regained compliance with the NASDAQ SmallCap Market listing requirements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: August 14, 2003	/s/ John T. McDonald

John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2003	/s/ Mark D. Mauldin

Mark D. Mauldin, Chief Financial Officer (Principal Financial and Accounting Officer)