Form 10QSB
period 2003-09-30
PERFICIENT INC
filed 2003-10-31
CIK 1085869

Use these links to rapidly review the document
INDEX

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly Period Ended September 30, 2003
☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number 001-15169

Perficient, Inc.
(exact name of small business issuer as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	74-2853258 (I.R.S. employer identification no.)
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

(1)
Yes ☒  No ☐

(2)
Yes ☒  No ☐

        The number of shares of the Issuer's Common Stock outstanding as of September 30, 2003 was 11,009,997.

PERFICIENT, INC.
INDEX
QUARTELY REPORT ON FORM 10-QSB
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash	$1,525,002	$1,994,094
Accounts receivable, net	3,938,373	5,631,972
Other current assets	382,542	391,956

Total current assets	5,845,917	8,018,022
Net property and equipment	1,211,018	761,178
Net intangible assets	12,380,039	11,750,084
Other noncurrent assets	156,129	64,018

Total assets	$19,593,103	$20,593,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426,686	$662,018
Line of credit	540,011	706,293
Other current liabilities	2,304,433	2,748,627
Current portion of capital lease obligation	235,034	254,345
Current portion of note payable to related party	485,477	422,237

Total current liabilities	3,991,641	4,793,520
Capital lease obligation, less current portion	334,661	80,316
Note payable to related party	745,318	428,179

Total liabilities	5,071,620	5,302,015
Commitments and contingencies
Stockholders' equity:
Preferred stock	3,095	2,885
Common stock	10,537	11,009
Additional paid-in capital	75,993,344	76,152,542
Unearned stock compensation	(164,773)	(52,512)
Accumulated other comprehensive loss	(35,366)	(53,471)
Retained deficit	(61,285,354)	(60,769,166)

Total stockholders' equity	14,521,483	15,291,287

Total liabilities and stockholders' equity	$19,593,103	$20,593,302

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue
Services	$5,792,041	$6,516,153	$14,926,813	$18,381,926
Software	162,289	705,463	281,837	2,462,582
Reimbursable expenses	395,659	433,835	1,251,807	1,385,074

Total revenue	6,349,989	7,655,451	16,460,457	22,229,582
Cost of revenue
Project personnel costs	3,161,410	3,686,578	8,147,039	10,161,342
Software costs	138,799	564,901	230,347	2,084,047
Reimbursable expenses	395,659	433,835	1,251,807	1,385,074
Other project related expenses	103,591	121,661	278,257	321,056

Total cost of revenue	3,799,459	4,806,975	9,907,450	13,951,519

Gross margin	2,550,530	2,848,476	6,553,007	8,278,063
Selling, general and administrative	2,380,950	1,901,659	6,139,196	5,763,276
Stock compensation	74,754	25,889	189,557	110,038
Restructuring, severance and other	—	—	387,621	—
Depreciation	214,914	165,943	483,894	560,543
Intangibles amortization	337,500	62,502	948,024	554,170

Income (loss) from operations	(457,588)	692,483	(1,595,285)	1,290,036
Interest income	576	297	16,802	2,926
Interest expense	(54,596)	(55,771)	(131,450)	(199,172)
Other	4,413	17,814	(5,912)	(22,197)

Income (loss) before income taxes	(507,195)	654,823	(1,715,845)	1,071,593
Provision for income taxes	—	230,558	—	555,405

Net income (loss)	$(507,195)	$424,265	$(1,715,845)	$516,188

Beneficial conversion charge on preferred stock	—	—	(1,672,746)	—
Accretion of dividends on preferred stock	(51,419)	(44,899)	(112,427)	(138,025)

Net income (loss) available to common stockholders	$(558,614)	$379,366	$(3,501,018)	$378,163

Basic net income (loss) per share	$(0.06)	$0.04	$(0.45)	$0.04

Diluted net income (loss) per share	$(0.06)	$0.03	$(0.45)	$0.04

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash flows
(unaudited)

	Nine Months Ended September 30,
	2002	2003
OPERATING ACTIVITIES
Net income (loss)	$(1,715,845)	$516,188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	483,894	560,543
Intangibles amortization	948,024	554,170
Non-cash stock compensation	189,557	110,038
Non-cash interest expense	40,115	57,121
Non-cash interest income	(11,017)	—
Loss on disposal of assets	11,166	30,954
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	1,011,121	(1,680,350)
Other assets	(154,227)	86,146
Accounts payable	(92,806)	235,012
Other liabilities	(709,525)	425,702

Net cash provided by operating activities	457	895,524
INVESTING ACTIVITIES
Purchase of property and equipment	(130,777)	(143,392)
Purchase of businesses, net of cash acquired	(725,847)	—
Payments on Javelin notes	(62,500)	(437,500)
Advances to Vertecon	(200,000)	—
Proceeds from disposal of assets	—	1,950

Net cash used in investing activities	(1,119,124)	(578,942)
FINANCING ACTIVITIES
Payments on capital lease obligation	(157,840)	(235,034)
Proceeds from short-term borrowings	533,641	166,282
Payments on short-term borrowings	(1,996,990)	—
Payments on long-term debt	(6,903)	—
Proceeds from issuance of preferred stock	2,984,000	—
Preferred stock issuance costs	(126,454)	—
Proceeds from stock issuances, net	7,617	226,176

Net cash provided by financing activities	1,237,071	157,424
Effect of exchange rate on cash and cash equivalents	24,336	(4,914)

Change in cash and cash equivalents	142,740	469,092
Cash and cash equivalents at beginning of period	1,412,238	1,525,002

Cash and cash equivalents at end of period	$1,554,978	$1,994,094

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited financial statements of Perficient, Inc. (the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 may not be indicative of the results for the full fiscal year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the Company's financial statements filed with the United States Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

        Certain amounts from prior periods have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees ("APB 25"), which allows the use of the intrinsic value method. The Company's basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2002 and 2003: risk free interest rate of 3.5%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its stock options.

        The following table illustrates the effect on net income (loss) and earnings per share if the company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)—as reported	$(507,195)	$424,265	$(1,715,845)	$516,188
Total stock-based compensation costs included in the determination of net loss available to common stockholders as reported	74,754	25,889	189,557	110,038
The stock-based employee compensation cost that would have been included in the determination of net income (loss) available to common stockholders if the fair value based method had been applied to all awards	(736,296)	(448,028)	(2,051,609)	(1,624,250)

Pro forma net income (loss)	(1,168,737)	2,126	(3,577,897)	(998,024)

Beneficial conversion charge on preferred stock	—	—	(1,672,746)	—
Accretion of dividends on preferred stock	(51,419)	(44,899)	(112,427)	(138,025)

Pro forma net income (loss) available to common stockholders	$(1,220,156)	$(42,773)	$(5,363,070)	$(1,136,049)

Earnings (loss) per share:
Basic—as reported	$(0.06)	$0.04	$(0.45)	$0.04

Basic—pro forma	$(0.14)	$(0.00)	$(0.69)	$(0.11)

Diluted—as reported	$(0.06)	$0.03	$(0.45)	$0.04

Diluted—pro forma	$(0.14)	$(0.00)	$(0.69)	$(0.11)

Revenue Recognition

        Revenues are primarily derived from professional services provided on a time and materials basis, with the remaining revenue derived from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, revenue from software resales is recorded on a gross basis provided the Company acts as a principal in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software resale transaction and acts as an agent, the revenue would be recorded on a net basis.

Intangible Assets

        Intangible assets, primarily resulting from purchase business combinations, are being amortized using the straight-line method with a life of two to three years for employment and non-compete agreements and a life of three to five years for customer relationship intangibles.

        On January 1,2002, the Company adopted SFAS 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, ratable amortization of intangibles assets with indefinite lives, including goodwill, has been replaced with periodic review and analysis to assess possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

        The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(507,195)	$424,265	$(1,715,845)	$516,188
Beneficial conversion charge on preferred stock	—	—	(1,672,746)	—
Accretion of dividends on preferred stock	(51,419)	(44,899)	(112,427)	(138,025)

Net income (loss) available to common stockholders	$(558,614)	$379,366	$(3,501,018)	$378,163

Basic:
Weighted-average shares of common stock outstanding	10,528,683	10,748,580	8,717,203	10,683,958
Weighted-average shares of common stock outstanding subject to contingency	(1,660,100)	—	(954,710)	(729,714)

Shares used in computing basic net income (loss) per share	8,868,583	10,748,580	7,762,493	9,954,244

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency	—	—	—	729,714
Preferred stock	—	2,902,174	—	2,947,998
Stock options	—	1,385,816	—	1,095,504
Warrants	—	—	—	—

Shares used in computing diluted net income (loss) per share	8,868,583	15,036,570	7,762,493	14,727,460

Basic net income (loss) per share	$(0.06)	$0.04	$(0.45)	$0.04

Diluted net income (loss) per share	$(0.06)	$0.03	$(0.45)	$0.04

        Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2002, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares resulting from business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock is antidilutive due to the Company's net loss for those periods. Diluted net loss per share for the three and nine months ended September 30, 2002 excludes common stock equivalents of 5,434,798 and 3,979,087, respectively.

5. Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Management does not believe that the adoption of FIN 46 will have a material impact on the Company's results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management does not believe that the adoption of SFAS No. 150 will have a material impact on the Company's results of operations or financial position.

6. Balance Sheet Components

	December 31, 2002	September 30, 2003
		(unaudited)
Accounts receivable:
Accounts receivable	$3,878,380	$4,791,484
Unbilled revenue	721,241	1,662,810
Allowance for doubtful accounts	(661,248)	(822,322)

Total	$3,938,373	$5,631,972

Other current liabilities:
Accrued bonus and commissions	$634,286	$869,619
Accrued restructuring and severance costs	228,145	—
Accrued vacation	241,857	197,636
Other payroll liabilities	268,630	31,526
Sales and use taxes	45,792	72,814
Accrued income taxes	136,486	628,486
Other accrued expenses	455,344	525,753
Accrued medical claims	17,705	5,000
Deferred revenue	276,188	417,793

Total	$2,304,433	$2,748,627

7. Comprehensive Loss

        The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(507,195)	$424,265	$(1,715,845)	$516,188
Foreign currency translation adjustments	(3,764)	(14,592)	32,708	(18,105)

Total comprehensive net income (loss)	$(510,959)	$409,673	$(1,683,137)	$498,083

8. Restructuring

        During 2002, the Company implemented certain workforce reductions and office closures resulting in total charges of $579,427 during the year ended December 31, 2002. As of December 31, 2002, accrued restructuring costs totaled $228,145, all of which were paid during the nine months ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Statements made in this Report on Form 10-QSB, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Report on Form 10-QSB. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-QSB to conform these statements to actual results.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB.

        We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenue from professional services performed for our end-user customers, and the end-user customers of our software partners. Additionally, we generate revenue from reselling software.

        In August 2003 we entered into a one-year extension of our existing services agreement with IBM under which we provide deployment, integration and training services to IBM's WebSphere®™ customers. The current agreement will terminate on September 1, 2004. Prior to that date, IBM has the right to terminate the agreement upon five (5) days prior written notice. Revenue from IBM was approximately 33% and 36% of total revenue for the three and nine months ended September 30, 2003, respectively. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue and net income. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

        Revenues are primarily derived from professional services provided on a time and materials basis, with the remaining revenue derived from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. Revenue from resold software is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software resale transaction and act as an agent, the revenue would be recorded on a net basis.

        Our revenue and operating results are subject to substantial variations based on our customers' expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period. We expect, however, that IBM will remain a significant customer for the foreseeable future. To the extent that IBM, or any other significant customer, uses less of our services or terminates its relationship with us, our revenue could decline substantially.

        Our gross margins are affected by trends in the utilization rate of our professionals (defined as the percentage of our professionals' time billed to customers, divided by the total available hours in the respective period), the salaries we pay our consulting professionals, and the average rate we receive from our customers. If a project ends earlier than scheduled or, as has been the case, we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

        During 2002, we implemented certain workforce reductions and office closures resulting in charges of approximately $42,000 during the first quarter of 2002, $345,000 during the second quarter of 2002, and $192,000 during the fourth quarter of 2002, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of the London office. As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of September 30, 2003, all restructuring expenses have been paid. There was no restructuring expense for the nine months ended September 30, 2003.

Results Of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2003

        Revenue.    Total gross revenue increased from $6,349,989 for the three months ended September 30, 2002 to $7,655,451 for the three months ended September 30, 2003. Services revenue increased from $5,792,041 for the three months ended September 30, 2002 to $6,516,153 for the three months ended September 30, 2003. The increase in services revenue resulted from an increase in employee utilization during 2003 compared to 2002. During the three months ended September 30, 2002 and 2003, 33% of our revenue was derived from IBM. Revenue from resold software increased from $162,289 for the three months ended September 30, 2002 to $705,463 for the three months ended September 30, 2003. Revenue from reselling software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers' consulting projects. Reimbursed expenses were $433,835 for the three months ended September 30, 2003 compared to $395,659 for the three months ended September 30, 2002. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel. Average billing rate for the three months ended September 30, 2002 and 2003, was $132 and $129, respectively. Utilization for the three months ended September 30, 2002 and 2003, was 68% and 80%, respectively. Average billable headcount, excluding subcontractors, was 122 and 113 for the three months ended September 30, 2002 and 2003, respectively.

        Cost of Revenue.    Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, cost of resold software, and of reimbursed and project related expenses, increased from $3,799,459 for the three months ended September 30, 2002 to $4,806,975 for the three months ended September 30, 2003. The increase in cost of revenue was due to the increase in subcontractor costs from $112,000 during the three months ended September 30, 2002 to $489,000 during the three months ended September 30, 2003, combined with a 6% increase in average salaries over the respective quarters. In addition, costs associated with resold software increased by $426,102 in connection with the increased software revenue during the quarter ended September 30, 2003. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

        Gross Margin.    Gross margin increased from $2,550,530 for the three months ended September 30, 2002 to $2,848,476 for the three months ended September 30, 2003. Gross margin as a percentage of revenue was 40% for the three months ended September 30, 2002 and 37% for the three months ended September 30, 2003. The decrease in gross margin as a percentage of revenue is due to the increase in average salaries and subcontractor costs as well as the increase in software resales, which generally yield a lower gross margin than our services. Services gross margin was 44% for the three months ended September 30, 2002 and 42% for the three months ended September 30, 2003. Software gross margin was 14% and 20% for the three months ended September 30, 2002 and 2003, respectively. Gross margins can fluctuate depending upon a number of factors including our ability to successfully manage the utilization rates and salaries of our consultants, and the rates we can charge for our services.

        Selling, General and Administrative.    Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses decreased from $2,380,950 for the three months ended September 30, 2002 to $1,901,659 for the three months ended September 30, 2003. The decrease is the result of deliberate cost reductions, including a $99,000 reduction in sales and marketing costs, a $141,000 reduction in administrative salaries and benefits, a $65,000 reduction in computer equipment leasing costs and other IT related expenses, and a $58,000 reduction in office and telecommunications expenses. Additionally, accounting and legal fees expenses decreased by $56,000, and travel and entertainment expenses decreased by $62,000. Selling, general and administrative expenses as a percentage of revenue decreased from 37% for the three months ended September 30, 2002 to 25% for the three months ended September 30, 2003. The decrease in selling, general and administrative expenses as a percent of revenue is the result of an increase in software resales, for which there are generally less incremental costs, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

        Stock Compensation.    Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $74,754 during the three months ended September 30, 2002 to $25,889 during the three months ended September 30, 2003.

        Depreciation.    Depreciation expense decreased from $214,914 during the three months ended September 30, 2002 to $165,943 during the three months ended September 30, 2003. The decrease is due to a general decrease in purchases along with an increasing number of fully depreciated assets.

        Intangibles Amortization.    Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002. Amortization decreased from $337,500 during the three months ended September 30, 2002 to $62,502 during the three months ended September 30, 2003. The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete intangible assets.

        Interest Income and Expense.    Interest income decreased from $576 for the three months ended September 30, 2002 to $297 for the three months ended September 30, 2003. Interest expense during the three months ended September 30, 2003 was $55,771 and is consistent with interest expense during the three months ended September 30, 2002 of $54,596.

        Provision for Income Taxes.    We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 37% for the three and nine months ended September 30, 2003. There was no tax provision for 2002 as a result of the net loss for that period.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2003

        Revenue.    Total gross revenue increased from $16,460,457 for the nine months ended September 30, 2002 to $22,229,582 for the nine months ended September 30, 2003. Services revenue increased from $14,926,813 for the nine months ended September 30, 2002 to $18,381,926 for the nine months ended September 30, 2003. The increase in services revenue resulted in part from the additional headcount related to the April 2002 acquisitions of Vertecon and Javelin, which impacted revenue for the full period in 2003, as well as the use of additional subcontractors during 2003. The increase in services revenue is also a result of an improvement in employee utilization. During the nine months ended September 30, 2002 and 2003, 34% and 36%, respectively, of our revenue was derived from IBM. Revenue from resold software increased from $281,837 for the nine months ended September 30, 2002 to $2,462,582 for the nine months ended September 30, 2003. Revenue from reselling software is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers' consulting projects. Reimbursed expenses increased from $1,251,807 for the nine months ended September 30, 2002 to $1,385,074 for the nine months ended September 30, 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

        Cost of Revenue.    Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractor costs, cost of resold software, and reimbursed and project related expenses, increased from $9,907,450 for the nine months ended September 30, 2002 to $13,951,519 for the nine months ended September 30, 2003. The increase in cost of revenue is again due to the increase in average salaries as compared to the same period in 2002 as well as an increase in the number of billable employees, and the increase in headcount as a result of the acquisitions of Vertecon and Javelin in April 2002 being included in the full nine months for 2003. Subcontractor costs increased from $377,000 during the nine months ended September 30, 2002 to $804,000 during the nine months ended September 30, 2003. In addition, costs associated with resold software increased by $1,853,700 in connection with the increased software revenue during the nine months ended September 30, 2003. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

        Gross Margin.    Gross margin increased from $6,553,007 for the nine months ended September 30, 2002 to $8,278,063 for the nine months ended September 30, 2003. Gross margin as a percentage of revenue was 40% for the nine months ended September 30, 2002 and 37% for the nine months ended September 30, 2003. The decrease in gross margin as a percentage of revenue is primarily due to the increase in average salaries as well as the increase in software resales, which generally yield a lower gross margin than our services. Services gross margin was 44% for the nine months ended September 30, 2002 and 43% for the nine months ended September 30, 2003. Software gross margin was 18% and 15% for the nine months ended September 30, 2002 and 2003, respectively. Gross margins can fluctuate depending upon a number of factors including our ability to successfully manage the utilization rates and salaries of our consultants, and the rates we can charge for our services.

        Selling, General and Administrative.    Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses decreased from $6,139,196 for the nine months ended September 30, 2002 to $5,763,276 for the nine months ended September 30, 2003. The decrease is the result of deliberate cost reductions, including a $351,000 reduction in administrative salaries and benefits and a $199,000 reduction in computer equipment leasing costs and other IT related expenses, which were partially offset by an increase in office costs resulting from the inclusion of Javelin and Vertecon office expenses for the full period in 2003. Selling, general and administrative expenses as a percentage of revenue decreased from 37% for the nine months ended September 30, 2002 to 26% for the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses as a percent of revenue is the result of an increase in software resales, for which there are generally less incremental costs, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

        Stock Compensation.    Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $189,557 during the nine months ended September 30, 2002 to $110,038 during the nine months ended September 30, 2003.

        Depreciation.    Depreciation expense increased from $483,894 during the nine months ended September 30, 2002 to $560,543 during the nine months ended September 30, 2003. The increase is related to additional depreciation expense associated with fixed assets recorded as part of the acquisitions of Vertecon and Javelin, which were depreciated for the entire period in 2003.

        Restructuring.    Restructuring expense consists of severance payments and related benefits. Restructuring expense was $387,621 during the nine months ended September 30, 2002. There was no workforce restructuring during the first nine months of 2003.

        Intangibles Amortization.    Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002. Amortization decreased from $948,024 during the nine months ended September 30, 2002 to $554,170 during the nine months ended September 30, 2003. The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete intangible assets.

        Interest Income and Expense.    Interest income decreased from $16,802 for the nine months ended September 30, 2002 to $2,926 for the nine months ended September 30, 2003. Interest income during 2002 included approximately $11,000 of interest recorded on advances made to Vertecon prior to that acquisition, of which there was none during 2003. The remaining decrease is the result of changes in average interest rates and cash balances during the applicable periods. Interest expense was $131,450 during the nine months ended September 30, 2002 compared to $199,172 during the nine months ended September 30, 2003. The increase in interest expense is due to an increase of approximately $20,000 related to capital leases, approximately $17,000 related to imputed interest expense on the notes issued to the Javelin shareholders, and approximately $30,000 in collateral monitoring fees and other costs associated with our line of credit facility.

        Provision for Income Taxes.    We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 37% for the three and nine months ended September 30, 2003. There was no tax provision for 2002 as a result of the net loss for that period.

Liquidity And Capital Resources

        We have a line of credit arrangement with Silicon Valley Bank that expires in December 2003. We have begun discussions with Silicon Valley Bank in order to arrange for a credit facility subsequent to the termination of our existing agreement. The current agreement allows us to borrow up to 85% of eligible accounts receivable as defined in the agreement (up to a maximum of $6,000,000). We are also required to comply with certain financial covenants under this agreement. Borrowings under the agreement bear interest at the bank's prime rate plus 1.5% (5.50% as of September 30, 2003). The agreement also provides for a minimum interest payment and early termination fee. As of September 30, 2003, there was $706,293 outstanding and approximately $1,947,000 remaining in availability under this line of credit.

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

        Net cash provided by operations for the nine months ended September 30, 2003 was $895,524. As of September 30, 2003, we had $1,994,094 in cash and working capital of $3,224,502.

        In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million is payable in four equal annual installments on the anniversary of the closing date of the acquisition, and for which we have paid the first installment of $250,000 in April 2003. The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002. Accordingly, we have paid $62,500 in July 2002, $62,500 in October 2002, $62,500 in January 2003, $62,500 in April 2003, $62,500 in July 2003, and $62,500 in October 2003.

        We expect to fund our operations during the remainder of 2003 and through 2004 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. We have begun negotiations with Silicon Valley Bank to extend our current line of credit agreement, which will expire in December 2003. If our capital is insufficient to fund our activities in either the short or long term or we are unable to negotiate a new line of credit, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

        Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method (based on the ratio of costs incurred to total estimated costs). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 60 days payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from resold software is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software resale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances for the respective period.

        We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142") on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis of such intangibles for possible impairment. In accordance with Statement 142, we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

        Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

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

        We have arrangements with a limited number of customers. IBM accounted for 33% of our revenue during the quarters ended September 30, 2002 and 2003. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

        Amounts owed to us by IBM represented 32% of our accounts receivable, or $2,033,746, as of September 30, 2003. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely could also have a material impact our cash and working capital balances.

IBM may reduce substantially its use of our services, which would materially reduce our revenue and net income.

        Our current agreement with IBM will expire on September 1, 2004, and may be terminated by IBM prior to that date upon five (5) days written notice. A decision by IBM to reduce the amount of services performed by us or to terminate the agreement would have an adverse effect on our business, operating results and financial condition. In the event IBM decides not to use our services, our revenue and net income could be materially reduced.

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

        A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe that our historical quarter-to-quarter operating results should not be used to predict our future performance.

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

  •
  general economic conditions.

        We expect that we may experience seasonal fluctuations in revenues. We expect that revenues in the quarter ending December 31 of a given year may typically be lower than in other quarters in that year as there are fewer billable days in this quarter as a result of vacations and holidays. This seasonal trend may materially affect our quarter-to-quarter operating results.

Our revenues are difficult to predict because they are derived from project-based engagements.

        Almost all of our revenues are from project-based client engagements, which vary in size and scope. Our revenue is difficult to predict since a client that accounts for a significant portion of revenues in one period may not generate a similar amount of revenue, if any, in subsequent periods. In addition, because many of our project-based client engagements involve sequential stages, each of which may represent a different contractual commitment, a client may choose not to retain us for subsequent stages of an engagement or for new service projects.

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

        We believe that our success will depend on retaining our senior management team and key technical personnel. Retention is particularly important in our businessas personal relationships are a critical element of obtaining and maintaining our partners. If any of these individuals stop working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These individuals would be difficult to replace, and losing them could seriously harm our business. We may not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel may resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

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

        Our professional services and software are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our customers' systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could suffer.

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

Businesses may decrease or delay their use of advanced technologies as a means for conducting commerce.

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

        We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

  •
  security;

  •
  cost and ease of Internet access;

  •
  intellectual property ownership;

  •
  privacy;

  •
  taxation; and

  •
  liability issues.

        Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations, including reduced net income.

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

        Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 35% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

        We believe our existing line of credit and working capital should provide sufficient resources to satisfy our near term capital requirements. Our existing line of credit facility expires in December 2003. If we are unable to renew our line of credit, we may need to obtain an alternate debt financing facility. In the future we may decide to raise additional funds through public or private debt or equity financing in order to:

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

Item 3. Controls and Procedures

        We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

        There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        We are currently not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

Exhibit Number	Description
2.1##	Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.
2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
3.1+	Certificate of Incorporation of Perficient, Inc.
3.2+	Bylaws of Perficient Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6###	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.
10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).
10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.
10.7++	Lease by and between HUB Properties Trust and Perficient.
10.8#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.9##	Employment Agreement with Jeffrey Davis
10.10##	Employment Agreement with Dale Klein
10.11##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.12##	Form of Voting Agreement regarding Javelin Stock Issuance
10.13##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.14+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
10.15###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.
10.16###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.
21.1##	Subsidiaries.
31.1	Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. Pursuant to 18 U.S.C. Section 1350.

+	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.
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

(b) Reports on Form 8-K.

        On July 30, 2003, we filed a Current Report on Form 8-K pursuant to Items 12 (Results of Operations and Financial Condition) to report our financial results for the quarter ended June 30, 2003.

        On September 19, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report the one-year extension of our subcontracting services agreement with IBM, and our revenue forecast for fiscal year 2003.

        On October 20, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report the voluntary resignation of Michael J. Cromwell, III as a memberof the Board of Directors of Perficient, Inc.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.
Dated: October 31, 2003	/s/ JOHN T. MCDONALD John T. McDonald, Chief Executive Officer (Principal Executive Officer)
Dated: October 31, 2003	/s/ MARK D. MAULDIN Mark D. Mauldin, Chief Financial Officer (Principal Financial and Accounting Officer)