Form 10KSB
period 2003-12-31
PERFICIENT INC
filed 2004-03-30
CIK 1085869

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
Commission File Number: 1-15169

PERFICIENT, INC.
(Name of Small Business Issuer in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	74-2853258 (IRS Employer Identification No.)
1120 South Capital of Texas Highway, Bldg. 3, Suite 220 Austin, Texas 78746 (Address of principal executive offices) (512) 531-6000 (Issuer's telephone number, including area code)
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

        Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this filing, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year: $30,191,922

        State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days.

$49,101,598 AS OF MARCH 29, 2004

        State the number of shares of common stock outstanding as of March 29, 2004: 15,087,566

        Portions of the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which will be filed with the commission not later than April 29, 2004 are incorporated by reference in Part III of this Form 10-KSB.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

PERFICIENT, INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

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

PART I

ITEM 1—DESCRIPTION OF BUSINESS

Overview

        We are an eBusiness solutions services provider to large and major midsize companies. We use a solutions delivery approach we call the Enabled Enterprise, that helps clients reach new markets and increase revenues, acquire and strengthen customer relationships, reduce costs and increase productivity and empower employees. Our Enabled Enterprise is an Internet-based infrastructure with integrated business applications that extend enterprise technology assets to customers, suppliers, partners and employees. We market our eBusiness solutions services directly to large and major midsize companies, principally in the Midwestern United States through a seven person direct sales force.

        In addition to our direct-to-end customer solutions business, our Advanced Technology Services (ATS) group exclusively serves IBM Corporation and its customers throughout the United States. Our ATS group employs more than 55 employees with experience in a variety of IBM software products, including WebSphere™ middleware and application servers and WebSphere™ portal server. We have a services agreement with IBM under which our ATS group provides deployment, integration and training services to IBM's WebSphere™ customers. Under the agreement with IBM, we are paid for services rendered. Our current agreement with IBM expires in September 2004 and may be cancelled prior to that date upon five days written notice. In 2003, revenue from IBM accounted for approximately 35% of total revenues. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

        We were incorporated in Texas in September 1997. In May 1999 we reincorporated in Delaware. We employed 147 full-time professionals in 5 offices in the United States and Canada as of March 29, 2004.

Our eBusiness Solutions Services

        We help our clients use Internet-based technologies to reach new markets and increase revenues, strengthen customer relationships, reduce operating costs and increase productivity, and empower their workers. We employ a broad-based approach, grounded in a thorough understanding of our clients' overall business strategy and competitive environment. Our services strive to help clients develop new business opportunities by taking advantage of existing distribution channels, customer service networks, and information systems.

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

        Our approach includes an integrated set of real-world solutions that leverage Internet technologies to extend our clients' legacy systems to customers, employees, suppliers, and partners through:

  •
  eBusiness infrastructure;

  •
  eCommerce platforms;

  •
  Online customer management (eCRM);

  •
  Supply chain Web-enablement (SCWE); and

  •
  Enterprise portals.

        Our target market for eBusiness solutions services is large and major midsize corporations, principally located in the Midwestern United States. We believe that these businesses invest in technology products and related services for four principal reasons:

  •
  to reach new markets and increase revenues;

  •
  to strengthen customer relationships;

  •
  to reduce operating costs and increase productivity; and

  •
  to empower their workers.

        In addition, we believe that these companies require, as a predicate to making such investment, a demonstrable positive return-on-investment potential and an eBusiness solutions partner with both proven experience in delivering similar projects and familiarity with the issues and concerns specific to the industry in which they operate.

        Accordingly, we focus on a targeted number of industries for which we have developed domain expertise and offer eBusiness solutions services that we believe can generate a meaningful positive return-on-investment for our customers. Our primary eBusiness solutions services offerings are described below:

  •
  eBusiness Infrastructure. Middleware and Enterprise Application Integration (EAI) software are two key components to developing enterprise-class, eCommerce platforms for large and mid-size companies. Perficient designs and implements complex website-to-legacy system integrations that significantly reduce round-trip transaction times for enterprise-class websites. This umbrella of technologies is commonly called Web Services. To maximize our value to customers, we have strategic relationships with Web Services firms such as IBM and Microsoft.

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

  •
  eCRM. Customer Relationship Management provides businesses with information on the wants and needs of its customers. We integrate data from disparate information sources to provide continuous, interactive and multi-platform customer interaction and value exchange. We deliver CRM components including: personalization, point of sale, telesales, Web-based selling, data mining, online advertising, call/contact center information and systems integration, field service dispatch, lead tracking, geocoding, and multiple front and back-office applications.

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

  •
  Enterprise Portals. Communication is the basis of success for any organization. We design, build and deploy "self-service" and collaborative solutions for business-to-employee, business-to-consumer and business-to-business implementations and enable workflow efficiencies by exchanging data and information in a cost-efficient, effective manner. Many organizations implement business-to-employee portals to improve employee communication. We help clients to extend these benefits externally in business-to-consumer and business-to-business portals that provide a secure line of business application integration and personalized buying communities.

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

  •
  continue to grow our IBM relationship and expand it to include more solutions-oriented services and software sales;

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

        IBM Partnership.    Our ATS service engagements are generated through or with IBM. As a result, our principal sales and marketing activity consists of marketing our services in concert with IBM's sales and services organizations. We have a general manager dedicated to coordinating projects and stimulating additional demand from IBM. Early in 2004 we realigned our sales force and sales processes in support of IBM's new organization and solutions-oriented sales process.

        We have strategic relationships with eBusiness technology and services providers including IBM, Digex, Tibco, Wily Technology, Bowstreet, Stellent, and Microsoft. These companies are key vendors in middleware and application servers, enterprise application integration, content management, and Web services. We believe these relationships enable us to leverage our core competencies, extend our service offerings, reach new clients and decrease costs/time-to-market for us and our customers.

Technology Professionals

        Recruiting.    Our most valuable assets are our technology professionals. We are dedicated to hiring, developing and retaining technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions.

        Our recruiting efforts are an important element of our continuing operations and future growth. We generally target technology professionals with extensive experience and demonstrated expertise. To attract technology professionals, we use a broad range of sources including outside recruiters, internal referrals, other technology companies and technical associations, the Internet and advertising in technical periodicals. After initially identifying qualified candidates, we conduct an extensive screening and interview process.

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

Employees

        As of March 29, 2004, we employed 147 full-time employees. Of our total employees, 126 were technology professionals and 21 were involved in sales, general administration and marketing. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage.

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

        We have arrangements with a limited number of customers. Revenue from IBM accounted for approximately 35% of total revenues for both the years ended December 31, 2002 and December 31, 2003. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

        Amounts owed to us by IBM represented 37% of our accounts receivable, or $2,276,000, as of December 31, 2003. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely could also have a material impact our cash and working capital balances.

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

        We believe that our success will depend on retaining our senior management team and key technical personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining our partners. If any of these individuals stops working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These individuals would be difficult to replace, and losing them could seriously harm our business. We may not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel may resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

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

We are dependent on the demand for Internet software and services, which may fluctuate.

        The market for Internet software and services has changed rapidly over the last four years. The market for Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for internet software and service began to stabilize and improve throughout 2003, but there can be no assurances that this trend will continue. Our future growth is dependent upon the demand for Internet software and services and our ability to provide strategic Internet services that are accepted by our end-user customers. Demand and market acceptance for Internet services are subject to a high level of uncertainty. If companies continue to cancel or delay their business and technology initiatives or choose to move these initiatives in-house because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

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

        Our executive officers, directors and existing 5% and greater stockholders beneficially own or control greater than 38% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may reduce the ownership percentages of our existing shareholders.

        We believe our existing line of credit and working capital should provide sufficient resources to satisfy our near term capital requirements. Our existing line of credit facility expires in December 2004. If we are unable to renew our line of credit, we may need to obtain an alternate debt financing facility. In the future we may decide to raise additional funds through public or private debt or equity financing in order to:

  •
  take advantage of opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

  •
  develop new services; or

  •
  respond to competitive pressures.

        Any additional capital raised through the sale of equity will reduce the ownership percentages of existing shareholders. Furthermore, we cannot be certain that any additional financing we may need will be available on terms favorable to us, or at all. In such case, our business results would suffer.

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

ITEM 2—DESCRIPTION OF PROPERTY

        We lease approximately 2,700 square feet of office space in Austin, Texas from CarrAmerica Realty, L.P.. The initial term of the lease is two years from April 2003 with the right to extend the lease for one additional period of two years. We lease approximately 25,952 square feet of office space in the St. Louis, Missouri area from Creve Coeur Development LLC that extends through October 2005. We lease approximately 18,889 square feet of office space in Minneapolis, Minnesota under an agreement with Butler Properties, LLC that extends through May 2007. We also sublease approximately 4,200 square feet of office space in Downers Grove, Illinois from ICS Deloitte Management LLC. The term of the sublease is from September 2003 through May 2009. We also lease office space in London, Ontario under an agreement that expires in 2004.

ITEM 3—LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were voted upon at the Annual Meeting of Stockholders held on December 30, 2003, and received the votes set forth below:

  1.
  Each of our directors were nominated for reelection and were elected to serve as directors as indicated below. There were no abstentions.

	For	Withheld
John T. McDonald	8,775,118	490,279
David S. Lundeen	8,695,506	569,891
Dr. W. Frank King	9,134,112	131,285
Philip J. Rosenbaum	9,133,862	131,535
Max D. Hopper	9,037,766	227,631
Robert Pickering, Jr.	9,254,512	10,885
  2.
  A proposal to ratify the appointment of Ernst & Young, LLP as Perficient's independent auditors for the fiscal year ended December 31, 2003 was approved, receiving 9,130,185 votes FOR and 126,800 votes AGAINST, with 8,412 abstentions.

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

	High	Low
Year Ended December 31, 2002:
First Quarter	$2.25	$0.95
Second Quarter	1.65	0.90
Third Quarter	1.61	0.43
Fourth Quarter	2.48	0.33
Year Ended December 31, 2003:
First Quarter	$1.07	$0.50
Second Quarter	1.29	0.55
Third Quarter	3.03	0.94
Fourth Quarter	3.82	2.15

        As of December 31, 2003, there were in excess of 2,400 holders of our common stock. On March 29, 2004, the last sale price reported on the Nasdaq SmallCap Market for our common stock was $3.73 per share.

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our line of credit currently prohibits the payment of cash dividends without the prior written consent of Silicon Valley Bank. Our Series A Preferred Stock accrued dividends at an annual rate of the prime rate plus 1.5% and our Series B Preferred stock accrued dividends at an annual rate of 8%. On November 10, 2003 all outstanding shares of Series A Preferred Stock and Series B Preferred Stock were automatically converted into common stock, and as a result all accrued dividends were forfeited. During 2003, the Company paid $45,457 in dividends to certain holders of Series A Preferred Stock that had voluntarily converted their holdings into common stock prior to the date of automatic conversion.

Equity Compensation Plan Information

        The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2003:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	5,234,896	$2.49	677,192
Equity compensation plans not approved by security holders(2)(3)(4)	106,383	$0.31	—

Total	5,341,279	$2.45	677,192

(1)
Represents 6,189,063 shares authorized for issuance under the Perficient, Inc. 1999 Stock Option/Stock Issuance Plan. The automatic share increase program provides for an increase each year equal to 8% of the outstanding Common Stock on the last trading day in December of the previous year. Pursuant to our automatic share increase program, 1,122,660 additional shares were authorized for issuance under the plan as of January 1, 2004.

(2)
Represents options to purchase 106,383 shares of our Common Stock with an exercise price of $0.31 per share that were granted in September 2001 to John T. McDonald, our Chief Executive Officer and Chairman of the Board, in lieu of a $50,000 cash bonus.

(3)
In connection with the merger of Javelin Solutions, Inc. into our wholly-owned subsidiary and the merger of Primary Webworks, Inc. d/b/a Vertecon, Inc. into our wholly-owned subsidiary, we assumed Javelin's stock option plan and Vertecon's stock option plan and all the outstanding options thereunder. Each outstanding option under the Javelin plan and the Vertecon plan was converted into an option to purchase our Common Stock. No future awards may be made under the respective plans. These amounts exclude (i) options to purchase approximately 182,106 shares of our Common Stock exercisable for a weighted-average exercise price of $1.08 per share issued in connection with our assumption of the Javelin plan and (ii) options to purchase approximately 64,291 shares of our Common Stock exercisable for a weighted average exercise price of $4.40 per share issued in connection with our assumption of the Vertecon plan.

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

        In August 2003, we entered into a one-year extension of our existing services agreement with IBM under which we provide deployment, integration and training services to IBM's WebSphere™ customers. The current agreement will terminate on September 1, 2004. Prior to that date, IBM has the right to terminate the agreement upon five (5) days prior written notice. Revenue from IBM accounted for approximately 35% of total revenue for both 2002 and 2003, and accounts receivable from IBM comprise approximately 35% and 37% of gross accounts receivable as of December 31, 2002 and December 31, 2003, respectively. Accordingly, any deterioration in our relationship with IBM could have a material adverse effect on our consulting revenue and net income. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

        Revenue is derived primarily from professional services provided on a time and materials basis, with the remaining revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. Revenue from resold software is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software resale transaction and act as an agent, the revenue is recorded on a net basis.

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

        During 2002, we implemented certain workforce reductions and office closures resulting in charges of $579,427, consisting of severance pay and related benefits for former employees in addition to the costs associated with the closure of our London office. As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of December 31, 2002, approximately $228,000 of restructuring costs is included in other current liabilities, all of which was paid during 2003. There was no restructuring expense during 2003.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

        Revenue.    Total gross revenue increased from $22,450,284 for the year ended December 31, 2002 to $30,191,922 for the year ended December 31, 2003. Services revenue increased from $20,391,587 in 2002 to $24,534,617 in 2003. The increase in services revenue resulted in part from the additional headcount related to the April 2002 acquisitions of Vertecon and Javelin, which impacted revenue for the full period in 2003, as well as the use of additional subcontractors during 2003. The increase in services revenue is also the result of an improvement in employee utilization rates. For the years ended December 31, 2002 and 2003, 35% of our revenue was derived from IBM. Revenue from resold software increased from $402,889 in 2002 to $3,786,864 in 2003. Revenue from reselling software is expected to fluctuate between periods depending on our customers' demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers' consulting projects. Reimbursable expenses increased from $1,655,808 in 2002 to $1,870,441 in 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

        Cost of Revenue.    Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractor costs, cost of resold software, and reimbursed and project related expenses, increased from $13,539,219 for the year ended December 31, 2002 to $18,816,509 for the year ended December 31, 2003. The increase in cost of revenue is due to the increase in average salaries as compared to the same period in 2002 as well as an increase in the number of billable employees, and the increase in headcount as a result of the acquisitions of Vertecon and Javelin in April 2002 being included in the full year for 2003. Subcontractor costs increased from $449,000 in 2002 to $977,000 in 2003. In addition, costs associated with resold software increased by $2,737,855 in connection with the increased software revenue in 2003 compared to 2002. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the costs of travel and the location of our customers.

        Gross Margin.    Gross margin increased from $8,911,065 for the year ended December 31, 2002 to $11,375,413 for the year ended December 31, 2003. Gross margin as a percentage of revenue decreased slightly from 40% in 2002 to 38% in 2003. The decrease in gross margin as a percentage of revenue is primarily due to the increase in average salaries as well as the increase in software resales, which typically yield a lower margin than our services revenue. Services gross margin was 43% in 2002 and 2003. Software gross margin was 15% in 2002 and 19% in 2003. Gross margins can fluctuate depending upon a number of factors including our ability to successfully manage the utilization rates and salaries of our consultants, and the rates we can charge for our services.

        Selling, General and Administrative.    Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses and miscellaneous expenses. Selling, general and administrative expenses decreased from $8,327,010 for the year ended December 31, 2002 to $7,857,081 for the year ended December 31, 2003. The decrease is the result of deliberate cost reductions including: a $292,000 reduction in administrative salaries and benefits, a $189,000 reduction in computer equipment leasing costs and other information technology related expenses, which were partially offset by a $151,000 increase in office costs resulting from the inclusion of Javelin and Vertecon expenses for the full period in 2003, and a $150,000 increase in costs related to the 2003 company meeting. Selling, general and administrative expenses as a percentage of revenue decreased from 37% for the year ended December 31, 2002 to 26% for the year ended December 31, 2003. The decrease in selling, general and administrative expenses as a percent of revenue is the result of an increase in software resales, for which there are generally less incremental costs, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

        Stock Compensation.    Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $240,688 during the year ended December 31, 2002 to $135,927 for the year ended December 31, 2003 due to the fact that most unearned stock compensation became fully amortized to expense during 2003. Deferred stock compensation remaining at December 31, 2003 totaled $26,623 and is expected to be amortized to expense in its entirety during 2004.

        Depreciation.    Depreciation expense decreased slightly from $687,570 during 2002 to $670,436 during 2003. The decrease is due to a general decrease in purchases along with an increasing number of fully depreciated assets.

        Restructuring.    During 2002, we implemented certain workforce reductions and office closures resulting in charges of $579,427, consisting of severance pay and related benefits for former employees as well as costs associated with the closure of the London office. We recognized $118,000 of restructuring expense during 2002 related to the closure of the London office, which consisted of severance and benefits, lease commitments, as well as expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs. As part of these restructurings, we reduced our workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of December 31, 2002, approximately $228,000 of restructuring costs are included in other current liabilities, all of which were paid during 2003. There was no workforce restructuring during 2003.

        Intangibles Amortization.    Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002. Amortization decreased from $1,285,524 during the year ended December 31, 2002 to $610,421 during the year ended December 31, 2003. The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete and Core Objective intangible assets.

        Interest Expense    Interest expense was $203,569 during the year ended December 31, 2002 compared to $285,938 for the year ended December 31, 2003. The increase in interest expense is due to increases of approximately $31,000 related to capital leases, approximately $9,000 related to imputed interest expense on the notes issued to the Javelin shareholders, and approximately $43,000 in bank audit fees, letter of credit renewal fees, and other costs associated with our line of credit facility.

        Provision for Income Taxes.    Our 2003 income tax provision was accrued for federal, state and foreign income tax at the applicable statutory rates. Although we have certain net operating loss carryforwards, substantially all of these losses relate to acquired entities and are subject to limitations due to "Change in control" provisions in the Internal Revenue Code. As such, the deferred tax asset resulting from these net operating loss carryforwards have a valuation allowance against them, and our tax provision does not materially benefit from these net operating loss carryforwards. There was no tax provision for 2002 as a result of the net loss for that period.

Liquidity And Capital Resources

        We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to 80% of eligible accounts receivable as defined in the agreement up to a maximum of $6,000,000. We are also required to comply with certain financial covenants under this agreement which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.25 to 1.00 through March 31, 2004, at which time the ratio will increase to at least 1.50 to 1.00. Borrowings under the agreement bear interest at the bank's prime rate plus 1.00% (5.0% as of December 31, 2003). As of December 31, 2003, there were no amounts outstanding under this line of credit and available borrowings totaled $3,072,591.

        In connection with the acquisitions of Javelin and Vertecon in April 2002, we were required to establish various letters of credit totaling $550,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. The letters of credit totaling $300,000 will remain in effect through 2005, and the remaining letter of credit of $250,000 will remain in effect through 2007.

        Cash provided by operations for the year ended December 31, 2003 was $1,885,477. As of December 31, 2003, we had $1,989,395 in cash and working capital of $4,013,373.

        On December 21, 2001, we entered into a Convertible Preferred Stock Purchase agreement under which we sold 1,984,000 shares of Series A Convertible Preferred Stock for a purchase price of $1.00 per share. In November 2003, all shares of then outstanding Series A Preferred Stock were automatically converted into 2,003,840 shares of common stock. We also issued Warrants to purchase up to 992,000 shares of our common stock in connection with this issuance. As a result of the Series B Preferred Stock issuance (described below), the number of warrants issued to the Series A investors increased to 1,001,604 and the exercise price was adjusted to $1.98 per share.

        We entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. under which we sold 1,111,000 shares of our Series B Convertible Preferred Stock to 2M for a purchase price of approximately $0.90 per share. In November 2003, the Series B Preferred stock was automatically converted into 1,111,000 shares of common stock. We have also issued to 2M, a Warrant to purchase up to 555,500 shares of our Common Stock in connection with this sale of Series B Preferred Stock. In February 2004, 2M exercised 277,750 warrants.

        2M had the option to purchase up to an additional 1,666,500 shares of our Series B Convertible Preferred Stock at a price of approximately $0.90 per share exercisable on or before June 26, 2003. 2M would have received a Warrant to purchase one share of our common stock for every two shares of Series B Preferred Stock it purchases pursuant to the option. The option to 2M expired unexercised in June 2003.

        In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million of the notes are payable in four equal annual installments on the anniversary of the closing date of the acquisition. The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002. Accordingly, we paid $125,000 in 2002 and $500,000 in 2003. We expect to make payments on these notes totaling $375,000 in 2004, $250,000 in 2005, and $250,000 in 2006.

        We have incurred commitments to make future payments under contracts such as leases and certain long-term liabilities. Maturities under these contracts are set forth in the following table of December 31, 2003, in thousands:

	Payments due by Period
	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations	$1,183	$1,237	$574	$243	$87	$35
Note payable to Related Party	$333	$226	$244	$—	$—	$—

        We expect to fund our operations during 2004 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. We believe our existing working capital and line of credit should provide sufficient resources to satisfy our capital requirements through at least 2004. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

        Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method (based on the ratio of hours expended to total estimated hours). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 60 days payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from resold software is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software resale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances for the respective period.

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

ITEM 8—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.

ITEM 8A—CONTROLS AND PROCEDURES

        We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

        There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A no later than April 29, 2004, and certain information to be included therein is incorporated herein by reference.

ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT

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

(a)
(1) Financial Statements

        The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-KSB as follows:

(a)
(2) Financial Statement Schedules

        Not applicable.

(a)
(3) Exhibits

Exhibit Number	Description
2.1##	Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.
2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
3.1+	Certificate of Incorporation of Perficient, Inc.
3.2+	Bylaws of Perficient Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6###	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.
10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).
10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.

10.7***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.
10.8++	Lease by and between HUB Properties Trust and Perficient.
10.9#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.
10.10##	Employment Agreement with Jeffrey Davis
10.11##	Employment Agreement with Dale Klein
10.12##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.13##	Form of Voting Agreement regarding Javelin Stock Issuance
10.14##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.15+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
10.16###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.
10.17###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.
10.18	Amendment dated August 28, 2003 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc.
10.19	Employment agreement with John T. McDonald and Perficient, Inc. dated January 1, 2004.
21.1##	Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification to the Securities and Exchange Commission by Small Business Issuer's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350.
99.1	Loan and security agreement dated December 5, 2003 between Silicon Valley Bank and Perficient, Inc.
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

(b)
Reports on Form 8-K

        On October 20, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to report the voluntary resignation of Michael J. Cromwell, III as a member of the Board of Directors of Perficient, Inc.

        On October 28, 2003, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to report our financial results for the quarter ended September 30, 2003.

        On November 3, 2003, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure) to announce updated guidance on revenue for the year ended December 31, 2003, and announced revenue guidance for the quarter ended December 31, 2003.

        We filed a Form 8-K with the Securities and Exchange Commission on November 17, 2003 to report the automatic conversion of outstanding Series A Preferred Stock and Series B Preferred Stock into approximately 2.9 million shares of Perficient common stock.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the caption "Principal Accountant Fees and Services," appearing in the Proxy Statement, is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC. (Registrant)
/s/ JOHN T. MCDONALD John T. McDonald Chief Executive Officer
March 30, 2004 Date

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. MCDONALD John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2004
/s/ MICHAEL D. HILL Michael D. Hill	Chief Financial Officer	March 30, 2004
/s/ DAVID S. LUNDEEN David S. Lundeen	Director	March 30, 2004
/s/ DR. W. FRANK KING Dr. W. Frank King	Director	March 30, 2004
/s/ PHILIP J. ROSENBAUM Philip J. Rosenbaum	Director	March 30, 2004
/s/ ROBERT E. PICKERING, JR. Robert E. Pickering, Jr.	Director	March 30, 2004
/s/ MAX HOPPER Max Hopper	Director	March 30, 2004

PERFICIENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Perficient, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Perficient, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perficient, Inc. and Subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Austin, Texas
January 9, 2004

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash	$1,525,002	$1,989,395
Accounts receivable, net of allowance for doubtful accounts of $661,248 in 2002 and $622,995 in 2003	3,938,373	5,534,607
Other current assets	382,542	297,058

Total current assets	5,845,917	7,821,060
Property and equipment:
Hardware	1,496,429	1,685,577
Furniture and fixtures	726,861	655,662
Leasehold improvements	234,285	234,671
Software	248,697	263,059
Accumulated depreciation	(1,495,254)	(2,139,824)

Net property and equipment	1,211,018	699,145
Net intangible assets	12,380,039	11,693,834
Other noncurrent assets	156,129	45,944

Total assets	$19,593,103	$20,259,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426,686	$129,895
Line of credit	540,011	—
Current portion of capital lease obligation	235,034	—
Other current liabilities	2,304,433	3,310,872
Current portion of note payable to related party	485,477	366,920

Total current liabilities	3,991,641	3,807,687
Note payable to related party, less current portion	745,318	436,258
Capital lease obligation, less current portion	334,661	—

Total liabilities	5,071,620	4,243,945
Stockholders' equity:
Preferred stock, $0.001 par value; 8,000,000 shares authorized; 3,095,000 shares in 2002 and 0 shares in 2003 issued and outstanding	3,095	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 10,537,226 shares in 2002 and 14,033,246 shares in 2003 issued and outstanding	10,537	14,033
Additional paid-in capital	75,993,344	76,315,780
Unearned stock compensation	(164,773)	(26,623)
Accumulated other comprehensive loss	(35,366)	(51,830)
Retained deficit	(61,285,354)	(60,235,322)

Total stockholders' equity	14,521,483	16,016,038

Total liabilities and stockholders' equity	$19,593,103	$20,259,983

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003
Revenue
Services	$20,391,587	$24,534,617
Software	402,889	3,786,864
Reimbursable expenses	1,655,808	1,870,441

Total revenue	22,450,284	30,191,922
Cost of revenue
Project personnel costs	11,210,272	13,411,762
Software costs	343,039	3,080,894
Reimbursable expenses	1,655,808	1,870,441
Other project related expenses	330,100	453,412

Total cost of revenue	13,539,219	18,816,509

Gross margin	8,911,065	11,375,413
Selling, general and administrative	8,327,010	7,857,081
Stock compensation	240,688	135,927
Depreciation	687,570	670,436
Intangibles amortization	1,285,524	610,421
Restructuring, severance and other	579,427	—

Income (loss) from operations	(2,209,154)	2,101,548
Interest income	17,732	3,286
Interest expense	(203,569)	(285,938)
Other	(53)	(13,459)

Income (loss) before income taxes	(2,395,044)	1,805,437
Provision for income taxes	—	755,405

Net income (loss)	$(2,395,044)	$1,050,032

Beneficial conversion charge on preferred stock	(1,672,746)	—
Accretion of dividends on preferred stock	(163,013)	(157,632)

Net income (loss) available to common stockholders	$(4,230,803)	$892,400

Basic net income (loss) per share	$(0.53)	$0.08

Diluted net income (loss) per share	$(0.53)	$0.07

See accompanying notes.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock					Unearned Stock Compen- sation	Accumulated Other Comprehensive Loss
					Subscription Receivable		Additional Paid-in Capital			Retained Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Warrants
Balance at January 1, 2002	—	$—	6,288,566	$6,289	$—	$—	$66,140,446	$(348,021)	$(72,103)	$(58,890,310)	$6,836,301
Issuance of common stock and options in purchase of businesses	—	—	4,210,799	4,211	—	—	7,213,875	(266,173)	—	—	6,951,913
Issuance of Series A preferred stock, net of amount held in escrow	1,984,000	1,984	—	—	(1,984,000)	—	1,982,016	—	—	—	—
Issuance of warrants in connection with Series A preferred stock issuance	—	—	—	—	—	426,560	(426,560)	—	—	—	—
Release of preferred stock proceeds from escrow	—	—	—	—	1,984,000	—	—	—	—	—	1,984,000
Issuance cost for Series A preferred stock	—	—	—	—	—	6,595	(109,040)	—	—	—	(102,445)
Issuance of Series B preferred stock	1,111,000	1,111	—	—	—	—	998,889	—	—	—	1,000,000
Issuance cost for Series B preferred stock	—	—	—	—	—	—	(38,284)	—	—	—	(38,284)
Issuance of warrants in connection with Series B preferred stock issuance	—	—	—	—	—	170,085	(170,085)	—	—	—	—
Stock options excercised	—	—	37,861	37	—	—	7,580	—	—	—	7,617
Deferred stock compensation	—	—	—	—	—	—	(208,733)	208,733	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	240,688	—	—	240,688
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	36,737	—	36,737
Net loss	—	—	—	—	—	—	—	—	—	(2,395,044)	(2,395,044)

Total comprehensive loss											(2,358,307)

Balance at December 31, 2002	3,095,000	$3,095	10,537,226	$10,537	$—	$603,240	$75,390,104	$(164,773)	$(35,366)	$(61,285,354)	$14,521,483
Conversion of preferred stock	(3,095,000)	(3,095)	3,114,840	3,115	—	—	(20)	—	—	—	—
Forfeiture of merger consideration	—	—	(44,787)	(45)	—	—	(64,448)	—	—	—	(64,493)
Series A dividend payment	—	—	—	—	—	—	(45,457)	—	—	—	(45,457)
Other	—	—	10,327	10	—	—	10,215	—	—	—	10,225
Warrants exercised	—	—	151,500	151	—	(64,500)	364,349	—	—	—	300,000
Stock options exercised	—	—	264,140	265	—	—	133,185	—	—	—	133,450
Deferred stock compensation	—	—	—	—	—	—	(2,223)	2,223	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	135,927	—	—	135,927
Preferred stock issuance costs	—	—	—	—	—	—	(8,665)	—	—	—	(8,665)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(16,464)	—	(16,464)
Net income	—	—	—	—	—	—	—	—	—	1,050,032	1,050,032

Total comprehensive income											1,033,568

Balance at December 31, 2003	—	$—	14,033,246	$14,033	$—	$538,740	$75,777,040	$(26,623)	$(51,830)	$(60,235,322)	$16,016,038

See accompanying notes.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003
OPERATING ACTIVITIES
Net income (loss)	$(2,395,044)	$1,050,032
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	687,570	670,436
Intangibles amortization	1,285,524	610,421
Non-cash stock compensation	240,688	135,927
Non-cash interest expense	63,295	72,383
Non-cash interest income	(11,017)	—
Loss on disposal of assets	11,341	30,954
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	887,275	(1,577,259)
Other assets	(85,167)	199,753
Accounts payable	149,608	(297,185)
Other liabilities	(476,737)	990,015

Net cash provided by operating activities	357,336	1,885,477
INVESTING ACTIVITIES
Purchase of property and equipment	(167,323)	(191,207)
Purchase of businesses, net of cash acquired	(725,848)	—
Payments on Javelin notes	(125,000)	(500,000)
Advances to Vertecon	(200,000)	—
Proceeds from disposal of assets	1,700	1,950

Net cash used in investing activities	(1,216,471)	(689,257)
FINANCING ACTIVITIES
Payments on capital lease obligation	(352,575)	(569,695)
Proceeds from short-term borrowings	533,641	166,282
Payments on short-term borrowings	(2,089,030)	(706,293)
Payments on long-term debt	(6,903)	—
Proceeds from issuance of preferred stock	2,984,000	—
Preferred stock issuance costs	(130,504)	(8,665)
Payment of dividends	—	(45,457)
Proceeds from stock issuances, net	7,617	433,450

Net cash provided by (used in) financing activities	946,246	(730,378)
Effect of exchange rate on cash and cash equivalents	25,653	(1,449)

Change in cash and cash equivalents	112,764	464,393
Cash and cash equivalents at beginning of period	1,412,238	1,525,002

Cash and cash equivalents at end of period	$1,525,002	$1,989,395

Supplemental disclosures:
Interest paid	$176,453	$207,326

Cash paid for income taxes	$—	$449,768

Non cash activities:
Common stock and options issued in purchase of businesses	$7,218,086	$—

Issuance of note payable in purchase of business	$1,292,500	$—

See accompanying notes.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Business Overview

        Perficient, Inc. (the "Company") is an eBusiness solutions provider to large and major midsize companies and Internet software vendors. The Company enables its clients and partners to optimize profitability and strengthen customer relationships through reliable, quick-to-market eBusiness solutions. The Company provides a broad range of end-to-end business and technology solutions with a focus on serving the financial services, healthcare, technology and energy industries.

        The Company was incorporated on September 17, 1997 in Texas. The Company began operations in 1997 and is structured as a "C" corporation. On May 3, 1999 the Company reincorporated in Delaware. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

        Revenues are primarily derived from professional services provided on a time and materials basis, with the remaining revenue derived from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from software resales is recorded on a gross basis based on the Company's role as principal in the transaction. As provided in EITF 99-19 criteria to be considered "principal", the Company is the primary obligator and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software resale transaction and acts as an agent, the revenue would be recorded on a net basis.

Cash Equivalents

        Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Advertising Expense

        The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2002 and 2003 were not material.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally 2 to 5 years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Amortization of assets recorded under capital leases is computed using the straight-line method and is included in depreciation expense. The cost and accumulated amortization of assets recorded under capital leases was approximately $412,000 and $52,000, respectively, at December 31, 2002 and approximately $412,000 and $134,000, respectively, at December 31, 2003.

Intangible Assets

        Intangible assets, primarily resulting from purchase business combinations, are being amortized using the straight-line method with a life of two to three years for employment and non-compete agreements and a life of three to five years for customer relationship intangibles. Intangible assets consist of the following:

	December 31,
	2002	2003
Cost:
Employment and noncompete agreements	$550,000	$550,000
Customer relationships	3,600,000	3,600,000
Goodwill	36,384,000	36,308,000
Accumulated amortization:
Employment and noncompete agreements	(370,000)	(518,000)
Customer relationships	(2,805,000)	(3,267,000)
Goodwill	(24,979,000)	(24,979,000)

Net Book Value:	$12,380,000	$11,694,000

        Amortization expense for employment, non-compete agreements, and customer relationships is expected to be approximately $132,237 in 2004, $100,000 in 2005, $100,000 in 2006, and $32,237 in 2007.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, ratable amortization of intangibles assets with indefinite lives, including goodwill, has been replaced with periodic review and analysis to assess possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value to the net book value. In determining fair value, management utilizes a blended approach and calculates fair value based on market capitalization, revenue and earnings multiples based on industry comparables, and discounted cash flow analysis. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

        Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect the Company's consolidated financial statements. Management assesses potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Management's judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company's results of operations by decreasing net income.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. The Company adopted SFAS No. 144 as of January 1, 2002.

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

Foreign Currency Transactions

        For the Company's foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end or period-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year or period. Such translation adjustments are recorded in aggregate as a component of stockholders' equity. Gains and losses from foreign currency denominated transactions, including a $7,500 loss during 2002 and a $15,800 gain in 2003, are included in other income (expense). Due to the on-going liquidation of the United Kingdom subsidiary, a foreign currency gain of $15,500 was transferred from cumulative translation adjustments and included as a component of net income for the year ended December 31, 2003.

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

Earnings Per Share

        The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, contingently issuance shares, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive.

Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, ("APB 25"), which allows the use of the intrinsic value method. The Company's basis for electing accounting treatment under APB 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2002 and 2003, respectively: risk free interest rate of 3.5% and 2.98%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066 and 1.515.

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

        The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Year ended December 31,
	2002	2003
Net income (loss) available to common stockholders—as reported	$(4,230,803)	$892,400
Total stock-based compensation costs included in the determination of net income (loss) available to common stockholders as reported	240,688	135,927
The stock-based employee compensation cost that would have been included in the determination of net income (loss) available to common stockholders if the fair value based method had been applied to all awards	(2,783,044)	(1,147,235)

Pro forma net income (loss)	$(6,773,159)	$(118,908)

Earnings per share
Basic—as reported	$(0.53)	$0.08
Diluted—as reported	$(0.53)	$0.06
Basic and diluted—pro forma	$(0.84)	$(0.01)

Fair Value of Financial Instruments

        Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at cost which approximates fair value due to the short-term maturity of these instruments.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Management does not believe that the adoption of FIN 46 will have a material impact on the Company's consolidated results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The changes that resulted from the issuance of SFAS No. 150 did not have a material effect on the Company's consolidated results of operations or financial position.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

3. Net Income (Loss) Per Share

        Computations of the net income (loss) per share are as follows:

	Year Ended December 31,
	2002	2003
Net income (loss)	$(2,395,044)	$1,050,032
Beneficial conversion charge on preferred stock	(1,672,746)	—
Accretion of dividends on preferred stock	(163,013)	(157,632)

Net income (loss) available to common stockholders	$(4,230,803)	$892,400

Basic:
Weighted-average shares of common stock outstanding	9,173,657	11,364,203
Weighted-average shares of common stock subject to contingency	(1,132,506)	(545,786)

Shares used in computing basic net income (loss) per share	8,041,151	10,818,417

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency	—	545,786
Preferred stock	—	2,531,436
Stock options	—	1,410,512
Warrants	—	—

Shares used in computing diluted net income (loss) per share	8,041,151	15,306,151

Basic net income (loss) per share	$(0.53)	$0.08

Diluted net income per share	$(0.53)	$0.07

        Diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2002, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares resulting from business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock is anti-dilutive due to the Company's net loss for that period. Diluted net loss per share for the year ended December 31, 2002 excludes common stock equivalents of 4,274,225.

4. Concentration of Credit Risk and Significant Customers

        Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Excess cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. In August 2003, the Company entered into a one-year extension of its existing services agreement with IBM under which the Company provides deployment, integration and training services to IBM's WebSphere™ customers which are billed on a time and materials basis. The agreement will expire on September 1, 2004. The current contract stipulates that IBM may cancel the contract prior to its expiration date of September 1, 2004 upon 5 days written notice. Revenue from IBM accounted for approximately 35% of total revenue for both 2002 and 2003, and accounts receivable from IBM accounted for approximately 35% and 37% of total accounts receivable as of December 31, 2002 and December 31, 2003, respectively. In the event that IBM is no longer a customer following the cancellation or termination of the Company's current agreement, the Company's revenue would decrease significantly and, as with the loss of any significant customer, management may need to counteract this type of revenue decrease by reducing headcount to align with the lower demand for the Company's services. Due to the Company's significant fixed operating expenses, the loss of sales to IBM could result in the Company's inability to generate net income for some time in the future.

5. Employee Benefit Plan

        The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling $130,000 and $143,000 during 2002 and 2003, respectively, which vest over a three year period of service. The Company's related costs for the plan were approximately $32,000 and $19,000 during 2002 and 2003, respectively.

6. Stockholders' Equity

Preferred Stock

        The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. ("2M") under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), to 2M for a purchase price of approximately $0.90 per share. The Company used the proceeds from the sale of the Series B Preferred Stock to strengthen its working capital position and for other corporate purposes. Each share of Series B Preferred Stock was initially convertible into one share of Perficient common stock at the election of the holder. The agreement also stipulated criteria for the automatic conversion of Series B preferred shares into common shares in the event that the closing price for Perficient's common stock is greater than $3 per share for 20 consecutive days with an average trading volume greater than 50,000 shares over that same period. As of November 11, 2003, the criteria for automatic conversion were met, and accordingly, all outstanding shares of Series B preferred stock were converted to 1,111,000 shares of common stock. The Company has also issued to 2M a Warrant to purchase up to 555,500 shares of Perficient common stock in connection with this sale of Series B Preferred Stock.

        2M was given the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock on the same terms as described above, however, this option was not exercised and expired on June 26, 2003.

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

        In addition, the Company entered into Registration Rights Agreements with 2M pursuant to which the Company filed on October 10, 2002 a preliminary registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series B preferred stock (and exercise of the Warrants) sold in the private placement. Each share of Series B preferred stock had voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series B preferred stock accrued dividends payable in our common stock at an annual rate per share equal to $0.90 multiplied by an 8% interest rate. Accrued dividends on the Series B preferred stock totaled approximately $41,205 as of December 31, 2002 and $110,027 as of November 10, 2003, the date of the automatic conversion. The accrued dividends on the Series B preferred stock were forfeited under the terms of the automatic conversion.

        In connection with Series B preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $459,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.16 and an exchange ratio of 1.34:1, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $170,000 using the Black-Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

        The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock ("Series A") to such investors for a purchase price of $1.00 per share, for gross proceeds of $1,984,000. The Company used the proceeds from the sale of the Series A Preferred Stock to strengthen its working capital position and for other corporate purposes. Each share of Series A preferred stock was initially convertible into one share of Perficient common stock at the election of the holder, based on a conversion ratio as defined in the agreement, initially set at $1 and adjusted from time to time based on certain anti-dilution provisions. The Company has also issued warrants to purchase 992,000 shares of Perficient common stock in connection with this sale of Series A preferred stock. For every two shares of Series A preferred stock purchased by an investor, such investor received a Warrant to purchase one share of Perficient common stock at an initial exercise price of $2.00 per share of common stock. In addition, the Company entered into Registration Rights Agreements with each of the purchasers pursuant to which the Company filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon the conversion of the Series A preferred stock (and exercise of the Warrants) sold in the private placement which registration statement was declared effective by the Securities and Exchange Commission on October 10, 2002. Each share of Series A preferred stock had voting rights equal to the number of shares of common stock into which the preferred stock could then be converted. The Series A preferred stock accrues dividends at an annual rate per share equal to $1.00 multiplied by the prime rate plus 150 basis points. Accrued dividends on the Series A preferred stock totaled approximately $121,808 as of December 31, 2002 and $210,617 on November 10, 2003, the automatic conversion date. The company paid cash dividends totaling $45,457 to certain holders of Series A Preferred Stock who had voluntarily elected to convert their holdings to common stock prior to the automatic conversion date. The accrued dividends on the Series A preferred stock that was not voluntarily converted prior to November 10, 2003 were forfeited under the terms of the automatic conversion.

        In connection with Series A preferred stock issuance, the Company recognized a beneficial conversion charge equal to approximately $1,180,000, which represents the intrinsic value of the feature using a fair market value of common stock of $1.38 and an exchange ratio of 1.27:1, in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments. The beneficial conversion charge was calculated by first deducting the value of the warrants issued from the proceeds to compute an effective conversion ratio. The warrants were valued at approximately $427,000 using the Black Scholes valuation model, an assumed volatility of 50%, a risk-free interest rate of 3.5%, a weighted-average expected life of 4 years, and a dividend rate of 0%.

        The Company obtained access to $825,000 of the proceeds from the Series A preferred stock issuance in January 2002. The remainder of the funds remained in escrow subject to the completion of the acquisitions of Javelin Solutions, Inc. and Primary Webworks, Inc. d/b/a Vertecon, Inc.. The Company obtained access to the remaining $1,159,000 in May 2002.

        As a result of the Series B issuance discussed above, the conversion ratio for the Series A preferred stock decreased to approximately $0.99. Additionally, as a result of the Series B preferred stock issuance, the number of warrants issued to the Series A investors increased to 1,001,920 and the exercise price was adjusted to approximately $1.98 per share. A beneficial conversion charge of $22,000 related to the change in the Series A preferred stock conversion ratio and a beneficial conversion charge of $11,000 related to the increase in the number of common shares issuable upon the exercise of the warrants was recognized during the second quarter of 2002.

Common Stock

        In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the "1999 Plan"). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's commons stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company's voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The compensation committee may grant options under the discretionary option grant program that will accelerate in the acquisition even if the options are assumed or that will accelerate if the optionee's service is subsequently terminated. The compensation committee may grant options and issue shares that accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual's service.

        The Company has granted stock options to various employees under the terms of the respective employee agreements. The stock options generally vest over three years. The term of each option is ten years from the date of grant.

        The Company recognized $240,688 and $135,927 of stock compensation expense during 2002 and 2003, respectively, as a result of options granted to employees with exercise prices below the fair market value of the underlying common stock on the date of grant, certain modifications to existing options, and the grant of options to certain non-employees. During 2002, the Company recognized deferred compensation totaling $266,173 related to the acquisition of Javelin that is being amortized over the vesting period of the related options. Stock-compensation expense is recognized on a straight-line basis over the related vesting periods. Stock compensation expense for option grants to non-employees was determined using a Black-Scholes pricing model.

        A summary of changes in common stock options during 2002 and 2003 is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Options outstanding at January 1, 2002	3,290,278	$0.02 - $26.00	$4.06
Options granted	1,997,825	$ 0.3 - $ 8.62	$1.20
Options exercised	(37,861)	$0.03 - $ 0.74	$0.20
Options canceled	(859,516)	$0.03 - $26.00	$3.91

Options outstanding at December 31, 2002	4,390,726	$0.02 - $26.00	$2.82
Options granted	2,416,373	$0.50 - $ 2.81	$1.53
Options exercised	(264,140)	$0.03 - $ 1.39	$0.51
Options canceled	(816,767)	$0.03 - $26.00	$2.66

Options outstanding at December 31, 2003	5,726,192	$0.02 - $26.00	$2.42

Options vested, December 31, 2002	2,374,956	$0.02 - $16.94	$3.61

Options vested, December 31, 2003	2,684,572	$0.02 - $16.94	$3.46

        The following is additional information related to stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$ 0.02 - $ 0.50	1,224,262	$0.40	8.33	341,624	$0.16
$ 0.60 - $ 1.41	1,634,600	$1.15	8.34	848,418	$1.14
$ 2.28 - $ 4.50	2,531,277	$2.93	8.54	1,160,202	$3.64
$ 5.07 - $12.97	211,375	$10.26	6.35	209,650	$10.28
$13.25 - $26.00	124,678	$15.18	6.18	124,678	$15.18

$ 0.02 - $26.00	5,726,192	$2.42	8.31	2,684,572	$3.46

        At December 31, 2002 and 2003, the weighted-average remaining contractual life of outstanding options was 8.27 and 8.31 years, respectively. The weighted-average grant-date fair value per share of options granted during 2002 and 2003 at market prices was approximately $.90 and $1.53, respectively. The weighted-average grant-date fair value per share of options granted during 2002 at below market prices was approximately $1.31. During 2003 there were no option grants at below market prices. The weighted-average grant-date fair value per share of options granted during 2002 and 2003 at above market prices was approximately $0.95 and $1.15, respectively.

        At December 31, 2002 and 2003, 11,500,177 and 9,065,879 shares of common stock were reserved for future issuance (at December 31, 2002 6,695,003 shares were reserved for options, 3,114,207 shares were reserved for preferred stock, and 1,690,967 shares were reserved for warrants and at December 31, 2003 7,526,045 shares were reserved for options and 1,539,834 shares were reserved for warrants), and 2,304,276 and 1,799,852 options were available for future grants, respectively.

        The following table summarizes information regarding warrants outstanding and exercisable as of December 31, 2003:

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$21.00	25,000
$12.00	100,000
$8.00	3,750
$2.00	555,500
$1.98	855,584

$1.98-$21.00	1,539,834

7. Line of Credit and Long Term Debt

        The Company has a line of credit facility providing for a borrowing capacity of up to $6,000,000 or 80% of the eligible receivables, subject to certain borrowing base calculations as defined. Borrowings under this agreement, which expires December 2004, bear interest at the bank's prime rate plus 1.00% (5.00% at December 31, 2003). The Company is required to maintain certain financial covenants under this agreement. The line of credit is collateralized by substantially all the assets of the Company. The Company must pay unused line fee charges equal to 0.12%. The amount available for borrowing at December 31, 2003 was $3,072,591.

        Notes payable to related party at December 31, 2002 and 2003 consisted of a non interest-bearing note issued to the shareholders of Javelin Solutions, Inc. ("Javelin") in April 2002 in connection with the Company's acquisition of Javelin. The note provides for payments totaling $1,500,000, of which $875,000 remained outstanding on December 31, 2003. The Company made payments totaling $62,500 in January 2004 and expects to make subsequent payments as follows: $312,500 in April 2004, $250,000 in April 2005, and $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes are subordinate to the Company's line of credit.

        Future minimum debt repayments as of December 31, 2003 are as follows:

Note Payable to Related Party
2004	$375,000
2005	250,000
2006	250,000
Thereafter	—

875,000

Less amount representing interest	(71,822)

Present value of debt commitments	803,178
Less current portion	(366,920)

Long term portion	$436,258

8. Income Taxes

        As of December 31, 2003, the Company had tax net operating loss carry forwards of approximately $2.4 million that will begin to expire in 2019 if not utilized.

        Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2002	2003
Current:
Federal	$—	$487,332
Foreign	—	173,730
State	—	94,343

Total current	—	755,405

Deferred:
Federal	—	—
Foreign	—	—
State	—	—

Total deferred	—	—

	$—	$755,405

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
Deferred tax liabilities:
Deferred income	$(370,901)	$(236,179)

Total deferred tax liabilities	(370,901)	(236,179)

Deferred tax assets:
Depreciable assets	57,128	134,648
Tax loss carryforwards	1,252,402	887,232
Bad debt	210,521	198,189
Stock compensation	145,297	4,111
Accrued liabilities and other	92,489	68,603

Total deferred tax assets	1,757,837	1,292,783
Valuation allowance for deferred tax assets	(1,386,936)	(1,056,604)

Net deferred tax assets	370,901	236,179

Net deferred taxes	$—	$—

        The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $1,152,000 during 2002 and decreased by approximately $330,000 during 2003. The 2003 decrease is primarily due to the use of tax attributes that were not previously benefited. As of December 31, 2003, approximately $693,000 of the valuation allowance relates to acquired entities, and as such, if realized, will reduce goodwill or other noncurrent intangible assets prior to resulting in an income tax benefit.

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

        The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2002	2003
Tax at statutory rate of 34%	$(814,315)	$613,849
State taxes, net of federal benefit	(37,385)	125,494
Goodwill	414,040	207,542
Effect of foreign operations	(12,143)	75,739
Change in valuation allowance	459,685	(330,332)
Other	(9,882)	63,113

	$—	$755,405

9. Commitments And Contingencies

        The Company leases its office facilities and certain equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating Leases
2004	$1,183,158
2005	1,236,920
2006	574,126
2007	242,639
2008	86,610
Thereafter	34,671

Total minimum lease payments	$3,358,124

        Rent expense for the years ended December 31, 2002 and 2003 was $1,281,000 and $1,322,000, respectively. The Company expects to receive sublease income of $220,000 during 2004, $27,000 during 2005 and 2006, and $11,000 during 2005. The expected sublease amounts are reflected as a reduction of the lease commitments presented above.

        As required by certain of the Company's office and equipment leases, the Company has established letters of credit totaling $550,000 to serve as collateral for these certain leases. These letters of credit reduce the amount of borrowing available under the Company's line of credit.

        The Company signed a new employment agreement with its CEO, effective January 1, 2004.

10. Segments of Business and Geographic Area Information

        The Company considers its business activities to constitute a single segment of business. A summary of the Company's operations by geographic area follows:

	Year ended December 31,
	2002	2003
Revenue:
United States	$20,309,905	$29,169,721
Canada	748,943	905,905
United Kingdom	1,391,436	116,296

Total revenue	$22,450,284	$30,191,922

Net income (loss):
United States	$(2,506,025)	$863,929
Canada	42,125	3,630
United Kingdom	68,856	182,473

Total net income (loss)	$(2,395,044)	$1,050,032

Identifiable assets:
United States	$18,898,766	$19,935,222
Canada	256,737	243,379
United Kingdom	437,600	81,382

Total identifiable assets	$19,593,103	$20,259,983

11. Restructuring

        During 2002, the Company implemented certain workforce reductions and office closures resulting in charges of approximately $579,000, consisting of severance pay and related benefits for former employees as well as costs associated with the closure of the London office. The Company recognized $118,000 of costs during 2002 related to the closure of the London office, which consisted of severance and benefits, lease commitments, as well as expected losses on the disposal of fixed assets, attorney and accounting fees, and other costs. As part of these restructurings, the Company reduced its workforce by a total of 30 employees, of which 17 were technology professionals and 13 were involved in selling, general administration and marketing. As of December 31, 2002, approximately $228,000 of restructuring costs was included in other current liabilities, all of which was paid during 2003.

There was no such restructuring during 2003.

12. Balance Sheet Components

	December 31,
	2002	2003
Accounts receivable:
Accounts receivable	$3,878,380	$4,932,165
Unbilled revenue	721,241	1,225,437
Allowance for doubtful accounts	(661,248)	(622,995)

Total	$3,938,373	$5,534,607

Other current liabilities:
Accrued bonus	$634,286	$1,150,614
Accrued restructuring and severance costs	228,145	—
Accrued vacation	241,857	220,443
Other payroll liabilities	268,630	30,934
Sales and use taxes	45,792	85,187
Accrued income taxes	136,486	425,977
Other accrued expenses	455,344	484,524
Software cost of sales	—	646,085
Accrued medical claims	17,705	5,000
Deferred revenue	276,188	262,107

Total	$2,304,433	$3,310,872

13. Related Party Transaction

        During 2002, the Company executed an amendment to a non-compete agreement with a former employee, and as consideration, the Company required this individual to sell a portion of his holdings totaling 400,000 shares of Perficient common stock. With the consent of the Company, John T. McDonald, the Chairman and Chief Executive Officer of the Company, purchased 133,333 shares from this individual at a price of $0.375 per share.

14. Business Combinations

        On April 26, 2002, the Company consummated the acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc. ("Vertecon"), a Missouri corporation, through the merger of Vertecon with and into a wholly-owned subsidiary, Perficient Vertecon, Inc., a Delaware corporation. Perficient Vertecon, Inc. is the surviving corporation to the merger. Vertecon was a St. Louis based eBusiness Solutions provider that used advanced technology solutions to create competitive business advantages for its clients. Vertecon provided its customers with comprehensive solutions across the e-Business life cycle, including strategy, architecture, design, development and implementation services. The Company acquired Vertecon for an aggregate purchase price of approximately $3,247,000, subject to certain post-closing adjustments. The purchase price consisted of 1,994,586 shares of Perficient common stock, of which approximately 551,985 shares were held in escrow until April 2003 at which time 44,787 shares of common stock were forfeited and canceled in accordance with the escrow agreement, the assumption of outstanding Vertecon options and direct acquisition costs. The common stock issued in the Vertecon acquisition was valued at $1.44 per share, which represents the average close price of the Company's common stock at the announcement of the acquisition in October 2001. The acquisition of Vertecon was consummated in order to increase and diversify Perficient's revenue base, add significant and longstanding customer relationships, provide geographic expansion into the St. Louis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors. The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

        On April 26, 2002, the Company consummated the acquisition of Javelin Solutions, Inc. ("Javelin"), a Minnesota "S" corporation, through the merger of Javelin with and into a wholly-owned subsidiary, Perficient Javelin, Inc., a Delaware corporation. Perficient Javelin, Inc. is the surviving corporation to the merger. Javelin Solutions, Inc. was a Minneapolis-based professional services firm providing eBusiness strategy consulting, application design, implementation and integration services to large and major midsize companies. Javelin helped its clients define eBusiness strategies to improve their competitive position and business efficiency and would then design, architect, develop and implement solutions to execute those strategies. Javelin would seek to solve complex eBusiness challenges and create solutions that provided its clients with significant competitive advantages. Javelin offered a full range of integrated services consisting of strategic consulting, design of information architectures, and the creation, customization and implementation of software applications. Javelin also provided consulting services to help clients address security issues and web hosting decisions. As part of these services, Javelin provided application management services for its clients. The Company acquired Javelin for an aggregate purchase price of approximately $5,951,000, subject to certain post-closing adjustments. The purchase price consists of 2,216,255 shares of Perficient common stock, of which approximately 1,108,127 shares were held in escrow until released in April 2003, $1,500,000 in non-interest bearing promissory notes, the assumption of outstanding Javelin options and direct acquisition costs. The notes issued consist of $1,000,000 that are payable in four equal annual installments, and $500,000 (all unpaid installments of these notes issued to certain employee shareholders are subject to forfeiture upon the termination of such employee shareholder for any reason during the two year period following the closing) that are payable in eight quarterly installments. The common stock issued in the Javelin acquisition was valued at $1.70 per share, which represents the average close price of the Company's common stock at the announcement of the acquisition in October 2001. The note payable was discounted using an assumed interest rate of 7.5%. The acquisition of Javelin was consummated in order to increase and diversify Perficient's revenue base, add significant and longstanding customer relationships, provide geographic expansion into the Minneapolis market, increase the number of qualified information technology consultants, and add experienced members of management among other factors. The majority of the excess cost over fair value of assets is attributed to the at-will workforce and, accordingly, is recorded as goodwill.

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

        In connection with the acquisitions of Vertecon and Javelin, we paid a broker fee to WWC Capital Group, LLC of approximately $236,500. Michael J. Cromwell, III, a director of Perficient at the time of the transaction, is a partner of WWC Capital Group, LLC.

15. Subsequent Event (unaudited)

        During the period January 1, 2004 through March 29, 2004 the Company issued 984,750 shares of common stock pursuant to the exercise of warrants, with exercise prices ranging from $1.98 to $2.00, that have been previously issued in connection in connection with its Series A Preferred Stock and Series B Preferred Stock financings.

QuickLinks

PERFICIENT, INC. FORM 10-KSB ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS
PART I
  ITEM 1—DESCRIPTION OF BUSINESS
RISK FACTORS
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
  ITEM 2—DESCRIPTION OF PROPERTY
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7—CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 8—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 8A—CONTROLS AND PROCEDURES
PART III
  ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF REGISTRANT
  ITEM 10—EXECUTIVE COMPENSATION
  ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13—EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
PERFICIENT, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
PERFICIENT, INC. CONSOLIDATED BALANCE SHEETS
PERFICIENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
PERFICIENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PERFICIENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003