Form 10KSB/A
period 2003-12-31
PERFICIENT INC
filed 2004-04-29
CIK 1085869

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
(512) 531-6000
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Class Common Stock, $.001 par value	Name of each exchange on which registered: Boston Stock Exchange
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

EXPLANATORY NOTE

        The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2003 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB. There are no further changes to our Annual Report on Form 10-KSB filed on March 30, 2004.

PART III

ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Our executive officers and directors and their ages as of the date of this filing are as follows:

Name	Age	Position with Perficient
John T. McDonald	40	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey S. Davis	39	Chief Operating Officer and President
Michael D. Hill	35	Chief Financial Officer
David S. Lundeen(1),(2)	42	Director
Dr. W. Frank King(1)	64	Director
Philip J. Rosenbaum(1)	54	Director
Robert E. Pickering, Jr.	52	Director
Max D. Hopper(2)	69	Director

(1)
Indicates that the individual is a member of the audit committee.
(2)
Indicates that the individual is a member of the compensation committee.

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

        Jeffrey S. Davis became Perficient's Chief Operating Officer upon the closing of the acquisition of Vertecon in April 2002. He previously served the same role since October 1999 at Vertecon prior to its merger with Perficient. Mr. Davis has 13 years of experience in technology management and consulting. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnel

Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

        Michael D. Hill joined Perficient in February 2004 as Chief Financial Officer. From June 2002 through February 2004, Mr. Hill served as Director of Finance and Controller of PerformanceRetail, Inc., a software company. From February 1999 to June 2002, Mr. Hill held various Director and VP-level positions with several technology companies including CreditMinders, Inc., Kinetrix Solutions, Inc. and Agillion, Inc. Prior to February 1999, Mr. Hill was an Assurance and Advisory Business Services manager with Ernst & Young LLP's Assurance and Advisory Business Services practice in Austin. Mr. Hill held various other positions at Ernst & Young LLP since December 1991. Mr. Hill graduated from the University of Texas at Austin in December 1991 with a degree of B.B.A. in Accounting. Mr. Hill is a licensed certified public accountant in the State of Texas.

        David S. Lundeen joined Perficient in April 1998 as a director. From March 1999 through 2002, Mr. Lundeen was a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen currently serves as a member of the Board of Directors of TippingPoint Technologies, Inc. and Parago, Inc. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988. The Board of Directors has determined that Mr. Lundeen is an audit committee financial expert, as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission.

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

        Philip J. Rosenbaum became a member of Perficient's Board of Directors in June 1999. Since May 1995, Mr. Rosenbaum has been a self-employed developer of new businesses, investor and consultant. From February 1993 to May 1995, Mr. Rosenbaum was Vice President of International Operations of Unify Corporation, a software development tool supplier. Mr. Rosenbaum also serves on the board of directors of a privately-held software company. Mr. Rosenbaum received a B.S. from Rutgers in 1972.

        Robert E. Pickering, Jr. has held the position of CEO of IconMedialab International, an IT services company with headquarters in The Netherlands beginning in 2002. Mr. Pickering began his IT services career in 1974 at Andersen Consulting (now Accenture), where he was a partner. After 11 years at Andersen, where he managed and directed several system development and outsourcing projects, Mr. Pickering joined First City Bankcorp in 1996, as Chief Information Officer. Three years later in 1999, he became Chief Information Officer of Continental Airlines. Mr. Pickering was also Chairman and CEO of Origin from 1998 to 2000, one of the largest IT services companies in Europe. Mr. Pickering was Chairman and CEO of e2i Inc. from May 2000 to December 2001, which filed for protection under the federal bankruptcy laws in December 2001. Mr. Pickering also serves on the boards of a variety of organizations including the American Chamber of Commerce in the Netherlands, B&J Foodservice in Kansas City, and Ora Oxygen, a travel spa based in The Netherlands. Mr. Pickering is a graduate of Baylor University.

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

Codes of Conduct and Ethics

        The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all employees and directors of the Company while acting on the Company's behalf and has adopted a Financial Code of Ethics applicable to the chief executive officer, the chief financial officer and controller or principal accounting officer. The Corporate Code of Business Conduct and Ethics is attached as Exhibit 14.1 and the Financial Code of Ethics is attached as Exhibit 14.2.

Section 16 Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq SmallCap Market. Based solely on a review of the copies of reports furnished to us and written representations from our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that, during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied except that the following individuals failed to timely file an Initial Statement of Beneficial Ownership on Form 3:

Frank King,	Director
Max Hopper,	Director
Robert Pickering,	Director
Phil Rosenbaum,	Director
Mark Mauldin,	former Officer
Jeff Davis,	Officer

ITEM 10—EXECUTIVE COMPENSATION

        The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as Perficient's Chief Executive Officer and certain other executive officers during fiscal year 2003 for services rendered in all capacities during the years presented. Mark D. Mauldin joined Perficient in June 2000, was appointed Chief Financial Officer in December 2002 and resigned in February 2004.

		Annual Compensation						Compensation
Name and Principal Position	Year	Salary($)		Bonus($)		Other Annual Compensation($)(1)		Securities Underlying Options(#)(2)
John T. McDonald Chief Executive Officer and Chairman of the Board	2003 2002 2001	$ $ $	225,000 225,000 174,825	$ $ $	200,048 46,406 —	$ $ $	3,000 2,750 2,627	425,000 338,000 406,211
Jeffrey S. Davis Chief Operating Officer	2003 2002	$ $	205,000 136,667	$ $	145,813 25,370	$ $	3,000 2,431	250,000 85,000
Tim Thompson Chief Business Development Officer	2003 2002	$ $	160,000 160,000	$ $	75,512 129,081	$ $	3,000 2,323	75,000 30,000
Dale Klein Chief Corporate Development Officer	2003 2002	$ $	100,000 66,767	$ $	13,337 4,641	$ $	1,601 1,001	100,000 29,000
Mark D. Mauldin Chief Financial Officer	2003 2002	$ $	102,375 97,500	$ $	54,613 6,094	$ $	2,138 1,556	40,000 20,000

(1)
Mr. McDonald's current employment agreement, which was approved by the Board of Directors on March 29, 2004, specifies a salary increase to $250,000 per annum if the Company's net revenue per quarter equals or exceeds ten million dollars at any time following January 1, 2004.

(2)
In September 2001, Mr. McDonald was granted options to purchase 106,383 shares of our Common Stock with an exercise price of $0.31 per share in lieu of a $50,000 cash bonus.

(3)
In February 2003, Mr. McDonald was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50. In February 2003, Mr. Davis was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50 per share. In February 2003, Mr. Mauldin was granted options to purchase 20,000 shares of our Common Stock with an exercise price of $0.50 per share In October 2001, Mr. Davis was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share and options to purchase 27,654 shares of our Common Stock with an exercise price of $0.34 per share. In October 2001, Mr. Thompson was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share. In October, 2001, Mr. Thompson was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share.

Option Grants in Last Fiscal Year to Named Executive Officers

        The following table sets forth information related to the grant of stock options by us during the year ended December 31, 2003 to the named executive officers.

Individual Grants
	Number of Securities Underlying Options (#)(1)	% of Total Options Granted to Employees in Fiscal 2003(2)		Exercise or Base Price ($/sh)	Market Price on Date of Grant ($/sh)	Expiration Date
John T. McDonald	125,000 300,000	5.17 12.42	% %	0.50 2.28	0.50 2.28	02/13/2013 12/11/2013
Jeffrey S. Davis	125,000 125,000	5.17 5.17	% %	0.50 2.28	0.50 2.28	02/13/2013 12/11/2013
Dale S. Klein	50,000 50,000	2.07 2.07	% %	0.50 2.28	0.50 2.28	02/13/2013 12/11/2013
Tim J. Thompson	25,000 50,000	1.03 2.07	% %	0.50 2.28	0.50 2.28	02/13/2013 12/11/2013
Mark D. Mauldin	20,000 20,000	0.83 0.83	% %	0.50 2.28	0.50 2.28	02/13/2013 12/11/2013

(1)
In February 2003, Mr. McDonald was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50. In February 2003, Mr. Davis was granted options to purchase 125,000 shares of our Common Stock with an exercise price of $0.50 per share. In February 2003, Mr. Mauldin was granted options to purchase 20,000 shares of our Common Stock with an exercise price of $0.50 per share. In October 2001, Mr. Davis was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share and options to purchase 27,654 shares of our Common Stock with an exercise price of $0.34 per share. In October 2001, Mr. Thompson was granted options to purchase 110,810 shares of our Common Stock with an exercise price of $1.35 per share.

(2)
Based on an aggregate of 2,416,000 options granted during the year ended December 31, 2003.

Option Exercises and Fiscal Year End Values

        The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of our Common Stock less the exercise price with respect to the named executive officers). None of the named executive officers exercised stock options during the fiscal year ended December 31, 2003. No stock appreciation rights were outstanding as of December 31, 2003.

	Number of Securities Underlying Unexercised Options at December 31, 2003(#)
			Value of Unexercised in-the-Money Options at December 31, 2003($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John T. McDonald	598,292	620,919	413,310	427,502
Jeffrey S. Davis	144,026	329,438	164,613	296,700
Dale S. Klein	14,499	114,501	15,804	102,806
Tim J. Thompson	88,872	126,938	82,096	92,725
Mark D. Mauldin	50,366	51,252	20,826	45,701

(1)
Based on the fair market value of Perficient's Common Stock at December 31, 2003 ($2.24 per share), as reported on the NASDAQ SmallCap Market.

Compensation of Directors

        In April 2003, the Board of Directors unanimously approved a new director compensation plan with the following provisions:

  •
  Each non-employee board member will receive $500 for each board meeting attended.

  •
  Each audit committee member will receive $1,250 for each audit committee meeting.

  •
  Each compensation committee member will received $500 for each compensation committee meeting.

  •
  The chairman of the audit committee will receive an additional $2,500 annually.

  •
  Each non-employee board member will receive 5,000 vested options annually.

  •
  Each committee member will receive an additional 5,000 vested options annually.

        In 2003, Dr. King received $12,250, Mr. Rosenbaum received $11,000, Mr. Lundeen received $3,500, Messrs. Hopper and Pickering each received $1,000, and Mr. Cromwell received $500 in Board of Directors fees for fiscal 2003. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. All non-management Directors are eligible to receive stock options of 5,000 shares per year for their services.

Employment Arrangements

        Perficient has a two-year employment agreement with Mr. McDonald that terminates on December 31, 2005. This employment agreement was approved by the Board of Directors on March 29, 2004. Mr. McDonald's employment agreement provides for the grant of options to purchase 150,000 shares of our Common Stock for each year of service. Those options vest over a four year period. Mr. McDonald is entitled to an annual bonus of equal to 100% of his annual salary in the event Perficient achieves certain performance targets approved by the Board of Directors. If Mr. McDonald is terminated without cause (or if he voluntarily terminates his employment following a change in control), he will receive 24 months' severance pay, option vesting acceleration and shall receive benefits and the use of his office and administrative assistance during such period. Mr. McDonald has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment.

        Pursuant to the Vertecon Merger Agreement, we have entered into an employment agreement with Jeffrey Davis for an employment term beginning on April 26, 2002, the closing date of the Vertecon Merger. Mr. Davis is our Chief Operating Officer and will be employed for an initial term of two years. He will be paid an annual salary of $205,000 and was granted a non-qualified stock option under our option plan to purchase 110,810 shares of our Common Stock and another non-qualified stock option in satisfaction of certain accrued bonus payments owed to him by Vertecon. Mr. Davis is also eligible to receive an annual bonus equal to up to 40% of his salary. Mr. Davis will receive six months severance pay if Perficient terminates him without cause. Additionally, Mr. Davis has agreed to refrain from competing with Perficient for a period of two years following the termination of his employment. The Company and Mr. Davis are currently negotiating a renewal to Mr. Davis' employment agreement.

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of Perficient Common Stock as of April 26, 2004 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each such class; (ii) each executive officer listed in the Summary Compensation table below; (iii) each director of Perficient; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares Beneficially Owned	Percent of Class(2)
Morton H. Meyerson(3) 3401 Armstrong Ave. Dallas, Texas 75205	2,958,013	17.34%
John T. McDonald(4)	1,775,823	9.96%
2M Technology Ventures, L.P. 3401 Armstrong Ave. Dallas, Texas 75205	1,666,500	9.77%
David S. Lundeen(6)	529,916	3.10%
Dale Klein(7)	472,231	2.76%
Beekman Ventures, Inc.	267,342	1.57%
Jeffrey Davis(8) 622 Emerson Road Suite 400 Creve Coeur, MO 63141	280,970	1.63%
Robert E. Pickering, Jr.(9)	161,500	*
Philip J. Rosenbaum(10)	125,750	*
Dr. W. Frank King(11)	66,666	*
Mark D. Mauldin(12)	33,283	*
Max D. Hopper(13)	20,000	*
Tim Thompson(14)	154,276	*
Directors and executive officers as a group (10 persons)	3,620,415	19.64%

*
Indicates less than 1% of the outstanding shares of Perficient Common Stock.

(1)
Unless otherwise indicated, the address of each person or entity is 1120 South Capital of Texas Highway, Suite 220, Building 3, Austin, Texas, 78746.

(2)
Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage of beneficial ownership is based on 17,061,220 shares of Common Stock outstanding as of April 26, 2004, respectively.

(3)
Includes 1,666,500 shares of Perficient Common Stock held by 2M Technology Ventures, L.P. which is controlled by Mr. Meyerson who holds sole voting power and sole dispositive power with respect to such shares.

(4)
Includes 261,642 shares owned by Beekman Ventures, Inc., of which Mr. McDonald is president and sole stockholder. Mr. McDonald is deemed to be the beneficial owner of such shares. Also includes options to purchase 712,875 shares under Perficient's stock option plan. Does not include options to purchase 506,336 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof. Includes warrants to purchase 50,500 shares of Perficient Common Stock. Mr. McDonald's total share ownership, including options that are not exercisable within 60 days of the date hereof, is 2,287,859 shares.

(5)
Includes 909,000 shares owned by WWC Capital L.P.. Mr. Cromwell, a former director, is a control person of WWC Capital Management, L.L.C., which is the general partner of WWC Capital Fund, L.P. This information is based solely on the Schedule 13D filed by WWC Capital Fund, L.P. on January 11, 2002.

(6)
Includes options to purchase 54,166 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 20,834 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(7)
Includes options to purchase 40,166 shares of Perficient Common Stock exercisable within 60 days of the date hereof.

(8)
Includes options to purchase 187,079 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 244,720 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(9)
Includes options to purchase 10,000 shares of Perficient Common Stock exercisable within 60 days of the date hereof.

(10)
Includes options to purchase 50,000 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Also includes warrants to purchase 25,250 shares of Perficient Common Stock.

(11)
Includes options to purchase 66,666 shares of Perficient Common Stock exercisable within 60 days of the date hereof. Does not include options to purchase 8,334 shares of Perficient Common Stock that are not exercisable within 60 days of the date hereof.

(12)
Includes options to purchase 34,950 shares of Perficient Common Stock that are exercisable as of the date hereof. Mr. Mauldin served as the Company's Chief Financial Officer until February 2004. If not exercised, these option shares will be forfeited on June 2, 2004.

(13)
Includes options to purchase 10,000 shares of Perficient Common Stock exercisable within 60 days of the date hereof.

(14)
Includes options to purchase 122,756 shares of Perficient Common Stock exercisable within 60 days of the date hereof.

Equity Compensation Plan Information

        The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,234,897	$3.02	677,192
Equity compensation plans approved by security holders(2)(3)(4)	106,383	$0.31	—

Total	5,341,280	$2.95	677,192

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

        In the sale of our Series A convertible Preferred Stock pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, Watershed-Perficient, LLC purchased 625,000 shares of Series A Convertible Preferred Stock and received Warrants for the purchase of 312,500 shares of our Common Stock in connection with the purchase of Series A Convertible Preferred Stock. All of our Series A Convertible Preferred Stock converted into Common Stock on November 11, 2003. Watershed-Perficient, LLC dissolved during 2003 and distributed its shares of Common Stock and Warrants to its members, one of whom was Robert E. Pickering, Jr., one of our directors.

        On December 10, 2003, Mr. Pickering exercised warrants for 50,500 shares with an exercise price of $1.98 per share.

  WWC Capital Group Relationship

        Perficient has paid $236,500 in fees to WWC Capital during 2002 and 2003 for finder and advisory fees for the Vertecon and Javelin acquisitions and other acquisition advisory services. Michael J. Cromwell, III, a director of Perficient, is a co-founder and partner of WWC Capital Group and was a director of Perficient from March 13, 2002 to October 17, 2003.

ITEM 13—EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number	Description
2.1##	Agreement and Plan of Merger, dated as of September 30, 2001, by and among Perficient, Inc., Perficient Vertecon, Inc., Primary Webworks, Inc. d/b/a Vertecon, Inc., and certain shareholders of Vertecon, Inc.
2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
3.1+	Certificate of Incorporation of Perficient, Inc.
3.2+	Bylaws of Perficient Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6###	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.
10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).
10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.
10.7***	Subcontract Agreement, dated as of November 4, 1999 between Perficient and Plumtree, Inc.
10.8++	Lease by and between HUB Properties Trust and Perficient.
10.9#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.
10.10##	Employment Agreement with Jeffrey Davis
10.11##	Employment Agreement with Dale Klein
10.12##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.13##	Form of Voting Agreement regarding Javelin Stock Issuance

10.14##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.15+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
10.16###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.
10.17###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.
10.18####	Amendment dated August 28, 2003 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc.
10.19####	Employment agreement with John T. McDonald and Perficient, Inc. dated January 1, 2004.
14.1	Corporate Code of Business Conduct and Ethics
14.2	Financial Code of Ethics
21.1##	Subsidiaries.
23.1####	Consent of Ernst & Young LLP.
31.1	Certification to the Securities and Exchange Commission by Small Business Issuer's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1####	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350.
99.1####	Loan and security agreement dated December 5, 2003 between Silicon Valley Bank and Perficient, Inc.
+
Previously filed with the Securit ies and Exchange Commission as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.

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

####
Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        Audit services performed for the Company by Ernst & Young LLP consist of the audit of our annual financial statements for the fiscal year included in our Form 10-KSB and for the reviews of the financial statements included our quarterly reports on Form 10-QSB. Audit fees for fiscal years 2003 and 2002 were $82,500 and $82,750, respectively, and fees for audit-related services were $3,000 and $23,000 in fiscal years 2003 and fiscal 2002, respectively. Audit related services generally include fees for business acquisitions, accounting consultations and SEC registration statements.

Tax Fees

        Aggregate fees billed by Ernst & Young LLP for non-audit related services, consisting mainly of tax consulting and compliance services, totaled approximately $42,000 in fiscal 2002. There were no fees billed by Ernst & Young LLP for non-audit related services in fiscal 2003.

Audit Committee Pre-Approval Policies and Procedures

        It is the Company's policy that all audit and non-audit services to be performed by its principal accountants be approved in advance by the Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC. (Registrant)
/s/ JOHN T. MCDONALD John T. McDonald Chief Executive Officer

April 29, 2004 Date

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN T. MCDONALD John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 29, 2004
/s/ MICHAEL D. HILL Michael D. Hill	Chief Financial Officer	April 29, 2004
/s/ DAVID S. LUNDEEN David S. Lundeen	Director	April 29, 2004
/s/ DR. W. FRANK KING Dr. W. Frank King	Director	April 29, 2004
/s/ PHILIP J. ROSENBAUM Philip J. Rosenbaum	Director	April 29, 2004
/s/ ROBERT E. PICKERING, JR. Robert E. Pickering, Jr.	Director	April 29, 2004
/s/ MAX D. HOPPER Max D. Hopper	Director	April 29, 2004

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 10—EXECUTIVE COMPENSATION
  ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13—EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES