Form 10QSB
period 2004-03-31
PERFICIENT INC
filed 2004-05-14
CIK 1085869

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly Period Ended March 31, 2004

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
(Issuer’s telephone number)

None
(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

(1)                                  Yes ☒ No ☐

(2)                                  Yes ☒ No ☐

The number of shares of the Issuer’s Common Stock outstanding as of March 31, 2004 was 15,213,816.

Transitional Small Business Disclosure Format:             Yes ☐    No ☒

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB

FOR QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash	$1,989,395	$4,075,929
Accounts receivable, net	5,534,607	6,673,514
Other current assets	297,058	324,203
Total current assets	7,821,060	11,073,646
Property and equipment, net	699,145	619,964
Intangible assets, net	11,693,834	11,643,834
Other noncurrent assets	45,944	46,066
Total assets	$20,259,983	$23,383,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,895	$372,319
Other current liabilities	3,310,872	3,315,592
Current portion of note payable to related party	366,920	310,559
Total current liabilities	3,807,687	3,998,470
Note payable to related party, net of current portion	436,258	444,490
Total liabilities	4,243,945	4,442,960

Stockholders’ equity:
Common stock	14,033	15,213
Additional paid-in capital	76,315,780	78,618,401
Deferred stock compensation	(26,623)	(14,154)
Accumulated other comprehensive loss	(51,830)	(64,106)
Accumulated deficit	(60,235,322)	(59,614,804)
Total stockholders’ equity	16,016,038	18,940,550
Total liabilities and stockholders’ equity	$20,259,983	$23,383,510

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2003	2004

Revenue
Services	$5,745,310	$6,663,786
Software	1,397,835	1,330,476
Reimbursable expenses	462,592	378,165
Total revenue	7,605,737	8,372,427

Cost of revenue
Project personnel costs	3,206,273	3,695,143
Software costs	1,196,750	1,153,353
Reimbursable expenses	462,592	378,165
Other project related expenses	73,196	110,273
Total cost of revenue	4,938,811	5,336,934
Gross margin	2,666,926	3,035,493

Selling, general and administrative	1,962,226	1,840,203
Stock compensation	41,869	12,468
Depreciation	201,162	101,122
Amortization of intangibles	337,500	50,001
Total operating expense	2,542,757	2,003,794

Income from operations	124,169	1,031,699

Interest income	1,004	98
Interest expense	(74,588)	(14,371)
Other	(5,965)	2,092
Income before income taxes	44,620	1,019,518

Provision for income taxes	130,000	399,000
Net income (loss)	$(85,380)	$620,518
Accretion of dividends on preferred stock	(46,830)
Net income (loss) available to common stockholders	(132,210)	620,518
Basic net income (loss) per share	(0.01)	0.04
Diluted net income (loss) per share	$(0.01)	$0.04
Shares used in computing basic net income (loss) per share	8,947,792	14,500,158
Shares used in computing diluted net income (loss) per share	8,947,792	17,634,229

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Cash flows

(unaudited)

	Three months ended March 31,
	2003	2004
OPERATING ACTIVITIES
Net income (loss)	$(85,380)	$620,518
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	201,162	101,122
Amortization of intangibles	337,500	50,001
Non-cash stock compensation	41,869	12,468
Non-cash interest expense	22,438	14,371
Changes in operating assets and liabilities:
Accounts receivable	(1,232,358)	(1,143,510)
Other assets	112,215	(27,186)
Accounts payable	215,820	242,400
Other liabilities	353,452	29,028
Net cash used in operating activities	(33,282)	(100,788)

INVESTING ACTIVITIES
Purchase of property and equipment	(57,635)	(21,975)
Payments on Javelin notes	(62,500)	(62,500)
Net cash used in investing activities	(120,135)	(84,475)

FINANCING ACTIVITIES
Payments on capital lease obligation	(56,868)	—
Proceeds from short-term borrowings	166,282	—
Payment of dividends	—	(24,006)
Proceeds from stock issuances, net	—	2,303,801
Net cash provided by financing activities	$109,414	$2,279,795
Effect of exchange rate on cash and cash equivalents	5,227	(7,998)
Change in cash and cash equivalents	(38,776)	2,086,534
Cash and cash equivalents at beginning of period	1,525,002	1,989,395
Cash and cash equivalents at end of period	$1,486,226	$4,075,929

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as amended. Operating results for the three months ended March 31, 2004 may not be indicative of the results for the full fiscal year ending December 31, 2004.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2004, respectively: risk free interest rate of 3.5% and 2.98%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066 and 1.515.

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

The following table illustrates the effect on net income (loss) and earnings per share if the company had applied the fair value recognition provisions of SFAS 123:

		Three Months Ended March 31,
		2003	2004

Net income (loss) - as reported		$(132,210)	$620,518
Add:	Total stock-based compensation costs included in the determination of net loss available to common stockholders as reported	41,869	12,468
Less:	The stock-based employee compensation cost that would have been included in the determination of net income (loss) available to common stockholders if the fair value based method had been applied to all awards	(605,905)	(368,702)

Pro forma net income (loss)		(696,246)	264,284

Beneficial conversion charge on preferred stock		—	—
Accretion of dividends on preferred stock		(46,830)	—

Pro forma net income (loss) available to common stockholders		$(743,076)	$264,284

Earnings (loss) per share:
Basic - as reported		$(0.02)	$0.04
Basic - pro forma		$(0.08)	$0.02

Diluted - as reported		$(0.02)	$0.04
Diluted - pro forma		$(0.08)	$0.01

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from software sales is recorded on a gross basis based on the Company’s role as principal in the transaction. As provided in EITF 99-19 criteria to be considered “principal”, the Company is the primary obligator and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis.

Intangible Assets

Intangible assets, primarily resulting from purchased business combinations, are being amortized using the straight-line method with a life of two to three years for employment and non-compete agreements and a life of three to five years for customer relationship intangibles.

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under these rules, ratable amortization of intangible assets with indefinite lives, including goodwill, has been replaced with periodic review and analysis to assess possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. In accordance with SFAS No. 142, the Company assesses its goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2003	2004

Net income (loss)	$(85,380)	$620,518
Accretion of dividends on preferred stock	(46,830)	—
Net income (loss) available to common stockholders	$(132,210)	$620,518

Basic:
Weighted-average shares of common stock outstanding	10,607,892	14,500,158
Weighted-average shares of common stock outstanding subject to contingency	(1,660,100)	—
Shares used in computing basic net income (loss) per share	8,947,792	14,500,158

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency	—	—
Preferred stock	—	—
Stock options	—	2,694,901
Warrants	—	439,170
Shares used in computing diluted net income (loss) per share	8,947,792	17,634,229
Basic net income (loss) per share	$(0.01)	$0.04
Diluted net income (loss) per share	$(0.01)	$0.04

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2003, as the effect of the assumed exercise of stock options and warrants, the issuance of contingently issuable shares resulting from business combinations, and shares of common stock issuable upon the conversion of convertible preferred stock is anti-dilutive due to the Company’s net loss for that three-month period. Diluted net loss per share for the three months ended March 31, 2003 excludes common stock equivalents of 5,419,635.

5. Stockholders’ Equity

Pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, we sold 1,984,000 shares of our Series A Convertible Preferred Stock and issued Warrants to purchase up to 992,000 shares of our common stock.  In addition, pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, we sold 1,111,000 shares of our Series B Convertible Preferred Stock and issued Warrants to purchase up to 555,500 shares of our common stock.  All of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock converted into Common Stock on November 11, 2003.  During the quarter ended March 31, 2004, certain of these aforementioned Warrants for the purchase of 1,111,000 shares of our common stock were exercised for an aggregate purchase price of approximately $2.2 million.

6. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB clarified some of the provisions in a revised FIN 46 (“FIN 46R”).  FIN 46R defines the characteristics of a variable interest entity (“VIE”) and requires that if a company is the primary beneficiary of a VIE, that VIE’s assets, liabilities and results of operations should be consolidated in the company’s financial statements.  A company is the primary beneficiary of a VIE if the company will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both.  Since the Company does not hold an interest in any entity that has the characteristics of a VIE, the adoption of FIN 46R during the quarter ended March 31, 2004 had no impact on the Company’s consolidated financial statements.

7. Balance Sheet Components

	December 31, 2003	March 31, 2004
		(unaudited)
Accounts receivable:
Accounts receivable	$4,932,165	$5,577,671
Unbilled revenue	1,225,437	1,743,062
Allowance for doubtful accounts	(622,995)	(647,219)
Total	$5,534,607	$6,673,514

Other current liabilities:
Accrued bonus and commissions	$1,150,614	$625,545
Accrued vacation	220,443	129,550
Other payroll liabilities	30,934	27,987
Sales and use taxes	85,187	67,247
Accrued income taxes	425,977	706,684
Other accrued expenses	1,130,609	1,119,996
Accrued medical claims	5,000	5,000
Deferred revenue	262,107	633,583
Total	$3,310,872	$3,315,592

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2003	2004

Net income (loss)	$(85,380)	$620,518
Foreign currency translation adjustments	(4,604)	(12,276)
Total comprehensive net income (loss)	$(89,984)	$608,242

9. Subsequent Event

On April 2, 2004, the Company consummated the acquisition by way of merger of Genisys Consulting, Inc. (“Genisys”), an Illinois corporation, with and into our wholly-owned subsidiary, Perficient Genisys, Inc., a Delaware corporation.  Perficient Genisys, Inc. is the surviving corporation to the merger.  The Company paid approximately $7.9 million consisting of approximately $1.5 million in cash and 1.7 million shares of the Company’s common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $3.77 per share, which was the average closing price of our common stock for the 30 consecutive trading days ending on April 1, 2004.  The common stock issued in connection with the merger included approximately 0.8 million shares which are restricted from sale through April 1, 2007, and another 0.4 million shares held in escrow until April 1, 2005.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and the other financial information included elsewhere in this Report on Form 10-QSB.

We were incorporated in September 1997 and began generating revenue in February 1998. We generate revenue from professional services performed for our end-user customers, and the end-user customers of our software partners. Additionally, we generate revenue from selling software.

In August 2003 we entered into a one-year extension of our existing services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere®™ customers. The current agreement will terminate on September 1, 2004. Prior to that date, IBM has the right to terminate the agreement upon five (5) days prior written notice. Revenue from IBM was approximately 34% and 33% of total revenue for the three months ended March 31, 2003 and 2004, respectively. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue and net income. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

Revenue is derived primarily from professional services provided on a time and materials basis, with the remaining revenue provided from fixed fee engagements and software sales. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended by our professionals in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. Software revenue is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis.

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

Our gross margins are affected by trends in the utilization rate of our professionals (defined as the percentage of our professionals’ time billed to customers, divided by the total available hours in the respective period), the salaries we pay our consulting professionals, and the average rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, our utilization rate will decline and adversely affect our gross margins.

During 2002, the Company implemented certain workforce reductions and office closures resulting in total charges of $579,000 during 2002. As of December 31, 2002, accrued restructuring costs totaled $228,000, all of which were paid during the three months ended March 31, 2003. There was no such restructuring during 2003 or during the 3 months ended March 31, 2004.

Results Of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2004

Revenue.  Total gross revenue increased from $7,606,000 for the three months ended March 31, 2003 to $8,372,000 for the three months ended March 31, 2004. Services revenue increased from $5,745,000 for the three months ended March 31, 2003 to $6,664,000 for the three months ended March 31, 2004. The increase in services revenue resulted from an increase in employee utilization during 2004 compared to 2003. Utilization for the three months ended March 31, 2003 and 2004, was 72% and 80%, respectively. During the three months ended March 31, 2003 and 2004, 34% and 33%, respectively, of our revenue was derived from IBM. Software revenue decreased from $1,398,000 for the three months ended March 31, 2003 to $1,330,000 for the three months ended March 31, 2004. Software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expenses were $378,000 for the three months ended March 31, 2004 compared to $463,000 for the three months ended March 31, 2003. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, cost of software, and reimbursed and project related expenses, increased from $4,939,000 for the three months ended March 31, 2003 to $5,337,000 for the three months ended March 31, 2004. The increase in cost of revenue over the respective quarters was due to the overall increase in billable hours combined with an incremental increase in performance based compensation.  Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from $2,667,000 for the three months ended March 31, 2003 to $3,035,000 for the three months ended March 31, 2004. Gross margin as a percentage of revenue was 35% for the three months ended March 31, 2003 and 36% for the three months ended March 31, 2004.  Services gross margin was 43% for the three months ended March 31, 2003 and 2004. Services gross margin has remained steady for these periods, as the increase in utilization rate was offset by an incremental increase in performance based compensation. Gross margin for services can fluctuate depending upon a number of factors including our ability to successfully manage the utilization rates and salaries of our consultants, and the rates we can charge for our services. Software gross margin was 14% and 13% for the three months ended March 31, 2003 and 2004, respectively. Gross margin for software can fluctuate due to the market competitiveness for each sale, but has remained relatively constant for these periods.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses decreased from $1,962,000 for the three months ended March 31, 2003 to $1,840,000 for the three months ended March 31, 2004. The decrease is the result of cost management and improved operating efficiency.  Selling, general and administrative expenses as a percentage of revenue decreased from 26% for the three months ended March 31, 2003 to 22% for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses as a percent of revenue is the result of increased selling and operating efficiency during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $42,000 during the three months ended March 31, 2003 to $12,000 during the three months ended March 31, 2004.  Such stock compensation is generally expensed across the vesting periods of the related option grants.  Stock compensation expense has decreased in the three months ended March 31, 2004, as a portion of these stock options have become fully vested.

Depreciation.  Depreciation expense decreased from $201,000 during the three months ended March 31, 2003 to $101,000 during the three months ended March 31, 2004. The decrease is due to a general decrease in purchases along with an increasing number of fully depreciated assets.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions of Compete, Inc. in May 2000, Core Objective, Inc. in November 2000, and Vertecon and Javelin in April 2002. Amortization decreased from $338,000 during the three months ended March 31, 2003 to $50,000 during the three months ended March 31, 2004. The decrease in amortization expense reflects the end of the assigned three-year useful life for the Compete intangible assets.

Interest Expense.  Interest expense decreased from $75,000 during the three months ended March 31, 2003, to $14,000 for the three months ended March 31, 2004 due to the full pay back in December 2003 of funds previously borrowed against Perficient’s line of credit.

Provision for Income Taxes.  We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 39% for the three months ended March 31, 2004. The tax provision for the three months ended March 31, 2004 was calculated based on various permanent and temporary book to tax differences.

Liquidity And Capital Resources

We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to 80% of eligible accounts receivable as defined in the agreement up to a maximum of $6,000,000. We are also required to comply with certain financial covenants under this agreement, which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.50 to 1.00.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.00% (5.0% as of March 31, 2004). As of March 31, 2004, there were no amounts outstanding under this line of credit and available borrowings totaled $3,316,924.

In connection with the acquisitions of Javelin and Vertecon, we were required to establish various letters of credit totaling $550,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. One letter of credit for $300,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

Net cash used in operations for the three months ended March 31, 2004 was $101,000 primarily due to the increase in the net accounts receivable balance.  As of March 31, 2004, we had $4,076,000 in cash and working capital of $7,075,000.  On April 2, 2004, we acquired Genisys Consulting, Inc., which required approximately $1,500,000 of our cash plus additional cash for other related acquisition costs.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, of which $1 million is payable in four equal annual installments on the anniversary of the closing date of the acquisition, and for which we have paid the first two installments of $250,000 in April 2003 and May 2004. The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002. Accordingly, we have paid $62,500 in July 2002, $62,500 in October 2002, $62,500 in January 2003, $62,500 in April 2003, $62,500 in July 2003, $62,500 in October 2003, $62,500 in January 2004, and $62,500 in May 2004.

We expect to fund our operations during the remainder of 2004 and through 2005 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term or we are unable to negotiate a new line of credit, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock or outstanding preferred stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

Critical Accounting Policies

Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method (based on the ratio of hours expended to total estimated hours). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 60 days payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Software revenue is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software sale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis. We record an expense for the expected losses on uncollectible accounts receivable each period based on known facts and circumstances for the respective period.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB clarified some of the provisions in a revised FIN 46 (“FIN 46R”).  FIN 46R defines the characteristics of a variable interest entity (“VIE”) and requires that if a company is the primary beneficiary of a VIE, that VIE’s assets, liabilities and results of operations should be consolidated in the company’s financial statements.  A company is the primary beneficiary of a VIE if the company will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur, or both.  Since the Company does not hold an interest in any entity that has the characteristics of a VIE, the adoption of FIN 46R during the quarter ended March 31, 2004 had no impact on the Company’s consolidated financial statements.

Subsequent Event

On April 2, 2004, we consummated the acquisition by way of merger of Genisys Consulting, Inc. (“Genisys”), an Illinois corporation, with and into our wholly-owned subsidiary, Perficient Genisys, Inc., a Delaware corporation.  Perficient Genisys, Inc. is the surviving corporation to the merger.  We paid approximately $7.9 million consisting of approximately $1.5 million in cash and 1.7 million shares of our common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $3.77 per share, which was the average closing price of our common stock for the 30 consecutive trading days ending on April 1, 2004.  The common stock issued in connection with the merger included approximately 0.8 million shares which are restricted from sale through April 1, 2007, and another 0.4 million shares held in escrow until April 1, 2005.

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

We have arrangements with a limited number of customers. Revenue from IBM accounted for approximately 34% and 33% of total revenues for the three-month periods ended March 31, 2003 and 2004, respectively. Any termination of our relationship with, or significant reduction or modification of the services we perform for, IBM would materially reduce our revenue and net income.

The failure of IBM to pay our accounts receivable would materially impact our cash and working capital balances.

Amounts owed to us by IBM represented 32% of our accounts receivable, or $2,346,000, as of March 31, 2004.  Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely could also have a material impact our cash and working capital balances.

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

The market for Internet software and services has changed rapidly over the last four years. The market for Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for internet software and service began to stabilize and improve throughout 2003 and into 2004, but there can be no assurances that this trend will continue. Our future growth is dependent upon the demand for Internet software and services and our ability to provide strategic Internet services that are accepted by our end-user customers. Demand and market acceptance for Internet services are subject to a high level of uncertainty. If companies continue to cancel or delay their business and technology initiatives or choose to move these initiatives in-house because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

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

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 20% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

In connection with our acquisition of Genisys by way of Merger, on April 2, 2004 we issued 1.7 million shares of our common stock in partial consideration of the merger.  The shares of common stock issued in connection with the merger were ascribed a value of $3.77 per share, which was the average closing price of our common stock for the 30 consecutive trading days ending on April 1, 2004.  The issuance was made in a private placement, exempt from registration under the Securities Act of 1933.

Pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, we sold 1,984,000 shares of our Series A Convertible Preferred Stock and issued Warrants to purchase up to 992,000 shares of our common stock.  In addition, pursuant to the Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, we sold 1,111,000 shares of our Series B Convertible Preferred Stock and issued Warrants to purchase up to 555,500 shares of our common stock.  All of our outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock converted into Common Stock on November 11, 2003.  During the quarter ended March 31, 2004, certain of these aforementioned Warrants for the purchase of 1,111,000 shares of our common stock were exercised for an aggregate purchase price of approximately $2.2 million.

We did not repurchase any of our equity securities during the fiscal quarter covered by this report.

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

2.2##	Agreement and Plan of Merger, dated as of October 26, 2001, by and among Perficient, Inc., Perficient Javelin, Inc., Javelin Solutions, Inc. and the shareholders of Javelin Solutions, Inc.
2.3†	Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5###	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6###	Form of Common Stock Purchase Warrant.
10.1**	1999 Stock Option/Stock Issuance Plan, including all amendments thereto.
10.2##	Employment Agreement between the Company and John T. McDonald.
10.3+	Form of Indemnity Agreement between Perficient and its directors and officers.
10.4*	Agreement and Plan of Merger, dated as of December 10, 1999, by and among the Registrant, Perficient Acquisition Corp., LoreData, Inc. and John Gillespie (including amendments thereto).
10.5**	Agreement and Plan of Merger, dated as of February 16, 2000 by and among the Registrant, Perficient Compete, Inc., Compete Inc., and the Shareholders of Compete, Inc.
10.6***	Registration Rights Agreement, dated as of January 3, 2000 between Perficient and John Gillespie.
10.7++	Lease by and between HUB Properties Trust and Perficient.
10.8#	Agreement dated October 10, 2000 between Perficient and International Business Machines, Inc.

10.9##	Employment Agreement with Jeffrey Davis
10.10##	Employment Agreement with Dale Klein
10.11##	Form of Voting Agreement regarding Vertecon Stock Issuance
10.12##	Form of Voting Agreement regarding Javelin Stock Issuance
10.13##	Form of Voting Agreement regarding Series A Preferred Stock and Warrants
10.14+++	Convertible Stock Purchase Agreement, dated as of December 21, 2001 by and among Perficient and the Investors listed on Schedule 1 thereto
10.15###	Convertible Stock Purchase Agreement, dated as of June 26, 2002 by and between Perficient and the Investor listed on Schedule 1 thereto.
10.16###	First Amended and Restated Investor Rights Agreement dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto.
10.17####	Amendment dated August 28, 2003 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc.
10.19####	Employment agreement with John T. McDonald and Perficient, Inc. dated January 1, 2004.
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. Pursuant to 18 U.S.C. Section 1350.
99.1####	Loan and security agreement dated December 5, 2003 between Silicon Valley Bank and Perficient, Inc.

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

####                    Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-KSB filed on March 30, 2004 and incorporated herein by reference.

†                                          Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 16, 2004 and incorporated by reference herein.

(b) Reports on Form 8-K.

On January 27, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to report our financial results for the year and three months ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: May 14, 2004	/s/ John T. McDonald
John T. McDonald, Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2004	/s/ Michael D. Hill
Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)