Form 10QSB
period 2004-06-30
PERFICIENT INC
filed 2004-08-16
CIK 1085869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒No ☐

The number of shares of the Issuer’s Common Stock outstanding as of August 9, 2004 was 19,214,730.

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB

FOR QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash	$1,989,395	$2,607,109
Accounts receivable, net	5,534,607	9,111,806
Other current assets	297,058	326,156
Total current assets	7,821,060	12,045,071
Net property and equipment	699,145	721,511
Net intangible assets	11,693,834	28,687,200
Other non-current assets	45,944	176,169
Total assets	$20,259,983	$41,629,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,895	$522,946
Current portion of long term debt	—	576,140
Other current liabilities	3,310,872	4,402,239
Current portion of note payable to a related party	366,920	234,899
Total current liabilities	3,807,687	5,736,224
Note payable to a related party, net of current portion	436,258	217,977
Accrued income taxes, net of current portion	—	296,784
Long term debt, net of current portion	—	1,923,860
Total liabilities	4,243,945	8,174,845

Stockholders’ equity:
Common stock	14,033	19,132
Additional paid-in capital	76,315,780	92,311,590
Deferred stock compensation	(26,623)	(1,853)
Accumulated other comprehensive loss	(51,830)	(68,982)
Accumulated deficit	(60,235,322)	(58,804,781)
Total stockholders’ equity	16,016,038	33,455,106
Total liabilities and stockholders’ equity	$20,259,983	$41,629,951

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Revenue
Services	$6,120,463	$9,653,450	$11,865,773	$16,317,236
Software	359,284	1,071,766	1,757,119	2,402,242
Reimbursable expenses	488,647	602,928	951,239	981,093
Total revenue	6,968,394	11,328,144	14,574,131	19,700,571

Cost of revenue
Project personnel costs	3,268,491	5,868,854	6,474,764	9,563,997
Software costs	322,396	831,082	1,519,146	1,984,435
Reimbursable expenses	488,647	602,928	951,239	981,093
Other project related expenses	126,199	52,025	199,395	162,298
Gross margin	2,762,661	3,973,255	5,429,587	7,008,748

Selling, general and administrative	1,899,391	2,328,985	3,861,617	4,169,188
Stock compensation	42,280	12,300	84,149	24,768
Depreciation	193,438	123,753	394,600	224,875
Amortization of intangibles	154,168	162,778	491,668	212,779
Income from operations	473,384	1,345,439	597,553	2,377,138
Interest income	1,625	539	2,629	637
Interest expense	(68,813)	(14,762)	(143,401)	(29,133)
Other	(34,046)	(193)	(40,011)	1,899
Income before income taxes	372,150	1,331,023	416,770	2,350,541
Provision for income taxes	(194,847)	(521,000)	(324,847)	(920,000)

Net income	$177,303	$810,023	$91,923	$1,430,541

Accretion of dividends on preferred stock	(46,296)	—	(93,126)	—
Net income (loss) available to common stockholders	$131,007	$810,023	$(1,203)	$1,430,541

Basic net income per share	$0.01	$0.05	$(0.00)	$0.09
Diluted net income per share	$0.01	$0.04	$(0.00)	$0.08
Shares used in computing basic net income per share	10,166,358	16,488.669.	9,557,075	15,494,414
Shares used in computing diluted net income per share	14,460,966	20,234,707	9,557,075	18,928,871

See accompanying notes to interim unaudited condensed consolidated financial statements

Perficient, Inc.

Statement of Stockholder Equity

Six Months Ended June 30, 2004 (unaudited)

	Common Stock Shares	Common Stock Amount	Common Stock Warrants	Additional Paid-in Capital	Deferred Compen- sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2003	14,033,246	$14,033	$538,740	$75,777,040	$(26,623)	$(51,830)	$(60,235,322)	$16,016,038
Warrants exercised	1,111,000	1,111	(406,585)	2,616,474	—	—	—	2,211,000
Stock options exercised	69,570	69		92,732	—	—	—	92,801
Amortization of deferred compensation	—	—	—	—	12,469	—	—	12,469
Foreign currency translation adjustment	—	—	—	—	—	(12,276)	—	(12,276)
Net income	—	—	—	—	—	—	620,518	620,518
Balance at March 31, 2004	15,213,816	$15,213	$132,155	$78,486,246	$(14,154)	$(64,106)	$(59,614,804)	$18,940,550
Warrants exercised	110,595	111	(47,085)	265,974				219,000
Stock options exercised	153,030	153	—	122,242	—	—	—	122,395
Amortization of deferred compensation	—	—	—	—	12,301	—	—	12,301
Issuance of stock for Genisys Acquisition	1,687,439	1,687	—	6,780,864	—	—	—	6,782,551
Issuance of stock for Meritage Acquisition	1,168,219	1,168	—	4,198,832	—	—	—	4,200,000
Issuance of common stock for private placement	800,000	800	388,800	1,983,562	—	—	—	2,373,162
Foreign currency translation adjustment	—	—	—	—	—	(4,876)	—	(4,876)
Net income	—	—	—	—	—	—	810,023	810,023
Balance at June 30, 2004	19,133,099	$19,132	$473,870	$91,837,720	$(1,853)	$(68,982)	$(58,804,781)	$33,455,106

See accompanying notes to interim unaudited condensed consolidated financial statements

Perficient, Inc.

Condensed Consolidated Statements of Cash flows

(unaudited)

	Six Months Ended June 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$91,923	$1,430,541
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	394,600	224,875
Intangibles amortization	491,668	212,779
Non-cash stock compensation	84,149	24,770
Non-cash interest expense	40,986	24,698
Loss on disposal of assets	30,954	—
Changes in operating assets and liabilities:
Accounts receivable	(712,295)	(132,446)
Other assets	246,699	(11,529)
Accounts payable	(5,211)	27,406
Other liabilities	31,380	(855,463)
Net cash provided by operating activities	694,853	945,631

INVESTING ACTIVITIES
Purchase of property and equipment	(103,410)	(115,248)
Purchase of businesses, net of cash acquired	—	(7,338,875)
Proceeds from disposal of assets	1,950	—
Net cash used in investing activities	(101,460)	(7,454,123)

FINANCING ACTIVITIES
Repayments on note payable to a related party	(375,000)	(375,000)
Payments on capital lease obligation	(173,474)	—
Proceeds from borrowings	166,282	2,500,000
Proceeds from stock option exercises	—	215,196
Proceeds from exercise of warrants	—	2,430,000
Proceeds from issuance of stock	29	2,373,162
Net cash provided by financing activities	(382,163)	7,143,358
Effect of exchange rate on cash and cash equivalents	14,450	(17,152)
Increase in cash and cash equivalents	225,680	617,714
Cash and cash equivalents at beginning of period	1,525,002	1,989,395
Cash and cash equivalents at end of period	$1,750,682	$2,607,109

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

 The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as amended. Operating results for the three months and six months ended June 30, 2004 may not be indicative of the results for the full fiscal year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the current period presentation.

Summary of Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method.  The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months and six ended June 30, 2003 and 2004 respectively: risk free interest rate of 3.5% and 2.98%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066 and 1.515.

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

The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income - as reported	$177,303	$810,023	$91,923	$1,430,541

Total stock-based compensation costs included in the determination of net income as reported	42,280	12,300	84,149	24,768
The stock-based employee compensation cost that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(570,317)	(249,324)	(1,176,222)	(585,331)

Pro forma net income (loss)	(350,734)	572,999	(1,000,150)	869,978

Accretion of dividends on preferred stock	(46,296)	—	(93,126)	—

Pro forma net income (loss) available to common stockholders	$(397,030)	$572,999	$(1,093,276)	$869,978

Earnings per share:
Basic - as reported	$0.01	$0.05	$(0.00)	$0.09
Basic - pro forma	$(0.04)	$0.03	$(0.11)	$0.06

Diluted - as reported	$0.01	$0.04	$(0.00)	$0.08
Diluted - pro forma	$(0.04)	$0.03	$(0.11)	$0.05

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

2.   Segment Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

3.   Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended june 30,
	2003	2004	2003	2004

Net income	$177,303	$810,023	$91,923	$1,430,541
Accretion of dividends on preferred stock	(46,296)	—	(93,126)	—
Net income (loss) available to common stockholders	$131,007	$810,023	$(1,203)	$1,430,541

Basic:
Weighted-average shares of common stock outstanding	10,713,643	17,312,707	10,657,694	15,906,433
Weighted-average shares of common stock outstanding subject to contingency	(547,285)	(824,038)	(1,100,619)	(412,019)

Shares used in computing basic net income (loss) per share	10,166,358	16,488,669	9,557,075	15,494,414

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency	547,285	824,038	—	412,018
Preferred stock	2,902,174	—	—	—
Stock options	845,149	2,782,075	—	2,725,700
Warrants	—	139,925	—	296,739
Shares used in computing diluted net income (loss) per share	14,460,966	20,234,707	9,557,075	18,928,871

Basic net income (loss) per share	$0.01	$0.05	$(0.00)	$0.09

Diluted net income (loss) per share	$0.01	$0.04	$(0.00)	$0.08

4.   Commitments And Contingencies

The Company leases its office facilities and certain equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating Leases
2004	$934,510
2005	1,828,841
2006	767,205
2007	319,289
2008	86,610
Thereafter	34,671
Total minimum lease payments	$3,971,126

5.   Balance Sheet Components

	December 31, 2003	June 30, 2004
		(unaudited)
Accounts receivable:
Accounts receivable	$4,932,165	$7,594,987
Unbilled revenue	1,225,437	2,162,490
Allowance for doubtful accounts	(622,995)	(645,671)
Total	$5,534,607	$9,111,806

	December 31, 2003	June 30, 2004
		(unaudited)
Other current accrued liabilities:
Accrued income taxes	$425,977	$624,362
Accrued transaction costs	—	383,591
Accrued bonus and commissions	1,150,614	1,172,048
Accrued exit and severance costs	—	333,659
Accrued vacation	220,443	324,938
Other payroll related liabilities	30,934	382,563
Sales and use taxes	85,187	115,301
Other accrued expenses	489,525	756,217
Unvouchered payables	646,085	193,333
Deferred revenue	262,107	116,227
Total	$3,310,872	$4,402,239

6.  Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

Net income	$177,303	$810,023	$91,923	$1,430,541
Foreign currency translation adjustments	1,091	(4,876)	(3,513)	(17,152)
Total comprehensive net income	$178,394	$805,147	$88,410	$1,413,389

7.  Business Combinations

Acquisition of Genisys Consulting, Inc.

On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc, a privately held company for approximately $8.8 million, consisting of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share and stock options valued at approximately $0.4 million.

The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in Goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate.  Management expects to finalize the purchase price allocation within the next twelve months.

The preliminary purchase price allocation is as follows:

Intangibles:
Customer relationships	$1.1 million
Non-compete agreements	0.4 million
Customer Backlog	0.2 million

Goodwill	7.4 million

Less fair value of liabilities acquired in excess of Tangible assets acquired	(0.3)million

Net assets acquired	$8.8 million

The Company believes that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Meritage Technologies, Inc.

On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc., a privately held company for approximately $10.3 million, consisting of approximately $2.9 million in cash, $ 2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.8 million, approximately  1.2 million shares of Perficient’s common stock valued at approximately $3.595 per share.

The total purchase price consideration of $ 10.3 million, including transaction costs of $ 0.8 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in Goodwill of approximately $ 7.3 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation within the next twelve months.

The preliminary purchase price allocation is as follows:

Intangibles:
Customer relationships	$0.3 million
Non-compete agreements	1.5 million

Goodwill	7.3 million

Add fair value of assets acquired in excess of Liabilties	1.2 million

Net assets acquired	$10.3 million

The Company believes that the intangible assets acquired have useful lives of five years. Accrued exit costs of approximately $0.2 million relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term.

Accrued severance of $0.2 million relates to severance and related payroll taxes for certain employees of Meritage Technologies, Inc. impacted by the approved plan of termination.

The company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage Technologies, Inc. prior to the acquisition. The Company has placed a full valuation allowance on these assets given the level of cumulative historical losses for both Meritage Technologies, Inc. and the Company.

Pro-forma results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Genisys Consulting, Inc., and Meritage Technologies, Inc. for the three months ended June 30, 2003 and 2004, and six months ended June 30, 2003 and 2004 after giving effect to certain proforma adjustments related to the amortization of acquired intangible assets. These unaudited proforma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 and 2004 or of future results of operations of the consolidated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$13,829,094	$14,093,531	$28,050,151	$28,693,571
Net Income	(174,960)	544,288	(9,031)	1,306,731
Basic Income Per Share	(0.02)	0.03	—	0.08
Diluted Income Per Share	(0.02)	0.03	—	0.07

8.  Intangible Assets

Intangible Assets with Indefinite Lives

The changes in the carrying amount of Goodwill for the three months ended June 30, 2004 is as follows:

Balance as of March 31, 2004	$11.3 million

Genisys Consulting, Inc. acquisition	7.4 million

Meritage Technologies, Inc. acquisition	7.3 million

Other	(0.9) million

Balance as of June 30, 2004	$25.1 million

Intangible Assets with Definite Lives

Following is a summary of Company’s intangible assets (in millions) that are subject to amortization:

	December 31, 2003			June 30, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts

Customer Relationships	$3.6	$(3.3)	$0.3	$5.0	$(3.4)	$1.6
Non-Compete	0.5	(0.5)	—	2.4	(0.5)	1.9
Customer Backlog	—	—	—	0.2	(0.1)	0.1

Total	$4.1	$(3.8)	$0.3	$7.6	$(4.0)	$3.6

9.    Borrowings

We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to 80% of eligible accounts receivable as defined in the credit agreement up to a maximum of $6.0 million. We are also required to comply with certain financial covenants under this agreement, which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.50 to 1.00.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.00% (5.0% as of June 30, 2004). As of June 30, 2004, there were no amounts outstanding under this line of credit.

During the three months ended June 30, 2004, we amended our credit facility with Silicon Valley Bank. Under the terms of this amendment, we are entitled to an additional  $4.0 million to be used to finance certain qualified acquisitions. We are also required to comply with certain financial covenants under this amendment, which require us to maintain a minimum tangible net worth of at least $3,000,000, to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.50 to 1.00, and to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, divided by current maturities of long-term debt plus interest of at least 1.50 to 1.00. Borrowings under this arrangement bear interest equal to the average four year U.S. Treasury note yield plus 3.5% (7.11% as of June 30, 2004), and are repayable in thirty-six equal installments. We are entitled to make payments of accrued interest only for the first three monthly installments. As of June 30, 2004 the balance outstanding under this acquisition credit facility was $2.5 million.

10.   Shareholders Equity

During the three months ended June 30, 2004 the Company raised approximately $2.5 million of capital from investors by the issuance of 800,000 shares of the Company’s common stock at a price of $3.09 per share. Under the terms of the financing arrangement, the Company also issued warrants to the investors to purchase 160,000 shares of Company’s common stock at a price of $4.64 per share. These warrants have a term of two years.  The fair value of these warrants of approximately $389,000 was calculated using the Black-Scholes pricing model with the following weighted-average assumptions:  risk free interest rate of 2.98%; dividend yield of 0%; and a volatility factor of 1.515.

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

In August 2004 we entered into a one-year extension of our existing services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere®™ customers. The current agreement will terminate on September 1, 2005. Prior to that date, IBM has the right to terminate the agreement upon five days prior written notice. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 12% and 4% of total revenues for the three months ended June 30, 2003 and 2004, respectively. Overall revenue from IBM, including subcontracting work done from time to time, was approximately 39% and 26% of total revenue for the three months ended June 30, 2003 and 2004, respectively. Accordingly, any deterioration in our relationship with IBM could have a material adverse affect on our consulting revenue and net income. Our agreements generally do not obligate our customers to use our services for any minimum amount, or at all, and our customers may use the services of our competitors.

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

Results Of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2004

Revenue. Total gross revenue increased from approximately $7.0 million for the three months ended June 30, 2003 to approximately $11.3 million for the three months ended June 30, 2004. Services revenue increased from approximately $6.1 million for the three months ended June 30, 2003 to approximately $9.7 million for the three months ended June 30, 2004. The increase in services revenue resulted largely from the acquisitions of Genisys Consulting, Inc. and Meritage Technologies, Inc., which accounted for approximately $2.5 million and $0.4 million, respectively, of services revenue for the quarter ended June 30, 2004. Additionally, the average number of consultants performing services, excluding acquisitions, increased from 118 as of June 30, 2003 to 124 as of June 30, 2004.  Utilization of consultants also increased from 73% for the quarter ended June 30, 2003 to 82% for the quarter ended June 30, 2004. Software revenue increased from approximately $0.4 million for the three months ended June 30, 2003 to approximately $1.1 million for the three months ended June 30, 2004. Software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses increased from approximately $0.5 million for the three months ended June 30, 2003 to approximately $0.6 million for the three months ended June 30, 2004.  The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, software, and of reimbursed and project related expenses, increased from approximately $4.2 million for the three months ended June 30, 2003 to approximately $7.4 million for the three months ended June 30, 2004. The increase in cost of revenue is attributable to an increase in number of professionals due to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc., and due to an increase in average number of consultants performing services, excluding the acquisitions, from 118 for the three months ended June 30, 2003 to 124 for the quarter ended June 30, 2004.  In addition, costs associated with software sales increased in connection with the increased software revenue during this quarter ended June 30, 2004.  Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from approximately $2.8 million for the three months ended June 30, 2003 to approximately $4.0 million for the three months ended June 30, 2004. Gross margin as a percentage of revenue excluding reimbursed expenses was 43% for the three months ended June 30, 2003 and 37% for the three months ended June 30, 2004. Services gross margin was 45% for the three months ended June 30, 2003 and 39% for the three months ended June 30, 2004. The decrease in services gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to lower gross margins on consulting services contracts acquired from Genisys Consulting Inc, and Meritage Technologies, Inc. Additionally, there were only 63 billing days during the three months ended June 30, 2004 as compared to 64 billing days for the three months ended June 30, 2003. Gross margins for services can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.  Software gross margin was 10% and 23% for the three months ended June 30, 2003 and 2004, respectively. Gross margin for software can fluctuate due to market competition for each sale.

Selling, General and Administrative.  Selling, General and Administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses increased from approximately $1.9 million for the three months ended June 30, 2003 to approximately $2.3 million for the three months ended June 30, 2004.  The increase in these costs is related to the acquisition of Genisys Consulting, Inc., and Meritage Technologies, Inc.  Selling, general and administrative expenses as a percentage of total revenue decreased from 27% for the three months ended June 30, 2003 to 21% for the three months ended June 30, 2004. This decrease is the result of increased selling and operating efficiencies during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $42,280 during the three months ended June 30, 2003 to $12,300 during the three months ended June 30, 2004. Such stock compensation is generally expensed across the vesting periods of the related option grants.  Stock compensation expense has decreased in the three months ended June 30, 2004, due to a portion of these stock options becoming fully vested.

Depreciation.  Depreciation expense decreased from $193,438 during the three months ended June 30, 2003 to $123,753 during the three months ended June 30, 2004. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions. Amortization increased from $154,168 during the three months ended June 30, 2003 to $162,778 during the three months ended June 30, 2004.  The increase in amortization expense reflects the acquisition of intangibles from Genisys Consutling Inc, and Meritage Technologies, Inc. during the three months ended June 30, 2004.  We expect amortization expense to increase in future periods as intangibles from the above stated acquisitions have useful lives of nine months to eight years.

Interest Expense.  Interest expense decreased from $68,813 during the three months ended June 30, 2003 to $ 14,762 during the three months ended June 30, 2004. The decrease in interest expense reflects the repayments on notes payable to a related party.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 39% for the three months ended June 30, 2004.  We have deferred tax assets amounting to approximately $1.9 million for which we have full valuation allowances.

Six months ended June 30, 2003 compared to six months ended June 30, 2004

Revenue.  Total gross revenue increased from approximately $14.6 million for the six months ended June 30, 2003 to approximately $19.7 million for the six months ended June 30, 2004.  Services revenue increased from approximately $11.9 million for the six months ended June 30, 2003 to approximately $16.3 million for the six months ended June 30, 2004. The increase in services revenue resulted largely from the acquisitions of Genisys Consulting, Inc. and Meritage Technologies, Inc., which accounted for approximately $2.5 million and $0.4 million, respectively, of services revenue for the six months ended June 30, 2004. Additionally, the average number of consultants performing services, excluding the acquisitions, increased from 119 for the three months ended June 30, 2003 to 123 for the three months ended June 30, 2004.  Utilization of consultants also increased from 73% for the six months ended June 30, 2003 to 81% for the six months ended June 30, 2004.  Software revenue increased from approximately $1.8 million for the six months ended June 30, 2003 to approximately $2.4 million for the six months ended June 30, 2004.  Software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expenses were consistent at $1.0 million for the six months ended June 30, 2003 and 2004. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, software, and of reimbursed and project related expenses, increased from approximately $9.1 million for the six months ended June 30, 2003 to approximately $12.7 million for the six months ended June 30, 2004. The increase in cost of revenue is attributable to an increase in the number of consultants due to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc. Additionally, the average number of consultants performing services, excluding the acquisitions, increased from 119 for the six months ended June 30, 2003 to 123 for the six months ended June 30, 2004. In addition, costs associated with software sales increased in connection with increased software revenue during the six months ended June 30, 2004. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from approximately $5.4 million for the six months ended June 30, 2003 to approximately $7.0 million for the six months ended June 30, 2004. Gross margin as a percentage of revenue excluding reimbursed expenses was 40% for the six months ended June 30, 2003 and 37% for the six months ended June 30, 2004.  The decrease in gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to lower gross margins on consulting services contracts acquired from Genisys Consulting Inc., and Meritage Technologies, Inc.  Gross margins for services can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.  Software gross margin was 14% and 17% for the six months ended June 30, 2003 and 2004, respectively. Gross margin for software can fluctuate due to the market competitiveness for each sale.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses increased from approximately $3.9 million for the six months ended June 30, 2003 to approximately $4.2 million for the six months ended June 30, 2004.  The increase in these costs is related to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc. Selling, general and administrative expenses as a percentage of total revenue decreased from 26% for the six months ended June 30, 2003 to 21% for the six months ended June 30, 2004. This decrease is the result of increased selling and operating efficiencies during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant, option grants made to outside consultants, compensation expense recognized as a result of certain modifications made to outstanding options, and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $84,149 during the six months ended June 30, 2003 to $24,768 during the six months ended June 30, 2004. Such stock compensation is generally expensed across the vesting periods of the related option grants.  Stock compensation expense has decreased in the six months ended June 30, 2004, due to a portion of these stock options becoming fully vested.

Depreciation.  Depreciation expense decreased from $394,600 during the six months ended June 30, 2003 to $224,875 during the six months ended June 30, 2004. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions.  Amortization decreased from $491,668 during the six months ended June 30, 2003 to $212,779 during the six months ended June 30, 2004.  The decrease in amortization expense reflects the end of the assigned three-year useful life relating to intangibles for the acquisition of Complete, Inc. in February, 2000, partially offset by increase amortization of intangibles acquired from Genisys Consulting, Inc. and Meritage Technologies Inc. We expect amortization expense to increase in future periods as intangibles from the above stated acquisitions have useful lives of nine months to eight years.

Interest Expense.  Interest expense was $143,401 during the six months ended June 30, 2003 compared to $29,133 during the six months ended June 30, 2004.  The decrease in interest expense is due to repayments on notes payable to a related party.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes intangibles amortization and deferred stock compensation. Our tax provision rate was 39% for the six months ended June 30, 2004.  We have deferred tax assets amounting to approximately $1.9 million for which we have full valuation allowances.

Liquidity And Capital Resources

We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to 80% of eligible accounts receivable as defined in the agreement up to a maximum of $6.0 million. We are also required to comply with certain financial covenants under this agreement, which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.50 to 1.00.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.00% (5.0% as of June 30, 2004). As of June 30, 2004, there were no amounts outstanding under this line of credit.

During the three months ended June 30, 2004, we amended our credit facility with Silicon Valley Bank. Under the terms of this amendment, we are entitled to an additional  $4.0 million to be used to finance certain qualified acquisitions. We are also required to comply with certain financial covenants under this amendment, which require us to maintain a minimum tangible net worth of at least $3,000,000, to maintain a ratio of cash plus accounts receivable to current liabilities of at least 1.50 to 1.00, and to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, divided by current maturities of long-term debt plus interest of at least 1.50 to 1.00. Borrowings under this arrangement bear interest equal to the average four year U.S. Treasury note yield plus 3.5% (7.11% as of June 30, 2004), and are repayable in thirty-six equal installments. We are entitled to make payments of accrued interest only for the first three monthly installments. As of June 30, 2004 the balance outstanding under this acquisition credit facility was $2.5 million.

In connection with the acquisitions of Javelin Solutions, Inc. and Vertecon, Inc., we were required to establish various letters of credit totaling $550,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. One letter of credit for $300,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

Net cash generated by operations for the six months ended June 30, 2004 was approximately $ 945,000. As of June 30, 2004, we had $ 2,607,109 in cash and working capital of approximately $6.3 million.

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

We have a limited number of customers who may not be obligated to use our services.

We have arrangements with a limited number of customers. Our contracts with some of our customers do not obligate them to use our services. A customer may choose at any time to use another consulting firm or to perform the services we provide through internal resources. Termination of a relationship with certain customers, or the decision of such customers to employ other consulting firms or perform services in-house, could materially harm our business.

The loss or impairment of our relationship with IBM would materially reduce our revenue and net income, and would materially impact our cash and working capital balances.

Amounts owed to us by IBM represented 19% of our accounts receivable, or $1,747,000, as of June 30, 2004. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely also have a material impact our cash and working capital balances.

Revenue from IBM accounted for approximately 39% and 26% of total revenues for the three-month periods ended June 30, 2003 and 2004, respectively. Our current agreement with IBM has been renewed and extended through August 2005, and may be terminated by IBM prior to that date upon five days written notice. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 12% and 4% of total revenues for the three month periods ended June 30, 2003 and 2004, respectively. A decision by IBM to reduce the amount of services performed by us or to terminate the agreement would have an adverse effect on our business, operating results and financial condition. In the event IBM decides not to use our services, our revenue and net income could be materially reduced.

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

One of the companies we acquired has a self-funded health insurance plan. We are in the process of migrating the employees of the acquired company to a fully insured health plan. However, there may be significant exposures during the transition phase, which may have a material impact on our results of operations, liquidity, and capital resources.

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

We believe our existing line of credit and working capital should provide sufficient resources to satisfy our near term capital requirements. Our existing line of credit facility expires in December 2004 and our term loan facility advance period expires in June 2005.  If we are unable to renew our line of credit, we may need to obtain an alternate debt financing facility. In the future we may decide to raise additional funds through public or private debt or equity financing in order to:

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

In connection with our acquisition of Genisys Consutling, Inc. by merger, on April 2, 2004 we issued 1.7 million shares of our common stock in partial consideration of the merger.  The shares of common stock issued in connection with the merger were ascribed a value of $3.77 per share, which was the average closing price of our common stock for the 30 consecutive trading days ending on April 1, 2004.  The issuance was made in a private placement, exempt from registration under the Securities Act of 1933.

In connection with our acquisition of Meritage Technologies, Inc. by merger on June 18, 2004, we issued approximately 1.2 million shares of our common stock in partial consideration of the merger. The shares of common stock issued in connection with the merger were ascribed a value of $3.595 per share, which was the average closing price of our common stock for the 23 consecutive trading days ended June 15, 2004. The issuance was made in a private placement, exempt from registration under the Securities Act of 1933.

The Company raised approximately $2.5 million of capital from investors by issuance of 800,000 shares of our common stock at a price of $3.09 per share. Per the terms of the financing arrangement, the Company also issued warrants to the investors to purchase 160,000 shares of our common stock at a price of $ 4.64 per share.

We did not repurchase any of our equity securities during the fiscal quarter covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

(a)                                  Exhibits.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc.
2.2††	Agreement and Plan of merger, dated as of June 18, 2004, by and among Perficient, Inc. , Perficient Meritage, Inc, Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5#	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6#	Form of Common Stock Purchase Warrant.
4.7##	Form of Warrant.
10.1††	Loan Modification Agreement dated as of June 8, 2004 by and among Perficient, Inc., Perficient Canada Corp., and Silicon Valley Bank.
10.2††	Security Purchase Agreement, dated as of June 16, 2004, to by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC.
10.3	Amendment dated August 12, 2004 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc.
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. Pursuant to 18 U.S.C. Section 1350.

+

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference.

+++	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference.
#	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference.
##

Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference.

†	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 16, 2004 and incorporated by reference herein.
††	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on June 18, 2004 and incorporated by reference herein.

(b) Reports on Form 8-K.

On April 16, 2004, we filed a Current Report on Form 8-K pursuant to Item 2 to report the acquisition of Genisys Consulting, Inc., as amended by our Current Report on Form 8-K/A filed on June 16, 2004, as further amended by our Current Report on Form 8-K/A filed on June 17, 2004.

On April 28, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to report our financial results for the three months, and six months ended June 30, 2004.

On June 23, 2004, we filed a Current Report on Form 8-K pursuant to Item 2 to report the acquisition of Meritage Technologies, Inc. and related financing activities.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: August 16, 2004	/S/ JOHN T. MCDONALD
John T. McDonald, Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2004	/S/ MICHAEL D. HILL
Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)