Form 10QSB
period 2004-09-30
PERFICIENT INC
filed 2004-11-15
CIK 1085869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:            Yes ☒  No ☐

The number of shares of the Issuer’s Common Stock outstanding as of November 12, 2004 was 19,273,903.

PERFICIENT, INC.

INDEX

QUARTELY REPORT ON FORM 10-QSB

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.  Financial Statements

Perficient, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash	$1,989,395	$2,786,639
Accounts receivable, net	5,534,607	14,352,505
Other current assets	297,058	450,806
Total current assets	7,821,060	17,589,950
Net property and equipment	699,145	782,916
Net intangible assets	11,693,834	28,532,584
Other non-current assets	45,944	133,648
Total assets	$20,259,983	$47,039,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775,980	$3,595,912
Current portion of long-term debt	—	576,140
Other current liabilities	2,664,787	5,386,811
Current portion of notes payable to related parties	366,920	239,331
Total current liabilities	3,807,687	9,798,194
Long-term borrowings, net of current portion	—	1,923,860
Accrued income taxes, net of current portion	—	296,784
Notes payable to related parties, net of current portion	436,258	222,089
Total liabilities	4,243,945	12,240,927

Stockholders’ equity:
Common stock	14,033	19,267
Additional paid-in capital	76,315,780	92,500,743
Deferred stock compensation	(26,623)	(8)
Accumulated other comprehensive loss	(51,830)	(63,139)
Accumulated deficit	(60,235,322)	(57,658,692)
Total stockholders’ equity	16,016,038	34,798,171
Total liabilities and stockholders’ equity	$20,259,983	$47,039,098

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenue
Services	$6,516,153	$13,454,616	$18,381,926	$29,771,852
Software	705,463	3,391,358	2,462,582	5,793,600
Reimbursable expenses	433,835	677,158	1,385,074	1,658,251
Total revenue	7,655,451	17,523,132	22,229,582	37,223,703

Cost of revenue
Project personnel costs	3,686,578	8,199,266	10,161,342	17,763,263
Software costs	564,901	2,913,946	2,084,047	4,898,381
Reimbursable expenses	433,835	677,158	1,385,074	1,658,251
Other project related expenses	121,661	55,875	321,056	218,173
Total cost of revenue	4,806,975	11,846,245	13,951,519	24,538,068
Gross margin	2,848,476	5,676,887	8,278,063	12,685,635

Selling, general and administrative	1,901,659	3,390,054	5,763,276	7,559,245
Stock compensation	25,889	1,845	110,038	26,613
Depreciation	165,943	138,718	560,543	363,593
Amortization of intangibles	62,502	233,541	554,170	446,320
Income from operations	692,483	1,912,729	1,290,036	4,289,864
Interest income	297	1,069	2,926	1,706
Interest expense	(55,771)	(52,983)	(199,172)	(82,116)
Other	17,814	20,612	(22,197)	22,514
Income before income taxes	654,823	1,881,427	1,071,593	4,231,968
Provision for income taxes	230,558	735,338	555,405	1,655,338
Net income	$424,265	$1,146,089	$516,188	$2,576,630

Accretion of dividends on preferred stock	(44,899)	—	(138,025)	—
Net income available to common stockholders	$379,366	$1,146,089	$378,163	$2,576,630

Basic net income per share	$0.04	$0.06	$0.04	$0.15

Diluted net income per share	$0.03	$0.05	$0.04	$0.13
Shares used in computing basic net income per share	10,748,580	19,227,873	9,954,244	17,013,579
Shares used in computing diluted net income per share	15,036,570	21,844,127	14,727,460	19,904,355

Perficient, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Common Stock Warrants	Additional Paid-in Capital	Deferred Compen- sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2003	14,033,246	$14,033	$538,740	$75,777,040	$(26,623)	$(51,830)	$(60,235,322)	$16,016,038
Warrants exercised	1,111,000	1,111	(406,585)	2,616,474	—	—	—	2,211,000
Stock options exercised	69,570	69		92,732	—	—	—	92,801
Amortization of deferred compensation	—	—	—	—	12,469	—	—	12,469
Foreign currency translation adjustment	—	—	—	—	—	(12,276)	—	(12,276)
Net income	—	—	—	—	—	—	620,518	620,518
Balance at March 31, 2004	15,213,816	$15,213	$132,155	$78,486,246	$(14,154)	$(64,106)	$(59,614,804)	$18,940,550
Warrants exercised	110,595	111	(47,085)	265,974				219,000
Stock options exercised	153,030	153	—	122,242	—	—	—	122,395
Amortization of deferred compensation	—	—	—	—	12,301	—	—	12,301
Issuance of stock for Genisys Acquisition	1,687,439	1,687	—	6,780,864	—	—	—	6,782,551
Issuance of stock for Meritage Acquisition	1,168,219	1,168	—	4,198,832	—	—	—	4,200,000
Issuance of common stock for private placement	800,000	800	388,800	1,983,562	—	—	—	2,373,162
Foreign currency translation adjustment	—	—	—	—	—	(4,876)	—	(4,876)
Net income	—	—	—	—	—	—	810,023	810,023
Balance at June 30, 2004	19,133,099	$19,132	$473,870	$91,837,720	$(1,853)	$(68,982)	$(58,804,781)	$33,455,106
Warrants exercised	42,925	43	(18,275)	103,102				84,870
Stock options exercised	91,045	92	—	117,696	—	—	—	117,788
Amortization of deferred compensation	—	—	—	—	1,845	—	—	1,845
Additional costs related to private placement	—	—	—	(13,370)	—	—	—	(13,370)
Foreign currency translation adjustment	—	—	—	—	—	5,843	—	5,843
Net income	—	—	—	—	—	—	1,146,089	1,146,089
Balance at September 30, 2004	19,267,069	$19,267	$455,595	$92,045,148	$(8)	$(63,139)	$(57,658,692)	$34,798,171

See accompanying notes to interim unaudited condensed consolidated financial statements

Perficient, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$516,188	$2,576,630
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	560,543	363,593
Intangibles amortization	554,170	446,320
Non-cash stock compensation	110,038	26,613
Non-cash interest expense	57,121	33,242
Non-cash interest income	—	—
Loss on disposal of assets	30,954	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,680,350)	(5,439,935)
Other assets	86,146	(93,658)
Accounts payable	235,012	3,100,372
Other liabilities	425,702	683,260
Net cash provided by operating activities	895,524	1,696,437

INVESTING ACTIVITIES
Purchase of property and equipment	(143,392)	(315,371)
Purchase of businesses, net of cash acquired	(437,500)	(7,905,159)
Proceeds from disposal of assets	1,950	—
Net cash used in investing activities	(578,942)	(8,220,530)

FINANCING ACTIVITIES
Payments on capital lease obligation	(235,034)	—
Proceeds from borrowings	166,282	2,500,000
Payments on short-term borrowings	—	—
Payments on long-term debt	—	(375,000)
Proceeds from stock issuances, net	226,176	5,207,646
Net cash provided by financing activities	157,424	7,332,646
Effect of exchange rate on cash	(4,914)	(11,309)
Change in cash	469,092	797,244
Cash at beginning of period	1,525,002	1,989,395
Cash at end of period	$1,994,094	$2,786,639

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of stock for acquisitions	$—	$10,982,551

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, as amended. Operating results for the three months and nine months ended September 30, 2004 may not be indicative of the results for the full fiscal year ending December 31, 2004.  Certain balances have been reclassified to conform with current period presentation.

Summary of Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method.  The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2004, respectively: risk free interest rate of 3.5% and 3.75%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.066 and 1.515.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income - as reported	$424,265	$1,146,089	$516,188	$2,576,630

Total stock-based compensation costs included in the determination of net income as reported	25,889	1,845	110,038	26,613
The stock-based employee compensation cost that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(448,028)	(315,351)	(1,624,250)	(825,554)

Pro forma net income (loss)	$2,126	$832,583	$(998,024)	$1,777,689

Accretion of dividends on preferred stock	(44,899)	—	(138,025)	—

Pro forma net income (loss) available to common stockholders	$(42,773)	$832,583	$(1,136,049)	$1,777,689

Earnings per share:
Basic - as reported	$0.04	$0.06	$0.04	$0.15
Basic - pro forma	$(0.00)	$0.04	$(0.11)	$0.10

Diluted - as reported	$0.03	$0.05	$0.04	$0.13
Diluted - pro forma	$(0.00)	$0.04	$(0.11)	$0.09

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

Intangible Assets

Intangible assets, primarily resulting from purchased business combinations, are being amortized using the straight-line method with a life of two to five years for employment and non-compete agreements and a life of three to eight years for customer relationship intangibles. In accordance with Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets (“Statement 142”), we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

3.   Net Income Per Share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income	$424,265	$1,146,089	$516,188	$2,576,630
Accretion of dividends on preferred stock	(44,899)	—	(138,025)	—
Net income available to common stockholders	$379,366	$1,146,089	$378,163	$2,576,630

Basic:
Weighted-average shares of common stock outstanding	10,748,580	18,275,616	10,683,958	16,421,481
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	—	952,257	(729,714)	592,098

Shares used in computing basic net income per share	10,748,580	19,227,873	9,954,244	17,013,579

Effect of dilutive securities:
Weighted-average shares of common stock subject to contingency (i.e. restricted stock)	—	—	729,714	—
Preferred stock	2,902,174	—	2,947,998	—
Stock options	1,385,816	2,510,433	1,095,504	2,662,470
Warrants	—	105,821	—	228,306
Shares used in computing diluted net income per share	15,036,570	21,844,127	14,727,460	19,904,355

Basic net income per share	$0.04	$0.06	$0.04	$0.15

Diluted net income per share	$0.03	$0.05	$0.04	$0.13

4.   Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating Leases
2004 remaining	$484,934
2005	1,809,010
2006	778,453
2007	337,946
2008	86,610
Thereafter	34,671
Total minimum lease payments	$3,531,624

5.   Balance Sheet Components

The components of accounts receivable are as follows:

	December 31, 2003	September 30, 2004
		(unaudited)
Accounts receivable	$4,932,165	$11,702,300
Unbilled revenue	1,225,437	3,303,691
Allowance for doubtful accounts	(622,995)	(653,486)
Total	$5,534,607	$14,352,505

The components of other current liabilities are as follows:

	December 31, 2003	September 30, 2004
		(unaudited)

Accrued income taxes	$425,977	$731,828
Accrued transaction costs	—	67,788
Accrued bonus and commissions	1,150,614	1,545,038
Accrued exit and severance costs	—	206,409
Accrued vacation	220,443	361,269
Other payroll related liabilities	30,934	448,937
Sales and use taxes	85,187	288,747
Other accrued expenses	489,525	1,055,830
Deferred revenues	262,107	680,965
Total	$2,664,787	$5,386,811

6. Comprehensive Income (unaudited)

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income	$424,265	$1,146,089	$516,188	$2,576,630
Foreign currency translation adjustments	(14,592)	5,843	(18,105)	(11,309)
Total comprehensive net income	$409,673	$1,151,932	$498,083	$2,565,321

7.  Business Combinations

Acquisition of Genisys Consulting, Inc.

On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc, a privately held company, for approximately $8.8 million, consisting of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share and stock options valued at approximately $0.4 million.

The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in Goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate.  Management expects to finalize the purchase price allocation within twelve months from acquisition.

The preliminary purchase price allocation is as follows:

Intangibles:
Customer relationships	$1.1 million
Non-compete agreements	0.4 million
Customer Backlog	0.2 million

Goodwill	7.4 million

Less fair value of liabilities acquired in excess of Tangible assets acquired	(0.3) million

Net assets acquired	$8.8 million

The Company believes that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Meritage Technologies, Inc.

On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc., a privately held company for approximately, $10.4 million, consisting of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of Perficient’s common stock valued at approximately $3.595 per share.

The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in Goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation within twelve months from acquisition.

The preliminary purchase price allocation is as follows:

Intangibles:
Customer relationships	$0.3 million
Non-compete agreements	1.5 million

Goodwill	7.4 million

Add fair value of assets acquired in excess of Liabilities	1.2 million

Net assets acquired	$10.4 million

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

The Company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage Technologies, Inc. prior to the acquisition. The Company has placed a full valuation allowance on these assets given the level of cumulative historical losses for both Meritage Technologies, Inc. and the Company. Any utilization of these acquired deferred tax assets in future periods will be an adjustment to goodwill.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Genisys Consulting, Inc., and Meritage Technologies, Inc. for the three months ended September 30, 2003 and 2004, and nine months ended September 30, 2003 and 2004, after giving effect to certain proforma adjustments related to the amortization of acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 and 2004 or of future results of operations of the consolidated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$14,786,451	$17,523,132	$43,142,582	$44,394,663
Net Income (Loss)	$(222,190)	$1,146,089	$63,185	$2,452,820
Basic Income (Loss) Per Share	$(0.01)	$0.06	$0.00	$0.13
Diluted Income (Loss) Per Share	$(0.01)	$0.05	$0.00	$0.11

8.  Intangible Assets

Intangible Assets with Indefinite Lives

The changes in the carrying amount of Goodwill for the three months ended September 30, 2004 is as follows:

Balance at June 30, 2004	$25.1 million

Adjustment to Goodwill relating to transaction costs	0.1 million

Balance at September 30, 2004	$25.2 million

Intangible Assets with Definite Lives

Following is a summary of Company’s intangible assets (in millions) that are subject to amortization:

	December 31, 2003			September 30, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts

Customer Relationships	$3.6	$(3.3)	$0.3	$5.0	$(3.4)	$1.6
Non-Compete	0.5	(0.5)	—	2.4	(0.8)	1.6
Customer Backlog	—	—	—	0.2	(0.1)	0.1

Total	$4.1	$(3.8)	$0.3	$7.6	$(4.3)	$3.3

9.    Borrowings

We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to an amount equal to 80% of eligible accounts receivable as defined in the credit agreement but in no event more than $6.0 million. We are required to comply with certain financial covenants under this agreement, which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to current liabilities of at least 1.50 to 1.00.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.00% (5.75% as of September 30, 2004). As of September 30, 2004, there were no amounts outstanding under this line of credit and the Company was in compliance with all covenants.

During the nine months ended September 30, 2004, we amended our credit facility with Silicon Valley Bank to provide a $4.0 million credit facility to be used to finance certain qualified acquisitions. We are also required to comply with certain financial covenants under this acquisition credit facility, which require us to maintain a minimum tangible net worth of at least $3,000,000, to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to current liabilities of at least 1.50 to 1.00, and to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, divided by current maturities of long-term debt plus interest of at least 1.50 to 1.00. Borrowings under this arrangement bear interest equal to the average four year U.S. Treasury note yield plus 3.5% (7.11% as of September 30, 2004), and are repayable in thirty-six equal installments. We are entitled to make payments of accrued interest only for the first three monthly installments. As of September 30, 2004 the balance outstanding under this acquisition credit facility was $2.5 million and the Company was in compliance with all covenants.

In connection with the acquisitions of Javelin Solutions, Inc., Vertecon, Inc., and Meritage Technologies, Inc., we were required to establish various letters of credit totaling $615,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. Two letters of credit totaling $365,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

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

In August 2004 we entered into a one-year extension of our existing services agreement with IBM under which we provide deployment, integration and training services to IBM’s WebSphere®™ customers. The current agreement will terminate on September 1, 2005. Prior to that date, IBM has the right to terminate the agreement upon five days prior written notice. Revenue from IBM was approximately 33% and 17% of total revenue for the three months ended September 30, 2003 and 2004, respectively. Revenue from IBM was approximately 36% and 24% of total revenue for the nine months ended September 30, 2003 and 2004, respectively. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 8% and 2% of total revenues for the three months ended September 30, 2003 and 2004, respectively. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 10% and 4% of total revenues for the nine months ended September 30, 2003 and 2004, respectively. Our revenue and operating results are subject to substantial variations based on our customers’ expenditures and the frequency with which we are chosen to perform services for our customers. Revenue from any given customer will vary from period to period. We expect, however, that IBM will remain a significant customer for the foreseeable future. To the extent that IBM, or any other significant customer, uses less of our services or terminates its relationship with us, our revenue could decline substantially.

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

Results Of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2004

Revenue. Total revenue increased from approximately $7.7 million for the three months ended September 30, 2003 to approximately $17.5 million for the three months ended September 30, 2004. Services revenue increased from approximately $6.5 million for the three months ended September 30, 2003 to approximately $13.5 million for the three months ended September 30, 2004. The increase in services revenue resulted largely from the acquisitions of Genisys Consulting, Inc. and Meritage Technologies, Inc., which accounted for approximately $2.7 million and $3.4 million, respectively, of services revenue for the quarter ended September 30, 2004. Additionally, the average number of consultants performing services, including subcontractors, increased from 123 as of September 30, 2003 to 275 as of September 30, 2004.  Utilization of consultants also increased from 80% for the quarter ended September 30, 2003 to 86%, excluding subcontractors, for the quarter ended September 30, 2004 based on a 2000 hours of annual utilization. Software revenue increased from approximately $0.7 million for the three months ended September 30, 2003 to approximately $3.4 million for the three months ended September 30, 2004. Software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects.  Reimbursed expenses increased from approximately $0.4 million for the three months ended September 30, 2003 to approximately $0.7 million for the three months ended September 30, 2004.  The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, software, and of reimbursed and project related expenses, increased from approximately $4.8 million for the three months ended September 30, 2004 to approximately $11.8 million for the three months ended September 30, 2004. The increase in cost of revenue is attributable to an increase in number of professionals due to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc., and due to an increase in average number of consultants performing services, including subcontractors, from 123 for the three months ended September 30, 2003 to 275 for the quarter ended September 30, 2004.  In addition, costs associated with software sales increased in connection with the increased software revenue during this quarter ended September 30, 2004.  Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from approximately $2.8 million for the three months ended September 30, 2003 to approximately $5.7 million for the three months ended September 30, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, was 39% for the three months ended September 30, 2003 and 34% for the three months ended September 30, 2004. Services gross margin was 42% for the three months ended September 30, 2003 and 39% for the three months ended September 30, 2004. The decrease in services gross margin as a percentage of revenue, excluding reimbursed expenses, is primarily due to lower gross margins on consulting services contracts acquired from Genisys Consulting Inc, and Meritage Technologies, Inc. Gross margins for services can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.  Software gross margin was 20% and 14% for the three months ended September 30, 2003 and 2004, respectively. Gross margin for software can fluctuate due to market competition for each sale.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses increased from approximately $1.9 million for the three months ended September 30, 2003 to approximately $3.4 million for the three months ended September 30, 2004.  The increase in these costs is related to the acquisition of Genisys Consulting, Inc., and Meritage Technologies, Inc. Selling, general and administrative expenses as a percentage of total revenue excluding reimbursed expenses decreased from 26% for the three months ended September 30, 2003 to 20% for the three months ended September 30, 2004. This decrease is the result of increased selling and operating efficiencies during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $25,889 during the three months ended September 30, 2003 to $1,845 during the three months ended September 30, 2004. Such stock compensation is generally expensed across the vesting periods of the related option grants.  Stock compensation expense has decreased in the three months ended September 30, 2004, due to most of these stock options becoming fully vested.

Depreciation.  Depreciation expense decreased from $165,943 during the three months ended September 30, 2003 to $138,718 during the three months ended September 30, 2004. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets.

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions. Amortization increased from $62,502 during the three months ended September 30, 2003 to $233,541 during the three months ended September 30, 2004.  The increase in amortization expense reflects the acquisition of intangibles from Genisys Consulting Inc, and Meritage Technologies, Inc. during the three months ended June 30, 2004.

Interest Expense.  Interest expense remained relatively constant at $55,771 during the three months ended September 30, 2003 as compared to $ 52,983 during the three months ended September 30, 2004. Interest expense has remained relatively constant as the principal balances on the notes payable to related parties and the Company’s bank line of credit have decreased since the same quarter in 2003 while interest expense is being incurred on the newly funded acquisition credit facility drawn down in conjunction with the acquisition of Meritage Technologies, Inc. in June 2004.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes certain intangibles amortization and deferred stock compensation. Our tax provision rate was 39% for the three months ended September 30, 2004.  We have deferred tax assets amounting to approximately $1.9 million for which we have full valuation allowances.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2004

Revenue.  Total revenue increased from approximately $22.2 million for the nine months ended September 30, 2003 to approximately $37.2 million for the nine months ended September 30, 2004.  Services revenue increased from approximately $18.4 million for the nine months ended September 30, 2003 to approximately $29.8 million for the nine months ended September 30, 2004. The increase in services revenue resulted largely from the acquisitions of Genisys Consulting, Inc. and Meritage Technologies, Inc., which accounted for approximately $5.2 million and $3.8 million, respectively, of services revenue for the nine months ended September 30, 2004. Additionally, the average number of consultants performing services, including subcontractors, increased from 120 for the nine months ended September 30, 2003 to 193 for the nine months ended September 30, 2004.  Utilization of consultants also increased from 75% for the nine months ended September 30, 2003 to 82%, excluding subcontractors, for the nine months ended September 30, 2004.  Software revenue increased from approximately $2.5 million for the nine months ended September 30, 2003 to approximately $5.8 million for the nine months ended September 30, 2004.  Software revenue is expected to fluctuate between quarters depending on our customers demand for such software. Generally we are reimbursed for our out-of-pocket expenses incurred in connection with our customers’ consulting projects. Reimbursed expenses increased from approximately $1.4 million for the nine months ended September 30, 2003 to approximately $1.7 million for the nine months ended September 30, 2004. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the general fluctuation of travel costs such as airfare, and the total number of our projects that require travel.

Cost of Revenue.  Cost of revenue, consisting of salaries and benefits associated with our technology professionals, subcontractors, software, and of reimbursed and project related expenses, increased from approximately $14.0 million for the nine months ended September 30, 2003 to approximately $24.5 million for the nine months ended September 30, 2004. The increase in cost of revenue is attributable to an increase in the number of consultants due to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc. Additionally, the average number of consultants performing services, including subcontractors, increased from 120 for the nine months ended September 30, 2003 to 193 for the nine months ended September 30, 2004. In addition, costs associated with software sales increased in connection with increased software revenue during the nine months ended September 30, 2004. Reimbursable expenses will fluctuate with the associated revenue because our customers reimburse us for these costs. Other project related expenses consist of travel and other out-of-pocket costs that are not reimbursed by our customers. These expenses will fluctuate depending generally on outside factors including the cost of travel and the location of our customers.

Gross Margin.  Gross margin increased from approximately $8.3 million for the nine months ended September 30, 2003 to approximately $12.7 million for the nine months ended September 30, 2004. Gross margin as a percentage of revenue excluding reimbursed expenses was 40% for the nine months ended September 30, 2003 and 36% for the nine months ended September 30, 2004. Services gross margin excluding reimbursed expenses, was 43% for the nine months ended September 30, 2003 and 40% for the nine months ended September 30, 2004. The decrease in gross margin as a percentage of revenue excluding reimbursed expenses is primarily due to lower gross margins on consulting services contracts acquired from Genisys Consulting Inc., and Meritage Technologies, Inc.  Gross margins for services can fluctuate depending upon a number of factors including our ability to manage successfully the utilization rates and salaries of our consultants, and the rates we can charge for our services.  Software gross margin was 15% and 16% for the nine months ended September 30, 2003 and 2004, respectively. Gross margin for software can fluctuate due to the market competitiveness for each sale.

Selling, General and Administrative.  Selling, general and administrative expenses consist of salaries and benefits for sales, executive and administrative employees, training, marketing activities, investor relations, recruiting, non-reimbursable travel costs and expenses, and miscellaneous expenses. Selling, general and administrative expenses increased from approximately $5.8 million for the nine months ended September 30, 2003 to approximately $7.6 million for the nine months ended September 30, 2004.  The increase in these costs is related to the acquisition of Genisys Consulting, Inc. and Meritage Technologies, Inc. Selling, general and administrative expenses as a percentage of total revenue excluding reimbursed expenses decreased from 28% for the nine months ended September 30, 2003 to 21% for the nine months ended September 30, 2004. This decrease is the result of increased selling and operating efficiencies during the applicable periods.

Stock Compensation.  Stock compensation expense consists of non-cash compensation arising from certain option grants to employees with exercise prices below fair market value at the date of grant and compensation expense associated with unvested stock options assumed in business combinations. Stock compensation expense decreased from $110,038 during the nine months ended September 30, 2003 to $26,613 during the nine months ended September 30, 2004. Such stock compensation is generally expensed across the vesting periods of the related option grants.  Stock compensation expense has decreased in the nine months ended September 30, 2004, due to majority of these stock options becoming fully vested.

Depreciation.  Depreciation expense decreased from $560,543 during the nine months ended September 30, 2003 to $363,593 during the nine months ended June 30, 2004. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets

Intangibles Amortization.  Intangibles amortization expense consists of amortization of intangibles arising from our acquisitions.  Amortization decreased from $554,170 during the nine months ended September 30, 2003 to $446,320 during the nine months ended September 30, 2004.  The decrease in amortization expense reflects the end of the assigned three-year useful life relating to intangibles for the acquisition of Compete, Inc. in February 2000, partially offset by increase amortization of intangibles acquired from Genisys Consulting, Inc. and Meritage Technologies Inc.

Interest Expense.  Interest expense was $199,172 during the nine months ended September 30, 2003 compared to $82,116 during the nine months ended September 30, 2004.  The decrease in interest expense is due to decreases in the principal balances on the notes payable to a related parties and the Company’s bank line of credit since the same period in 2003 which are partially off-set by the interest expense now being incurred on the newly funded acquisition credit facility drawn down in conjunction with the acquisition of Meritage Technologies, Inc. in June 2004.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, which includes certain intangibles amortization and deferred stock compensation. Our tax provision rate was 39% for the nine months ended September 30, 2004.  We have deferred tax assets amounting to approximately $1.9 million for which we have full valuation allowances.

Liquidity And Capital Resources

We have a line of credit arrangement with Silicon Valley Bank that will expire in December 2004. The agreement allows us to borrow up to an amount equal to 80% of eligible accounts receivable as defined in the agreement but in no event more than $6.0 million. We are required to comply with certain financial covenants under this agreement, which require us to maintain a minimum tangible net worth of at least $3,000,000 and to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to current liabilities of at least 1.50 to 1.00.  Borrowings under the agreement bear interest at the bank’s prime rate plus 1.00% (5.75% as of September 30, 2004). As of September 30, 2004, there were no amounts outstanding under this line of credit and the Company was in compliance with all covenants.

During the nine months ended September 30, 2004, we amended our credit facility with Silicon Valley Bank to provide an additional credit facility of $4.0 million to be used to finance certain qualified acquisitions. We are also required to comply with certain financial covenants under this acquisition credit facility, which require us to maintain a minimum tangible net worth of at least $3,000,000, to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to current liabilities of at least 1.50 to 1.00, and to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, divided by current maturities of long-term debt plus interest of at least 1.50 to 1.00. Borrowings under this arrangement bear interest equal to the average four year U.S. Treasury note yield plus 3.5% (7.11% as of September 30, 2004), and are repayable in thirty-six equal installments. We are entitled to make payments of accrued interest only for the first three monthly installments. As of September 30, 2004 the balance outstanding under this acquisition credit facility was $2.5 million and the Company was in compliance with all covenants.

In connection with the acquisitions of Javelin Solutions, Inc., Vertecon, Inc., and Meritage Technologies, Inc., we were required to establish various letters of credit totaling $615,000 to serve as collateral for certain office space and equipment leases. These letters of credit reduce the borrowings available under our line of credit facility with Silicon Valley Bank. Two letters of credit totaling $365,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

Net cash generated by operations for the nine months ended September 30, 2004 was approximately $ 1.7 million. As of September 30, 2004, we had approximately $ 2.8 million in cash and working capital of approximately $7.8 million.

We expect to fund our operations during 2004 and 2005 from cash generated from operations and short-term borrowings as necessary from our line of credit facility. The amount of borrowings available to us is based on a percentage of our receivables. If our capital is insufficient to fund our activities in either the short or long term, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

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

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company’s stock compensation plans been determined based on fair value at the grant dates for awards under these plans consistent with SFAS 123, the Company’s net income and earnings per share would have been reduced to pro forma amounts indicated in notes to financial statements above.

Management believes that the Company’s net deferred tax asset should continue to be reduced by a full valuation allowance.  Future operating results and projections could alter this conclusion, potentially resulting in an increase or decrease to the valuation allowance.  Any decrease in the valuation allowance would result in the recording of an income tax benefit, or a credit to APIC or acquired intangibles.

RISK FACTORS

Risks Specific to Our Business

We have incurred losses during some of the quarters during which we have been in business and we may incur losses in the future.

We have incurred operating losses in some of the quarters during which we have been in business. Although we have recently achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock will likely fall.

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

Amounts owed to us by IBM represented 11% of our accounts receivable, or $1.6 million, as of September 30, 2004. Failure of IBM to pay that amount would have a material adverse effect on our working capital, cash position, business, operating results and financial condition. Failure of IBM to pay us timely also has a material impact our cash and working capital balances.

Revenue from IBM accounted for approximately 33% and 17% of total revenues for the three-month periods ended September 30, 2003 and 2004, respectively. Revenue from IBM accounted for approximately 36% and 24% of total revenues for the nine months ended September 30, 2003 and 2004, respectively. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 8% and 2% of total revenues for the three months ended September 30, 2003 and 2004, respectively. Revenue from IBM specifically under the IBM Software Services for WebSphere subcontracting agreement accounted for approximately 10% and 4% of total revenues for the nine months ended September 30, 2003 and 2004, respectively. Our current agreement with IBM has been renewed and extended through August 2005, and may be terminated by IBM prior to that date upon five days written notice. A decision by IBM to reduce the amount of services performed by us or to terminate the agreement would have an adverse effect on our business, operating results and financial condition. In the event IBM decides not to use our services, our revenue and net income could be materially reduced.

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

We believe that our success will depend on retaining our senior management team and key technical personnel. Retention is particularly important in our business, as personal relationships are a critical element of obtaining and maintaining our partners. If any of these individuals stops working for us, our level of management, technical, marketing and sales expertise could significantly diminish. These individuals would be difficult to replace, and losing them could seriously harm our business. We may not be able to prevent key personnel, who may leave our employ in the future, from disclosing or using our technical knowledge, practices or procedures. One or more of our key personnel may resign and join a competitor or form a competing company. As a result, we might lose existing or potential clients.

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

The market for Internet software and services has changed rapidly over the last four years. The market for Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and service began to stabilize and improve throughout 2003 and 2004, but there can be no assurances that this trend will continue. Our future growth is dependent upon the demand for Internet software and services and our ability to provide strategic Internet services that are accepted by our end-user customers. Demand and market acceptance for Internet services are subject to a high level of uncertainty. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially and adversely affected.

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

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 25% of the voting power of our common stock. This concentration of ownership of our common stock may make it difficult for other Perficient stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial statements.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The following matter was voted upon at the Annual Meeting of Stockholders originally held on July 20, 2004 and adjourned until July 27, 2004:

1.             Each of persons listed below were nominated for election to the board of directors and were elected to serve as directors as indicated below:

	For	Withheld	Abstentions
Directors nominated for reelection:
John T. McDonald	8,578,884	12,138	—
David S. Lundeen	8,275,673	315,349	—
Robert E. Pickering, Jr	8,578,884	12,138	—
Max D. Hopper	8,284,050	306,972	—

Individuals nominated to fill vacancies:
Kenneth R. Johnsen	8,586,761	4,261	—
Ralph C. Derrickson	8,586,761	4,261	—

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc.
2.2††	Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc. , Perficient Meritage, Inc, Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative.
4.1+	Specimen Certificate for shares of common stock.
4.2+	Warrant granted to Gilford Securities Incorporated.
4.3+++	Certificate of Designation, Rights and Preferences of Series A Preferred Stock.
4.4+++	Form of Common Stock Purchase Warrant.
4.5#	Certificate of Designation, Rights and Preferences of Series B Preferred Stock.
4.6#	Form of Common Stock Purchase Warrant.
4.7##	Form of Warrant.

10.3†††	Amendment dated August 12, 2004 to existing arrangement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc.
10.4	Loan Modification Agreement dated September 28, 2004 by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., and Silicon Valley Bank
31.1	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Perficient, Inc. Pursuant to 18 U.S.C. Section 1350.

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

†	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on April 16, 2004 and incorporated by reference herein.
††	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K filed on June 18, 2004 and incorporated by reference herein.

†††	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed on August 16, 2004 and incorporated by reference herein.

(b) Reports on Form 8-K.

On July 29, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to report our financial results for the three months and six months ended June 30, 2004.

On August 30, 2004, we filed a Current Report on Form 8-K/A pursuant to Item 2 to report the acquisition of Meritage Technologies, Inc., amending our original Current Report on Form 8-K filed on June 23, 2004.

On September 28, 2004, we filed a Current Report on Form 8-K pursuant to Item 4 to report the dismissal of Ernst & Young LLP as our independent public accountants.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: November 15, 2004	/s/ John T. McDonald
John T. McDonald, Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2004	/s/ Michael D. Hill
Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)