Form 10KSB
period 2004-12-31
PERFICIENT INC
filed 2005-03-31
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2004
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-15169

PERFICIENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	No. 74-2853258
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of principal executive offices)

(512) 531-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year. $58,847,673

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at February 28, 2005 was $ 172,091,616.

     As of February 28, 2005, there were 21,182,627 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

i

PART I

Item 1. Description of Business.

Overview

          We are a rapidly growing information technology consulting firm serving Global 2000 and midsize companies in the central United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver software solutions using a core set of software products developed by our partners. These products, which are based on open standards such as the Java 2 Enterprise Edition, or J2EE, are commonly referred to as middleware and include application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal software. Using these products, our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to the changing demands of an increasingly global, Internet-driven and competitive marketplace.

          Through our experience in developing and delivering eBusiness integration solutions for more than 380 Global 2000 and midsize companies, we have acquired significant domain expertise that we believe differentiates our firm. We use small, expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing eBusiness integration solutions.

          We believe that the central United States represents an attractive geographic market and that our focus on this region and our network of nine offices throughout the central United States are additional competitive differentiators. We believe this geographic focus makes us the partner of choice both for Global 2000 and midsize companies in the area that seek business and technology consulting services and for software vendors that seek consulting firm partners to sell and deliver solutions that use their products.

          We place strong emphasis on building lasting relationships with clients. In fiscal years 2002, 2003 and 2004, 81%, 85% and 91% of revenue, respectively, excluding from the calculation for any single period revenue from acquisitions completed in that single period, was derived from customers that were clients in the prior year. We have also built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

          We are expanding through a combination of organic growth and acquisitions and completed three acquisitions in 2004 — Genisys Consulting, Inc., or Genisys, in April 2004, Meritage Technologies, Inc., or Meritage, in June 2004, and ZettaWorks LLC, or ZettaWorks, in December 2004. We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that can be acquired on financially accretive terms. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Over the past five years, we have acquired and integrated seven privately held information technology consulting firms, three of which were acquired in 2004. We believe that we can achieve significantly faster growth in revenues and profitability through a combination of organic growth and acquisitions than we could through organic growth alone.

Industry Background

          A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

          United States Economic Recovery. The years 2001 and 2002 saw a protracted downturn in information technology spending as a result of an economic recession in the United States and the collapse of the Internet “bubble.” The information technology consulting industry began to experience a recovery in the second half of 2003 which continued through 2004. The industry is benefiting from the overall improvement in the United States economy as well as a need by businesses to continue the transformation that they began in the 1990s with the commercialization of the Internet. It is expected that information technology services spending will continue to increase in the foreseeable future. According to independent market research firm IDC, total information technology services spending in the United States is expected to increase 6.4% in 2005 to $272 billion and to achieve a 6.7% compound annual growth rate through 2008.

          Need to Rationalize Complex, Heterogeneous Enterprise Technology Environments. Over the past 15 years, the information systems of many Global 2000 and midsize companies have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility and improved access to business information. Organizations have also widely installed enterprise resource planning, or ERP, supply chain management, or SCM, and customer relationship management, or CRM, applications in order to streamline internal processes and enable communication and collaboration.

          As a result of investment in these different technologies, organizations now have complex, heterogeneous enterprise technology environments with incompatible technologies and high costs of integration. These increases in complexity, cost and risk, combined with the business and technology transformation caused by the commercialization of the Internet, have created demand for information technology consultants with experience in enabling the integration of disparate platforms and leveraging Internet-based technologies to support business and technology goals.

          Increased Competitive Pressures. Over the past five years, the marketplace has become increasingly global, Internet-driven and competitive. To gain and maintain a competitive advantage in this environment, Global 2000 and midsize companies seek real-time access to critical business applications and information that enables quality business decisions based on the latest possible information, flexible business processes and systems that respond quickly to market opportunities, improved quality and lower cost customer care through online customer self-service and provisioning, reduced supply chain costs and improved logistics through processes and systems integrated online to suppliers, partners and distributors and increased employee productivity through better information flow and collaboration.

          Enabling these business goals requires integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This requires the ability not only to integrate the numerous disparate information resource types, databases, legacy mainframe applications, packaged application software, custom applications, trading partners, people and Web services, but also to manage the business processes that govern the interactions between these resources so that organizations can engage in “real-time business.” Real-time business refers to the use of current information in business to execute critical business processes.

          These factors are driving increased spending on software and related consulting services in the areas of application integration, middleware and portals, or AIMP, as these segments play critical roles in the integration between new and extant systems and the extension of those systems to customers, suppliers and partners via the Internet. Companies are expected to increase software spending on integration broker suites, enterprise portal services, application platform suites and message-oriented middleware. Gartner Dataquest, or Gartner, an independent market research firm, projects that growth in these specific sub-segments within the AIMP software area will outpace general software spending. Gartner expects worldwide spending in these four specific software sub-segments to increase from approximately $4.33 billion in 2004 to $6.67 billion in 2007, a compound annual growth rate of 15.5%. As companies increase spending on software, their overall spending on services will also increase, often by a multiplier of each dollar spent on software. For example, IDC projects that in 2005, across 17 industries, spending on services, as a multiple of software spending, will range from a high of 3.19 to a low of 1.28, with an average of 2.14.

Competitive Strengths

          We believe our competitive strengths include:

•	Domain Expertise. Through our experience developing and delivering solutions for more than 380 Global 2000 and midsize companies, we have acquired significant domain expertise in a core set of eBusiness solutions, applications and software platforms. These solutions include eBusiness infrastructure, enterprise portals, ecommerce platforms, eCRM and supply chain Web enablement. The applications include enterprise application integration software, business process management and business activity monitoring applications and enterprise portal software. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere®, TIBCO® BusinessWorks and Microsoft.NET.

•	Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through small, expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based and business-driven solutions methodology. Our eNable

Methodology, a unique and proven execution process map we developed, allows for repeatable, high quality services delivery. The eNable Methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients’ business processes to provide enhanced customer value and operating efficiency, enabled by Web technology. As a result, we believe we are able to offer our clients the dedicated attention that boutiques usually provide and the delivery and project management that larger firms usually offer.

•	Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as excellent references for us. In fiscal years 2002, 2003 and 2004, 81%, 85% and 91% of revenue, respectively, excluding from the calculation for any single period revenue from acquisitions completed in that single period, was derived from customers that were clients in the prior year.

•	Vendor Partnerships and Endorsements. We have built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner and a Microsoft Gold Certified Partner.

•	Geographic Focus. With nine offices spanning the central United States from Houston, Texas, to Detroit, Michigan, we focus on Global 2000 and midsize companies that have a presence in the central United States. We believe this geographic focus helps position us as the provider of choice for these companies in the area that are seeking business and technology consulting services and for software vendors that seek consulting firm partners to sell and deliver solutions that leverage their products.

•	Emerging Offshore Capability. Our recently acquired subsidiary, Perficient ZettaWorks, Inc. maintains a small offshore development facility in Bitoli, Macedonia. Through this facility we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. This expertise, as well as our partnerships with offshore services providers based in India, will enable us to more effectively deliver our solutions.

Our Solutions

          We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by developing, integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure that enables clients to:

•	give managers and executives the information they need to make quality business decisions and dynamically adapt their business processes and systems to respond to client demands, market opportunities or business problems;

•	improve the quality and lower the cost of customer acquisition and care through Web-based customer self-service and provisioning;

•	reduce supply chain costs and improve logistics by flexibly and quickly integrating processes and systems and making relevant real-time information and applications available online to suppliers, partners and distributors;

•	increase the effectiveness and value of legacy enterprise technology infrastructure investments by enabling faster application development and deployment, increased flexibility and lower management costs; and

•	increase employee productivity through better information flow and collaboration capabilities and by automating routine processes to enable focus on unique problems and opportunities.

Our eBusiness integration solutions include the following:

•	eBusiness Infrastructure. Our eBusiness infrastructure solutions use the latest Internet-based technologies to integrate, leverage and extend our clients’ legacy ERP systems. We design, build and deploy infrastructure solutions that are scalable, reliable, secure and cost-effective. We deliver eBusiness infrastructure solutions around all market-leading middleware and EAI platforms/tools. In particular, we maintain an Advanced Technology Services group, which is a 53-person team dedicated exclusively to IBM WebSphere infrastructure solutions.

•	Enterprise Portals. We design, develop, implement and integrate secure and scalable enterprise portals for our clients, their customers, suppliers and partners that include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting and content management and personalization.

•	eCommerce Platforms. We develop secure and reliable ecommerce infrastructures that dynamically integrate with back-end systems and complementary applications, provide for transaction volume scalability and sophisticated content management.

•	eCRM. We create advanced eCRM solutions that facilitate customer acquisition, service and support, sales, and marketing by understanding our customers’ needs through interviews, facilitated requirements gathering sessions and call center analysis, developing an iterative, proto-type driven solution and integrating the solution to legacy processes and applications.

•	Supply Chain Web Enablement. We help companies develop secure, standards-based Internet platforms based on unique design and build requirements to support purchasing, distribution, sales and service with their trading partners.

We conceive, build and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation and managed services.

          The following case studies represent eBusiness integration and middleware solutions delivered to four of our customers.

          eCRM Solution for an Insurance and Financial Services Company. A Midwestern based division of a large provider of insurance and other financial services retained us to address slowing sales of its group variable life products and rising operating costs due to inefficient customer policy enrollment and customer service processes.

          We designed, developed and delivered an effective eEnrollment and eService portal that provides the client with critical online enrollment and customer self-service functionality. Our solution, built on IBM WebSphere, includes online customer self-enrollment with full eSignature capability, single sign-on integration with customer and client portals, enhances case administration capabilities for the client and intuitive calculators and forecasting tools for its customers.

          We believe our solution enabled the client to enhance its competitive advantage by offering customers a differentiated Web-based self-service portal and by reducing customer provisioning and support costs. Our solution was designed to eliminate paper forms through paperless workflow capability, reduce call center volume and enable increased sales volume on constant headcount. We believe the benefits of our services to this client included significant cost savings and increased productivity and growth in customer site satisfaction.

          eBusiness Infrastructure Solution for a Television Home Shopping Channel. A large television home shopping channel based in the midwestern United States retained us to help overcome growth constraints and transaction processing inefficiencies caused by myriad back-end systems serving their broadcast, Internet and direct mail supply chains.

          We designed, developed and delivered an enterprise application integration solution that linked 70 disparate back-end distribution, payment and production systems across the company into an efficient, manageable platform. The solution, built on TIBCO BusinessWorks, included a standard transaction protocol across the enterprise, a messaging layer that manages enterprise information flow and a more robust e-commerce engine and platform.

          We believe our solution enabled the client to overcome growth constraints and leverage real-time business capabilities to improve supply-chain efficiency. Our solution was designed to enable real-time access to one million transactions per day, including order entry and payment processing tasks and reduce the cost of future integration, development and data access.

          Web-based Budgeting Solution for a Financial Services Company and Brokerage Firm. A leading brokerage and financial services firm based in the Midwest retained us to help them streamline annual budgeting and planning processes for more than 180 individual branch offices.

          We designed, built and delivered a Web-enabled enterprise revenue forecasting and budgeting system. Our solution, built on Microsoft.NET, establishes multi-year revenue projections and estimates appropriate budgets for each branch office, creates scorecards to set compensation metrics for key employees and aggregates annual revenue projections and goals across the company. In connection with delivering this solution, we performed requirements analysis, collected details of data and process flow, designed an object-oriented component architecture and created a testing environment for stress testing to ensure performance under demanding circumstances.

          We believe our solution enabled this client to improve its financial planning and budgeting process and improved market responsiveness.

          eBusiness Strategy Engagement for a Specialty Pharmaceutical Company. A fully integrated specialty pharmaceutical company based in the Midwest engaged us to develop and implement a comprehensive eBusiness strategy for their growing enterprise.

          We delivered a three-year eBusiness strategy based on our client’s business strategy and emerging trends in the pharmaceutical industry. The strategy focused on maximizing knowledge capital and strengthening customer bonds. We developed an employee portal to deliver business intelligence through executive dashboards and foster knowledge sharing through the aggregation of intellectual assets. We also implemented a customer self service site that now provides 24-hour support to customers seven days a week.

          We believe we have created a means for our clients to have faster and more in-depth access to key information which will lead to better business decisions. This will enable our clients to service their customers in an effective and efficient manner.

          In addition to our eBusiness solution services, we offer education and mentoring services to our clients. We operate an IBM-certified advanced training facility in Chicago, Illinois, where we provide our clients both customized and established curriculum of courses and other education services in areas including object-oriented analysis and design immersion, J2EE, user experience, MQSeries, VisualAge Generator and Wireless, and an IBM Course Suite with over 20 distinct courses covering the IBM WebSphere product suite including WebSphere Application Server, WebSphere Commerce, WebSphere Portal, and VisualAge for Java/WebSphere Studio Application Developer. We also leverage our education practice and training facility to provide continuing education and professional development opportunities for our colleagues.

Our Solutions Methodology

          Our approach to solutions design and delivery is user-centered, technology-based and business-driven and is executed through a methodology, which we refer to as the eNable Methodology, that is:

•	iterative and results oriented;

•	centered around a flexible and repeatable framework;

•	collaborative and customer-centered in that we work with not only our clients but with our clients’ customers in developing our solutions;

•	focused on delivering high value, measurable results; and

•	grounded by industry leading project management.

          The eNable Methodology allows for repeatable, high quality services delivery through a unique and proven execution process map. Our methodology is grounded in a thorough understanding of our clients’ overall business strategy and competitive environment. The eNable Methodology leverages the thought leadership of our senior strategists and practitioners and focuses on transforming our clients’ business processes, applications and technology infrastructure. The eNable Methodology approach focuses on business value or return-on-investment, with specific objectives and benchmarks established at the outset.

Our Strategy

          Our goal is to be the leading independent information technology consulting firm in the central United States. To achieve our goal, our strategy is to:

•	Grow Relationships with Existing and New Clients. We intend to continue to solidify and expand enduring relationships with our existing clients and to develop long-term relationships with new clients by providing our customers with solutions that generate a demonstrable, positive return-on-investment. Our incentive plan rewards our project managers to work in conjunction with our sales people to expand the nature and scope of our engagements with existing clients.

•	Continue Making Disciplined Acquisitions. The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired on financially accretive terms. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients. Over the past five years, we have acquired and successfully integrated seven privately held information technology consulting firms. We continue to actively look for attractive acquisitions that leverage our core expertise, particularly in the central United States, and look to expand our capabilities and geographic presence, including offshore.

•	Expand in the Central United States. We believe the central United States represents an attractive geographic market for organic growth and we plan on expanding further in this region. We currently have nine offices in the central United States and expect to grow the number of professionals in these offices as our business expands. In addition, we expect to grow our presence in the central United States through targeted acquisitions.

•	Enhance Brand Visibility. Our focus on a core set of eBusiness solutions, applications and software platforms and a targeted customer and geographic market has given us significant market visibility for a firm of our size. In addition, we believe we have in the past year achieved critical mass in size, which has significantly enhanced our visibility among prospective clients, employees and software vendors. As we continue to grow our business, we intend to increase our marketing activities to highlight our thought leadership in eBusiness solutions and infrastructure software technology platforms.

•	Invest in Our People and Culture. We have cultivated a culture built on teamwork, a passion for technology and client service, and a focus on cost control and the bottom line. As a people-based business, we continue to invest in the development of our professionals and to provide them with entrepreneurial opportunities and career development and advancement. Our technology, business consulting and project management councils ensure that each client team learns best practices being developed across the company and our recognition program rewards teams for implementing those practices. We believe this results in a team of motivated professionals armed with the ability to deliver high-quality and high-value services for our clients.

•	Leverage Existing and Pursue New Strategic Alliances. We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers and allows us to take advantage of compelling technologies in a mutually beneficial and cost-competitive manner. Many of these relationships, and in particular IBM, also lead to a sales channel whereby our partners, or their clients, utilize us as the services firm of choice to help a partner’s clients integrate their technology.

•	Use Offshore Services When Appropriate. Our solutions and services are typically delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise which tends to offset the potential savings from utilizing offshore resources. However, there are projects in which we can use lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We have established partnerships with a number of offshore staffing firms from whom we source offshore technology professionals on an as-needed basis. Additionally, through our acquisition of ZettaWorks, we maintain a small offshore development and delivery facility in Macedonia.

Sales and Marketing

          We have a 21 person direct solutions-oriented sales force that sells from 9 of our 11 offices. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client’s needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-on engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients’ business partners. More than 80% of our sales are executed by our direct sales force.

          Our target client base includes companies in the central United States with annual revenues in excess of $1 billion. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We pursue only solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $3 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutiques.

          We have sales and marketing partnerships with software vendors including IBM Corporation, TIBCO Software, Inc., Microsoft Corporation, Art Technology Group, Inc., or ATG, Wily Technology, Inc., Bowstreet, Adobe Systems Incorporate and Stellent, Inc. These companies are key vendors of open standards based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. In particular, the IBM software sales channel provides us with significant sales lead flow and joint selling opportunities. Revenue from IBM was approximately 17% and 35% of total revenue for the years ended December 31, 2004 and 2003, respectively.

          As we continue to grow our business, we intend to increase our marketing activities to highlight our thought leadership in eBusiness solutions and infrastructure software technology platforms. Our efforts will include technology white papers, by-lined articles by our colleagues in technology and trade publications, media and industry analyst events, sponsorship of and participation in targeted industry conferences and trade shows.

Clients

          We have developed and delivered eBusiness integration solutions for more than 380 Global 2000 and midsize companies to date. In the year ended December 31, 2004, we provided services to approximately 180 customers, excluding customers acquired as a result of the acquisition of ZettaWorks. The following is a list of our top 10 customers by revenue, for the year ended December 31, 2004:

•	Assurant/Fortis, Inc.;

•	IBM Corporation;

•	KV Pharmaceutical Company;

•	Anheuser-Busch, Inc.;

•	Paragon Life Insurance Company, a MetLife Company;

•	Penguin Group;

•	ShopNBC;

•	Union Bank of California;

•	Wachovia Corporation; and

•	Zions Bancorporation.

Competition

          The market for the information technology consulting services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;

•	regional consulting firms such as Software Architects, Inc., Haverstick Consulting, Inc. and Quilogy, Inc.;

•	national consulting firms, such as Answerthink, Inc., Accenture, BearingPoint, Inc., Ciber, Inc., Electronic Data Systems Corporation and Sapient Corporation;

•	in-house professional services organizations of software companies; and

•	to a limited extent, offshore providers such as Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Satyam Computer Services Limited and Wipro Limited.

          We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, quality of proposed solutions, service quality and performance, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to increase in the future.

          Some of our competitors have longer operating histories, larger client bases and greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be better able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Colleagues

          As of December 31, 2004, we had 424 colleagues, 369 of which were billable professionals, including 80 subcontractors and 55 of which were involved in sales, general administration and marketing.

          Recruiting. We are dedicated to hiring, developing and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions.

          Our recruiting efforts are an important element of our continuing operations and future growth. We generally target technology professionals with extensive experience and demonstrated expertise. To attract technology professionals, we use a broad range of sources including on-staff recruiters, outside recruiting firms, internal referrals, other technology companies and technical associations, the Internet and advertising in technical periodicals. After initially identifying qualified candidates, we conduct an extensive screening and interview process.

          Retention. We believe that our rapid growth, focus on a core set of eBusiness solutions, applications and software platforms and our commitment to career development through continued training and advancement opportunities make us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our professionals with assessing their skills and developing a detailed action plan for guiding their career development. Over the past two years, our voluntary attrition rate has been approximately 15%, which we believe is well below the industry average.

          Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies, including an on-line, Internet-based education and training program that offers more than 200 topics, including CORBA, EJB architecture, HTML, J2EE, Linux, Network Security and XML fundamentals. This web-based education system is offered to all of our technology professionals to facilitate their ongoing professional development and increase their technical expertise. We also utilize our education practice and IBM-certified advanced training facility in Chicago, Illinois to provide continuing education and professional development opportunities for our colleagues.

          Compensation. Our colleagues have a compensation model that includes a base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenue generated, utilization, profit and personal skills growth. Our colleagues are not represented by any collective bargaining unit, and we have never experienced a work stoppage.

          Leadership Councils. Our technology leadership council performs a critical role in maintaining our technology leadership. Consisting of key employees from each of our practice areas, the council frames our new strategic partner strategies and conducts regular Internet webcasts with our technology professionals on specific partner and general technology issues and trends. The council also coordinates thought leadership activities, including white paper authorship and publication and speaking engagements by our professionals. Finally, the council identifies services opportunities between and among our strategic partners’ products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

Culture

          Culture Committee. We continue to build our corporate culture around a common set of values based on expertise, honesty and teamwork. Our Culture Committee consists of a member from each of our offices and focuses on defining and supporting activities and events that bind our colleagues together and promote an esprit de corps. We believe in a strong corporate culture and make a substantial investment in supporting activities and events through an annual budget that our Culture Committee may allocate in its sole discretion. Some activities have included a rewards and recognition program, work-life balance programs and internal social events among our colleagues.

          The Perficient Promise. We have codified our commitments to each other in what we call the “Perficient Promise,” which consists of the following six simple commitments our colleagues make to each other:

•	we believe in long-term client and partner relationships built on investment in innovative solutions, delivering more value than the competition and a commitment to excellence;

•	we believe in growth and profitability and building meaningful scale;

•	we believe each of us is ultimately responsible for our own career development and has a commitment to mentor others;

•	we believe that Perficient has an obligation to invest in our consultants’ training and education;

•	we believe the best career development comes on the job; and

•	we love challenging new work opportunities.

We take these commitments extremely seriously because we believe that we can succeed only if the Perficient Promise is kept.

Knowledge Management

          MyPerficient.com—The Corporate Portal. To ensure easy access to a wide range of information and tools, we have created a corporate portal, MyPerficient.com. It is a secure, centralized communications tool implemented using IBM’s

WebSphere Portal Server product. It allows each of our colleagues unlimited access to information, productivity tools, time and expense entry, benefits administration, corporate policies and forms and quality management information directories and documentation.

          Professional Services Automation Technology. We recently completed the implementation of Primavera’s Professional Services application as the enabling technology for many of our business processes, including, and perhaps most importantly, knowledge management. We possess and continue to aggregate significant knowledge including marketing collateral, solution proposals, work product and client deliverables. Primavera’s technology allows us to store this knowledge in a logical manner and provides full-text search capability allowing our colleagues to deliver solutions more efficiently and competitively.

General Information

          We were incorporated in Texas in September 1997 and reincorporated in Delaware in May 1999. Our principal executive offices are located at 1120 South Capital of Texas Highway, Building 3, Suite 220, Austin, Texas 78746 and our telephone number is (512) 531-6000. Our stock is traded on the Nasdaq National Market under the symbol “PRFT.” Our website can be visited at www.perficient.com.

Item 2. Description of Property.

          We lease office space in St. Louis, Missouri (10,517 square feet), Minneapolis, Minnesota (18,889 square feet), Downers Grove, Illinois (4,187 square feet), Chicago, Illinois (5,927 square feet), Franklin, Ohio (6,684 square feet), Denver, Colorado (5,241 square feet), Carmel, Indiana (5,194 square feet), Columbus, Ohio (7,550 square feet), Detroit, Michigan (5,500 square feet), Houston, Texas (8,135 square feet), and London, Ontario (2,447 square feet). Our corporate headquarters are located in Austin, Texas (2,701 square feet).

Item 3. Legal Proceedings.

          Although we are a party to litigation and claims arising in the course of our business, management does not expect the results of these actions to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Our common stock is quoted on the Nasdaq National Market under the symbol “PRFT.” Prior to February 2, 2005, our common stock was quoted on the Nasdaq SmallCap Market under the same symbol. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq Small Cap Market.

	High	Low
Year Ending December 31, 2003:
First Quarter	$1.07	$0.50
Second Quarter	1.29	0.55
Third Quarter	3.03	0.94
Fourth Quarter	3.82	2.15
Year Ending December 31, 2004:
First Quarter	$4.32	$2.36
Second Quarter	5.00	3.10
Third Quarter	4.00	2.91
Fourth Quarter	6.96	3.84

          On March 29, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $7.259 per share. There were approximately 124 stockholders of record of our common stock as of December 31, 2004.

          We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our acquisition line of credit currently prohibits the payment of cash dividends without the prior written consent of Silicon Valley Bank.

Equity Compensation Plan Information

          The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2004:

	Number of Securities to		Number of Securities
	be Issued upon Exercise	Weighted-Average	Remaining Available for
	of Outstanding Stock	Exercise Price of	Future Issuance under
	Options, Warrants	Outstanding Options,	Equity Compensation
Plan Category	and Rights	Warrants and Rights	Plans
Equity-Compensation Plans Approved by Security Holders (1)	6,067,119	$3.06	197,639
Equity-Compensation Plans Not Approved by Security Holders (2)(3)(4)	106,383	$0.31	—

TOTAL	6,173,502	$3.01	197,639

(1)	Represents 6,527,257 shares authorized for issuance under the Perficient, Inc, 1999 Stock Option/Stock Issuance Plan. The automatic share increase program provides for an increase each year equal to 8% of the outstanding Common Stock on the last trading day in December of the previous year, but in no event will any such annual increase exceed 1,000,000 shares of Common Stock. Pursuant to our automatic share increase program, 1,000,000 additional shares were authorized for issuance under the Plan as of January 1, 2005.

(2)	Represents options to purchase 106,383 shares of Common Stock with an exercise price of $0.31 per share that were granted in September 2001 to John T. McDonald, our Chief Executive Officer and Chairman of the Board, in lieu of a $50,000 cash bonus.

(3)	In connection with the merger of Javelin Solutions, Inc. into our wholly-owned subsidiary and the merger of Primary Webworks, Inc. d/b/a Vertecon, Inc. into our wholly-owned subsidiary, we assumed Javelin’s stock option plan and Vertecon’s stock option plan and all the outstanding options thereunder. Each outstanding option under the Javelin plan and the Vertecon plan was converted into an option to purchase Common Stock. No future awards may be made under the respective plans. These amounts exclude (i) options to purchase approximately 114,339 shares of our Common Stock exercisable for a weighted-average exercise price of $1.35 per share issued in connection with our assumption of the Javelin plan and (ii) options to purchase approximately 57,822 shares of our Common Stock exercisable for a weighted-average exercise price of $4.40 per share issued in connection with our assumption of the Vertecon plan.

(4)	These amounts exclude options to purchase 46,897 shares of our Common Stock with an exercise price of $3.36 per share and options to purchase 46,699 shares of our Common Stock with an exercise price of $0.02 per share that were issues to certain employees of Compete, Inc. and assumed in connection with our May 2000 acquisition of Compete, Inc.

Item 6. Management’s Discussion and Analysis or Plan or Operations

          You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this annual report and in the documents that we incorporate by reference into this annual report. This annual report may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors.”

Overview

          We are a rapidly growing information technology consulting firm serving Global 2000 and midsize companies in the central United States. We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure.

     Services Revenue

          Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10.3% of our services revenue for the year ended December 31, 2004. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

     Software Revenue

          A smaller but growing portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere products. Revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter and from year to year depending on our customers’ demand for our partners’ software products. Generally, spending on software sales is a strong indicator of future spending on software services.

     Cost of Revenue

          Cost of revenue consists primarily of salaries and benefits associated with our technology professionals and subcontractors. Cost of revenue also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenue does not include depreciation of assets used in the production of revenues, which is considered immaterial.

     Gross Margins

          Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Over the past two years, as the information technology software and services industry has recovered from the protracted downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist of cash and non-cash compensation for sales, executive and administrative employees, training, sales and marketing activities, investor relations, recruiting, travel costs and expenses, and miscellaneous expenses. Non-cash compensation includes stock compensation expenses arising from various option grants to employees with exercise prices below fair market value at the date of grant. Such stock compensation is generally expensed across the vesting periods of the related equity grants. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software company partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

     Quarterly Fluctuations

          Our quarterly operating results are subject to seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. Demand for our services generally has been lower in the fourth quarter due to reduced activity during the holiday season. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed or cancelled by entering into arrangements to provide additional services to the same clients or others. Software sales tend to show some seasonality as well, in that we tend to see higher software demand during the third and fourth quarter of the calendar year due to client budget planning and usage cycles, though this is not always the case. These and other seasonal factors may contribute to fluctuations in our operating results from quarter to quarter.

     Plans for Growth & Acquisitions

          Our goal is to be the leading independent information technology consulting firm in the central United States through, among other things, expanding our relationships with existing and new clients, expanding our operations in the central United States and continuing to make disciplined acquisitions. We believe the central United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows in the central United States, we believe we will attempt to increase the number of professionals in our nine central United States offices to meet such demand and, as a result, increase our services revenue. In addition, we believe our track record for identifying attractive acquisitions and our ability to integrate acquired businesses helps us successfully complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

          Consistent with our strategy of growth through disciplined acquisitions, during 2004 we consummated three acquisitions: Genisys on April 2, 2004; Meritage on June 18, 2004; and ZettaWorks on December 20, 2004. The operating results of these businesses have been included in our consolidated operating results from the respective dates of acquisition. They significantly affected the comparability of our 2004 operating results to those of prior years, and they will continue to affect the comparability of our results in 2005, when they are included in our operating results for the full year.

Results of Operations

     Summary Table

          The following table summarizes our results of operations as a percentage of total services and software revenue:

	2003	2004
Services revenue	86.6%	76.7%
Software revenue	13.4	23.3
Reimbursed expenses	6.6	4.2

Total revenue	106.6	104.2
Cost of revenue
Project personnel costs	47.4	46.1
Software costs	10.9	20.1
Reimbursable expenses	6.6	4.2
Other project related expenses	1.6	0.5

Total cost of revenue	66.4	70.8

Services gross margin	43.5	39.2
Software gross margin	18.6	13.9

Total gross margin	40.2	33.3
Selling, general and administrative	28.2	19.5
Depreciation and amortization	4.5	2.1

Income from operations	7.4	11.6
Interest expense, net	(1.0)	(0.2)

Income before income taxes	6.4	11.4
Provision for income taxes	2.7	4.5

Net income	3.7	6.9
Accretion of dividends on preferred stock	(0.6)	—

Net income available to common stockholders	3.2%	6.9%

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Revenue. Total revenue increased 95% to $58.8 million for the year ended December 31, 2004 from $30.2 million for the year ended December 31, 2003. Services revenue increased 77% to $43.3 million in 2004 from $24.5 million in 2003. The increase in services revenue resulted from increases in average project size and quantity of projects. These increases were largely attributable to the acquisitions of Genisys, Meritage and ZettaWorks which accounted for $7.5 million, $6.9 million and $0.3 million, respectively, of services revenue for the year ended December 31, 2004. The utilization rate of our professionals, excluding subcontractors also increased to 83% for the year ended December 31, 2004 from 76% for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, 17% and 35%, respectively, of our revenue was derived from IBM. Software revenue increased 248% to $13.2 million in 2004 from $3.8 million in 2003 due to increased customer demand. Reimbursable expenses increased 25% to $2.3 million in 2004 from $1.9 million in 2003.

          Cost of Revenue. Cost of revenue increased 113% to $40.0 million for the year ended December 31, 2004 from $18.8 million for the year ended December 31, 2003. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of Genisys, Meritage and ZettaWorks. The average number of professionals performing services, including subcontractors, increased to 220 for the year ended December 31, 2004 from 121 for the year ended December 31, 2003. Also, costs associated with software sales increased 268% to $11.3 million in 2004 in connection with the increased software revenue in 2004 compared to 2003.

          Gross Margin. Gross margin increased 65% to $18.8 million for the year ended December 31, 2004 from $11.4 million for the year ended December 31, 2003. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 33% in 2004 from 40% in 2003. The decrease in gross margin as a percentage of revenue is primarily due to the increase in software sales revenue in proportion to total revenue, which typically yields a lower margin than our services revenue. Services gross margin decreased slightly to 39.2% in 2004 from 43.5% in 2003 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Genisys, Meritage and ZettaWorks. Software gross margin decreased to 13.9% in 2004 from 18.6% in 2003 primarily as a result of fluctuations in selling prices to customers based on competive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

          Selling, General and Administrative. Selling, general and administrative expenses increased 40% to $11.1 million for the year ended December 31, 2004 from $8.0 million for the year ended December 31, 2003 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Genisys, Meritage and ZettaWorks. However, selling, general and administrative expenses as a percentage of revenue decreased to 19.5% for the year ended December 31, 2004 from 28.2% for the year ended December 31, 2003. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of an increase in software sales, for which there are generally less incremental costs, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

          Depreciation. Depreciation expense decreased 24% to $512,000 during 2004 from $670,000 during 2003. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets.

          Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 14% to approximately $696,000 for the year ended December 31, 2004 from approximately $610,000 for the year ended December 31, 2003. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys and Meritage, partially off-set by the end of the assigned three-year useful life relating to intangibles acquired in the acquisitions of Compete, Inc. in May 2000 and Core Objective, Inc. in November 2000.

          Interest Expense. Interest expense decreased 52% to $137,000 for the year ended December 31, 2004 compared to $286,000 during the year ended December 31, 2003. This decrease in interest expense is due to decreases in the principal balances on the notes payable issued in our acquisition of Javelin Solutions, Inc. in 2002 and our accounts receivable line of credit since 2003. These decreasing balances are partially off-set by the interest expense now being incurred on the newly funded acquisition line of credit which was drawn down in connection with the acquisitions of Meritage in June 2004 and ZettaWorks in December 2004.

          Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision decreased to 39% for the year ended December 31, 2004 from 42% for the year ended December 31, 2003 as a result of a decrease in non-deductible expenses. We have deferred tax assets resulting from net operating losses of acquired companies amounting to approximately $3.3 million for which we have a valuation allowance of $3.0 million. The remaining deferred tax asset of $0.3 million is completely off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from the Genisys acquisition. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity And Capital Resources

          Selected measures of liquidity and capital resources are as follows:

	As of December 31,
	2003	2004
	(In millions)
Cash and cash equivalents	$2.0	$3.9
Working capital	$4.0	$9.2

     Net Cash Provided By Operating Activities

          We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash generated by operations for the year ended December 31, 2004 increased 114% to $4.0 million from $1.9 million for the year ended December 31, 2003.

          Accounts receivable, net of allowance for doubtful accounts, totaled $20.0 million at December 31, 2004, representing approximately 65 days of sales outstanding, excluding end-of-quarter software sales, compared to $5.5 million, or 64 days at December 31, 2003.

          A significant amount of our revenue is derived from IBM. Accordingly, our accounts receivable generally includes significant amounts due from IBM. As of December 31, 2004, approximately 11% of our accounts receivable was due from IBM.

     Net Cash Used in Investing Activities

          For the year ended December 31, 2004, we used $10.7 million in cash, net of cash acquired, to acquire Genisys, Meritage and ZettaWorks and used $430,000 to purchase equipment fixed assets.

     Net Cash From Financing Activities

          Our financing activities consisted primarily of issuance of common stock issuances during 2004. We had to raise additional funding during 2004 to finance the acquisitions consummated during the year.

          At December 31, 2004, we had $3.9 million in cash and cash equivalents. The Company has engaged an investment banking firm to act as its exclusive advisor in the offering to sell the Company’s common stock in a secondary offering. The Company anticipates raising between $25 million and $50 million. We believe that the current available funds, net proceeds from the above proposed offering, and cash flows generated from operations will be sufficient to meet our working capital and capital requirements to finance acquisitions for the next twelve months.

     Availability of Funds from Bank Line of Credit Facilities

          We have a $13.0 million credit facility with Silicon Valley Bank comprising a $9.0 million accounts receivable line of credit and a $4.0 million acquisition term line of credit. We amended this credit facility on January 31, 2005 to increase the accounts receivable line of credit from $6.0 million to $9.0 million. The accounts receivable line of credit, which expires in December 2005, allows us to borrow up to an amount equal to 80% of eligible accounts receivable, as defined in the agreement, but in no event more than $9.0 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.00%, or 5.75%, as of December 31, 2004. As of December 31, 2004, there were no amounts outstanding under the accounts receivable line of credit and the amount available was approximately $8.5 million.

          Our $4.0 million term acquisition line of credit with Silicon Valley Bank provides an additional source of financing for certain qualified acquisitions. As of December 31, 2004 the balance outstanding under this acquisition line of credit was approximately $3.8 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50%—the initial $2.5 million draw, of which $2.3 million remains outstanding, bears interest of 7.11% at December 31, 2004 and the subsequent $1.5 million draw, all of which remains outstanding, bears interest of 6.90% at December 31, 2004 and are repayable in thirty-six equal monthly installments. We are entitled to make payments of accrued interest only for the first three monthly installments.

          We are required to comply with various financial covenants under our Silicon Valley Bank credit facility. We are required to maintain a minimum tangible net worth of at least $3,000,000, to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, divided by current maturities of long-term debt plus interest of at least 1.50 to 1.00, and, pursuant to the January 31, 2005 amendment, to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to all outstanding obligations to the bank of at least 1.50 to 1.00. As of December 31, 2004, we were in compliance with all covenants under this credit facility and we expect to be in compliance during 2005.

     Contractual Obligations

          In connection with certain of our acquisitions, we were required to establish various letters of credit totaling $550,000 with Silicon Valley Bank and $65,000 with Key Bank to serve as collateral for certain office space and equipment leases. We expect to retire the Key Bank letter of credit in the first half of 2005. The letters of credit with Silicon Valley Bank reduce the borrowings available under our line of credit with Silicon Valley Bank. One letter of credit of $300,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

          In connection with the acquisition of Javelin, we issued $1.5 million in notes, $1.0 million of which was payable in four equal annual installments on the anniversary of the closing date of the acquisition in April 2002. The other $500,000 is payable in eight equal quarterly installments that commenced in July 2002. We paid $125,000 in 2002, $500,000 in 2003 and $375,000 in 2004. Accordingly, annual installments of $250,000 remain to be paid in each of 2005 and 2006.

          We have incurred commitments to make future payments under contracts such as leases and certain long-term liabilities. Maturities, excluding interest, under these contracts are set forth in the following table as of December 31, 2004:

	Payment Due by Period
		Less			More
		Than	1-3		Than
Contractual Obligations	Total	1 Year	Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations, excluding interest	$4,281	$1,379	$2,765	$137	$—
Operating lease obligations	$3,677	$1,516	$1,613	$548	$—

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

Critical Accounting Policies

     Revenue Recognition and Allowance for Doubtful Accounts

          Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 60 days payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from the sale of third-party software is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software sale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis. We assess our allowance for doubtful accounts at each financial reporting date based on expected losses on uncollectible accounts receivable with known facts and circumstances for the respective period.

     Goodwill and Other Intangible Assets

          We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill with a periodic review and analysis of such intangibles for possible impairment. In accordance with Statement 142, we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

          Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income.

     Accounting for Stock-Based Compensaption

          We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also make disclosures regarding employee stock-based compensation using the fair value method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 123, Accounting for Stock Based Compensation. Accordingly, compensation cost is recognized only when options are granted below market price on the date of grant. Had compensation cost for our stock compensation plans been determined based on fair value at the grant dates for awards under these plans consistent with SFAS 123, our net income and earnings per share would have been reduced to pro forma amounts indicated in the notes to our financial statements included in this prospectus. Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a single reliable measure of the fair value of our employee stock options.

     Income Taxes

          Management believes that our net deferred tax asset should continue to be reduced by a full valuation allowance. Future operating results and projections could alter this conclusion, potentially resulting in an increase or decrease in the valuation allowance. Since the valuation allowance relates solely to net operating losses from acquired companies which are subject to usage limitations, any decrease in the valuation allowance will be applied first to reduce goodwill and then to reduce other acquisition related non-current intangible assets to zero. Any remaining decrease in the valuation allowance would be recognized as a reduction of income tax expense.

     Recent Accounting Pronouncements

          In October 2004, the FASB issued SFAS No. 123R, Share-Based Payment. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition of the fair value of employee stock incentive awards. See Note 2 in our Notes to the Consolidated Financial Statements for the pro forma net income and net income (loss) per share amounts, for fiscal 2003 and fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for such awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and we do expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

RISK FACTORS

          You should carefully consider the following risk factors together with the other information contained in or incorporated by reference into this annual report before you decide to buy our common stock. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment.

Risks Related to Our Business

Prolonged economic weakness in the Internet software and services market could adversely affect our business, financial condition and results of operations.

          The market for Internet software and services has changed rapidly over the last six years. The market for Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and services began to stabilize and improve throughout 2003 and 2004, but this trend may not continue. Our future growth is dependent upon the demand for Internet software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for Internet services are subject to a high level of uncertainty. Prolonged weakness in the Internet software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to attract and retain information technology consulting professionals, which could affect our ability to compete effectively.

          Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and effectively utilize highly skilled information technology consulting professionals. Additionally, our technology professionals are primarily at-will employees. Failure to retain highly skilled technology professionals would impair our ability to adequately manage, staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our success will depend on retaining our senior management team and key personnel.

          Our industry is highly specialized and the competition for qualified management and key personnel is intense. We expect this to remain so for the foreseeable future. We believe that our success will depend on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. If a significant number of these individuals stop working for us, our level of management, technical, marketing and sales expertise could diminish. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.

We may have difficulty in identifying and competing for strategic acquisition and partnership opportunities.

          Our business strategy includes the pursuit of strategic acquisitions. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us, or at all. If we fail to identify and successfully complete these transactions, our competitive position and our growth prospects could be adversely affected. In addition, we may face competition from other companies with significantly greater resources for acquisition candidates, making it more difficult for us to acquire suitable companies on favorable terms.

Pursuing and completing potential acquisitions could divert management’s attention and financial resources and may not produce the desired business results.

          We do not have specific personnel dedicated to pursuing and making strategic acquisitions. As a result, if we pursue any acquisition, our management could spend a significant amount of time and financial resources to pursue and integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity may be reduced and the interest on any debt financing could adversely affect our results of operations. From an accounting perspective, an acquisition may involve amortization or the write-off of significant amounts of intangible assets that could adversely affect our results of operations.

          Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings or business synergies for a variety of reasons, including:

•	difficulties in the integration of the technologies, services and personnel of the acquired business;

•	the failure of management and acquired services personnel to perform as expected;

•	the risks of entering markets in which we have no, or limited, prior experience;

•	the failure to identify or adequately assess any undisclosed or potential legal liabilities of the acquired business;

•	the failure of the acquired business to achieve the forecasts we used to determine the purchase price; or

•	the potential loss of key personnel of the acquired business.

          These difficulties could disrupt our ongoing business, distract our management and colleagues, increase our expenses and materially and adversely affect our results of operations.

The market for the information technology consulting services we provide is competitive, has low barriers to entry and is becoming increasingly consolidated, which may adversely affect our market position.

          The market for the information technology consulting services we provide is competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the Internet software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

          Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential partner relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors as the market for Internet software and services continues to grow. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenue or generate net income.

          In recent years, there has been substantial consolidation in our industry, and we expect that there will be significant additional consolidation in the near future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a significant negative effect on our marketing, distribution and reselling relationships, pricing of services and products and our product development budget and capabilities. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards or changing customer requirements.

          Rapidly changing technology, evolving industry standards and changing customer needs are common in the Internet software and services market. We expect technological developments to continue at a rapid pace in our industry. Technological developments, evolving industry standards and changing customer needs could cause our business to be rendered obsolete or non-competitive, especially if the market for the core set of eBusiness solutions and software platforms in which we have expertise does not grow or if such growth is delayed due to market acceptance, economic uncertainty or other conditions. Accordingly, our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;

•	enhance our current services;

•	develop new services that meet changing customer needs;

•	advertise and market our services; and

•	influence and respond to emerging industry standards and other technological changes.

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

A significant portion of our revenue is dependent upon building long-term relationships with our clients and our operating results could suffer if we fail to maintain these relationships.

          Our professional services agreements with clients are in most cases terminable on 10 to 30 days notice. A client may choose at any time to use another consulting firm or choose to perform services we provide through their own internal resources. Accordingly, we rely on our clients’ interests in maintaining the continuity of our services rather than on contractual requirements. Termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

If we fail to meet our clients’ performance expectations, our reputation may be harmed.

          As a services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality services and integrity. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of information technology services. As a result, if a client is not satisfied with our services or does not perceive our solutions to be effective or of high quality, our reputation may be damaged and we may be unable to attract new, or retain existing, clients and colleagues.

We may face potential liability to customers if our customers’ systems fail.

          Our eBusiness integration solutions are often critical to the operation of our customers’ businesses and provide benefits that may be difficult to quantify. If one of our customers’ systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could suffer.

The loss of one or more of our significant software partners would have a material adverse effect on our business and results of operations.

          Our partnerships with software vendors enable us to reduce our cost of sales and increase win rates through leveraging our partners’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues and adversely affect our results of operations.

          In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM, through sales leads obtained from our relationship with IBM and through a services agreement we have with IBM. Revenue from IBM was approximately 17% and 35% of total revenue for the years ended December 31, 2004 and 2003, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM would have a material adverse effect on our business and results of operations.

Our quarterly operating results may be volatile and may cause our stock price to fluctuate.

          Our quarterly revenue, expenses and operating results have varied in the past and may vary significantly in the future. In addition, many factors affecting our operating results are outside of our control, such as:

•	demand for Internet software and services;

•	customer budget cycles;

•	changes in our customers’ desire for our partners’ products and our services;

•	pricing changes in our industry;

•	government regulation and legal developments regarding the use of the Internet; and

•	general economic conditions.

As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter.

Our services revenues may fluctuate quarterly due to seasonality or timing of completion of projects.

          We may experience seasonal fluctuations in our services revenues. We expect that services revenues in the fourth quarter of a given year may typically be lower than in other quarters in that year as there are fewer billable days in this quarter as a result of vacations and holidays. In addition, we generally perform services on a project basis. While we seek wherever possible to counterbalance periodic declines in revenues on completion of large projects with new arrangements to provide services to the same client or others, we may not be able to avoid declines in revenues when large projects are completed. Our inability to obtain sufficient new projects to counterbalance any decreases in work upon completion of large projects could adversely affect our revenues and results of operations.

Our software revenue may fluctuate quarterly, leading to volatility in the price of our stock.

          Our quarterly revenues from sales of third-party software have varied in the past and may vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our share price. The factors that are likely to cause these variations are:

•	the business decisions of our clients regarding the investment in new technology;

•	customer demand in any given quarter; and

•	the stage of completion of existing projects and/or their termination.

          Our software revenue may fluctuate quarterly and be higher in the fourth quarter of a given year as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. This seasonal trend may materially affect our quarter-to-quarter revenues, margins and operating results.

Our overall gross margin fluctuates quarterly based on our services and software revenue mix, which may cause our stock price to fluctuate.

          The gross margin on our services revenue is, in most instances, greater than the gross margin on our software revenue. As a result, our gross margin will be higher in quarters where our services revenue, as a percentage of total revenue, has increased, and will be lower in quarters where our software revenue, as a percentage of total revenue, has increased. In addition, gross margin on software revenue may fluctuate as a result of variances in gross margin on individual software products. Our stock price may be negatively affected in quarters in which our gross margin decreases.

Our services gross margins are subject to fluctuations as a result of variances in utilization rates and billing rates.

     Our services gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in a period, and in the billing rates we charge our clients. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

     The average billing rates for our services may decline due to rate pressures from significant customers and other market factors, including innovations and average billing rates charged by our competitors. Also, our average billing rates will decline if we acquire companies with lower average billing rates than ours. To sell our products and services at higher prices, we must continue to develop and introduce new services and products that incorporate new technologies or high-performance features. If we experience pricing pressures or fail to develop new services, our revenues and gross margins could decline, which could harm our business, financial condition and results of operations.

If we fail to complete fixed-fee contracts within budget and on time, our results of operations could be adversely affected.

     We perform a limited number of projects on a fixed-fee, turnkey basis, rather than on a time-and-materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot assure you that in the future we will not price these contracts inappropriately, which may result in losses.

We may not be able to maintain our level of profitability.

     Although we have been profitable for the past six quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If this occurs, the price of our common stock will likely fall.

If we do not effectively manage our growth, our results of operations could be adversely affected.

     Our ability to operate profitably depends largely on how effectively we manage our growth. In order to create the additional capacity necessary to accommodate the demand for our services, we may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, open new offices or hire additional colleagues. Implementation of these new systems, procedures and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices or the hiring of additional colleagues may result in idle or underutilized capacity. We periodically assess the expected long-term capacity utilization of our offices and professionals. We may not be able to achieve or maintain optimal utilization of our offices and professionals. If demand for our services does not meet our expectations, our revenues will not be sufficient to offset these expenses and our results of operations could be adversely affected.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm, BDO Seidman, LLP, will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this annual report that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading “Risk Factors” in this annual report.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results.

Item 7. Financial Statements.

     The financial statements and supplementary data required by this item are set forth in Item 13(a)(1) and begin at page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

     On September 22, 2004, Perficient, Inc. dismissed Ernst & Young LLP as its independent registered public accounting firm. The Registrant’s Audit Committee of the Board of Directors participated in, recommended and approved the decision to change independent accountants. The reports of Ernst & Young LLP on the consolidated financial statements for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. In connection with its audits for the two most recent fiscal years and through September 22, 2004, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and through September 22, 2004, there have been no events of the kind described in Regulation S-B, Item 304(a)(1)(iv). A copy of the letter from Ernst & Young LLP addressed to the Securities and Exchange Commission confirming their agreement with the preceding statements is filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004.

Item 8A. Controls and Procedures

     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

     There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

     None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information with respect to directors, executive officers, promoters and control persons and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to our definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders which will be filed no later than April 30, 2005.

Item 10. Executive Compensation

     Information with respect to executive compensation is incorporated herein by reference to our definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders which will be filed no later than April 30, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to our definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders which will be filed no later than April 30, 2005.

Item 12. Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to our definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders which will be filed no later than April 30, 2005.

Item 13. Exhibits

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Reports of Independent Registered Public Accounting Firms	F – 2
Consolidated Balance Sheets at December 31, 2004 and 2003	F – 4
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003	F – 5
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004 and 2003	F – 6
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003	F – 7
Notes to Consolidated Financial Statements	F – 8

(2)	Financial Statement Schedules:

Not applicable.

(b)	Exhibits:

See Index to Exhibits.

Item 14. Principal Accountant Fees and Services.

     Information with respect to principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders which will be filed no later than April 30, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.
Date: March 31, 2005	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer

Date: March 31, 2005	By:	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer Principal Financial and Accounting Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. McDonald and Michael D. Hill, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2005
/s/ Ralph C. Derrickson Ralph C. Derrickson	Director	March 31, 2005
/s/ Max D. Hopper Max D. Hopper	Director	March 31, 2005
/s/ Kenneth R. Johnsen Kenneth R. Johnsen	Director	March 31, 2005
/s/ David S. Lundeen David S. Lundeen	Director	March 31, 2005
/s/ Robert E. Pickering, Jr. Robert E. Pickering, Jr.	Director	March 31, 2005

EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 16, 2004 and incorporated herein by reference

2.2	Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc., Perficient Meritage, Inc., Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

2.3	Asset Purchase Agreement, dated as of December 17, 2004, by and among Perficient, Inc., Perficient ZettaWorks, Inc. and ZettaWorks LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

4.5	Form of Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) and incorporated by reference herein

10.1†	1999 Stock Option/Stock Issuance Plan, including all amendments thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our definitive Proxy Statement on Schedule 14A filed on April 7, 2000 and incorporated by reference herein

Exhibit
Number	Description
10.2†*	Form of Stock Option Agreement

10.3	Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.4†	Employment Agreement between Perficient, Inc. and John T. McDonald dated January 1, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.5†*	Employment Agreement between Perficient, Inc. and Jeffrey Davis dated June 20, 2004

10.6	Loan and Security Agreement dated December 5, 2003 among Perficient, Inc., Perficient Canada, Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.7	Loan Modification Agreement, dated as of June 8, 2004, by and among Perficient, Inc., Perficient Canada Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

10.8	Loan Modification Agreement, dated September 28, 2004, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference

10.9	Loan Modification Agreement dated January 24, 2005 by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc., and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference

10.10	Lease by and between HUB Properties Trust and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-35948) declared effective July 6, 2000 by the Securities and Exchange Commission and incorporated by reference herein

10.11	Agreement dated October 10, 2000 between Perficient, Inc. and International Business Machines, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-73466) and incorporated herein by reference

10.12	Amendment dated August 12, 2004 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference

10.13	First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

10.14	Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

21.1*	Subsidiaries

Exhibit
Number	Description
23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Ernst and Young LLP

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.

PERFICIENT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of Perficient, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Siedman LLP

Houston, Texas
February 2, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Perficient, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Perficient, Inc. and Subsidiaries as of 2003, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perficient, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas
January 9, 2004

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2004

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,989,395	$3,905,460
Accounts receivable, net of allowance for doubtful accounts of $622,995 in 2003 and $654,180 in 2004	5,534,607	20,049,500
Other current assets	297,058	336,309

Total current assets	7,821,060	24,291,269
Property and equipment:
Hardware	1,685,577	2,079,521
Furniture and fixtures	655,662	726,570
Leasehold improvements	234,671	125,797
Software	263,059	427,178
Accumulated depreciation and amortization	(2,139,824)	(2,553,235)

Property and equipment, net	699,145	805,831
Goodwill	11,329,000	32,818,431
Other intangible assets, net of amortization	364,834	4,521,460
Other assets	45,944	145,374

Total assets	$20,259,983	$62,582,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775,980	$6,927,523
Current portion of long–term debt	—	1,135,354
Other current liabilities	2,664,787	6,750,968
Current portion of note payable to related party	366,920	243,847

Total current liabilities	3,807,687	15,057,692
Note payable to related party, less current portion	436,258	226,279
Long-term debt, less current portion	—	2,676,027

Total liabilities	4,243,945	17,959,998
Stockholders’ equity:
Preferred stock, $0.001 par value; 8,000,000 shares authorized; no shares issued and outstanding as of December 31, 2003 and 2004	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 14,033,246 shares issued and outstanding as of December 31, 2003 and 20,913,532 shares issued and outstanding as of December 31, 2004	14,033	20,914
Additional paid-in capital	76,315,780	102,637,699
Unearned stock compensation	(26,623)	(1,656,375)
Accumulated other comprehensive loss	(51,830)	(57,837)
Retained deficit	(60,235,322)	(56,322,034)

Total stockholders’ equity	16,016,038	44,622,367

Total liabilities and stockholders’ equity	$20,259,983	$62,582,365

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Year Ended December 31,
	2003	2004
Revenue
Services	$24,534,617	$43,330,757
Software	3,786,864	13,169,693
Reimbursable expenses	1,870,441	2,347,223

Total revenue	30,191,922	58,847,673
Cost of revenue (exclusive of depreciation shown separately below)
Project personnel costs	13,411,762	26,072,516
Software costs	3,080,894	11,341,145
Reimbursable expenses	1,870,441	2,347,223
Other project related expenses	453,412	267,416

Total cost of revenue	18,816,509	40,028,300

Gross margin	11,375,413	18,819,373
Selling, general and administrative	7,993,008	11,067,792
Depreciation	670,436	512,076
Intangibles amortization	610,421	696,420

Income from operations	2,101,548	6,543,085
Interest income	3,286	2,564
Interest expense	(285,938)	(137,278)
Other income (expense)	(13,459)	32,586

Income before income taxes	1,805,437	6,440,957
Provision for income taxes	755,405	2,527,669

Net income	$1,050,032	$3,913,288

Accretion of dividends on preferred stock	(157,632)	—

Net income available to common stockholders	$892,400	$3,913,288

Basic net income per share available to common stockholders	$0.08	$0.22

Diluted net income per share available to common stockholders	$0.07	$0.19

Shares used in computing basic net income per share	10,818,417	17,648,575

Shares used in computing diluted net income per share	15,306,151	20,680,507

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2004

							Deferred	Accumulated
	Preferred	Preferred	Common	Common		Additional	Stock	Other		Total
	Stock	Stock	Stock	Stock		Paid-in	Compen-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	sation	Loss	Deficit	Equity
Balance at January 1, 2003	3,095,000	$3,095	10,537,226	$10,537	$603,240	$75,390,104	$(164,773)	$(35,366)	$(61,285,354)	$14,521,483
Conversion of preferred stock	(3,095,000)	(3,095)	3,114,840	3,115	—	(20)	—	—	—	—
Forfeiture of merger consideration	—	—	(44,787)	(45)	—	(64,448)	—	—	—	(64,493)
Series A dividend payment	—	—	—	—	—	(45,457)	—	—	—	(45,457)
Other	—	—	10,327	10	—	10,215	—	—	—	10,225
Warrants exercised	—	—	151,500	151	(64,500)	364,349	—	—	—	300,000
Stock options exercised	—	—	264,140	265	—	133,185	—	—	—	133,450
Deferred stock compensation	—	—	—	—	—	(2,223)	2,223	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	135,927	—	—	135,927
Preferred stock issuance costs	—	—	—	—	—	(8,665)	—	—	—	(8,665)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(16,464)	—	(16,464)
Net income	—	—	—	—	—	—	—	—	1,050,032	1,050,032

Total comprehensive income										1,033,568

Balance at December 31, 2003	—	—	14,033,246	14,033	538,740	75,777,040	(26,623)	(51,830)	(60,235,322)	16,016,038
Warrants exercised	—	—	1,277,145	1,278	(477,374)	3,015,966	—	—	—	2,539,870
Stock options exercised	—	—	491,804	492	—	656,473	—	—	—	656,965
Issuance of stock for Genisys Acquisition	—	—	1,687,439	1,687	—	6,780,864	—	—	—	6,782,551
Issuance of stock for Meritage Acquisition	—	—	1,168,219	1,168	—	4,198,832	—	—	—	4,200,000
Issuance of stock for ZettaWorks Acquisition	—	—	1,193,179	1,193	—	7,790,266	—	—	—	7,791,459
Issuance of stock for private placement	—	—	800,000	800	388,800	1,970,191	—	—	—	2,359,791
Tax effect of non-qualified stock option exercises	—	—	—	—	—	341,789	—	—	—	341,789
Deferred stock compensation	—	—	262,500	263	—	1,656,112	(1,656,375)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	26,623	—	—	26,623
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6,007)	—	(6,007)
Net income	—	—	—	—	—	—	—	—	3,913,288	3,913,288

Total comprehensive income										3,907,281

Balance at December 31, 2004	—	$—	20,913,532	$20,914	$450,166	$102,187,533	$(1,656,375)	$(57,837)	$(56,322,034)	$44,622,367

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Year Ended December 31,
	2003	2004
OPERATING ACTIVITIES
Net income	$1,050,032	$3,913,288
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	670,436	512,076
Intangibles amortization	610,421	696,420
Non-cash stock compensation	135,927	26,623
Non-cash interest expense	72,383	—
Loss on disposal of assets	30,954	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(1,577,259)	(8,119,521)
Other assets	199,753	76,261
Accounts payable	(297,185)	5,296,844
Other liabilities	990,015	1,635,788

Net cash provided by operating activities	1,885,477	4,037,779
INVESTING ACTIVITIES
Purchase of property and equipment	(191,207)	(430,169)
Purchase of businesses, net of cash acquired	—	(10,733,722)
Payments on Javelin notes	(500,000)	—
Proceeds from disposal of assets	1,950	—

Net cash used in investing activities	(689,257)	(11,163,891)
FINANCING ACTIVITIES
Payments on capital lease obligation	(569,695)	—
Proceeds from borrowings	166,282	4,000,000
Payments on borrowings	(706,293)	(521,671)
Preferred stock issuance costs	(8,665)	—
Payment of dividends	(45,457)	—
Proceeds from stock issuances, net	433,450	5,569,997

Net cash provided by (used in) financing activities	(730,378)	9,048,326
Effect of exchange rate on cash and cash equivalents	(1,449)	(6,149)

Change in cash and cash equivalents	464,393	1,916,065
Cash and cash equivalents at beginning of period	1,525,002	1,989,395

Cash and cash equivalents at end of period	$1,989,395	$3,905,460

Supplemental disclosures:
Interest paid	$207,326	$141,456

Cash paid for income taxes	$449,768	$2,255,987

Non cash activities:
Common stock and options issued in purchase of businesses	$—	$18,774,010

Reduction of goodwill as a result of utilization of net operating losses from acquisitions which had previously been fully reserved	$—	$644,064

Deferred stock compensation from issuance of restricted stock	$—	$1,656,375

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Principles of Consolidation

     Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. The Company designs, builds and delivers solutions using a core set of middleware software products developed by third party vendors. The Company’s solutions enable its clients to operate a real-time enterprise that adapts business processes and the systems that support them to the changing demands of an increasingly global, Internet-driven and competitive marketplace.

     The Company was incorporated on September 17, 1997 in Texas. The Company began operations in 1997 and is structured as a “C”–corporation. On May 3, 1999 the Company reincorporated in Delaware. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Perficient Canada, Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., and Perficient Zettaworks, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with current period presentation.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

     Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from sales of third-party software is recorded on a gross basis based on the Company’s role as principal in the transaction. As provided in EITF 99-19 criteria, to be considered “principal,” the Company must be the primary obligator and bear the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis. Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed probable.

Cash Equivalents

     Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are recorded at cost. The Company maintains an allowance for doubtful accounts related to its accounts receivables that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally two to five years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets. Amortization of assets recorded under capital leases is computed using the straight-line method and is included in depreciation expense. All capital leases were fully paid off during 2003.

Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company annually assesses its intangible assets, including goodwill, for indications of impairment. No impairment of goodwill has been identified during any of the periods presented in the accompanying consolidated financial statements.

     Other intangible assets, including amounts allocated to customer relationships, customer backlog, and non-compete arrangements, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from nine months to eight years. Amortization of customer relationships, customer backlog, and non-compete arrangements is considered operating expense and included in “Amortization of intangible assets” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-Lived Assets

     Business acquisitions typically result in goodwill, and the recorded values of goodwill may become impaired in the future. The evaluation of the potential impairment of such goodwill requires us to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recovered. Management’s judgments regarding the existence of impairment indicators and fair values related to goodwill are based on operational performance of the businesses, market conditions and other factors. Future events could cause management to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations. Management assessed goodwill for impairment at October 1, 2004. This analysis indicated that there was no impairment of the carrying values of goodwill.

     The Company evaluates its long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which it adopted as of January 1, 2002. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of December 31, 2004.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.

Foreign Currency Transactions

     For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions, including a $15,800 gain in 2003 and a $3,100 gain in 2004, are included in other income (expense). Due to the on-going winddown of the United Kingdom subsidiary, a foreign currency gain of $15,500 was transferred from cumulative translation adjustments and included as a component of net income for the year ended December 31, 2003.

Segments

     The Company follows the provisions of the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

Earnings Per Share

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options and warrants using the treasury method, contingently issuance shares, and convertible preferred stock using the if-converted method, unless such additional equivalent shares are anti-dilutive.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2003 and 2004, respectively: risk free interest rate of 2.98% and 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.515 and 1.388.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its stock options.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended December 31,
	2003	2004
Net income available to common stockholders as reported	$892,400	$3,913,288
Total stock-based compensation costs included in the determination of net income available to common stockholders as reported	135,927	26,623
The stock-based employee compensation cost that would have been included in the determination of net income available to common stockholders if the fair value based method had been applied to all awards	(1,147,235)	(1,015,627)

Pro forma net income (loss)	$(118,908)	$2,924,284

Earnings (loss) per share
Basic as reported	$0.08	$0.22

Diluted as reported	$0.07	$0.19

Basic –pro forma	$(0.01)	$0.17

Diluted pro forma	$(0.01)	$0.14

Fair Value of Financial Instruments

     Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at amounts which approximate fair value due to the fact that maturities of these instruments are less than three years.

Comprehensive Income

     Comprehensive income includes net income and other comprehensive income (loss) relating to foreign currency translations, and is presented in the Consolidated Statements of Changes in Stockholders’ Equity. SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting comprehensive income and its components in the financial statements. Accumulated other comprehensive income is presented as a separate component of stockholders’ equity in the Company’s Consolidated Balance Sheet.

Recently Issued Accounting Standards

     In October 2004, the FASB issued SFAS No. 123R, Share-Based Payment. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition of the fair value of employee stock incentive awards. See above for the pro forma net income and net income (loss) per share amounts, for fiscal 2003 and fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for such awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R and we do expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Net Income Per Share

     Computations of the net income per share are as follows:

	Year Ended December 31,
	2003	2004
Net income	$1,050,032	$3,913,288
Accretion of dividends on preferred stock	(157,632)	—

Net income available to common stockholders	892,400	3,913,288

Basic:
Weighted-average shares of common stock outstanding	10,818,417	16,963,708
Weighted-average shares of common stock subject to contingency	545,786	684,867

Shares used in computing basic net income per share	11,364,203	17,648,575

Effect of dilutive securities:
Preferred stock	2,531,436	—
Stock options	1,410,512	2,835,672
Warrants	—	196,260

Shares used in computing diluted net income per share	$15,306,151	$20,680,507

Basic net income per share	$0.08	$0.22

Diluted net income per share	$0.07	$0.19

4. Concentration of Credit Risk and Significant Customers

     Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. A substantial portion of the services the Company provides are built on IBM WebSphere® platforms and a significant number of its clients are identified through joint selling opportunities conducted with IBM, through sales leads obtained from the relationship with IBM and through a services agreement with IBM. Revenue from IBM accounted for approximately 35% and 17% of total revenue for 2003 and 2004, respectively, and accounts receivable from IBM accounted for approximately 37% and 11% of total accounts receivable as of December 31, 2003 and December 31, 2004, respectively. The loss of the Company’s relationship with IBM, or a significant reduction in the services the Company provides for IBM would result in significantly decreased revenues and, as with the loss of any significant customer, management may need to counteract this type of revenue decrease by reducing headcount to align with the lower demand for the Company’s services. Due to the Company’s significant fixed operating expenses, the loss of sales to IBM could result in the Company’s inability to generate net income or positive cash flow from operations for some time in the future.

5. Employee Benefit Plan

     The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matching contributions equal to 25% of the first 6% of employee contributions totaling $143,000 and $268,000 during 2003 and 2004, respectively, which vest over a three year period of service.

6. Intangible Assets with Indefinite Lives

     The changes in the carrying amount of intangible assets with indefinite lives for the year ended December 31, 2004 are as follows (in thousands):

Goodwill
Balance at December 31, 2003 and 2002	$11,329
Acquisitions consummated during 2004 ( Note 13)	22,133

Utilization of net operating loss carryforwards	(644)
Balance at December 31, 2004	$32,818

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. No impairment was indicated using data as of October 1, 2004. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the remaining net goodwill balance of $32.9 million is not considered impaired at December 31, 2004.

Intangible Assets with Definite Lives

     Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2003			2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Business combinations:
Customer relationships	$3,600	$(3,267)	$333	$3,000	$(410)	$2,590
Non-compete agreements	550	(518)	32	1,950	(213)	1,737
Customer backlog	—	—	—	400	(206)	194

Balance at December 31, 2003 and 2004	$4,150	$(3,785)	$365	$5,350	$(829)	$4,521

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	5 - 8 years
Non-compete agreements	3 - 5 years
Customer backlog	9 months to 1 year

     The net carrying amount of intangible assets acquired in business combinations mainly relate to the Genisys Consulting Inc, Meritage Technologies, Inc., and ZettaWorks LLC acquisitions consummated during 2004.

     Total amortization expense for the years ended December 31, 2003 and 2004 was approximately $610,000 and $696,000, respectively.

     Estimated annual amortization expense for the next five years ended December 31 is as follows:

2005	$1,101,000
2006	$908,000

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007	$840,000
2008	$808,000
2009	$556,000

7. Stockholders’ Equity

Preferred Stock

     The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value of $0.001 per share (“Series B Preferred Stock”), to 2M for a purchase price of approximately $0.90 per share. Each share of Series B Preferred Stock was initially convertible into one share of Perficient common stock at the election of the holder. The agreement also stipulated criteria for the automatic conversion of Series B Preferred Shares into common shares in the event that the closing price for Perficient’s common stock is greater than $3.00 per share for 20 consecutive days with an average trading volume greater than 50,000 shares over that same period. As of November 11, 2003, the criteria for automatic conversion were met, and accordingly, all outstanding shares of Series B Preferred Stock were converted to 1,111,000 shares of common stock. The Series B Preferred Stock accrued dividends payable in common stock of the Company at an annual rate per share equal to $0.90 multiplied by an 8% interest rate. Accrued dividends amounted to approximately $157,000 for the year ended December 31, 2003. 2M was also given the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock on the same terms as described above; however, this option was not exercised and expired on June 26, 2003.

     The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to such investors for a purchase price of $1.00 per share. In connection with the sales of the Series A Preferred Stock, the Company also issued warrants to purchase 992,000 shares of common stock of the Company with an exercise price of $2.00 per share. Each share of Series A Preferred Stock was initially convertible into one share of common stock of the Company based on a conversion ratio as defined in the agreement, initially set at a $1.00 conversion price divided by the purchase price per share of Series A Preferred Stock, as adjusted from time to time based on certain anti-dilution provisions. As a result of the dilution caused by the Series B issuance discussed above, the conversion price for the Series A Preferred Stock decreased to approximately $0.99. Additionally, the number of shares purchasable under the warrants increased to 1,001,920 for an exercise price of $1.98 per share. Accrued dividends on the Series A Preferred Stock totaled approximately $210,617 on November 10, 2003, the automatic conversion date. The Company paid cash dividends totaling $45,457 to certain holders of Series A Preferred Stock who had voluntarily elected to convert their Series A Preferred Stock prior to the automatic conversion date. The accrued dividends on the Series A Preferred Stock that was not voluntarily converted prior to November 10, 2003 were forfeited under the terms of the Series A Preferred Stock designation.

Common Stock

     In a private placement on June 16, 2004, the Company raised approximately $2.5M of additional capital from investors by the issuance of 800,000 shares of the Company’s stock at a price of $3.09 per share. Under the terms of the Securities Purchase Agreement, the Company also issued warrants to the investors to purchase 160,000 shares of the Company’s common stock at a exercise price of $4.64 per share. These warrants have a term of two years. The fair value of these warrants of approximately $389,000 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 2.98%; dividend yield of 0%; and a volatility factor of 1.515. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants have been accounted for as permanent equity instruments.

     In May 1999, the Company’s Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan and

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company’s voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company’s repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate in the acquisition even if the options are assumed or that will accelerate if the optionee’s service is subsequently terminated.

     The Compensation Committee may grant options and issue shares that accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company’s outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual’s service.

     The Company has granted stock options to various employees under the terms of their employment agreements. The stock options generally vest over three years. The term of each option is ten years from the date of grant.

     The Company recognized $135,927 and $26,623 of stock compensation expense during 2003 and 2004, respectively, as a result of options granted to employees with exercise prices below the fair market value of the underlying common stock on the date of grant.

     On December 15, 2004, the Company granted restricted stock awards under the 1999 Stock Option/Stock Issuance Plan to John T. McDonald, the Company’s Chief Executive Officer, and Jeffrey S. Davis, the Company’s President and Chief Operating Officer, of 175,000 and 87,500 shares of common stock, respectively. These restricted stock awards vest over seven years with 50% of the vesting in the last two years, subject to partial acceleration if certain revenue growth and operating profitability targets are met.

     A summary of changes in common stock options during 2003 and 2004 is as follows:

			Weighted-
		Range of	Average
		Exercise	Exercise
	Shares	Prices	Price
Options outstanding at January 1, 2003	4,390,726	$0.02 - $26.00	$2.82
Options granted	2,416,373	$0.50 - $2.81	$1.53
Options exercised	(264,140)	$0.03 - $1.39	$0.51
Options canceled	(816,767)	$0.03 - $26.00	$2.66

Options outstanding at December 31, 2003	5,726,192	$0.02 - $26.00	$2.42
Options granted	1,458,700	$3.00 - $6.31	$4.67
Options exercised	(491,804)	$0.03 - $4.50	$1.34
Options canceled	(253,829)	$0.50 - $13.25	$3.37

Options outstanding at December 31, 2004	6,439,259	$0.02 - $16.94	$2.97

Options vested, December 31, 2003	2,684,572	$0.02 - $16.94	$3.46

Options vested, December 31, 2004	3,226,827	$0.02 - $16.94	$2.85

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following is additional information related to stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise		Exercise	Contractual		Exercise
Prices	Options	Price	Life (Years)	Options	Price
$0.02 - $0.50	967,599	$0.40	7.26	641,406	$0.34
$0.74 - $1.41	1,427,714	$1.16	7.31	1,202,958	$1.16
$2.28 - $4.72	3,124,229	$3.07	8.18	1,083,746	$3.65
$5.07 - $10.00	744,774	$6.79	9.19	123,774	$9.22
$11.25 - $16.94	174,943	$14.19	5.47	174,943	$14.19

$0.02 - $16.94	6,439,259	$2.97	7.89	3,226,827	$2.85

     At December 31, 2003 and 2004, the weighted-average remaining contractual life of outstanding options was 8.31 and 7.89 years, respectively. The weighted-average grant-date fair value per share of options granted during 2003 and 2004 at market prices was approximately $1.53 and $4.67 respectively. During 2003 and 2004 there were no option grants at below market prices. The weighted-average grant-date fair value per share of options granted during 2003 at above market prices was approximately $1.15. During 2004 there were no option grants at above market prices.

     At December 31, 2004, no shares of common stock were reserved for future issuance upon conversion of preferred stock, 6,439,259 shares were reserved for future issuance upon exercise of outstanding options and 428,188 shares were reserved for future issuance upon exercise of outstanding warrants.

     The following table summarizes information regarding warrants outstanding and exercisable as of December 31, 2004:

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$21.00	25,000
$12.00	100,000
$8.00	3,750
$4.64	160,000
$1.98	139,438

$1.98-$21.00	428,188

8. Line of Credit and Long Term Debt

     The Company has a $13.0 million credit facility comprising a $9.0 million accounts receivable line of credit and a $4.0 million acquisition term line of credit. The credit facility was amended on January 31, 2005 to increase the accounts receivable line of credit from $6.0 million to $9.0 million. The accounts receivable line of credit, which expires in December 2005, provides for a borrowing capacity of up to 80% of eligible accounts receivable, subject to certain borrowing base calculations as defined, but in no event more than $9.0 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.00% (5.75% at December 31, 2004). There were no amounts outstanding under this agreement as of December 31, 2003 or 2004.

     The Company’s $4.0 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of December 31, 2004 the balance outstanding under this acquisition line of credit was approximately $3.8 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50% — the initial $2.5 million draw, of which $2.3 million remains outstanding, bears interest of 7.11% at December 31, 2004 and the subsequent $1.5 million draw, all of which remains outstanding, bears interest of 6.90% at December 31, 2004 and are repayable in thirty-six equal monthly installments. The Company is entitled to make payments of accrued interest only for the first three monthly installments.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company is required to comply with various financial covenants under the $13 million credit facility. It is required to maintain a minimum tangible net worth of at least $3 million, to maintain a ratio of after tax earning before interest, depreciation and amortization, annualized, to current maturities of long-term debt plus interest of at least 1.50 to 1.00, and, pursuant to the January 31, 2005 amendment, to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to all outstanding obligations to the bank of at least 1.50 to 1.00. As of December 31, 2004, the Company was in compliance with all covenants under this credit facility.

     Notes payable to related party at December 31, 2003 and 2004 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company’s acquisition of Javelin. The notes provide for payments totaling $1,500,000, of which $470,126 remained outstanding on December 31, 2004. The Company made payments totaling $62,500 in January 2004 and $312,500 in April 2004. The Company expects to make subsequent payments as follows: $250,000 in April 2005 and $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes are subordinate to the Company’s line of credit.

Future minimum debt repayments as of December 31, 2004 are as follows: (in thousands)

2005	$1,620
2006	1,733
2007	1,251
2008	139
Thereafter	—

4,742
Less amount representing interest	(461)

Present value of debt commitments	4,281
Less current portion	(1,379)

Long term portion	$2,902

9. Income Taxes

     As of December 31, 2004, the Company had tax net operating loss carry forwards of approximately $9.0 million that will begin to expire in 2020 if not utilized.

     Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2003	2004
Current:
Federal	$386,147	$1,411,771
Foreign	173,730	254,952
State	94,343	235,552

Total current	654,220	1,902,275

Tax benefit on acquired net operating loss carryforwards	101,185	312,357
Tax benefit from stock options	—	341,789
Deferred:
Federal	—	(26,421)
Foreign	—	—
State	—	(2,331)

Total deferred	—	(28,752)

	$755,405	$2,527,669

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of pretax income for the years ended December 31, 2003 and 2004 are as follows:

	Year Ended December 31,
	2003	2004
Domestic	$1,517,251	$5,803,578
Canada	186,491	602,111
United Kingdom	101,695	35,268

Total	$1,805,437	$6,440,957

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Current Deferred Tax Assets:
Accrued liabilities	$65,828	$146,538
Net operating losses	—	326,277
Deferred revenue	2,775	2,775
Bad Debt Reserve	198,189	221,459

	266,792	697,049
Valuation Allowance	(201,019)	(555,733)

Net Current Deferred Tax Assets	65,773	141,316

Non-current Deferred Tax Assets:
Net operating losses	463,668	2,987,423
Fixed assets	134,648	112,376
Deferred compensation	92,899	—

	691,215	3,099,799
Valuation Allowance	(520,808)	(2,471,364)

Net Non-current Deferred Tax Assets	170,407	628,435

Deferred tax liabilities:
Current Deferred Tax Liabilities:
Deferred Income	118,090	208,336
Non-current Deferred Tax Liabilities:
Deferred Income	118,090	180,494
Intangibles	—	414,140

Total Non-current Deferred Tax Liabilities	118,090	594,634

Net Current Deferred Tax Liability	(52,317)	(67,020)

Net Non-current Deferred Tax Asset	$52,317	$33,801

     The Company has established a valuation allowance to offset a portion of the Company’s deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s lack of earnings history and limitations on the utilization of acquired net operating losses. The valuation allowance decreased by approximately $330,000 during 2003 and increased by approximately $1,970,000 during 2004. The 2004 increase is primarily due to acquisitions made in 2004 offset by $644,064 benefit of acquired net operating loss carryforwards. As of December 31, 2004, all of the valuation allowance relates to acquired entities, and as such, if realized, will reduce goodwill or other non-current intangible assets prior to resulting in an income tax benefit.

     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $600,000 at December 31, 2004. Those earnings are considered to be permanently reinvested; accordingly, no provision for US federal and/or state income

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

     The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2003	2004
Tax at statutory rate of 34%	$613,849	$2,189,926
State taxes, net of federal benefit	125,494	180,220
Intangibles amortization	207,542	44,961
Effect of foreign operations	75,739	38,243
Change in valuation allowance	(330,332)	—
Other	63,113	74,319

	$755,405	$2,527,669

10. Commitments and Contingencies

     The Company leases its office facilities and certain equipment under various operating and capital lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating
December 31,	Leases
2005	$1,515,769
2006	1,043,340
2007	569,275
2008	318,598
2009	229,636

Total minimum lease payments	$3,676,619

     Rent expense for the years ended December 31, 2003 and 2004 was $1,322,000 and $1,383,000, respectively.

     In connection with certain of its acquisitions, the Company was required to establish various letters of credit totaling $550,000 with Silicon Valley Bank and $65,000 with Key Bank to serve as collateral for certain office space and equipment leases. The Company expects to retire the Key Bank letter of credit in the first half of 2005. These letters of credit with Silicon Valley Bank reduce the borrowings available under the Company’s line of credit with Silicon Valley Bank. One letter of credit of $300,000 will remain in effect through 2005, and the other letter of credit of $250,000 will remain in effect through 2007.

11. Segments of Business and Geographic Area Information

     The Company considers its business activities to constitute a single segment of business. A summary of the Company’s operations by geographic area follows:

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2003	2004
Revenue:
United States	$29,169,721	$57,735,199
Canada	905,905	1,112,474
United Kingdom	116,296	—

Total revenue	$30,191,922	$58,847,673

Net income:
United States	$863,929	$3,511,335
Canada	3,630	366,685
United Kingdom	182,473	35,268

Total net income	$1,050,032	$3,913,288

Identifiable assets:
United States	$19,935,222	$62,243,063
Canada	243,379	300,662
United Kingdom	81,382	38,640

Total identifiable assets	$20,259,983	$62,582,365

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Balance Sheet Components

	December 31,
	2003	2004
Accounts receivable:
Accounts receivable	$4,932,165	$12,426,107
Unbilled revenue	1,225,437	8,277,573
Allowance for doubtful accounts	(622,995)	(654,180)

Total	$5,534,607	$20,049,500

Other current liabilities:
Accrued bonuses	$1,150,614	$2,094,987
Accrued vacation	220,443	395,127
Other payroll liabilities	35,934	714,049
Sales and use taxes	85,187	221,249
Accrued income taxes	425,977	170,354
Other accrued expenses	484,524	1,702,853
Accrued acquisition costs related to ZettaWorks	—	317,982
Accrued subcontractor fees	—	510,018
Deferred revenue	262,107	624,349

Total	$2,664,787	$6,750,968

13. Business Combinations

Acquisition of Genisys Consulting, Inc.

     On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc, a privately held information technology consulting company, for approximately $8.8 million, consisting of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share (approximately $6.4 million worth of Company’s common stock) and stock options valued at approximately $0.4 million. The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate. Management expects to finalize the purchase price allocation during the first quarter of 2005 as certain initial purchase accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the Genisys operations have been included in the Company’s consolidated financial statements since April 2, 2004. As a result of the acquisition, the Company expects to grow its customer base and revenues, add new IT consulting expertise and increase the number of its billable consultants, gain a presence in a new and strategic geographic market and add new domain expertise and solutions offerings it can offer to customers through its network of offices.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Non-compete agreements	0.4
Customer backlog	0.2

Goodwill	7.4

Tangible Assets and Liabilities
Accounts receivable	1.2
Other current assets	0.1
Property and equipmemt	0.1

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts payable and accrued expenses	(0.4)
Deferred income tax liability	(1.0)
Income tax payable	(0.3)

Net assets acquired	$8.8

     The Company believes that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Meritage Technologies, Inc.

     On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc., a privately held information technology consulting company for approximately, $10.4 million, consisting of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $3.595 per share (approximately $4.2 million worth of Company’s common stock). The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation during the second quarter of 2005 as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the Mertiage operations have been included in the Company’s consolidated financial statements since June 18, 2004. As a result of the acquisition, the Company expects to grow its customer base and revenues, add new IT consulting expertise and increase the number of its billable consultants, gain a presence in a new and strategic geographic market and add new domain expertise and solutions offerings it can offer to customers through its network of offices.

     The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.3
Non-compete agreements	1.5

Goodwill	7.4

Tangible Assets and Liabilities Acquired:
Accounts receivable	2.2
Property and equipment	0.1
Accounts payable and accrued expenses	(1.1)

Net assets acquired	$10.4

     The Company believes that the intangible assets acquired have useful lives of five years. The Company has accrued exit costs of approximately $0.2 million, which relates to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term. The Company has accrued severance of $0.2 million, which relate to severance and related payroll taxes for certain employees of Meritage Technologies, Inc. impacted by the approved plan of termination. The Company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage Technologies, Inc. prior to the acquisition. The Company has placed a full valuation allowance on these assets given the level of cumulative historical losses for both Meritage Technologies, Inc. and the Company.

Acquisition of ZettaWorks LLC

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On December 20, 2004, the Company consummated the acquisition of ZettaWorks LLC, a privately held information technology consulting company for approximately, $11.4 million, consisting of approximately $2.9 million in cash, transaction costs of approximately $0.7 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $6.537 per share (approximately $7.8 million worth of Company’s common stock). The total purchase price consideration of $11.4 million, including transaction costs of $0.7 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such preliminary allocation resulted in goodwill of approximately $8.2 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation within the next twelve months as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the ZettaWorks operations have been included in the Company’s consolidated financial statements since December 20, 2004. As a result of the acquisition, the Company expects to grow its customer base and revenues, add new IT consulting expertise and increase the number of its billable consultants, gain a presence in a new and strategic geographic market and add new domain expertise and solutions offerings it can offer to customers through its network of offices.

     The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	8.1

Tangible Assets and Liabilities Acquired:
Accounts receivable	3.0
Property and equipment	0.1
Accounts payable and accrued expenses	(1.2)

Net assets acquired	$11.4

The Company believes that the intangible assets acquired have useful lives of one to five years

Pro-forma Results of Operations

     The following presents the unaudited pro-forma combined results of operations of the Company with Genisys Consulting, Inc., Meritage Technologies, Inc, and ZettaWorks LLC, for the years ended December 31, 2003 and 2004 after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003 and 2004 or of future results of operations of the consolidated entities:

	Year Ended December 31,
	2003	2004
Revenues	$72,916,131	$85,594,693
Net Income (Loss)	$(1,707,099)	$3,427,952
Basic Income (Loss) Per Share	$(0.10)	$0.17
Diluted Income (Loss) Per Share	$(0.10)	$0.15

Note 14: Subsequent Event

     The Company has engaged an investment banking firm to act as its exclusive advisor in an offering to sell the Company’s common stock in a secondary offering. The Company anticipates raising between $25 million and $50 million.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Underwriting discounts are expected to be between $1.5 million to $3.0 million depending on the actual number of shares sold and amount raised.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 16, 2004 and incorporated herein by reference

2.2	Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc., Perficient Meritage, Inc., Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

2.3	Asset Purchase Agreement, dated as of December 17, 2004, by and among Perficient, Inc., Perficient ZettaWorks, Inc. and ZettaWorks LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

4.5	Form of Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) and incorporated by reference herein

10.1†	1999 Stock Option/Stock Issuance Plan, including all amendments thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our definitive Proxy Statement on Schedule 14A filed on April 7, 2000 and incorporated by reference herein

Exhibit
Number	Description

10.2†*	Form of Stock Option Agreement

10.3	Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.4†	Employment Agreement between Perficient, Inc. and John T. McDonald dated January 1, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.5†*	Employment Agreement between Perficient, Inc. and Jeffrey Davis dated June 20, 2004

10.6	Loan and Security Agreement dated December 5, 2003 among Perficient, Inc., Perficient Canada, Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.7	Loan Modification Agreement, dated as of June 8, 2004, by and among Perficient, Inc., Perficient Canada Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

10.8	Loan Modification Agreement, dated September 28, 2004, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference

10.9	Loan Modification Agreement dated January 24, 2005 by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc., and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference

10.10	Lease by and between HUB Properties Trust and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-35948) declared effective July 6, 2000 by the Securities and Exchange Commission and incorporated by reference herein

10.11	Agreement dated October 10, 2000 between Perficient, Inc. and International Business Machines, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-73466) and incorporated herein by reference

10.12	Amendment dated August 12, 2004 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference

10.13	First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

10.14	Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

21.1*	Subsidiaries

Exhibit
Number	Description

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of Ernst and Young LLP

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.