Form 10KSB/A
period 2004-12-31
PERFICIENT INC
filed 2005-04-11
CIK 1085869

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 31, 2005 was $ 138,508,520.

     As of March 31, 2005, there were 21,300,172 shares of Common Stock outstanding.

EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2004 to include the information required in Part III, Items 9 through 14, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB. There are no further changes to our Annual Report on Form 10-KSB filed on March 31, 2005.

PART III

ITEM 9—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers and directors, including their ages as of the date of this filing are as follows:

Name	Age	Position
John T. McDonald	41	Chairman of the Board and Chief Executive Officer
Jeffrey S. Davis	40	President and Chief Operating Officer
Michael D. Hill	36	Chief Financial Officer
Ralph C. Derrickson	46	Director
Max D. Hopper	70	Director
Kenneth R. Johnsen	51	Director
David S. Lundeen	43	Director
Robert E. Pickering, Jr.	53	Director

     John T. McDonald joined us in April 1999 as Chief Executive Officer and was elected Chairman of the Board in March 2001. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that was acquired by GTECH Corporation in October 1997, 18 months after Mr. McDonald became VideoSite’s president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York, focusing on mergers and acquisitions and corporate finance. Mr. McDonald currently serves as a member of the board of directors of Interstate Connections, Inc. Mr. McDonald received a B.A. in Economics from Fordham University and a J.D. from Fordham Law School.

     Jeffrey S. Davis became our Chief Operating Officer upon the closing of the acquisition of Vertecon in April 2002 and was named our President in 2004. He previously served the same role since October 1999 at Vertecon prior to its acquisition by Perficient. Mr. Davis has 13 years of experience in technology management and consulting. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young LLP for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnell Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

     Michael D. Hill joined us in February 2004 as Chief Financial Officer. From June 2002 through February 2004, Mr. Hill served as Director of Finance and Controller of PerformanceRetail, Inc., a software company. From February 1999 to June 2002, Mr. Hill served as a finance executive with several technology companies including CreditMinders, Inc., Kinetrix Solutions, Inc. and Agillion, Inc. Prior to February 1999, Mr. Hill was an Assurance and Advisory Business Services manager with Ernst & Young LLP’s Assurance and Advisory Business Services practice in Austin. Mr. Hill held various other positions at Ernst & Young LLP since December 1991. Mr. Hill received a B.B.A. in Accounting from The University of Texas at Austin and is a licensed certified public accountant in the State of Texas.

     Ralph C. Derrickson became a member of our board of directors in July 2004. In 2001, he founded the RCollins Group, LLC, a management company that specializes in early stage technology companies, and is currently its Managing Director. Mr. Derrickson was managing director of venture investments at Vulcan Inc., an investment management firm with headquarters in Seattle, Washington from October 2001 to July 2004. Mr. Derrickson has more than 20 years of technology management experience in a wide range of settings including start-up, interim management and restructuring situations. He served as a board member of Metricom, Inc., a publicly traded company, from April 1997 to November 2001 and as Interim CEO of Metricom from February 2001 to August 2001. Metricom, Inc. voluntarily filed a bankruptcy petition in US Bankruptcy Court for the Northern District of California in July of 2001. Mr. Derrickson was also a founding partner of Watershed Capital, a private equity investment management company established August in 1998. Prior to Watershed, Mr. Derrickson managed venture investments at Vulcan Ventures. He served as vice president of product development at Starwave Corporation, one of the pioneers of the Internet. Earlier, Mr. Derrickson held senior management positions at NeXT Computer, Inc. and Sun Microsystems, Inc. He has served on the boards of numerous start-up technology companies. Mr. Derrickson is active in the business and entrepreneurship programs at the University of Washington and is a member of the advisory board of the Center for Technology Entrepreneurship. He also serves on the board of the Northwest Entrepreneur Network, or NWEN. Mr. Derrickson holds a BT in systems software from the Rochester Institute of Technology.

     Max D. Hopper became a member of our board of directors in September 2002. Mr. Hopper began his information systems career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper’s twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of information technology and eBusiness. Mr. Hopper currently serves on the board of directors for several companies such as Gartner Group, United Stationers and Airgate PCS.

     Kenneth R. Johnsen became a member of our board of directors in July 2004. He is the President and Chief Executive Officer of Parago Inc., a marketing services transaction processor. Before joining Parago Inc. in 1999, he served as President, Chief Operating Officer and Board Member of Metamor Worldwide Inc., an $850 million public technology services company specializing in information technology consulting and implementation. Metamor was later acquired by PSINet for $1.7 billion. At Metamor, Mr. Johnsen grew the IT Solutions Group revenue from $20 million to over $300 million within two years. His experience also includes 22 years at IBM where he held general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/Hong Kong Operations. He achieved record revenue, profit and customer satisfaction levels in both business units.

     David S. Lundeen became a member of our board of directors in April 1998. From March 1999 through 2002, Mr. Lundeen was a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen currently serves as a member of the board of directors of Parago, Inc., and as Chairman of the Board of Interstate Connections, Inc. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988. The board of directors has determined that Mr. Lundeen is an audit committee financial expert, as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission.

     Robert E. Pickering, Jr. became a member of our board of directors in August 2002. He has held the position of CEO of IconMedialab International, an information technology services company with headquarters in The Netherlands beginning in 2002. Mr. Pickering began his information technology services career in 1974 at Andersen Consulting, now Accenture, where he was a partner. After 11 years at Andersen, where he managed and directed several system development and outsourcing projects, Mr. Pickering joined First City Bankcorp in 1996, as Chief Information Officer. Three years later in 1999, he became Chief Information Officer of Continental Airlines. Mr. Pickering was also Chairman and CEO of Origin from 1998 to 2000, one of the largest information technology services companies in Europe. Mr. Pickering was Chairman and CEO of e2i Inc. from May 2000 to December 2001, which filed for protection under the federal bankruptcy laws in December 2001. Mr. Pickering also serves on the boards of a variety of organizations including the American Chamber of Commerce in The Netherlands, B&J Foodservice in Kansas City, and Ora Oxygen, a travel spa based in The Netherlands. Mr. Pickering is a graduate of Baylor University.

Audit Committee of the Board of Directors

The board of directors has created an audit committee. Each committee member is independent as defined by Nasdaq National Market listing standards.

The audit committee has the sole authority to appoint, retain and terminate our independent accountants and is directly responsible for the compensation, oversight and evaluation of the work of the independent accountants. The independent accountants report directly to the audit committee. The audit committee also has the sole authority to approve all audit engagement fees and terms and all non-audit engagements with our independent accountants and must pre-approve all auditing and permitted non-audit services to be performed for us by the independent accountants, subject to certain exceptions provided by the Securities Exchange Act of 1934. The members of the audit committee are Max D. Hopper, David S. Lundeen and Robert E. Pickering, Jr. Mr. Lundeen serves as chairman of the audit committee. The board of directors has determined that Mr. Lundeen is qualified as our audit committee financial expert within the meaning of Securities and Exchange Commission regulations and that he has accounting and related financial management expertise within the meaning of the listing standards of the Nasdaq National Market. The board of directors has affirmatively determined that Mr. Lundeen qualified as an independent director as defined by the Nasdaq National Market listing standards.

Codes of Conduct and Ethics

     The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all employees and directors of the Company while acting on the Company’s behalf and has adopted a Financial Code of Ethics applicable to the chief executive officer, the chief financial officer and controller or principal accounting officer.

Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Based solely on a review of the copies of reports furnished to us and written representations from our executive officers, directors and persons who beneficially own more than ten percent of our equity securities, we believe that, during the preceding year, all filing requirements applicable to our officers, directors and ten percent beneficial owners under Section 16(a) were satisfied except that the following individuals failed to timely file an Initial Statement of Beneficial Ownership on Form 3:

Ralph C. Derrickson	Director
Kenneth R. Johnsen	Director
Michael D. Hill	Officer

     and, except that the following individuals failed to timely file a Statement of Change in Beneficial Ownership on Form 4:

John T. McDonald	Director and Officer
Ralph C. Derrickson	Director
Kenneth R. Johnsen	Director
David S. Lundeen	Director
Jeffrey Davis	Officer

ITEM 10—EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as our Chief Executive Officer and all other executive officers during fiscal year 2004 for services rendered in all capacities during the years presented. Michael D. Hill joined us in February 2004 as our Chief Financial Officer.

		Annual Compensation			Long Term Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)(1)	Awards($)(2)	Options(#)(3)	Compensation ($)
John T. McDonald	2004	$237,500	$355,408	$ 12,959	$1,104,250	400,000	$420
Chief Executive Officer and	2003	$225,000	$200,048	$ 3,000	—	425,000
Chairman of the Board	2002	$225,000	$46,406	$ 2,750	—	338,000

Jeffrey S. Davis	2004	$216,629	$161,992	$ 15,324	$ 552,125	200,000	$420
Chief Operating Officer	2003	$205,000	$145,813	$ 3,000	—	250,000
	2002	$136,667	$25,370	$ 2,431	—	85,000

Michael D. Hill Chief Financial Officer	2004	$96,250	$43,210	$ —	—	50,000	$160

(1)	Mr. McDonald’s current employment agreement, which was approved by the Board of Directors on March 29, 2004, specifies a salary increase to $250,000 per annum if our net revenue per quarter equals or exceeds ten million dollars at any time following January 1, 2004.

(2)	In December 2004, Mr. McDonald was granted 175,000 shares of restricted stock and Mr. Davis was granted 87,500 shares of restricted stock, the fair market value of which was $6.31 per share. The restricted stock shall vest over seven years in the following increments: 15% on December 15, 2006; 10% on each of December 15, 2007 and December 15, 2008; 15% on December 15, 2009; 25% on December 15, 2010; and 25% on December 15, 2011.

(3)	In December 2004, Mr. McDonald was granted options to purchase 400,000 shares of our Common Stock with an exercise price of $6.31. In December, 2004, Mr. Davis was granted options to purchase 200,000 shares of our Common Stock with an exercise price of $6.31 per share. In January 2004, Mr. Hill was granted options to purchase 50,000 shares of our Common Stock with an exercise price of $3.00 per share.

Option Grants in Last Fiscal Year to Named Executive Officers

     The following table sets forth information related to the grant of stock options by us during the year ended December 31, 2004 to the named executive officers.

	Individual Grants
		% of Total
	Number of	Options		Market
	Securities	Granted to	Exercise	Price
	Underlying	Employees	or Base	on Date
	Options	in Fiscal	Price	of Grant	Expiration
	(#)(1)	2004(2)	($/sh)	($/sh)	Date
John T. McDonald	400,000	27.4%	$6.31	$6.31	12/15/2014
Jeffrey S. Davis	200,000	13.7%	$6.31	$6.31	12/15/2014
Michael D. Hill	50,000	3.4%	$3.00	$3.00	1/21/2014

(1)	In December 2004, Mr. McDonald was granted options to purchase 400,000 shares of our Common Stock with an exercise price of $6.31. In December, 2004, Mr. Davis was granted options to purchase 200,000 shares of our Common Stock with an exercise price of $6.31 per share. In January 2004, Mr. Hill was granted options to purchase 50,000 shares of our Common Stock with an exercise price of $3.00 per share.

(2)	Based on an aggregate of 1,458,700 options granted during the year ended December 31, 2004.

Option Exercises and Fiscal Year End Values

     The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of our Common Stock less the exercise price with respect to the named executive officers). No stock appreciation rights were outstanding as of December 31, 2004.

	Shares		Number of
	Acquired on	Value	Securities Underlying		Value of Unexercised
	Exercise	Realized	Unexercised Options		in-the-Money Options
Name	(#)	($)	at December 31, 2004(#)		at December 31, 2004($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John T. McDonald (2)	13,500	$72,360	779,625	826,086	$3,427,813	$2,099,455
Jeffrey S. Davis (3)	41,665	$146,600	240,548	391,251	$1,321,985	$977,273
Michael D. Hill	—	—	—	50,000	$—	$178,000

(1)	Based on the fair market value of Perficient’s Common Stock at December 31, 2004 ($6.56 per share), as reported on the NASDAQ SmallCap Market.

(2)	Mr. McDonald exercised options for 13,500 shares on December 29, 2004 with an exercise price of $1.15 and a trading value at the time of sale of $6.51.

(3)	Mr. Davis exercised options for 41,665 shares on April 21, 2004 with an exercise price of $.50 and a trading value at the time of sale of $4.02.

Compensation of Directors

     The director compensation plan provides for the following:

•	Each new member of the board will receive an option for 15,000 shares, vesting over a three-year period.

•	Each non-employee board member will receive $500 for each board meeting attended.

•	Each audit committee member will receive $1,250 for each audit committee meeting.

•	Each compensation committee member will received $500 for each compensation committee meeting.

•	The chairman of the audit committee will receive an additional $5,000 annually and 5,000 vested options annually.

•	The chairman of the compensation committee will receive an additional $1,000 annually.

•	Each non-employee board member will receive 5,000 vested options annually.

•	Each board member who serves on any committees of the board will receive an additional 5,000 vested options annually.

     In 2004, Mr. Derrickson received $500, Mr. Lundeen received $7,750, Mr. Hopper received $4,250, Mr. Pickering received $2,750, and Mr. Johnsen received $1,000 in Board of Directors fees for fiscal 2004. In addition, in 2004, Mr. Derrickson received 20,000 options, 15,000 vesting over a three-year period and 5,000 fully vested, for being elected to the board of directors and for being a non-employee board member, Mr. Johnson received 15,000 options vesting over a three-year period and 10,000 fully vested, for being elected to the board of directors, for being a non-employee board member and for serving on the compensation committee, Mr. Pickering received 5,000 vested options for serving on the audit committee and the nominating committee, and Mr. Lundeen received 5,000 vested options for being chairman of the audit committee. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. In March 2005, the director compensation plan was amended to increase the cash compensation payable to the chairman of the audit committee and the compensation committee to $5,000 and $2,500 per quarter, respectively.

Employment Arrangements

     We have a two-year employment agreement with Mr. McDonald that terminates on December 31, 2005. This employment agreement was approved by the Board of Directors on March 29, 2004. Mr. McDonald’s employment agreement provides for an annual salary of $225,000 and the grant of options to purchase 150,000 shares of our Common Stock for each year of service. This employment agreement specifies a salary increase to $250,000 per annum if the Company’s net revenue per quarter equals or exceeds ten million dollars at any time following January 1, 2004. Those options vest over a four year period. Mr. McDonald is entitled to an annual bonus of equal to 100% of his annual salary in the event we achieve certain performance targets approved by our Board of Directors. If Mr. McDonald is terminated without cause (or if he voluntarily terminates his employment following a change in control), he will receive 24 months’ severance pay plus target bonus, option vesting acceleration and shall receive benefits and the use of his office and administrative assistance during such period. Mr. McDonald has agreed to refrain from competing with us for a period of two years following the termination of his employment.

     We have a two-year employment agreement with Mr. Jeff Davis that terminates on June 30, 2006. Mr. Davis’s employment agreement provides for an annual salary of $205,000. Mr. Davis is entitled to an annual bonus equal to 50% of his annual salary in the event we achieve certain performance targets approved by our Board of Directors. If Mr. Davis is terminated without cause, he will receive 12 months’ severance pay, option vesting acceleration and other health and medical benefits. If Mr. Davis is terminated without cause following a change in control, he will also receive the target bonus of 50% of this annual salary. Mr. Davis has agreed to refrain from competing with us for a period of two years following the termination of his employment.

ITEM 11—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2005 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each such class; (ii) each executive officer listed in the Summary Compensation table below; (iii) each of our directors; and (iv) all directors and executive officers as a group.

	Amount and Nature of
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percent of Class(2)
John T. McDonald(3)	2,283,692	10.2%
Jeffrey S. Davis(4)	437,261	2.0%
Michael D. Hill(5)	15,625	*
David S. Lundeen(6)	451,583	2.1%
Robert E. Pickering, Jr.(7)	65,500	*
Max D. Hopper(8)	20,000	*
Kenneth R. Johnsen(9)	10,000	*
Ralph C. Derrickson(10)	5,000	*
Morton Meyerson(12)	2,358,013	11.1%
2M Technology Ventures, L.P.(13)	2,166,500	10.2%
All executive officers and directors as a group (8 persons)	3,288,661	14.4%
TOTAL	5,646,674	24.8%

(1)	Unless otherwise indicated, the address of each person or entity is 1120 South Capital of Texas Highway, Suite 220, Building 3, Austin, Texas, 78746.

(2)	The percentage of common stock owned is based on total shares outstanding of 21,300,172 as of March 31, 2005.

(3)	Includes 1,008,085 shares of common stock issuable upon the exercise of options, 50,500 shares of common stock issuable upon exercise of a warrant and 267,342 shares held by Beekman Ventures, Inc. of which Mr. McDonald is the sole stockholder.

(4)	Includes 307,526 shares of common stock issuable upon the exercise of options. Mr. Davis’s address is 622 Emerson Road, Suite 400, Creve Coeur, Missouri 63141.

(5)	Includes 15,625 shares of common stock issuable upon the exercise of options.

(6)	Includes 75,833 shares of common stock issuable upon the exercise of options.

(7)	Includes 15,000 shares of common stock issuable upon the exercise of options.

(8)	Includes 20,000 shares of common stock issuable upon the exercise of options.

(9)	Includes 10,000 shares of common stock issuable upon the exercise of options.

(10)	Includes 5,000 shares of common stock issuable upon the exercise of options.

(11)	Includes 2,166,500 shares beneficially owned by 2M Technology Ventures, L.P. Morton H. Meyerson’s address is 3401 Armstrong Avenue, Dallas, Texas 75205.

(12)	2M Technology Ventures, L.P.’s address is 3401 Armstrong Avenue, Dallas, Texas 75205.

Equity Compensation Plan Information

     The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2004:

	Number of Securities to		Number of Securities
	be Issued upon Exercise	Weighted-Average	Remaining Available for
	of Outstanding Stock	Exercise Price of	Future Issuance under
	Options, Warrants	Outstanding Options,	Equity Compensation
Plan Category	and Rights	Warrants and Rights	Plans
Equity-Compensation Plans Approved by Security Holders (1)	6,017,451	$3.05	247,306
Equity-Compensation Plans Not Approved by Security Holders (2)(3)(4)	106,383	$0.31	—

TOTAL	6,123,834	$3.00	247,306

(1)	Represents 6,527,257 shares authorized for issuance under the Perficient, Inc, 1999 Stock Option/Stock Issuance Plan. The automatic share increase program provides for an increase each year equal to 8% of the outstanding Common Stock on the last trading day in December of the previous year, but in no event will any such annual increase exceed 1,000,000 shares of Common Stock. Pursuant to our automatic share increase program, 1,000,000 additional shares were authorized for issuance under the Plan as of January 1, 2005.

(2)	Represents options to purchase 106,383 shares of Common Stock with an exercise price of $0.31 per share that were granted in September 2001 to John T. McDonald, our Chief Executive Officer and Chairman of the Board, in lieu of a $50,000 cash bonus.

(3)	In connection with the merger of Javelin Solutions, Inc. into our wholly owned subsidiary and the merger of Primary Webworks, Inc. d/b/a Vertecon, Inc. into our wholly owned subsidiary, we assumed Javelin’s stock option plan and Vertecon’s stock option plan and all the outstanding options thereunder. Each outstanding option under the Javelin plan and the Vertecon plan was converted into an option to purchase Common Stock. No future awards may be made under the respective plans. These amounts exclude (i) options to purchase approximately 114,339 shares of our Common Stock exercisable for a weighted-average exercise price of $1.35 per share issued in connection with our assumption of the Javelin plan and (ii) options to purchase approximately 57,163 shares of our Common Stock exercisable for a weighted-average exercise price of $4.40 per share issued in connection with our assumption of the Vertecon plan.

(4)	These amounts exclude options to purchase 2,610 shares of our Common Stock with an exercise price of $16.94 per share and options to purchase 94,614 shares of our Common Stock with an exercise price of $3.36 per share and options to purchase 46,699 shares of our Common Stock with an exercise price of $0.02 per share that were issues to certain employees of Compete, Inc. and assumed in connection with our May 2000 acquisition of Compete, Inc.

ITEM 12—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 26, 2002, we entered into a Convertible Preferred Stock Purchase Agreement with 2M Technology Ventures, L.P., or 2M, pursuant to which 2M purchased 1,111,000 shares of Series B Preferred Stock for a purchase price of $0.900090009 per share. Pursuant to the Certificate of Designation, Rights and Preferences of the Series B Preferred Stock, on November 10, 2003, all then outstanding shares of Series B Preferred Stock automatically converted into shares of common stock. In connection with its purchase of Series B Preferred Stock, 2M also received a warrant to purchase up to 555,500 shares of common stock. 2M exercised this warrant on February 3, 2004 and March 29, 2004. We received proceeds of $1,100,000 as a result of the exercise of this warrant. We have registered 2,166,500 shares of our common stock, pursuant to a Registration Statement on Form S-3 (File No. 333-100490), for resale by 2M of the shares issued upon conversion of the shares of Series B Preferred Stock purchased from us, shares issued upon exercise of the warrant, and shares acquired upon purchase from certain of our stockholders in a private transaction.

     On December 15, 2004, we granted restricted stock awards under our 1999 Stock Option/Stock Issuance Plan to John T. McDonald, our Chief Executive Officer, and Jeffrey S. Davis, our President and Chief Operating Officer, of 175,000 and 87,500 shares of our common stock, respectively. These restricted stock awards vest over seven years with 50% of the vesting in the last two years, subject to partial acceleration if certain revenue growth and operating profitability targets are met.

ITEM 13—EXHIBITS AND FINANCIAL STATEMENTS

(a) Exhibits

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 16, 2004 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc., Perficient Meritage, Inc., Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of December 17, 2004, by and among Perficient, Inc., Perficient ZettaWorks, Inc. and ZettaWorks LLC, previously filed with the Securities and Exchange Commission as an Exhibit 10 our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

4.5	Form of Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) and incorporated herein by reference

10.1†
1999 Stock Option/Stock Issuance Plan, including all amendments thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our definitive Proxy Statement on Schedule 14A filed on April 7, 2000 and incorporated herein by reference

Exhibit
Number	Description
10.2†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.3
Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.4†
Employment Agreement between Perficient, Inc. and John T. McDonald dated January 1, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.5†
Employment Agreement between Perficient, Inc. and Jeffrey Davis dated June 20, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on March 31, 2004 and incorporated herein by reference

10.6
Loan and Security Agreement dated December 5, 2003 among Perficient, Inc., Perficient Canada, Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.7
Loan Modification Agreement, dated as of June 8, 2004, by and among Perficient, Inc., Perficient Canada Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

10.8
Loan Modification Agreement, dated September 28, 2004, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference

10.9
Loan Modification Agreement dated January 24, 2005 by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc., and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference

10.10
Lease by and between HUB Properties Trust and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-35948) declared effective July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference

10.11
Agreement dated October 10, 2000 between Perficient, Inc. and International Business Machines, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-73466) and incorporated herein by reference

10.12
Amendment dated August 12, 2004 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference

Exhibit
Number	Description
10.13
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

10.14
Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

14.1
Corporate Code of Business Conduct and Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 filed on April 29, 2004 and incorporated by reference herein.

14.2
Financial Code of Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 filed on April 29, 2004 and incorporated by reference herein.

21.1
Subsidiaries, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     On September 22, 2004, the Company dismissed Ernst & Young LLP as its independent registered public accounting firm. Audit services performed for the Company by Ernst & Young LLP in fiscal year 2004 consisted of the review of the financial statements included in our quarterly reports on Form 10-QSR for the periods ended March 31, 2004 and June 30, 2004. Audit services performed for the Company by Ernst & Young LLP in fiscal year 2003 consisted of the audit of our annual financial statements for the fiscal year included in our Form 10-KSB and for the reviews of the financial statements included our quarterly reports on Form 10-QSB. Audit fees for fiscal year 2004 and 2003 were $0 and $82,500, respectively.

     On October 11, 2004, the Audit Committee engaged BDO Seidman, LLP to serve as the Company’s independent public accountants for fiscal year 2004. Audit services performed for the Company by BDO Seidman consist of the audit of our annual financial statements for the fiscal year included in our Form 10-KSB and for the reviews of the financial statements included in our quarterly report on Form 10-QSB for the period ended September 30, 2004. Audit fees for fiscal year 2004 were $145,000.

Audit-Related Fees

     Ernst &Young LLP performed audit-related services in 2004 in connection with business acquisitions, accounting, consultations and SEC registration statements. Fees for audit-related services were $126,000 and $3,000 in fiscal year 2004 and 2003.

     BDO Seidman, LLP performed audit-related services in 2004 in connection with business acquisitions and accounting consultations. Fees for audit-related services were $4,000 in fiscal year 2004.

Audit Committee Pre-Approval Policies and Procedures

     It is the Company’s policy that all audit and non-audit services to be performed by its principal accountants be approved in advance by the Audit Committee.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: April 8, 2005	By:	/s/ John T. McDonald

John T. McDonald Chief Executive Officer

Date: April 8, 2005	By:	/s/ Michael D. Hill

Michael D. Hill Chief Financial Officer Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to Annual Report on Form 10-KSB/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John T. McDonald John T. McDonald	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 8, 2005
/s/ Ralph C. Derrickson* Ralph C. Derrickson	Director	April 8, 2005
/s/ Max D. Hopper* Max D. Hopper	Director	April 8, 2005
/s/ Kenneth R. Johnsen* Kenneth R. Johnsen	Director	April 8, 2005
/s/ David S. Lundeen* David S. Lundeen	Director	April 8, 2005
/s/ Robert E. Pickering, Jr.* Robert E. Pickering, Jr.	Director	April 8, 2005

*By:	/s/ Michael D. Hill Michael D. Hill Attorney-in-Fact

Exhibit Index

(a) Exhibits

Exhibit
Number	Description
2.1
Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 16, 2004 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc., Perficient Meritage, Inc., Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of December 17, 2004, by and among Perficient, Inc., Perficient ZettaWorks, Inc. and ZettaWorks LLC, previously filed with the Securities and Exchange Commission as an Exhibit 10 our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

4.5	Form of Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) and incorporated herein by reference

10.1†
1999 Stock Option/Stock Issuance Plan, including all amendments thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our definitive Proxy Statement on Schedule 14A filed on April 7, 2000 and incorporated herein by reference

Exhibit
Number	Description
10.2†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.3
Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.4†
Employment Agreement between Perficient, Inc. and John T. McDonald dated January 1, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.5†
Employment Agreement between Perficient, Inc. and Jeffrey Davis dated June 20, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on March 31, 2004 and incorporated herein by reference

10.6
Loan and Security Agreement dated December 5, 2003 among Perficient, Inc., Perficient Canada, Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.7
Loan Modification Agreement, dated as of June 8, 2004, by and among Perficient, Inc., Perficient Canada Corp. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

10.8
Loan Modification Agreement, dated September 28, 2004, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 and incorporated herein by reference

10.9
Loan Modification Agreement dated January 24, 2005 by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc., and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference

10.10
Lease by and between HUB Properties Trust and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-35948) declared effective July 6, 2000 by the Securities and Exchange Commission and incorporated herein by reference

10.11
Agreement dated October 10, 2000 between Perficient, Inc. and International Business Machines, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-73466) and incorporated herein by reference

10.12
Amendment dated August 12, 2004 to existing agreement dated August 17, 2000 between International Business Machines Corporation and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and incorporated herein by reference

Exhibit
Number	Description
10.13
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

10.14
Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

14.1
Corporate Code of Business Conduct and Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 filed on April 29, 2004 and incorporated by reference herein.

14.2
Financial Code of Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 filed on April 29, 2004 and incorporated by reference herein.

21.1
Subsidiaries, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on March 31, 2005 and incorporated herein by reference

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