Form 10-Q
period 2005-03-31
PERFICIENT INC
filed 2005-05-13
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-15169

PERFICIENT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	No. 74-2853258
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of Principal Executive Offices, Including Zip Code)

(512) 531-6000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of April 30, 2005, there were 21,386,262 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,905,460	$3,958,732
Accounts receivable, net	20,049,500	17,562,434
Other current assets	336,309	708,150

Total current assets	24,291,269	22,229,316
Property and equipment, net	805,831	800,207
Goodwill	32,818,431	32,731,839
Intangible assets, net	4,521,460	4,241,177
Other non-current assets	145,374	862,364

Total assets	$62,582,365	$60,864,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,927,523	$2,665,840
Note payable and current portion of long-term debt	1,135,354	3,268,987
Other current liabilities	6,750,968	4,679,729
Current portion of note payable to related parties	243,847	248,448

Total current liabilities	15,057,692	10,863,004
Long-term borrowings, net of current portion	2,676,027	2,350,403
Note payable to related party, net of current portion	226,279	230,548

Total liabilities	17,959,998	13,443,955

Stockholders’ equity:
Common stock	20,914	21,303
Additional paid-in capital	102,637,699	103,909,232
Deferred stock compensation	(1,656,375)	(1,597,219)
Accumulated other comprehensive loss	(57,837)	(78,637)
Accumulated deficit	(56,322,034)	(54,833,731)

Total stockholders’ equity	44,622,367	47,420,948

Total liabilities and stockholders’ equity	$62,582,365	$60,864,903

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2005
Revenue
Services	$6,663,786	$17,657,101
Software	1,330,476	1,406,856
Reimbursable expenses	378,165	660,193

Total revenue	8,372,427	19,724,150

Cost of revenue (exclusive of depreciation shown separately below)
Project personnel costs	3,695,143	10,920,496
Software costs	1,153,353	1,179,540
Reimbursable expenses	378,165	660,193
Other project related expenses	110,273	243,673

Total cost of revenue	5,336,934	13,003,902

Gross margin	3,035,493	6,720,248

Selling, general and administrative	1,852,671	3,734,183
Depreciation	101,122	177,336
Amortization of intangibles	50,001	276,876

Total operating expense	2,003,794	4,188,395

Income from operations	1,031,699	2,531,853

Interest income	98	1,663
Interest expense	(14,371)	(112,504)
Other	2,092	(1,163)

Income before income taxes	1,019,518	2,419,849
Provision for income taxes	399,000	931,546

Net income	$620,518	$1,488,303

Basic net income per share	$0.04	$0.07

Diluted net income per share	$0.04	$0.06

Shares used in computing basic net income per share	14,500,158	21,161,659

Shares used in computing diluted net income per share	17,634,230	24,804,451

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2005
(unaudited)

						Accumulated
	Common	Common	Common	Additional	Deferred	Other		Total
	Stock	Stock	Stock	Paid-in	Compen-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Warrants	Capital	sation	Loss	Deficit	Equity
Balance at December 31, 2004	20,913,532	$20,914	$450,166	$102,187,533	$(1,656,375)	$(57,837)	$(56,322,034)	$44,622,367
Warrants exercised	24,557	25	(54,560)	161,678	—	—	—	107,143
Stock options exercised	364,640	364	—	567,484	—	—	—	567,848
Tax benefit of non-qualified stock option exercises	—	—	—	596,931	—	—	—	596,931
Amortization of deferred compensation	—	—	—	—	59,156	—	—	59,156
Foreign currency translation adjustment	—	—	—	—	—	(20,800)	—	(20,800)
Net income	—	—	—	—	—	—	1,488,303	1,488,303

Balance at March 31, 2005	21,302,729	$21,303	$395,607	$103,513,625	$(1,597,219)	$(78,637)	$(54,833,731)	$47,420,948

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$620,518	$1,488,303
Adjustments to reconcile net income to net cash used in operations:
Depreciation	101,122	177,336
Amortization of intangibles	50,001	276,876
Non-cash stock compensation	12,468	59,157
Non-cash interest expense	14,371	8,870
Changes in operating assets and liabilities:
Accounts receivable	(1,143,510)	2,484,322
Other assets	(27,186)	(433,296)
Accounts payable	242,400	(4,261,345)
Other liabilities	29,028	(1,473,435)

Net cash used in operating activities	(100,788)	(1,673,212)

INVESTING ACTIVITIES
Purchase of property and equipment	(21,975)	(171,712)
Payment on Javelin notes	(62,500)	—

Net cash used in investing activities	(84,475)	(171,712)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	4,000,000
Payments on short-term borrowings	—	(2,000,000)
Payments on long-term debt	—	(191,991)
Deferred offering costs	—	(565,698)
Proceeds from exercise of stock options	—	567,848
Proceeds from exercise of warrants	—	107,143
Payment of dividends	(24,006)	—
Proceeds from stock issuances, net	2,303,801	—

Net cash provided by financing activities	2,279,795	1,917,302
Effect of exchange rate on cash	(7,998)	(19,106)

Change in cash and cash equivalents	2,086,534	53,272
Cash and cash equivalents at beginning of period	1,989,395	3,905,460

Cash and cash equivalents at end of period	$4,075,929	$3,958,732

Supplemental disclosures:
Interest paid	$—	$87,221

Cash paid for income taxes	$118,293	$92,220

Non cash activities:
Change in goodwill	$—	$90,000

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as amended. Operating results for the three months ended March 31, 2005 may not be indicative of the results for the full fiscal year ending December 31, 2005.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2005, respectively: risk free interest rate of 2.98% and 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.515 and 1.415.

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

          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended
	March 31,
	2004	2005
Net income — as reported	$620,518	$1,488,303

Total stock-based compensation costs , net of tax, included in the determination of net income as reported	12,468	36,382

The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(368,702)	(478,287)

Pro forma net income available to common stockholders	$264,284	$1,046,398

Earnings per share:
Basic — as reported	$0.04	$0.07

Basic — pro forma	$0.02	$0.05

Diluted — as reported	$0.04	$0.06

Diluted — pro forma	$0.01	$0.04

Revenue Recognition

          Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from sales of third-party software is recorded on a gross basis based on the Company’s role as principal in the transaction. As provided in EITF 99-19, if the Company is the primary obligator and bears the associated credit risk in the transaction, the Company will be considered “principal”. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis.

          We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectibility deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Intangible Assets

          Intangible assets, primarily resulting from purchased business combinations, are being amortized using the straight-line method with a life of two to five years for non-compete agreements and a life of three to eight years for customer relationship intangibles. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

3. Segment Information

     The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

4. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share:

	Three months ending,
	2004	2005
Net income	$620,518	$1,488,303
Basic:
Weighted-average shares of common stock outstanding	14,500,158	20,167,800
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	—	993,859

Shares used in computing basic net income per share	14,500,158	21,161,659

Effect of dilutive securities:
Stock options	2,694,902	3,485,279
Warrants	439,170	157,513

Shares used in computing diluted net income per share	17,634,230	24,804,451

Basic net income per share	$0.04	$0.07

Diluted net income per share	$0.04	$0.06

5. Commitments and Contingencies

          The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating
Leases
2005 remaining	$1,091,698
2006	1,043,340
2007	569,275
2008	318,598
2009	229,636
Thereafter	—

Total minimum lease payments	$3,252,547

6. Balance Sheet Components

          The components of accounts receivable are as follows:

	December 31,	March 31,
	2004	2005
		(unaudited)
Accounts receivable	$12,426,107	$10,945,757
Unbilled revenue	8,277,573	7,263,705
Allowance for doubtful accounts	(654,180)	(647,028)

Total	$20,049,500	$17,562,434

          The components of other current liabilities are as follows:

	December 31,	March 31,
	2004	2005
		(unaudited)
Accrued bonuses	$2,094,987	$1,077,640
Accrued vacation	395,127	271,122
Other payroll liabilities	714,049	293,227
Sales and use taxes	221,249	71,104
Accrued income taxes	170,354	416,026
Other accrued expenses	1,702,853	1,545,332
Accrued acquisition costs related to ZettaWorks	317,982	78,669
Accrued subcontractor fees	510,018	630,981
Deferred revenue	624,349	295,628

Total	$6,750,968	$4,679,729

Property and equipment consist of the following at March 31, 2005 and 2004:

	December 31,	March 31,
	2004	2005
		(unaudited)
Computer Hardware & Software	$2,506,699	$2,660,652
Furniture & Fixtures	726,570	731,994
Leasehold Improvements	125,797	128,024

	3,359,066	3,520,670
less: Accumulated Depreciation	(2,553,235)	(2,720,463)

Total	$805,831	$800,207

7. Comprehensive Income (unaudited)

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2004	2005
Net income	$620,518	$1,488,303
Foreign currency translation adjustments	(12,276)	(20,800)

Total comprehensive net income	$608,242	$1,467,503

8. Business Combinations

Acquisition of Genisys Consulting, Inc.

          On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc, a privately held information technology consulting company, for approximately $8.8 million, consisting of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share (approximately $6.4 million worth of Company’s common stock) and stock options valued at approximately $0.4 million. The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate. The results of the Genisys operations have been included in the Company’s consolidated financial statements since April 2, 2004.

The purchase price allocation is as follows (in millions):

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

Acquisition of Meritage Technologies, Inc.

          On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc., a privately held information technology consulting company for approximately $10.4 million, consisting of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $3.595 per share (approximately $4.2 million worth of Company’s common stock). The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation during the second quarter of 2005 as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the Mertiage operations have been included in the Company’s consolidated financial statements since June 18, 2004.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.3
Non-compete agreements	1.5

Goodwill	7.4

Tangible Assets and Liabilities Acquired:
Accounts receivable	2.2
Property and equipment	0.1
Accounts payable and accrued expenses	(1.1)

Net assets acquired	$10.4

          The Company believes that the intangible assets acquired have useful lives of five years. The Company has accrued exit costs of approximately $0.2 million, which relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term. The Company has accrued severance of $0.2 million, which relate to severance and related payroll taxes for certain employees of Meritage Technologies, Inc. impacted by the approved plan of termination. The Company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage Technologies, Inc. prior to the acquisition. The Company has placed a full valuation allowance on these assets given the level of cumulative historical losses for both Meritage Technologies, Inc. and the Company.

Acquisition of ZettaWorks LLC

          On December 20, 2004, the Company consummated the acquisition of ZettaWorks LLC, a privately held technology consulting company for approximately $11.4 million, consisting of approximately $2.9 million in cash, transaction costs of approximately $0.7 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $6.537 per share (approximately $7.8 million worth of Company’s common stock). The total purchase price consideration of $11.4 million, including transaction costs of $0.7 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $8.2 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the ZettaWorks operations have been included in the Company’s consolidated financial statements since December 20, 2004.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	8.1

Tangible Assets and Liabilities Acquired:
Accounts receivable	3.0
Property and equipment	0.1
Accounts payable and accrued expenses	(1.2)

Net assets acquired	$11.4

The Company believes that the intangible assets acquired have useful lives of one to five years

9. Intangible Assets

     Intangible Assets with Indefinite Lives

          The changes in the carrying amount of Goodwill for the three months ended March 31, 2005 is as follows:

Balance at December 31, 2004	$32.8 million

Adjustment to Goodwill relating to prepaid expenses	0.1 million

Balance at March 31, 2005	$32.7 million

     Intangible Assets with Definite Lives

     Following is a summary of Company’s intangible assets (in millions) that are subject to amortization:

	December 31, 2004			March 31, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Customer Relationships	$3,000	$(410)	$2,590	$3,000	$(541)	$2,459
Non-Compete	1,950	(213)	1,737	1,950	(311)	1,639
Customer Backlog	400	(206)	194	200	(57)	143

Total	$5,350	$(829)	$4,521	$5,150	$(909)	$4,241

10. Line of Credit and Long-Term Debt

          The Company has a $13.0 million credit facility comprising a $9.0 million accounts receivable line of credit and a $4.0 million acquisition term line of credit. The credit facility was amended on January 31, 2005 to increase the accounts receivable line of credit from $6.0 million to $9.0 million. The accounts receivable line of credit, which expires in December 2005, provides for a borrowing capacity of up to 80% of eligible accounts receivable, subject to certain borrowing base calculations as defined, but in no event more than $9.0 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.00% (6.75% at March 31, 2005). As of March 31, 2005, there was $2.0 million outstanding under the accounts receivable line of credit and the amount available was approximately $4.7 million.

          The Company’s $4.0 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of March 31, 2005 the balance outstanding under this acquisition line of credit was approximately $3.6 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50% — the initial $2.5 million draw, of which $2.1 million remains outstanding, bears interest of 7.11% at March 31, 2005 and the subsequent $1.5 million draw, all of which remains outstanding, bears interest of 6.90% at March 31, 2005 and are repayable in thirty-six equal monthly installments. The Company is entitled to make payments of accrued interest only for the first three monthly installments.

          The Company is required to comply with various financial covenants under the $13.0 million credit facility. It is required to maintain a minimum tangible net worth of at least $3.0 million, to maintain a ratio of after tax earnings before interest, depreciation and amortization, annualized, to current maturities of long-term debt plus interest of at least 1.50 to 1.00, and, pursuant to the January 31, 2005 amendment, to maintain a ratio of cash plus accounts receivable including 50% of unbilled revenue to all outstanding obligations to the bank of at least 1.50 to 1.00. As of March 31, 2005, the Company was in compliance with all covenants under this credit facility.

11. Stock Offering and Subsequent Events

          On March 7, 2005, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale by the Company and certain selling stockholders of shares of the Company’s common stock. Due to overall market conditions during the second quarter, the Company converted its registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, the Company has recorded approximately $565,000 of deferred offering costs in connection with the offering and has classified these costs as prepaid expenses in other non-current assets on its balance sheet. If the Company sells shares of common stock off its shelf registration statement, the Company will net these accumulated deferred offering costs against the proceeds of the offering. If the Company does not raise funds through an equity offering off of the shelf registration statement or fails to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed.

          In addition, on May 9, 2005, the Company executed a binding commitment letter from Silicon Valley Bank and Key Bank to increase the existing credit facility from $13 million to $28.5 million. This credit facility increase is expected to include an increase in the accounts receivable line of credit from $9 million to $15 million and an increase in the term acquisition line of credit from $4 million to $13.5 million.

Item 2. Management’s Discussion and Analysis or Plan or Operations

          Statements made in this Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

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

     Services Revenue

          Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 8.5% of our services revenue for the three months ended March 31, 2005. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

     Software Revenue

          A smaller but growing portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere products. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. As provided in EITF 99-19 criteria to be considered “principal”, the Company is the primary obligator and bears the associated credit risk in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter and from year to year depending on our customers’ demand for our partners’ software products. Generally, spending on software sales is a strong indicator of future spending on software services. We also recognize software revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as

revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectibility deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

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

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

          Revenue. Total revenue increased 136% to $19.7 million for the three months ended March 31, 2005 from $8.4 million for the three months ended March 31, 2004. Services revenue increased 165% to $17.7 million for the three months ended March 31, 2005 from approximately $6.7 million for three months ended March 31, 2004. The increase in services revenue resulted from increases in average project size and number of projects. These increases were largely attributable to the acquisitions of Genisys, Meritage and ZettaWorks which accounted for $2.2 million, $3.1 million and $3.9 million, respectively, of services revenue for the three months ended March 31, 2005. The utilization rate of our professionals, excluding subcontractors also increased to 84% for the three months ended March 31, 2005 from 80% for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, 13% and 33%, respectively, of our revenue was derived from IBM. Software revenue increased 6% to $1.4 million for the three months ended March 31, 2005 from $1.3 million for the three months ended March 31, 2004 due to increased customer demand. Reimbursable expenses increased 75% to $0.7 million for the three months ended March 31, 2005 from $0.4 million for the three months ended March 31, 2004. We do not realize any profit on reimbursable expenses.

          Cost of Revenue. Cost of revenue increased 143% to $13.0 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of Genisys, Meritage and ZettaWorks. The average number of professionals performing services, including subcontractors, increased to 357 for the three months ended March 31, 2005 from 122 for the three months ended March 31, 2004. Also, costs associated with software sales increased 2% to $1.2 million for the three months ended March 31, 2005 in connection with the increased software revenue.

          Gross Margin. Gross margin increased 121% to $6.7 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 35.5% for the three months ended March 31, 2005 from 38.0% for the three months ended March 31, 2004. The decrease in gross margin as a percentage of revenue is primarily due to the increase in software sales revenue in proportion to total revenue, which typically yields a lower margin than our services revenue. Services gross margin decreased to 36.8% for the three months ended March 31, 2005 from 42.9% for the three months ended March 31, 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Genisys, Meritage and ZettaWorks and an increase in unreimbursed direct expenses as a result of the acquisition of ZettaWorks. Software gross margin increased to 16.2% for the three months ended March 31, 2005 from 13.3% for the three months ended March 31, 2004 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

          Selling, General and Administrative. Selling, general and administrative expenses increased 102% to $3.7 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Genisys, Meritage and ZettaWorks. However, selling, general and administrative expenses as a percentage of revenue decreased to 18.9% for the three months ended March 31, 2005 from 22.0% for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of an increase in software sales, for which there are generally less incremental costs, as well as a general reduction of costs in proportion to total revenue during the applicable periods.

          Depreciation. Depreciation expense increased 75% to $177,336 for the three months ended March 31, 2005 from $101,122 for the three months ended March 31, 2004. The increase is due to general purchases of fixed assets along with an increasing number of fully depreciated assets.

          Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 454% to approximately $276,876 for the three months ended March 31, 2005 from approximately $50,001 for the three months ended March 31, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys, Meritage, and ZettaWorks.

          Interest Expense. Interest expense increased 683% to $112,504 for the three months ended March 31, 2005 compared to $14,371 for three months ended March 31, 2004. This increase in interest expense is due to interest expense now being incurred on the newly funded acquisition line of credit that was drawn down in connection with the acquisitions of Meritage in June 2004 and ZettaWorks in December 2004.

          Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate remained relatively constant at 38.5% for the three months ended March 31, 2005 as compared to 39.1% for the three months ended March 31, 2004. We have deferred tax assets resulting from net operating losses of acquired companies amounting to approximately $3.2 million for which we have a valuation allowance of $3.0 million. The remaining deferred tax asset of $0.5 million is completely off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity And Capital Resources

          Selected measures of liquidity and capital resources are as follows:

	As of	As of
	December 31,	March 31,
	2004	2005
	(in millions)
Cash and cash equivalents	$3.9	$4.0
Working capital	$9.2	$11.3

     Net Cash Provided By Operating Activities

          We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash used by operations for the three months ended March 31, 2005 was $1.7 million as compared to $0.1 million for the three months ended March 31, 2004.

          Accounts receivable, net of allowance for doubtful accounts, totaled $17.6 million at March 31, 2005, representing approximately 77 days of sales outstanding, compared to $20.0 million, or 65 days at December 31, 2004, after normalizing revenues to exclude revenue spikes at the end of the quarter which would artificially inflate the days sales outstanding.

          A significant amount of our revenue is derived from IBM. Accordingly, our accounts receivable generally includes significant amounts due from IBM. As of March 31, 2005, approximately 7.2% of our accounts receivable was due from IBM.

     Net Cash Used in Investing Activities

          For the three months ended March 31, 2005 we used $0.2 million in cash, to purchase equipment fixed assets.

     Net Cash From Financing Activities

          Our financing activities consisted primarily of a net draw of $2 million from our accounts receivable line of credit, approximately $0.7 million of stock option and warrant exercises and approximately $0.2 million in payments on long term debt during the three months ended March 31, 2005.

          At March 31, 2005, we had $4.0 million in cash and cash equivalents.

          On March 7, 2005, we filed a registration statement with the Securities and Exchange Commission to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $565,000 of deferred offering costs in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet. If we sell shares of common stock off of our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering off of the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed.

          In addition, on May 9, 2005, we executed a binding commitment letter from Silicon Valley Bank and Key Bank to increase our existing credit facility from $13 million to $28.5 million. This credit facility increase is expected to include an increase in the accounts receivable line of credit from $9 million to $15 million and an increase in the term acquisition line of credit from $4 million to $13.5 million.

     We believe that the current available funds, access to capital from this new debt facility, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Availability of Funds from Bank Line of Credit Facilities

          We have a $13.0 million credit facility with Silicon Valley Bank comprising a $9.0 million accounts receivable line of credit and a $4.0 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.00%, or 6.75%, as of March 31, 2005. As of March 31, 2005, there was $2.0 million outstanding under the accounts receivable line of credit and the amount available was approximately $4.7 million.

          Our $4.0 million term acquisition line of credit with Silicon Valley Bank provides an additional source of financing for certain qualified acquisitions. As of March 31, 2005 the balance outstanding under this acquisition line of credit was approximately $3.6 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50%—the initial $2.5 million draw, of which $2.1 million remains outstanding, bears interest of 7.11% at March 31, 2005 and the subsequent $1.5 million draw, all of which remains outstanding, bears interest of 6.90% at March 31, 2005 and are repayable in thirty-six equal monthly installments. We are entitled to make payments of accrued interest only for the first three monthly installments.

          As of March 31, 2005, we were in compliance with all covenants under this credit facility and we expect to be in compliance during 2005.

Critical Accounting Policies

     Revenue Recognition and Allowance for Doubtful Accounts

          Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Our agreement with IBM provides for net 45 days payment terms. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from the sale of third-party software is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software sale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis. We assess our allowance for doubtful accounts at each financial reporting date based on expected losses on uncollectible accounts receivable with known facts and circumstances for the respective period.

     Goodwill and Other Intangible Assets

          We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with SFAS 142, we replaced the ratable amortization of goodwill with a periodic review and analysis of such intangibles for possible impairment. In accordance with SFAS 142, we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

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

     Accounting for Stock-Based Compensation

          We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also make disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS No. 123, Accounting for Stock Based Compensation. Accordingly, compensation cost is recognized only when options are granted below market price on the date of grant. Had compensation cost for our stock compensation plans been determined based on fair value at the grant dates for awards under these plans consistent with SFAS 123, our net income and earnings per share would have been reduced to pro forma amounts indicated in the notes to our financial statements included in this prospectus. Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a single reliable measure of the fair value of our employee stock options.

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

     Recent Accounting Pronouncements

          On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for public companies at the beginning of the Company’s fiscal year beginning after June 15, 2005. We are currently assessing the impact, the amount of compensation based upon the Black-Scholes model versus a binomial model, of Statement 123(R) on our financial statements and related disclosures. Both models will increase compensation expense related to past grants which are not fully vested as of December 31, 2005 and all future grants.

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

          Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and effectively utilize highly skilled information technology consulting professionals. Additionally, our technology professionals are primarily at-will employees. Failure to retain highly skilled technology professionals would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

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

          Our professional services agreements with clients are in most cases terminable on 10 to 30 days’ notice. A client may choose at any time to use another consulting firm or choose to perform services we provide through their own internal resources. Accordingly, we rely on our clients’ interests in maintaining the continuity of our services rather than on contractual requirements. Termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

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

          In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM, through sales leads obtained from our relationship with IBM and through a services agreement we have with IBM. Revenue from IBM was approximately 13% and 33% of total revenue for the three-months ended March 31, 2005 and 2004, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM would have a material adverse effect on our business and results of operations.

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

          Although we have been profitable for the past eight quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If this occurs, the price of our common stock will likely fall.

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

We have recorded approximately $565,000 of deferred costs in connection with the conversion of our registration statement into a shelf registration statement, and our inability to net these costs against the proceeds of future offerings off of our shelf registration statement could have an adverse effect on our results of operations.

          On March 7, 2005, we filed a registration statement with the Securities and Exchange Commission to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $565,000 of deferred offering costs in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet. If we sell shares of common stock off of our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering off of the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense could have an adverse effect on our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

          We have a $13.0 million credit facility with Silicon Valley Bank comprising a $9.0 million accounts receivable line of credit and a $4.0 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.00%, or 6.75%, as of March 31, 2005. As of March 31, 2005, there was $2.0 million outstanding under the accounts receivable line of credit and the amount available was approximately $4.7 million. As the interest rate floats based on the bank’s prime rate for this accounts receivable line of credit, our interest expense will fluctuate.

          We had unrestricted cash and cash equivalents totaling $4.0 million and $3.9 million at March 31, 2005 and December 31, 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

10.1	Loan Modification Agreement dated January 24, 2005, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: May 13, 2005	/s/ John T. McDonald

John T. McDonald, Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2005	/s/ Michael D. Hill

Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated herein by reference

10.1	Loan Modification Agreement dated January 24, 2005, by and among Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc. and Silicon Valley Bank, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 3, 2005 and incorporated herein by reference.

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.