Form 10-Q
period 2005-06-30
PERFICIENT INC
filed 2005-08-11
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 001-15169
PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	No. 74-2853258 (I.R.S. Employer Identification No.)
1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of Principal Executive Offices, including Zip Code)
(512) 531-6000
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2005, there were 22,225,766 shares of Common Stock outstanding.

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,905,460	$2,029,511
Accounts receivable, net	20,049,500	22,348,345
Other current assets	336,309	438,732

Total current assets	24,291,269	24,816,588
Property and equipment, net	805,831	894,740
Goodwill	32,818,431	39,262,536
Intangible assets, net	4,521,460	4,970,415
Other non-current assets	145,374	1,475,324

Total assets	$62,582,365	$71,419,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,927,523	$1,614,770
Note payable and current portion of long-term debt	1,135,354	1,291,431
Other current liabilities	6,750,968	6,212,760
Current portion of note payable to related parties	243,847	234,899

Total current liabilities	15,057,692	9,353,860
Long-term borrowings, net of current portion	2,676,027	8,019,032
Note payable to related party, net of current portion	226,279	—

Total liabilities	17,959,998	17,372,892

Stockholders’ equity:
Common stock	20,914	22,083
Additional paid-in capital	102,637,699	108,856,983
Deferred stock compensation	(1,656,375)	(1,538,063)
Accumulated other comprehensive loss	(57,837)	(87,372)
Accumulated deficit	(56,322,034)	(53,206,920)

Total stockholders’ equity	44,622,367	54,046,711

Total liabilities and stockholders’ equity	$62,582,365	$71,419,603

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited )

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue
Services	$9,653,450	$19,233,997	$16,317,236	$36,891,098
Software	1,071,766	1,393,302	2,402,242	2,800,158
Reimbursable expenses	602,928	1,033,485	981,093	1,693,678

Total revenue	11,328,144	21,660,784	19,700,571	41,384,934

Cost of revenue (exclusive of depreciation shown separately below)
Project personnel costs	5,868,854	11,626,782	9,563,997	22,547,278
Software costs	831,082	1,198,393	1,984,435	2,377,933
Reimbursable expenses	602,928	1,033,485	981,093	1,693,678
Other project related expenses	52,025	519,010	162,298	762,683

Total cost of revenue	7,354,889	14,377,670	12,691,823	27,381,572

Gross margin	3,973,255	7,283,114	7,008,748	14,003,362

Selling, general and administrative	2,341,285	4,090,638	4,193,956	7,824,821
Depreciation	123,753	132,885	224,875	310,221
Amortization of intangibles	162,778	303,763	212,779	580,639

Total operating expense	2,627,816	4,527,286	4,631,610	8,715,681

Income from operations	1,345,439	2,755,828	2,377,138	5,287,681

Interest income	539	6,256	637	7,919
Interest expense	(14,762)	(121,264)	(29,133)	(233,768)
Other	(193)	9,292	1,899	8,129

Income before income taxes	1,331,023	2,650,112	2,350,541	5,069,961
Provision for income taxes	521,000	1,023,301	920,000	1,954,847

Net income	$810,023	$1,626,811	$1,430,541	$3,115,114

Basic net income per share	$0.05	$0.08	$0.09	$0.15

Diluted net income per share	$0.04	$0.07	$0.08	$0.13

Shares used in computing basic net income per share	17,312,707	21,529,502	15,906,432	21,345,581

Shares used in computing diluted net income per share	20,234,707	24,794,723	18,928,871	24,799,587

See accompanying notes to interim unaudited consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2005
(unaudited)

						Accumulated
	Common		Common	Additional	Deferred	Other		Total
	Stock	Common	Stock	Paid-in	Compen-	Comprehensive	Accumulated	Stockholders’
	Shares	Stock Amount	Warrants	Capital	sation	Loss	Deficit	Equity
Balance at December 31, 2004	20,913,532	$20,914	$450,166	$102,187,533	$(1,656,375)	$(57,837)	$(56,322,034)	$44,622,367

Warrants exercised	24,557	25	(54,560)	161,678	—	—	—	107,143

Stock options exercised	364,640	364	—	567,484	—	—	—	567,848

Tax benefit of non-qualified stock option exercises	—	—	—	596,931	—	—	—	596,931

Amortization of deferred compensation	—	—	—	—	59,156	—	—	59,156

Foreign currency translation adjustment	—	—	—	—	—	(20,800)	—	(20,800)

Net income	—	—	—	—	—	—	1,488,303	1,488,303

Balance at March 31, 2005	21,302,729	$21,303	$395,607	$103,513,625	$(1,597,219)	$(78,637)	$(54,833,731)	$47,420,948

iPath acquisition	623,803	624		4,515,710	—	—	—	4,516,334
Forfeiture of contingent shares for Genisys acquisition	(41,190)	(41)		(155,245)	—	—	—	(155,286)
Stock options exercised	197,378	197	—	334,121	—	—	—	334,318
Tax benefit of non-qualified stock option exercises	—	—	—	253,165	—	—	—	253,165

Amortization of deferred compensation	—	—	—	—	59,156	—	—	59,156

Foreign currency translation adjustment	—	—	—	—	—	(8,735)	—	(8,735)

Net income	—	—	—	—	—	—	1,626,811	1,626,811

Balance at June 30, 2005	22,082,720	$22,083	$395,607	$108,461,376	$(1,538,063)	$(87,372)	$(53,206,920)	$54,046,711

     See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$1,430,541	$3,115,114
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	224,875	310,221
Amortization of Intangibles	212,779	580,639
Non-cash stock compensation	24,770	118,312
Non-cash interest expense	24,698	14,773
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(132,446)	(729,463)
Other assets	(11,529)	(356,783)
Accounts payable	27,406	(5,312,236)
Other liabilities	(855,463)	57,255

Net cash provided by (used in) operating activities	945,631	(2,202,168)

INVESTING ACTIVITIES
Purchase of property and equipment	(115,248)	(335,000)
Purchase of businesses, net of cash acquired	(7,338,875)	(4,779,641)
Payments on Javelin Notes	(375,000)	(250,000)

Net cash used in investing activities	(7,829,123)	(5,364,641)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,500,000	8,000,000
Payments on short-term borrowings	—	(2,000,000)
Payments on long-term debt	—	(500,918)
Deferred offering costs	—	(792,170)
Proceeds from exercise of stock options	215,196	902,166
Proceeds from exercise of warrants	2,430,000	107,143
Proceeds from stock issuances, net	2,373,162	—

Net cash provided by financing activities	7,518,358	5,716,221
Effect of exchange rate on cash	(17,152)	(25,361)

Change in cash	617,714	(1,875,949)
Cash and cash equivalents at beginning of period	1,989,395	3,905,460

Cash and cash equivalents at end of period	$2,607,109	$2,029,511

Supplemental disclosures:
Interest paid	$—	$191,548

Cash paid for income taxes	$1,025,327	$869,575

Non cash activities:
Stock issued for Purchase of Business	$10,982,551	$4,516,334

Change in goodwill	$13,747,381	$661,131

Tax benefit of non-qualified stock option exercises	$—	$850,096

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
          The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as amended. Operating results for the three months and six months ended June 30, 2005 may not be indicative of the results for the full fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
Stock-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2004 and 2005, respectively: risk free interest rate of 2.98% and 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.515 and 1.384.
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

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net Income – as reported	$810,023	$1,626,811	$1,430,541	$3,115,114

Total stock-based compensation costs included in the determination of net income, as reported	12,300	36,322	24,768	72,704

The stock-based employee compensation costs that would have been included in the determination of net income if the fair value based method had been applied to all awards	(249,324)	(576,780)	(585,331)	(1,055,067)

Pro forma net income available to common stockholders	$572,999	$1,086,353	$869,978	$2,132,751

Earnings per share:
Basic – as reported	$0.05	$0.08	$0.09	$0.15

Basic – pro forma	$0.03	$0.05	$0.06	$0.10

Diluted – as reported	$0.04	$0.07	$0.08	$0.13

Diluted – pro forma	$0.03	$0.05	$0.05	$0.09

Revenue Recognition
          Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from software sales is recorded on a gross basis based on the Company’s role as principal in the transaction. In accordance with EITF 99-19, the Company will be considered “principal” if the Company is the primary obligor and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis.
          We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collection is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.
Intangible Assets
          Intangible assets, primarily resulting from purchased business combinations, are being amortized using the straight-line method with a life of three to five years for non-compete agreements, a life of three to eight years for customer relationship intangibles and a life of six months to one year for customer backlog. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“Statement 142”), we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
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

4. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three months ending June 30,		Six months ending June 30,
	2004	2005	2004	2005
Net income	$810,023	$1,626,811	$1,430,541	$3,115,114
Basic:
Weighted-average shares of common stock outstanding	16,488,669	20,279,460	15,494,414	20,223,632
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	824,038	1,250,042	412,018	1,121,949

Shares used in computing basic net income per share	17,312,707	21,529,502	15,906,432	21,345,581

Effect of dilutive securities:
Stock options	2,782,075	3,125,957	2,725,700	3,305,617
Warrants	139,925	139,264	296,739	148,389

Shares used in computing diluted net income per share	20,234,707	24,794,723	18,928,871	24,799,587

Basic net income per share	$0.05	$0.08	$0.09	$0.15

Diluted net income per share	$0.04	$0.07	$0.08	$0.13

5. Commitments and Contingencies
          The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating
Leases
2005 remaining	$756,377
2006	1,152,917
2007	638,669
2008	318,598
2009	229,636
Thereafter	—

Total minimum lease payments	$3,096,197

6. Balance Sheet Components (unaudited)
     The components of accounts receivable are as follows:

	December 31,	June 30,
	2004	2005
Accounts receivable	$12,426,107	$15,599,071
Unbilled revenue	8,277,573	7,251,468
Allowance for doubtful accounts	(654,180)	(502,194)

Total	$20,049,500	$22,348,345

     The components of other current liabilities are as follows:

	December 31,	June 30,
	2004	2005
Accrued bonuses	$2,094,987	$2,065,417
Accrued vacation	395,127	297,468
Other payroll liabilities	714,049	414,727
Sales and use taxes	221,249	82,705
Accrued income taxes	170,354	223,785
Other accrued expenses	1,702,853	1,543,552
Accrued acquisition costs	317,982	17,188
Accrued subcontractor fees	510,018	1,138,588
Deferred revenue	624,349	429,330

Total	$6,750,968	$6,212,760

Property and equipment consist of the following:

	December 31,	June 30,
	2004	2005
Computer Hardware & Software	$2,506,699	$3,264,114
Furniture & Fixtures	726,570	341,980
Leasehold Improvements	125,797	128,002

	3,359,066	3,734,096
less: Accumulated Depreciation	(2,553,235)	(2,839,356)

Total	$805,831	$894,740

7. Comprehensive Income (unaudited)
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income	$810,023	$1,626,811	$1,430,541	$3,115,114
Foreign currency translation adjustments	(4,876)	(8,735)	(17,152)	(29,535)

Total comprehensive net income	$805,147	$1,618,076	$1,413,389	$3,085,579

8. Business Combinations
Acquisition of Genisys Consulting, Inc.
     On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc. (“Genisys”), a privately held information technology consulting company, for total purchase consideration of approximately $8.8 million representing a net purchase price of approximately $9.1 net of tangible net liabilities acquired. This total purchase consideration consists of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share (approximately $6.4 million worth of Company’s common stock) and stock options valued at approximately $0.4 million. The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate. The results of the Genisys operations have been included in the Company’s consolidated financial statements since April 2, 2004.
The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Non-compete agreements	0.4
Customer backlog	0.2
Goodwill	7.4
Tangible Assets and Liabilities
Accounts receivable	1.2
Other current assets	0.1
Property and equipment	0.1
Accounts payable and accrued expenses	(0.4)
Deferred income tax liability	(1.0)
Income tax payable	(0.3)

Net assets acquired	$8.8

     The Company believes that the intangible assets acquired have useful lives of nine months to eight years.
     In the second quarter of 2005, a former Genisys stockholder forfeited 41,190 shares of restricted stock that were issued in connection with the acquisition resulting in a reduction of Goodwill and Stockholders’ Equity of approximately $0.2 million.

Acquisition of Meritage Technologies, Inc.
     On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc. (“Meritage”), a privately held information technology consulting company for total purchase consideration of approximately $10.4 million, representing a net purchase price of approximately $9.2 million net of tangible net assets acquired. This total purchase consideration consists of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $3.595 per share (approximately $4.2 million worth of Company’s common stock). The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.9 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. The results of the Mertiage operations have been included in the Company’s consolidated financial statements since June 18, 2004.
The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.3
Non-compete agreements	1.5
Deferred tax asset, net of valuation allowance	0.4

Goodwill	6.9

Tangible Assets and Liabilities Acquired:
Accounts receivable	2.2
Property and equipment	0.1
Accounts payable and accrued expenses	(1.0)

Net assets acquired	$10.4

     The Company believes that the intangible assets acquired have useful lives of five years. The Company has accrued exit costs of approximately $0.2 million, which relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term. The Company has accrued severance of $0.2 million, which relate to severance and related payroll taxes for certain employees of Meritage impacted by the approved plan of termination. The Company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage prior to the acquisition. The Company has placed a full valuation allowance on these assets given the level of cumulative historical losses for both Meritage and the Company.
Acquisition of ZettaWorks LLC
     On December 20, 2004, the Company consummated the acquisition of ZettaWorks LLC (“ZettaWorks”), a privately held technology consulting company for total purchase consideration of approximately, $11.4 million, representing a net purchase price of approximately $9.6 million net of tangible net assets acquired. This total purchase consideration consists of approximately $2.9 million in cash, transaction costs of approximately $0.7 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $6.537 per share (approximately $7.8 million worth of Company’s common stock). The total purchase price consideration of $11.4 million, including transaction costs of $0.7 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $8.2 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the ZettaWorks operations have been included in the Company’s consolidated financial statements since December 20, 2004.
The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	8.2

Tangible Assets and Liabilities Acquired:
Accounts receivable	2.9
Property and equipment	0.1
Accounts payable and accrued expenses	(1.2)

Net assets acquired	$11.4

The Company believes that the intangible assets acquired have useful lives of one to five years.
Acquisition of iPath Solutions, Ltd.
     On June 10, 2005, the Company consummated the acquisition of iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company for total purchase consideration of approximately $9.8 million, representing a net purchase price of approximately $8.1 million net of tangible net assets acquired. This total purchase consideration consists of $3.9 million in cash, $0.9 million of liabilities repaid on behalf of iPath, transaction costs of approximately $0.5 million, and 623,803 shares of the Company’s common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company’s common stock). The total purchase price consideration of $9.8 million, including transaction costs of $0.5 million, have been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.1 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the iPath operations have been included in the Company’s consolidated financial statements since June 10, 2005.
The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.7
Customer backlog	0.2
Non-Compete Agreements	0.1

Goodwill	7.1

Tangible Assets Acquired:
Accounts receivable	1.6
Property and equipment	0.1

Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of six months to five years.

Pro-forma Results of Operations
     The following presents the unaudited pro-forma combined results of operations of the Company with Genisys, Meritage, ZettaWorks and iPath, for the three months ended June 30, 2004 and 2005 and six months ended June 30, 2004 and 2005, as if the acquisitions had each been completed on January 1, 2004 and January 1, 2005, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets, interest expense on debt incurred and shares issued in connection with the acquisitions. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2004 and January 1, 2005 or of future results of operations of the consolidated entities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$20,957,954	$23,416,378	$42,754,654	$45,208,988

Net Income	398,032	1,733,620	1,025,165	3,310,680

Basic Income per Share	0.02	0.08	0.05	0.15

Diluted Income per Share	0.02	0.07	0.05	0.13

9. Intangible Assets
Intangible Assets with Indefinite Lives
     The changes in the carrying amount of Goodwill for the six months ended June 30, 2005 are as follows:

Balance at December 31, 2004	$32.8 million

iPath Acquisition	7.1 million

Adjustments to Goodwill related to forfeiture of stock in purchase consideration, uncollected accounts receivable purchased, change in estimated acquisition transaction costs and tax adjustments	(0.6 million)

Balance at June 30, 2005	$39.3 million

Intangible Assets with Definite Lives
Following is a summary of Company’s intangible assets (in millions) that are subject to amortization:

	December 31, 2004			June 30, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Customer Relationships	$3,000	$(410)	$2,590	$3,790	$(675)	$3,115
Non-Compete	1,950	(213)	1,737	2,003	(409)	1,594
Customer Backlog	400	(206)	194	390	(129)	261

Total	$5,350	$(829)	$4,521	$6,183	$(1,213)	$4,970

10. Line of Credit and Long-Term Debt
     On June 9, 2005, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association to be effective as of June 3, 2005. The amended agreement increases the total size of the Company’s senior bank credit facilities from $13 million to $28.5 million by increasing the accounts receivable line of credit from $9 million to $15 million and increasing the acquisition term line of credit from $4 million to $13.5 million.
     The accounts receivable line of credit, which expires in December 2008, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $15 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.25% (7.25% at June 30, 2005). As of June 30, 2005, there was $6 million outstanding under the accounts receivable line of credit and the amount available was approximately $8.5 million, as determined by the end of period borrowing base calculation.
     The Company’s $13.5 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of June 30, 2005 the balance outstanding under this acquisition line of credit was approximately $3.3 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50% — the initial $2.5 million draw, of which $1.9 million remains outstanding, bears interest of 7.11% at June 30, 2005 and the subsequent $1.5 million draw, of which $1.4 million remains outstanding, bears interest of 6.90% at June 30, 2005. Each are repayable in thirty-six equal monthly installments beginning October 21, 2004, and April 20, 2005, respectively. The Company is entitled to make payments of accrued interest only for the first three monthly installments.
     The Company is required to comply with various financial covenants under the $28.5 million credit facility. Specifically, the Company is required to maintain:
•	a ratio of after tax earnings before interest, depreciation and amortization, based on trailing three months annualized results, to current maturities of long-term debt and capital leases plus interest, of at least 1.50 to 1.00,

•	a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on the accounts receivable line of credit to advances under the term acquisition line of credit, of at least 0.75 to 1.00; and

•	a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to,

stock and stock option compensation including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00.
As of June 30, 2005, the Company was in compliance with all covenants under this credit facility.
     Notes payable to related party at December 31, 2004 and June 30, 2005, consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company’s acquisition of Javelin. The notes provide for payments totaling $1,500,000, of which $234,899 remained outstanding on June 30, 2005. The Company made payments totaling $62,500 in January 2004, $312,500 in April 2004 and $250,000 in April 2005. The Company expects to make the final payments totaling $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes are subordinate to the Company’s line of credit.
11. Shelf Stock Offering
     On March 7, 2005, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale by the Company and certain selling stockholders of shares of the Company’s common stock. Due to overall market conditions during the second quarter of 2005, the Company converted its registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, the Company has recorded approximately $792,000 of deferred offering costs (approximately $487,000 after tax, if ever expensed) in connection with the offering and has classified these costs as prepaid expenses in other non-current assets on its balance sheet. If the Company sells shares of common stock off of its shelf registration statement, the Company will net these accumulated deferred offering costs against the proceeds of the offering. If the Company does not raise funds through an equity offering off of the shelf registration statement or fails to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as substantially all of these expenses have already been paid.

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
     Services Revenue
          Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 15.1% and 11.9% of our services revenue for the three and six months ended June 30, 2005. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.
     Software Revenue
          A smaller but growing portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere® products. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. In accordance with EITF 99-19 we will be considered “principal” if the we are the primary obligor and bears the associated credit risk in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter and from year to year depending on our customers’ demand for our partners’ software products. Generally, spending on software sales is a strong indicator of future spending on software services. We also recognize software revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, as revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collection is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (VSOE) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.
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
     Gross Margins
          Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. For more than the past two years, as the information technology software and services industry has recovered from the protracted downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.
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
     Consistent with our strategy of growth through disciplined acquisitions, since January 1, 2004 we have consummated four acquisitions: Genisys on April 2, 2004; Meritage on June 18, 2004; ZettaWorks on December 20, 2004 and iPath on June 10, 2005. The operating results of these businesses have been included in our consolidated operating results from the respective dates of acquisition. They significantly affected the comparability of our 2005 operating results to those of prior years, and they will continue to affect the comparability of our results in 2005, when they are included in our operating results for the full year.
Results of Operations
Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Revenue. Total revenue increased 91% to $21.7 million for the three months ended June 30, 2005 from $11.3 million for the three months ended June 30, 2004. Services revenue, including reimbursed expenses, increased 98% to $20.3 million for the three months ended June 30, 2005 from approximately $10.3 million for three months ended June 30, 2004. The increase in services revenue resulted from increases in average project size and number of projects. These increases were largely attributable to the acquisitions of Meritage, ZettaWorks and iPath. The utilization rate of our professionals, excluding subcontractors also increased to 86% for the three months ended June 30, 2005 from 82% for the three months ended June 30, 2004. For the three months ended June 30, 2005 and 2004, 10% and 26%, respectively, of our revenue was derived from IBM. Software revenue increased 30% to $1.4 million for the three months ended June 30, 2005 from $1.1 million for the three months ended June 30, 2004 due to increased customer demand. Included in services revenue discussed above, reimbursable expenses increased 71% to $1.0 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004. We do not realize any profit on reimbursable expenses.
     Cost of Revenue. Cost of revenue increased 95% to $14.4 million for the three months ended June 30, 2005 from $7.4 million for the three months ended June 30, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of Meritage, ZettaWorks and iPath. The average number of professionals performing services, including subcontractors, increased to 409 for the three months ended June 30, 2005 from 124 for the three months ended June 30, 2004. Also, costs associated with software sales increased 44% to $1.2 million for the three months ended June 30, 2005 in connection with the increased software revenue.
     Gross Margin. Gross margin increased 83% to $7.3 million for the three months ended June 30, 2005 from $4.0 million for the three months ended June 30, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 35.3% for the three months ended June 30, 2005 from 37.1% for the three months ended June 30, 2004. The decrease in gross margin as a percentage of revenue is primarily due to the increase in software sales revenue in proportion to total revenue, which typically yields a lower margin than our services revenue. Services gross margin decreased to 36.9% for the three months ended June 30, 2005 from 38.7% for the three months ended June 30, 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Meritage and ZettaWorks. Software gross margin decreased to 14.0% for the three months ended June 30, 2005 from 22.5% for the three months ended June 30, 2004 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales and an increase in unreimbursed direct expenses as a result of the acquisition of ZettaWorks.
     Selling, General and Administrative. Selling, general and administrative expenses increased 75% to $4.1 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Meritage, ZettaWorks and iPath. However, selling, general and administrative expenses as a percentage of revenue decreased to 18.8% for the three months ended June 30, 2005 from 20.6% for the three months ended June 30, 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of leveraging operating efficiencies and scalability of the back office.
     Depreciation. Depreciation expense increased 7% to $132,885 for the three months ended June 30, 2005 from $123,753 for the three months ended June 30, 2004. The increase is due to general purchases of fixed assets along with an increasing number of fully depreciated assets.
     Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 87% to $303,763 for the three months ended June 30, 2005 from $162,778 for the three months ended June 30, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys, Meritage, ZettaWorks and iPath.
     Interest Expense. Interest expense increased 721% to $121,264 for the three months ended June 30, 2005 compared to $14,762 for the three months ended June 30, 2004. This increase in interest expense is due to interest expense now being incurred on the newly funded acquisition term debt that was drawn down in connection with the acquisitions of Meritage in June 2004, ZettaWorks in December 2004 and draws on the accounts receivable line of credit in connection with the acquisitions of ZettaWorks in December 2004 and iPath in June 2005.
     Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate remained relatively constant at 38.6% for the three months ended June 30, 2005 as compared to 39.1% for the three months ended June 30, 2004. We have total deferred tax assets of $3.3 million mostly resulting from net operating losses of acquired companies amounting to approximately $2.8 million for which we have a valuation allowance of $2.4 million. The remaining deferred tax asset of $0.5 million is partially off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Revenue. Total revenue increased 110% to $41.4 million for the six months ended June 30, 2005 from $19.7 million for the six months ended June 30, 2004. Services revenue, including reimbursed expenses, increased 123% to $38.6 million for the six months ended June 30, 2005 from approximately $17.3 million for six months ended June 30, 2004. The increase in services revenue resulted from increases in average project size and number of projects. These increases were largely attributable to the acquisitions of Genisys, Meritage, ZettaWorks and iPath. The utilization rate of our professionals, excluding subcontractors also increased to 85% for the six months ended June 30, 2005 from 81% for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, 11% and 29%, respectively, of our revenue was derived from IBM. Software revenue increased 17% to $2.8 million for the six months ended June 30, 2005 from $2.4 million for the six months ended June 30, 2004 due to increased customer demand. Included in services revenue discussed above, reimbursable expenses increased 73% to $1.7 million for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004. We do not realize any profit on reimbursable expenses.
     Cost of Revenue. Cost of revenue increased 116% to $27.4 million for the six months ended June 30, 2005 from $12.7 million for the six months ended June 30, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of Genisys, Meritage, ZettaWorks and iPath. The average number of professionals performing services, including subcontractors, increased to 391 for the six months ended June 30, 2005 from 123 for the six months ended June 30, 2004. Also, costs associated with software sales increased 17% to $2.8 million for the six months ended June 30, 2005 in connection with the increased software revenue.

     Gross Margin. Gross margin increased 100% to $14.0 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 35.3% for the six months ended June 30, 2005 from 37.4% for the six months ended June 30, 2004. The decrease in gross margin as a percentage of revenue is primarily due to the acquisitions of Genisys, Meritage, Zettaworks and iPath. Services gross margin decreased to 36.8% for the six months ended June 30, 2005 from 40.4% for the six months ended June 30, 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Genisys, Meritage and ZettaWorks. Software gross margin decreased to 15.1% for the six months ended June 30, 2005 from 21.2% for the six months ended June 30, 2004 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales and an increase in unreimbursed direct expenses as a result of the acquisition of ZettaWorks.
     Selling, General and Administrative. Selling, general and administrative expenses increased 86% to $7.8 million for the six months ended June 30, 2005 from $4.2 million for the six months ended June 30, 2004 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Genisys, Meritage, ZettaWorks and iPath. However, selling, general and administrative expenses as a percentage of revenue decreased to 18.7% for the three months ended June 30, 2005 from 21.2% for the six months ended June 30, 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of leveraging operating efficiencies and scalability of the back office.
     Depreciation. Depreciation expense increased 38% to $310,221 for the six months ended June 30, 2005 from $224,875 for the six months ended June 30, 2004. The increase is due to general purchases of fixed assets along with an increasing number of fully depreciated assets.
     Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 173% to approximately $580,639 for the six months ended June 30, 2005 from approximately $212,779 for the six months ended June 30, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys, Meritage, ZettaWorks and iPath.
     Interest Expense. Interest expense increased 702% to $233,769 for the six months ended June 30, 2005 compared to $29,133 for the six months ended June 30, 2004. This increase in interest expense is due to interest expense now being incurred on the newly funded acquisition line of credit that was drawn down in connection with the acquisitions of Meritage in June 2004, ZettaWorks in December 2004 and iPath in June 2005.
     Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate remained relatively constant at 38.6% for the six months ended June 30, 2005 as compared to 39.1% for the six months ended June 30, 2004. We have total deferred tax assets of $3.3 million mostly resulting from net operating losses of acquired companies amounting to approximately $2.8 million for which we have a valuation allowance of $2.4 million. The remaining deferred tax asset of $0.5 million is partially off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity And Capital Resources
          Selected measures of liquidity and capital resources are as follows:

	As of	As of
	December 31,	June 30,
	2004	2005
	(in millions)
Cash and cash equivalents	$3.9	$2.0
Working capital	$9.2	$15.4
     Net Cash Provided By Operating Activities
          We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash used by operations for the six months ended June 30, 2005 was $2.2 million as compared to net cash provided by operations of $0.9 million for the six months ended June 30, 2004.
          Accounts receivable, net of allowance for doubtful accounts, totaled $22.3 million at June 30, 2005, compared to $20.0 million at December 31, 2004. There were approximately 88 days of sales outstanding (“DSOs”) for the quarter ended June 30, 2005 calculated using accounts receivable as of June 30, 2005, and adjusting revenues and accounts receivable to exclude non-recurring increases in software sales at the end of the quarter. This compares to 77 DSOs at March 31, 2005 and 65 DSOs at December 31, 2004. DSOs for the quarter ended June 30, 2005 decrease to 83 days after taking into account $1 million of collections on aged accounts receivable received from one major customer during the first week of July 2005. Approximately two-thirds of our customers are billed on a monthly basis representing a 30 day billing cycle. In addition, we generally take about 14 days to generate, approve and release invoices to our customers. Lastly, our collection terms range from 45 days with IBM to 30 days for the remainder of our customers. Therefore, with a monthly billing cycle of 30 days, a 14 day cycle for generating, approving and releasing invoices, and 30 to 45 day collection cycles, our expected DSOs should range between 74 and 89 days.
          Accounts payable decreased from $6.9 million as of December 31, 2004, to $1.6 million as of June 30, 2005, as a result of paying off the cost of sales of the $7.4 million of third party software sold during the quarter ended December 31, 2004.
          A significant amount of our revenue is derived from IBM. Accordingly, our accounts receivable generally includes significant amounts due from IBM. As of June 30, 2005, approximately 6% of our accounts receivable was due from IBM.
     Net Cash Used in Investing Activities
          For the six months ended June 30, 2005 we used approximately $4.7 million in cash to consummate the acquisition of iPath Solutions, Ltd., a privately held technology consulting company on June 10, 2005, including $3.9 million in cash paid to iPath and another $0.9 million in cash used to pay off existing liabilities on behalf of iPath. We also used $0.3 million in cash to purchase equipment fixed assets.
     Net Cash From Financing Activities
          Our financing activities consisted primarily of a net draw of $6 million from our line of credit, stock option and warrant exercises of approximately $1.0 million and payments on long term debt of approximately $0.5 million during the six months ended June 30, 2005. We also made the annual payments on the notes related to the Javelin acquisition of approximately $250 thousand during the six months ended June 30, 2005. The Company expects to make the final payments on the Javelin notes totaling $250,000 in April 2006.
          At June 30, 2005, we had $2.0 million in cash and cash equivalents.
          We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $792,000 of deferred offering costs (approximately $487,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet. If we sell shares of common stock off of our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering off of the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as substantially all of these expenses have already been paid.
     Availability of Funds from Bank Line of Credit Facilities
          We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.00%, or 7.25%, as of June 30, 2005. As of June 30, 2005, there was $6.0 million outstanding under the accounts receivable line of credit and the amount available was approximately $8.5 million, as determined by the end of period borrowing base calculation.
          Our $13.5 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of June 30, 2005 the balance outstanding under this acquisition line of credit was approximately $3.2 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50%—the initial $2.5 million draw, of which $1.9 million remains outstanding, bears interest of 7.11% at June 30, 2005 and the subsequent $1.5 million draw, of which $1.4 million remains outstanding, bears interest of 6.90% at June 30, 2005. Each are repayable in thirty-six equal monthly installments beginning October 21, 2004, and April 20, 2005, respectively. We are entitled to make payments of accrued interest only for the first three monthly installments.
          As of June 30, 2005, we were in compliance with all covenants under this credit facility and we expect to be in compliance during the next twelve months.
          We believe that the current available funds, access to capital from our new debt facility, possible capital from registered placements of equity through the shelf registration statement, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.
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
     Accounting for Stock-Based Compensation
          We account for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also make disclosures regarding employee stock-based compensation using the fair value method in accordance with SFAS, No. 123, Accounting for Stock Based Compensation. Accordingly, compensation cost is recognized only when options are granted below market price on the date of grant. Had compensation cost for our stock compensation plans been determined based on fair value at the grant dates for awards under these plans consistent with SFAS 123, our net income and earnings per share would have been reduced to pro forma amounts indicated in the notes to our financial statements included in this prospectus. Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a single reliable measure of the fair value of our employee stock options.
     Income Taxes
          Management believes that our deferred tax assets resulting from net operating losses of acquired companies amounting to approximately $2.8 million should be reduced by a valuation allowance of $2.4 million based on an assessment of our ability to recapture these net operating losses in the future. Future operating results and projections could alter this conclusion, potentially resulting in an increase or decrease in the valuation allowance. Since the valuation allowance relates solely to net operating losses from acquired companies which are subject to usage limitations, any decrease in the valuation allowance will be applied first to reduce goodwill and then to reduce other acquisition related non-current intangible assets to zero. Any remaining decrease in the valuation allowance would be recognized as a reduction of income tax expense.
          Recent Accounting Pronouncements
          On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, pro forma disclosure will no longer be an alternative to financial statement recognition. Statement 123(R) is effective for public companies at the beginning of the Company’s fiscal year beginning after June 15, 2005. We are currently assessing the impact, the amount of compensation based upon the Black-Scholes model versus a binomial model, of Statement 123(R) on our financial statements and related disclosures. Both models will increase compensation expense related to past grants which are not fully vested as of December 31, 2005 and all future grants.

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
     In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM, through sales leads obtained from our relationship with IBM and through a services agreement we have with IBM. Revenue from IBM was approximately 11% and 29% of total revenue for the six-months ended June 30, 2005 and 2004, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM would have a material adverse effect on our business and results of operations.
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
     Although we have been profitable for the past nine quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If this occurs, the price of our common stock will likely fall.
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
We have recorded deferred offering costs in connection with the conversion of our registration statement into a shelf registration statement, and our inability to net these costs against the proceeds of future offerings off of our shelf registration statement could result in a non-cash expense in our Statement of Operations in a future period.
     We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $792,000 of deferred offering costs (approximately $487,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet. If we sell shares of common stock off of our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering off of the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as substantially all of these expenses have already been paid.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 7.25%, as of June 30, 2005. As of June 30, 2005, there was $6.0 million outstanding under the accounts receivable line of credit and the amount available was approximately $8.5 million, as determined by the end of period borrowing base calculation. As the interest rate floats based on the bank’s prime rate for this accounts receivable line of credit, our interest expense will fluctuate.
     We had unrestricted cash and cash equivalents totaling $2.0 million and $3.9 million at June 30, 2005 and December 31, 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with our acquisition of substantially all of the asset of iPath Solutions, Ltd. on June 10, 2005 we issued 623,803 shares of our common stock in partial consideration for the acquisition. The shares of common stock issued in connection with the acquisition were ascribed a value of $7.24 per share, which was the average closing price of our common stock for the 30 consecutive trading days ending on June 9, 2005. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits and Reports in Form 8-K
(a) Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of June 10, 2005, by and among Perficient, Inc., Perficient iPath, Inc. and iPath Solutions, Ltd., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1	Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, KeyBank National Association, Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Perficient Zettaworks, Inc. dated effective as of June 3, 2005, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

Exhibit
Number	Description
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 †	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: August 11, 2005	/s/ John T. McDonald John T. McDonald, Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2005	/s/ Michael D. Hill Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated as of June 10, 2005, by and among Perficient, Inc., Perficient iPath, Inc. and iPath Solutions, Ltd., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1	Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, KeyBank National Association, Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Perficient Zettaworks, Inc. dated effective as of June 3, 2005, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002