Form 10-Q
period 2005-09-30
PERFICIENT INC
filed 2005-11-14
CIK 1085869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2005, there were 23,064,998 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,905,460	$3,256,685
Accounts receivable, net	20,049,500	26,414,487
Other current assets	336,309	1,452,697

Total current assets	24,291,269	31,123,869
Property and equipment, net	805,831	973,001
Goodwill	32,818,431	46,239,334
Intangible assets, net	4,521,460	6,190,487
Other non-current assets	145,374	1,358,918

Total assets	$62,582,365	$85,885,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,927,523	$2,451,009
Note payable and current portion of long-term debt	1,135,354	1,314,271
Other current liabilities	6,750,968	9,174,974
Current portion of note payable to related parties	243,847	239,331

Total current liabilities	15,057,692	13,179,585
Long-term borrowings, net of current portion	2,676,027	11,681,803
Note payable to related party, net of current portion	226,279	—

Total liabilities	17,959,998	24,861,388

Stockholders’ equity:
Common stock	20,914	22,952
Additional paid-in capital	102,637,699	113,917,324
Deferred stock compensation	(1,656,375)	(1,694,060)
Accumulated other comprehensive loss	(57,837)	(80,940)
Accumulated deficit	(56,322,034)	(51,141,055)

Total stockholders’ equity	44,622,367	61,024,221

Total liabilities and stockholders’ equity	$62,582,365	$85,885,609

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2005	2004	2005
Revenue
Services	$13,454,616	$23,157,484	$29,771,852	$60,048,582
Software	3,391,358	1,917,663	5,793,600	4,717,821
Reimbursable expenses	677,158	1,047,576	1,658,251	2,741,254

Total revenue	17,523,132	26,122,723	37,223,703	67,507,657

Cost of revenue (exclusive of depreciation shown separately below)
Project personnel costs	8,199,266	13,771,351	17,763,263	36,318,629
Software costs	2,913,946	1,503,502	4,898,381	3,881,435
Reimbursable expenses	677,158	1,047,576	1,658,251	2,741,254
Other project related expenses	55,875	501,842	218,173	1,264,525

Total cost of revenue	11,846,245	16,824,271	24,538,068	44,205,843

Gross margin	5,676,887	9,298,452	12,685,635	23,301,814

Selling, general and administrative	3,391,899	5,100,950	7,585,858	12,925,771
Depreciation	138,718	148,870	363,593	459,091
Amortization of intangibles	233,541	493,522	446,320	1,074,161

Total operating expense	3,764,158	5,743,342	8,395,771	14,459,023

Income from operations	1,912,729	3,555,110	4,289,864	8,842,791

Interest income	1,069	2,878	1,706	10,797
Interest expense	(52,983)	(203,765)	(82,116)	(437,533)
Other	20,612	5,034	22,514	13,163

Income before income taxes	1,881,427	3,359,257	4,231,968	8,429,218
Provision for income taxes	735,338	1,293,392	1,655,338	3,248,239

Net income	$1,146,089	$2,065,865	$2,576,630	$5,180,979

Basic net income per share	$0.06	$0.09	$0.15	$0.24

Diluted net income per share	$0.05	$0.08	$0.13	$0.21

Shares used in computing basic net income per share	19,227,873	22,418,098	17,013,579	21,703,086

Shares used in computing diluted net income per share	21,844,127	25,503,985	19,904,355	25,034,386

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2005
(unaudited)

						Accumulated
	Common	Common	Common	Additional	Deferred	Other		Total
	Stock	Stock	Stock	Paid-in	Compen-	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Warrants	Capital	sation	Loss	Deficit	Equity
Balance at December 31, 2004	20,913,532	$20,914	$450,166	$102,187,533	$(1,656,375)	$(57,837)	$(56,322,034)	$44,622,367
Warrants exercised	24,557	25	(54,560)	161,678	—	—	—	107,143
Stock options exercised	364,640	364	—	567,484	—	—	—	567,848
Tax benefit of stock option exercises	—	—	—	596,931	—	—	—	596,931
Amortization of deferred compensation	—	—	—	—	59,156	—	—	59,156
Foreign currency translation adjustment	—	—	—	—	—	(20,800)	—	(20,800)
Net income	—	—	—	—	—	—	1,488,303	1,488,303

Balance at March 31, 2005	21,302,729	$21,303	$395,607	$103,513,625	$(1,597,219)	$(78,637)	$(54,833,731)	$47,420,948

iPath acquisition	623,803	624	—	4,515,710	—	—	—	4,516,334
Forfeiture of contingent shares for Genisys acquisition	(41,190)	(41)	—	(155,245)	—	—	—	(155,286)
Stock options exercised	197,378	197	—	334,121	—	—	—	334,318
Tax benefit of stock option exercises	—	—	—	253,165	—	—	—	253,165
Amortization of deferred compensation	—	—	—	—	59,156	—	—	59,156
Foreign currency translation adjustment	—	—	—	—	—	(8,735)	—	(8,735)
Net income	—	—	—	—	—	—	1,626,811	1,596,059

Balance at June 30, 2005	22,082,720	$22,083	$395,607	$108,461,376	$(1,538,063)	$(87,372)	$(53,206,920)	$54,046,711

Vivare acquisition	618,500	618	—	4,347,437	—	—	—	4,348,055
Stock options exercised	216,639	217	—	387,807	—	—	—	388,024
Deferred stock compensation	33,552	34	—	229,160	(229,160)	—	—	34
Tax benefit of stock option exercises	—	—	—	95,937	—	—	—	95,937
Amortization of deferred compensation	—	—	—	—	73,163	—	—	73,163
Foreign currency translation adjustment	—	—	—	—	—	6,432	—	6,432
Net income	—	—	—	—	—	—	2,065,865	2,065,865

Balance at September 30, 2005	22,951,411	$22,952	$395,607	$113,521,717	$(1,694,060)	$(80,940)	$(51,141,055)	$61,024,221

See accompanying notes to interim unaudited condensed consolidated financial statements

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	2004	2005
OPERATING ACTIVITIES
Net income	$2,576,630	$5,180,979
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	363,593	459,091
Amortization of Intangibles	446,320	1,074,161
Non-cash stock compensation	26,613	191,475
Non-cash interest expense	33,242	19,205
Tax benefit of stock option exercises	—	946,033
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(5,439,935)	(3,013,587)
Other assets	(93,658)	(1,101,880)
Accounts payable	3,100,372	(4,475,708)
Other liabilities	683,260	1,454,359

Net cash provided by (used in) operating activities	1,696,437	734,128

INVESTING ACTIVITIES
Purchase of property and equipment	(315,371)	(548,200)
Capitalization of software developed for internal use	—	(483,596)
Purchase of businesses, net of cash acquired	(7,905,159)	(9,703,984)
Payments on Javelin Notes	(375,000)	(250,000)

Net cash used in investing activities	(8,595,530)	(10,985,780)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,500,000	12,000,000
Payments on short-term borrowings	—	(2,000,000)
Payments on long-term debt	—	(815,307)
Deferred offering costs	—	(943,006)
Proceeds from exercise of stock options	332,984	1,290,189
Proceeds from exercise of warrants	2,514,870	107,143
Proceeds from stock issuances, net	2,359,792	—

Net cash provided by financing activities	7,707,646	9,639,019
Effect of exchange rate on cash	(11,309)	(36,142)

Change in cash	797,244	(648,775)
Cash and cash equivalents at beginning of period	1,989,395	3,905,460

Cash and cash equivalents at end of period	$2,786,639	$3,256,685

Supplemental disclosures:
Interest paid	$—	$394,414

Cash paid for income taxes	$1,025,327	$1,585,508

Non cash activities:
Stock issued for purchases of businesses	$10,982,551	$8,864,388

Change in goodwill	$—	$(493,334)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, as amended. Operating results for the three months and nine months ended September 30, 2005 may not be indicative of the results for the full fiscal year ending December 31, 2005.
2. Summary of Significant Accounting Policies
Stock-Based Compensation
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees, and (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2004 and 2005, respectively: risk free interest rate of 2.98% and 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.515 and 1.384.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than traded options, and because changes in the subjective assumptions used in the valuation models can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its stock options.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net Income — as reported	$1,146,089	$2,065,865	$2,576,630	$5,180,979

Total stock-based compensation costs included in the determination of net income, as reported, net of tax	1,845	44,994	26,613	117,757

The stock-based employee compensation costs that would have been included in the determination of net income if the fair value based method had been applied to all awards, net of tax	(315,351)	(532,836)	(825,554)	(1,587,903)

Pro forma net income	$832,583	$1,578,023	$1,777,689	$3,710,833

Earnings per share:
Basic — as reported	$0.06	$0.09	$0.15	$0.24

Basic — pro forma	$0.04	$0.07	$0.10	$0.18

Diluted — as reported	$0.05	$0.08	$0.13	$0.21

Diluted — pro forma	$0.04	$0.06	$0.09	$0.15

Revenue Recognition
     Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from software sales is recorded on a gross basis based on the Company’s role as principal in the transaction. Under EITF 99-19, the Company will be considered a “principal”, if the Company is the primary obligator and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis.
     We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).
Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as (i) such services are available from other vendors and (ii) we have sufficient experience in providing such services.
Intangible Assets
     Intangible assets, primarily resulting from purchased business combinations, are being amortized using the straight-line method with a life of two to five years for non-compete agreements, a life of three to eight years for customer relationship intangibles and a life of six months to one year for customer backlog. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“Statement 142”), we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We capitalize external and internal costs incurred for modifications to enhance internally used software in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We amortize these costs using the straight-line method with a life of five years.
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
3. Segment Information
     The Company operates as a single segment. The Company’s Chief Executive Officer and Chairman of the Board is considered the Company’s chief operating decision maker. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

4. Net Income Per Share
     The following table presents the calculation of basic and diluted net income per share:

	Three months ending		Nine months ending
	September 30,		September 30,
	2004	2005	2004	2005
Net income	$1,146,089	$2,065,865	$2,576,630	$5,180,979
Basic:
Weighted-average shares of common stock outstanding	18,275,616	21,168,056	16,421,481	20,538,439
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	952,257	1,250,042	592,098	1,164,647

Shares used in computing basic net income per share	19,227,873	22,418,098	17,013,579	21,703,086

Effect of dilutive securities:
Stock options	2,510,433	2,932,680	2,662,470	3,181,306
Warrants	105,821	153,206	228,306	149,994

Shares used in computing diluted net income per share	21,844,127	25,503,984	19,904,355	25,034,386

Basic net income per share	$0.06	$0.09	$0.15	$0.24

Diluted net income per share	$0.05	$0.08	$0.13	$0.21

5. Commitments and Contingencies
     The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating
Leases
2005 remaining	$424,805
2006	1,301,445
2007	741,620
2008	318,598
2009	229,636
Thereafter	—

Total minimum lease payments	$3,016,104

6. Balance Sheet Components
     The components of accounts receivable are as follows:

	December 31,	September 30,
	2004	2005
Accounts receivable	$12,426,107	$17,821,932
Unbilled revenue	8,277,573	9,110,850
Allowance for doubtful accounts	(654,180)	(518,295)

Total	$20,049,500	$26,414,487

     The components of other current liabilities are as follows:

	December 31,	September 30,
	2004	2005
Accrued bonuses	$2,094,987	$2,742,996
Accrued vacation	395,127	364,831
Other payroll liabilities	714,049	166,785
Sales and use taxes	221,249	206,488
Accrued income taxes	170,354	1,121,739
Other accrued expenses	1,702,853	1,225,965
Accrued acquisition costs	317,982	1,081,948
Accrued subcontractor fees	510,018	1,293,434
Deferred revenue	624,349	970,788

Total	$6,750,968	$9,174,974

     Property and equipment consist of the following:

	December 31,	September 30,
	2004	2005
Computer Hardware & Software	$2,506,699	$3,073,383
Furniture & Fixtures	726,570	763,269
Leasehold Improvements	125,797	132,802

	3,359,066	3,969,454
less: Accumulated Depreciation	(2,553,235)	(2,996,453)

Total	$805,831	$973,001

7. Comprehensive Income (unaudited)
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income	$1,146,089	$2,065,865	$2,576,630	$5,180,979
Foreign currency translation adjustments	5,843	6,432	(11,309)	(23,103)

Total comprehensive net income	$1,151,932	$2,072,297	$2,565,321	$5,157,876

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

Acquisition of Meritage Technologies, Inc.
     On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc. (“Meritage”), a privately held information technology consulting company for total purchase consideration of approximately $10.4 million, representing a net purchase price of approximately $9.2 million net of tangible net assets acquired. This total purchase consideration consists of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $3.595 per share (approximately $4.2 million worth of Company’s common stock). The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.9 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. The results of the Meritage operations have been included in the Company’s consolidated financial statements since June 18, 2004.
The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.3
Non-compete agreements	1.5
Deferred tax asset, net of valuation allowance	0.4

Goodwill	6.9

Tangible Assets and Liabilities Acquired:
Accounts receivable	2.2
Property and equipment	0.1
Accounts payable and accrued expenses	(1.0)

Net assets acquired	$10.4

     The Company believes that the intangible assets acquired have useful lives of five years. The Company has accrued exit costs of approximately $0.2 million, which relate to lease obligations for excess office space that the Company has vacated or intends to vacate under the approved facilities exit plan. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term. The Company has accrued severance of $0.2 million, which relate to severance and related payroll taxes for certain employees of Meritage impacted by the approved plan of termination. The Company acquired deferred tax assets of approximately $1.9 million. These assets primarily relate to net losses incurred by Meritage prior to the acquisition. The Company has placed a $1.5 million valuation allowance on these assets given the level of cumulative historical losses for both Meritage and the Company.
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
Acquisition of iPath Solutions, Ltd.
     On June 10, 2005, the Company consummated the acquisition of iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company for total purchase consideration of approximately $9.9 million, representing a net purchase price of approximately $8.2 million net of tangible net assets acquired. This total purchase consideration consists of $3.9 million in cash, $0.9 million of liabilities repaid on behalf of iPath, transaction costs of approximately $0.6 million, and 623,803 shares of the Company’s common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company’s common stock). The total purchase price consideration of $9.9 million, including transaction costs of $0.6 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.2 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of the iPath operations have been included in the Company’s consolidated financial statements since June 10, 2005.
The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.7
Customer backlog	0.2
Non-Compete Agreements	0.1

Goodwill	7.2

Tangible Assets Acquired:
Accounts receivable	1.6
Property and equipment	0.1

Net assets acquired	$9.9

The Company believes that the intangible assets acquired have useful lives of six months to five years.

Acquisition of Vivare, LP
     On September 2, 2005, the Company consummated the acquisition of Vivare, LP (“Vivare”), a privately held technology consulting company for total purchase consideration of approximately $9.8 million, representing a net purchase price of approximately $8.0 million net of tangible net assets acquired. This total purchase consideration consists of $4.95 million in cash, transaction costs of approximately $0.5 million, and 618,500 shares of the Company’s common stock valued at approximately $7.03 per share (approximately $4.35 million worth of Company’s common stock). The total purchase price consideration of $9.8 million, including transaction costs of $0.5 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.8 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved such as the collectibility of acquired accounts receivable. The results of Vivare operations have been included in the Company’s consolidated financial statements since September 2, 2005.
The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-Compete Agreements	0.1

Goodwill	6.8

Tangible Assets Acquired:
Accounts receivable	1.7
Property and equipment	0.1

Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of nine months to six years.

Pro-forma Results of Operations
     The following presents the unaudited pro-forma combined results of operations of the Company with Genisys, Meritage, ZettaWorks, iPath and Vivare for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, as if the acquisitions had each been completed on January 1, 2004 and on January 1, 2005, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets, interest expense on debt incurred and shares issued in connection with the acquisitions. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2004 and on January 1, 2005 or of future results of operations of the consolidated entities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$22,411,225	$27,929,118	$61,810,028	$78,394,798

Net Income	$1,022,344	$2,143,399	$2,365,930	$5,861,341

Basic Income per Share	$0.05	$0.09	$0.13	$0.26

Diluted Income per Share	$0.04	$0.08	$0.11	$0.23

9. Intangible Assets
     Intangible Assets with Indefinite Lives
          The changes in the carrying amount of Goodwill for the nine months ended September 30, 2005 are as follows:

Balance at December 31, 2004	$32.8 million

iPath Acquisition	7.2 million
Vivare Acquisition	6.8 million
Adjustments to Goodwill related to forfeiture of stock in purchase
consideration, uncollected accounts receivable purchased, change in estimated acquisition transaction costs and tax adjustments	(0.6 million)

Balance at September 30, 2005	$46.2 million

     Intangible Assets with Definite Lives
     Following is a summary of Company’s intangible assets (in thousands) that are subject to amortization:

	December 31, 2004			September 30, 2005
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Customer Relationships	$3,000	$(410)	$2,590	$4,820	$(884)	$3,936
Non-Compete	1,950	(213)	1,737	2,073	(512)	1,561
Customer Backlog	400	(206)	194	520	(287)	233
Capitalized Costs of Internal Use Software	—	—	—	503	(43)	460

Total	$5,350	$(829)	$4,521	$7,916	$(1,726)	$6,190

The capitalized costs of internal use software are being amortized over the asset’s useful life of five years.

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
     The accounts receivable line of credit, which expires in December 2008, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $15 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.25% (8.00% at September 30, 2005). As of September 30, 2005, there was $10 million outstanding under the accounts receivable line of credit and approximately $5.0 million of available borrowing capacity, excluding approximately $0.55 million reserved for two outstanding letters of credit to secure facility leases.
     The Company’s $13.5 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of September 30, 2005 the balance outstanding under this acquisition line of credit was approximately $3.0 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50% — the initial $2.5 million draw, of which $1.7 million remains outstanding, bears interest of 7.11% at September 30, 2005 and the subsequent $1.5 million draw, of which $1.3 million remains outstanding, bears interest of 6.90% at September 30, 2005. Each are repayable in thirty-six equal monthly installments beginning October 21, 2004 and April 20, 2005, respectively. The Company is entitled to make payments of accrued interest only for the first three monthly installments.
     The Company is required to comply with various financial covenants under the $28.5 million credit facility. Specifically, the Company is required to maintain:
•	a ratio of after tax earnings before interest, depreciation and amortization, and other no-cash charges, including but not limited to stock and stock option compensation including pro forma adjustments for acquisitions on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00,

•	a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on the accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and

•	a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00.
     As of September 30, 2005, the Company was in compliance with all covenants under this credit facility.
11. Shelf Stock Offering
     On March 7, 2005, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale by the Company and certain selling stockholders of shares of the Company’s common stock. Due to overall market conditions during the second quarter of 2005, the Company converted its registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, the Company has recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and has classified these costs as prepaid expenses in other non-current assets on its balance sheet. If the Company sells shares of common stock off of its shelf registration statement, the Company will net these accumulated deferred offering costs against the proceeds of the offering. If the Company does not raise funds through an equity offering off of the shelf registration statement or fails to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as substantially all of these expenses have already been paid.
12.  Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as pro forma disclosure will no longer be an alternative to financial statement recognition. Statement 123(R) is effective for us at the beginning of our fiscal year beginning January 1, 2006. We are currently assessing the impact, the amount of compensation based upon the Black-Scholes model versus a binomial model, of Statement 123(R) on our financial statements and related disclosures. Both models will increase compensation expense related to past grants which are not fully vested as of December 31, 2005 and all future grants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements made in this Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors and elsewhere in this Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.
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
  Services Revenue
     Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 7.6% and 9.9% of our services revenue for the three and nine months ended September 30, 2005. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.
  Software Revenue
     A portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere® products, and from sales of internally developed software. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. Under EITF 99-19 the Company will be considered a “principal” if the Company is the primary obligator and bears the associated credit risk in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter and from year to year depending on our customers’ demand for our partners’ software products. Generally, spending on software sales is a strong indicator of future spending on software services. We also recognize software revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition

in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (i) persuasive evidence of the customer arrangement exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition. Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year). Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as (i) such services are available from other vendors and (ii) we have sufficient experience in providing such services.
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
Plans for Growth & Acquisitions
     Our goal is to be the leading independent information technology consulting firm in the central United States through, among other things, expanding our relationships with existing and new clients, expanding our operations in the central United States and continuing to make disciplined acquisitions. We believe the central United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows in the central United States, we believe we will attempt to increase the number of professionals in our eleven central United States offices to meet such demand and, as a result, increase our services revenue. In addition, we believe our track record for identifying attractive acquisitions and our ability to integrate acquired businesses helps us successfully complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.
     Consistent with our strategy of growth through disciplined acquisitions, since January 1, 2004 we have consummated five acquisitions: Genisys Consulting, Inc. (“Genisys”) on April 2, 2004; Meritage Technologies, Inc. (“Meritage”) on June 18, 2004; ZettaWorks LLC (“Zettaworks”) on December 20, 2004; iPath Solutions, Ltd. (“iPath”) on June 10, 2005; and Vivare LP (“Vivare”) on September 2, 2005. The operating results of these businesses have been included in our consolidated operating results from the respective dates of acquisition. They significantly affected the comparability of our 2005 operating results to those of prior years, and they will continue to affect the comparability of our results in 2005, when they are included in our operating results for the full year.
Results of Operations
Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Revenue. Total revenue increased 49% to $26.1 million for the three months ended September 30, 2005 from $17.5 million for the three months ended September 30, 2004. Services revenue increased 72% to $23.2 million for the three months ended September 30, 2005 from approximately $13.5 million for the three months ended September 30, 2004. The increase in services revenue resulted from increases in average project size and number of projects. These increases were largely attributable to the acquisitions of ZettaWorks, iPath and Vivare. The utilization rate of our professionals, excluding subcontractors also increased to 88% for the three months ended September 30, 2005 from 86% for the three months ended September 30, 2004. For the three months ended September 30, 2005 and 2004, 8% and 17%, respectively, of our revenue was derived from IBM. Software revenue decreased 43% to $1.9 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004 due to increased customer demand. Reimbursable expenses increased 55% to $1.0 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. We do not realize any profit on reimbursable expenses.
     Cost of Revenue. Cost of revenue increased 42% to $16.8 million for the three months ended September 30, 2005 from $11.8 million for the three months ended September 30, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of ZettaWorks, iPath and Vivare. The average number of professionals performing services, including subcontractors, increased to 447 for the three months ended September 30, 2005 from 275 for the three months ended September 30, 2004.

Also, costs associated with software sales decreased 48% to $1.5 million for the three months ended September 30, 2005 in connection with the increased software revenue.
     Gross Margin. Gross margin increased 64% to $9.3 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, increased to 37.1% for the three months ended September 30, 2005 from 33.7% for the three months ended September 30, 2004. The increase in gross margin as a percentage of revenue is primarily due to the decrease in software sales revenue in proportion to total revenue, which typically yields a lower margin than our services revenue. Services gross margin decreased slightly to 38.4% for the three months ended September 30, 2005 from 38.6% for the three months ended September 30, 2004. Services gross margins remained relatively constant as lower gross margins on consulting services contracts acquired in the acquisition of ZettaWorks were offset by higher gross margins from the acquisition of iPath and higher utilization for the quarter. Software gross margin increased to 21.6% for the three months ended September 30, 2005 from 14.1% for the three months ended September 30, 2004 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.
     Selling, General and Administrative. Selling, general and administrative expenses increased 50% to $5.1 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of ZettaWorks, iPath and Vivare. However, selling, general and administrative expenses as a percentage of services revenue, including reimbursed expenses, decreased to 21.1% for the three months ended September 30, 2005 compared to 24.0% for the three months ended September 30, 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of leveraging operating efficiencies and scalability of the back office.
     Depreciation. Depreciation expense increased 7% to $148,870 for the three months ended September 30, 2005 from $138,718 for the three months ended September 30, 2004. The increase is due to general purchases of fixed assets along with an increasing number of fully depreciated assets.
     Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 111% to $493,522 for the three months ended September 30, 2005 from $233,541 for the three months ended September 30, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys, Meritage, ZettaWorks, iPath and Vivare as well as the amortization of capitalized costs associated with internal use software.
     Interest Expense. Interest expense increased 285% to $203,765 for the three months ended September 30, 2005 compared to $52,983 for the three months ended September 30, 2004. This increase in interest expense is due to interest expense now being incurred on the newly funded acquisition line of credit that was drawn down in connection with the acquisitions of Meritage in June 2004, ZettaWorks in December 2004, iPath in June 2005 and Vivare in September 2005.
     Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate remained relatively constant at 38.5% for the three months ended September 30, 2005 as compared to 39.1% for the three months ended September 30, 2004. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.9 million for which we have a valuation allowance of $2.4 million. Additionally, we have deferred tax assets of $0.6 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $1.1 million and are partially offset by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Revenue. Total revenue increased 81% to $67.5 million for the nine months ended September 30, 2005 from $37.2 million for the nine months ended September 30, 2004. Services revenue increased 102% to $60.0 million for the nine months ended September 30, 2005 from approximately $29.8 million for the nine months ended September 30, 2004. The increase in services revenue resulted from increases in average project size and number of projects. These increases were largely attributable to the acquisitions of Genisys, Meritage, ZettaWorks, iPath and Vivare. The utilization rate of our professionals, excluding subcontractors also increased to 86% for the nine months ended September 30, 2005 from 82% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, 9% and 24%, respectively, of our revenue was derived from IBM. Software revenue decreased 19% to $4.7 million for the nine months ended September 30, 2005 from $5.8 million for the nine months ended September 30, 2004 due to reduced customer demand. Reimbursable expenses increased 65% to $2.7 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended September 30, 2004. We do not realize any profit on reimbursable expenses.
     Cost of Revenue. Cost of revenue increased 80% to $44.2 million for the nine months ended September 30, 2005 from $24.5 million for the nine months ended September 30, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of Genisys, Meritage, ZettaWorks, iPath and Vivare. The average number of professionals performing services, including subcontractors, increased to 408 for the nine months ended September 30, 2005 from 193 for the nine months ended September 30, 2004. Costs associated with software sales decreased 21% to $3.9 million for the nine months ended September 30, 2005 in connection with the decreased software revenue.
     Gross Margin. Gross margin increased 84% to $23.3 million for the nine months ended September 30, 2005 from $12.7 million for the nine months ended September 30, 2004. Gross margin as a percentage of revenue, excluding reimbursed expenses, remained constant at 36.0% for the nine months ended September 30, 2005 compared to 35.7% for the nine months ended September 30, 2004. Services gross margin decreased to 37.4% for the nine months ended September 30, 2005 from 39.6% for the nine months ended September 30, 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Genisys, Meritage and ZettaWorks. Software gross margin increased to 17.7% for the nine months ended September 30, 2005 from 15.5% for the nine months ended September 30, 2004 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.
     Selling, General and Administrative. Selling, general and administrative expenses increased 70% to $12.9 million for the nine months ended September 30, 2005 from $7.6 million for the nine months ended September 30, 2004 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Genisys, Meritage, ZettaWorks, iPath and Vivare. However, selling, general and administrative expenses as a percentage of services revenue, including reimbursed expenses, decreased to 20.6% for the nine months ended September 30, 2005 from 24.1% for the nine months ended September 30, 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is the result of leveraging operating efficiencies and scalability of the back office.
     Depreciation. Depreciation expense increased 26% to $459,091 for the nine months ended September 30, 2005 from $363,593 for the nine months ended September 30, 2004. The increase is due to general purchases of fixed assets along with an increasing number of fully depreciated assets.
     Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 141% to approximately $1.1 million for the nine months ended September 30, 2005 from approximately $446,320 for the nine months ended September 30, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Genisys, Meritage, ZettaWorks, iPath and Vivare as well as the amortization of capitalized costs associated with internal use software.

     Interest Expense. Interest expense increased 433% to $437,533 for the nine months ended September 30, 2005 compared to $82,116 for the nine months ended September 30, 2004. This increase in interest expense is due to interest expense now being incurred on the newly funded acquisition line of credit that was drawn down in connection with the acquisitions of Meritage in June 2004, ZettaWorks in December 2004, iPath in June 2005 and Vivare in September 2005.
     Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate remained relatively constant at 38.5% for the nine months ended September 30, 2005 as compared to 39.1% for the nine months ended September 30, 2004. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.9 million for which we have a valuation allowance of $2.4 million. Additionally, we have deferred tax assets of $0.6 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $1.1 million and are partially offset by deferred tax liabilities of $0.7 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.
Liquidity and Capital Resources
     Selected measures of liquidity and capital resources are as follows:

	As of	As of
	December 31,	September 30,
	2004	2005
	(in millions)
Cash and cash equivalents	$3.9	$3.3
Working capital	$9.2	$17.9
  Net Cash Provided By Operating Activities
     We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash provided by operations for the nine months ended September 30, 2005 was $0.7 million as compared to net cash provided by operations of $1.7 million for the nine months ended September 30, 2004.
     Accounts receivable, net of allowance for doubtful accounts, totaled $26.4 million at September 30, 2005, compared to $20.0 million at December 31, 2004. There were approximately 85 days of sales outstanding (“DSO’s”) for the quarter ended September 30, 2005 calculated using accounts receivable as of September 30, 2005, and adjusting revenues and accounts receivable to exclude non-recurring increases in sales of third party software at the end of the quarter. This compares to 88 DSO’s at June 30, 2005, 77 DSO’s at March 31, 2005, and 65 DSO’s at December 31, 2004. Approximately 75% of our customers are billed on a monthly basis. Our collection terms with IBM are 45 days and the rest of our customers generally have 30 day collection terms. With a monthly billing cycle of 30 days, a 14 day cycle for generating, approving and releasing invoices, and 30 to 45 day collection cycles, our expected DSO’s should range between 74 and 89 days. As described above, DSO’s at each quarterly period in 2005 have been within this range.
     A significant amount of our revenue is derived from IBM. Accordingly, our accounts receivable generally includes significant amounts due from IBM. As of September 30, 2005, approximately 5% of our accounts receivable was due from IBM.

  Net Cash Used in Investing Activities
     For the nine months ended September 30, 2005 we used $0.5 million in cash to purchase equipment fixed assets and $0.5 million in cash to invest in capitalized software developed for internal use. We also used approximately $4.8 million in cash to consummate the acquisition of iPath on June 10, 2005, including $3.9 million in cash and $0.9 million of liabilities repaid on behalf of iPath and we used approximately $4.95 million in cash to consummate the acquisition of Vivare on September 2, 2005.
  Net Cash From Financing Activities
     Our financing activities consisted primarily of a net draw of $10 million from our accounts receivable line of credit, approximately $1.4 million from stock option and warrant exercises, and approximately $0.8 million of payments on long term debt during the nine months ended September 30, 2005. We also repaid approximately $0.9 million, representing all amounts outstanding, on a bank line of credit assumed as a part of the iPath acquisition and repaid approximately $0.3 million on notes related to the Javelin acquisition.
     At September 30, 2005, we had $3.3 million in cash and cash equivalents.
     We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet. If we sell shares of common stock off of our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering off of the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as substantially all of these expenses have already been paid.
Availability of Funds from Bank Line of Credit Facilities
     We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 8.00%, as of September 30, 2005. As of September 30, 2005, there was $10.0 million outstanding under the accounts receivable line of credit and approximately $5.0 million of available borrowing capacity, excluding approximately $0.55 million reserved for two outstanding letters of credit to secure facility leases.
     Our $13.5 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of September 30, 2005 the balance outstanding under this acquisition line of credit was approximately $3.0 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.50%—the initial $2.5 million draw, of which $1.7 million remains outstanding, bears interest of 7.11% at September 30, 2005 and the subsequent $1.3 million draw, of which $1.3 million remains outstanding, bears interest of 6.90% at September 30, 2005. Each are repayable in thirty-six equal monthly installments beginning October 21, 2004 and April 20, 2005, respectively. We are entitled to make payments of accrued interest only for the first three monthly installments.
     As of September 30, 2005, we were in compliance with all covenants under this credit facility and we expect to be in compliance during the next twelve months.
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
  Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as pro forma disclosure will no longer be an alternative to financial statement recognition. Statement 123(R) is effective for us at the beginning of our fiscal year beginning January 1, 2006. We are currently assessing the impact, the amount of compensation based upon the Black-Scholes model versus a binomial model, of Statement 123(R) on our financial statements and related disclosures. Both models will increase compensation expense related to past grants which are not fully vested as of December 31, 2005 and all future grants.

RISK FACTORS
     You should carefully consider the following risk factors together with the other information contained in or incorporated by reference into this quarterly report before you decide to buy our common stock. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment.
Risks Related to Our Business
Prolonged economic weakness in the Internet software and services market could adversely affect our business, financial condition and results of operations.
     The market for middleware and Internet software and services has changed rapidly over the last six years. The market for middleware and Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and services began to stabilize and improve throughout 2003, 2004 and 2005, but this trend may not continue. Our future growth is dependent upon the demand for Internet software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for middleware and Internet services are subject to a high level of uncertainty. Prolonged weakness in the middleware and Internet software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.
We may not be able to attract and retain information technology consulting professionals, which could affect our ability to compete effectively.
     Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and effectively utilize highly skilled information technology consulting professionals. Additionally, our technology professionals are primarily at-will employees. We also use independent subcontractors where appropriate. Failure to retain highly skilled technology professionals would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our success will depend on attracting and retaining senior management and key personnel.
     Our industry is highly specialized and the competition for qualified management and key personnel is intense. We expect this to remain so for the foreseeable future. We believe that our success will depend on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. In addition, as we rapidly grow our business, our need for senior experienced management and delivery personnel increases substantially. If a significant number of these individuals stop working for us, or if we are unable to attract top talent, our level of management, technical, marketing and sales expertise could diminish or otherwise be insufficient for our growth. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.
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
     Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings or business synergies for a variety of reasons, including:
•	difficulties in the integration of the technologies, services and personnel of the acquired business;

•	the failure of management and acquired services personnel to perform as expected;

•	the risks of entering markets in which we have no, or limited, prior experience;

•	the failure to identify or adequately assess any undisclosed or potential liabilities or problems of the acquired business including legal liabilities;

•	the failure of the acquired business to achieve the forecasts we used to determine the purchase price; or

•	the potential loss of key personnel of the acquired business.
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

     In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM, through sales leads obtained from our relationship with IBM and through a services agreement we have with IBM. Revenue from IBM was approximately 9% and 24% of total revenue for the nine-months ended September 30, 2005 and 2004, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM would have a material adverse effect on our business and results of operations.
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
     Although we have been profitable for the past ten quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If this occurs, the price of our common stock will likely fall.
If we do not effectively manage our growth, our results of operations and cash flows could be adversely affected.
     Our ability to operate profitably with positive cash flows depends largely on how effectively we manage our growth. In order to create the additional capacity necessary to accommodate the demand for our services, we may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, open new offices or hire additional colleagues. Implementation of these new systems, procedures and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices or the hiring of additional colleagues may result in idle or underutilized capacity. We periodically assess the expected long-term capacity utilization of our offices and professionals. We may not be able to achieve or maintain optimal utilization of our offices and professionals. If demand for our services does not meet our expectations, our revenues and cash flows will not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.
We have recorded deferred offering costs in connection with the conversion of our registration statement into a shelf registration statement, and our inability to net these costs against the proceeds of future offerings off of our shelf registration statement could result in a non-cash expense in our Statement of Operations in a future period.
     We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

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
The Public Company Accounting Oversight Board, or PCAOB, is conducting an annual inspection of our external auditors BDO Seidman LLP.
     The PCAOB is a new private agency established to oversee the auditors of publicly held companies. The PCAOB is conducting an annual inspection of BDO Seidman LLP (BDO), as they do with all other large public accounting firms that audit the financial statements of publicly held companies. The PCAOB is inspecting BDO’s audits of a number of BDO clients, including BDO’s audit of our financial statements for the year ended December 31, 2004. The PCAOB staff has told BDO they differ with our accounting for forfeitable shares of stock issued in connection with one of our acquisitions in 2004 and has referred this matter to its Board. We and BDO believe that our accounting for this acquisition is correct. If it were ultimately determined that different accounting should be used for this acquisition, we estimate the resulting accounting impact would be a non-cash expense of approximately $600,000 per year after taxes over a period of three years from the date of the acquisition and a reduction in the acquisition’s purchase price of $3.1 million reflected on our balance sheet as reductions in goodwill and stockholders’ equity as of the acquisition date. The PCAOB’s inspection of BDO is ongoing and there can be no assurance as to its final scope or completion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 8.00%, as of September 30, 2005. As of September 30, 2005, there was $10.0 million outstanding under the accounts receivable line of credit and approximately $5.0 million of available borrowing capacity, excluding approximately $0.55 million reserved for two outstanding letters of credit to secure facility leases. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank’s prime rate.

     We had unrestricted cash and cash equivalents totaling $3.3 million and $3.9 million at September 30, 2005 and December 31, 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with our acquisition of substantially all of the assets of Vivare on September 2, 2005 we issued 618,500 shares of our common stock in partial consideration for the acquisition. The shares of common stock issued in connection with the acquisition were ascribed a value of $7.03 per share, which was the average closing price of the Company’s common stock for the two trading days before and after the acquisition close date. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated September 2, 2005, by and among Perficient, Inc., Perficient Vivare, Inc. and Vivare, LP, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 9, 2005 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1*	Perficient, Inc. Amended and Restated 1999 Stock Option / Stock Issuance Plan

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: November 14, 2005	/s/ John T. McDonald

John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2005	/s/ Michael D. Hill

Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated September 2, 2005, by and among Perficient, Inc., Perficient Vivare, Inc. and Vivare, LP, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 9, 2005 and incorporated herein by reference

3.1	Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1	Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2	Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1*	Perficient, Inc. Amended and Restated 1999 Stock Option / Stock Issuance Plan

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.