Form 10-K
period 2005-12-31
PERFICIENT INC
filed 2006-03-31
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year-ended December 31, 2005
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from__________ to __________

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of principal executive offices)

(512) 531-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $144.4 million on June 30, 2005 based on the last reported sale price of the Company’s common stock on the NASDAQ National Market on June 30, 2005.

As of March 8, 2006, there were 24,212,964 shares of Common Stock outstanding.

i

PART I

Item 1.  Business.

Overview

We are a rapidly growing information technology consulting firm serving Global 2000 and midsize companies throughout the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver eBusiness solutions using a core set of software products developed by our partners. Our solutions include custom applications, portals and collaboration, eCommerce, online customer management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations and service oriented architectures and enterprise service bus. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering eBusiness solutions for more than 500 Global 2000 and midsize companies, we have acquired significant domain expertise that we believe differentiates our firm. We use small, expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing eBusiness integration solutions.

We believe we have built the leading independent information technology consulting firm in the central United States. We serve our central United States customers from our network of twelve offices throughout the central United States and Canada. In addition, we have over 100 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business throughout the United States, both through expansion of our national travel practices and through opening new offices, both organically and through acquisitions, in areas outside the central United States. In 2003, 2004 and 2005, $29,169,721, $57,735,199 and $95,721,425 of our revenue, respectively, was derived from customers in the United States while $905,905, $1,112,474 and $1,275,776 of our revenue, respectively, was derived from customers in Canada. In addition, $116,296 of our revenue in 2003 was derived from customers in the United Kingdom. We had assets located in the United States of $19,935,222, $62,243,063 and $84,600,070 in 2003, 2004 and 2005, respectively and assets located in Canada of $243,379, $300,662 and $334,831 in 2003, 2004 and 2005, respectively. We also had assets of $81,382 and $38,640 located in the United Kingdom in 2003 and 2004, respectively.

We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2005, an average of 85% of revenue, excluding from the calculation for any single period revenue from acquisitions completed in that single period, was derived from customers that were clients in the prior year. We have also built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

We are expanding through a combination of organic growth and acquisitions. We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that can be acquired on financially accretive terms. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Over the past six years, we have acquired and integrated nine privately held information technology consulting firms, three of which were acquired in 2004, and two of which were acquired in 2005. We believe that we can achieve significantly faster growth in revenues and profitability through a combination of organic growth and acquisitions than we could through organic growth alone.

Industry Background

A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

United States Economic Recovery. The years 2001 and 2002 saw a protracted downturn in information technology spending as a result of an economic recession in the United States and the collapse of the Internet “bubble.” The information technology consulting industry began to experience a recovery in the second half of 2003 which continued through 2005. The industry is benefiting from the overall improvement in the United States economy as well as a need by businesses to continue the transformation that they began in the 1990s with the commercialization of the Internet. It is expected that information technology services spending will continue to increase in the foreseeable future. According to independent market research firm Gartner Dataquest, total information technology services spending in North America is expected to achieve a 6.5% compound annual growth rate through 2009, resulting in a $347 billion market.

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

These factors are driving increased spending on software and related consulting services in the areas of application integration, middleware and portals, or AIMP, as these segments play critical roles in the integration between new and extant systems and the extension of those systems to customers, suppliers and partners via the Internet. Companies are expected to increase software spending on integration broker suites, enterprise portal services, application platform suites and message-oriented middleware. Gartner Dataquest, or Gartner, an independent market research firm, projects that growth in these specific sub-segments within the AIMP software area will outpace general software spending. Gartner expects worldwide spending in these four specific software sub-segments to increase from approximately $4.33 billion in 2004 to $6.67 billion in 2007, a compound annual growth rate of 15.5%. As companies increase spending on software, their overall spending on services will also increase, often by a multiplier of each dollar spent on software. For example, IDC had projected that in 2005, across 17 industries, spending on services, as a multiple of software spending, will range from a high of 3.19 to a low of 1.28, with an average of 2.14.

Competitive Strengths

We believe our competitive strengths include:

▪
DomainExpertise. Through our experience developing and delivering solutions for more than 500 Global 2000 and midsize companies, we have acquired significant domain expertise in a core set of eBusiness solutions and software platforms. These solutions include custom applications, portals and collaboration, eCommerce, customer management, enterprise content management, business intelligence, business integration, mobile technology solutions, technology platform implementations and service oriented architectures and enterprise service bus. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere, TIBCO BusinessWorks, Microsoft.NET, Cognos and Documentum, among others.

▪
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

▪
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as excellent references for us. Over the past three years ending December 31, 2005, an average of 85% of revenue, excluding from the calculation for any single period revenue from acquisitions completed in that single period, was derived from customers that were clients in the prior year.

▪
Vendor Partnerships and Endorsements. We have built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner, a Microsoft Gold Certified Partner and a Documentum Select Services Team Partner.

▪
Geographic Focus. We believe we have built the leading independent information technology consulting firm in the central United States. We serve our central United States customers from our network of twelve offices throughout the central United States and Canada. In addition, we have over 100 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business throughout the United States, both through expansion of our national travel practices and through opening new offices, both organically and through acquisition, in areas outside the central United States. We believe our central United States network provides a competitive platform from which to expand nationally.

▪
Emerging Offshore Capability. We maintain a small offshore development facility in Bitoli, Macedonia. Through this facility we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. This expertise, as well as our partnerships with offshore services providers based in India, will enable us to more effectively deliver our solutions.

Our Solutions

We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our eBusiness solutions enable these benefits by developing, integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure that enables clients to:

▪
give managers and executives the information they need to make quality business decisions and dynamically adapt their business processes and systems to respond to client demands, market opportunities or business problems;

▪	improve the quality and lower the cost of customer acquisition and care through Web-based customer self-service and provisioning;

▪
reduce supply chain costs and improve logistics by flexibly and quickly integrating processes and systems and making relevant real-time information and applications available online to suppliers, partners and distributors;

▪
increase the effectiveness and value of legacy enterprise technology infrastructure investments by enabling faster application development and deployment, increased flexibility and lower management costs; and

▪	increase employee productivity through better information flow and collaboration capabilities and by automating routine processes to enable focus on unique problems and opportunities.

Our eBusiness integration solutions include the following:

▪
Custom applications. We design, develop, implement and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Perficient’s substantial experience with platforms including J2EE, .Net and open-source - plus our flexible delivery structure - enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

▪
Enterprise portals and collaboration. We design, develop, implement and integrate secure and scalable enterprise portals for our clients and their customers, suppliers and partners that include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting and content management and personalization.

▪
eCommerce. We design, develop and implement secure and reliable ecommerce infrastructures that dynamically integrate with back-end systems and complementary applications that provide for transaction volume scalability and sophisticated content management.

▪
Online customer relationship management (eCRM). We design, develop and implement advanced eCRM solutions that facilitate customer acquisition, service and support, sales, and marketing by understanding our customers’ needs through interviews, facilitated requirements gathering sessions and call center analysis, developing an iterative, prototype driven solution and integrating the solution to legacy processes and applications.

▪
Enterprise content management. We design, develop and implement Enterprise Content Management (ECM) solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning (ERP), customer relationship management or legacy applications. Perficient’s ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration and Enterprise Search.

▪
Business intelligence. We design, develop and implement business intelligence solutions that allow companies to interpret and act upon accurate, timely and integrated information. By classifying, aggregating and correlating data into meaningful business information, business intelligence solutions help our clients make more informed business decisions. Our business intelligence solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing and business analytics and reporting.

▪
Business integration. We design, develop and implement business integration solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes, and eliminating functional friction, between the enterprise and core customers and partners. Our business integration solutions can extend and extract 'Green-Screen' applications, reduce infrastructure strains and cost, Web-enable legacy applications, provide real-time insight into business metrics and introduce efficiencies for customers, suppliers and partners.

▪
Mobile technology solutions. We design, develop and implement mobile technology solutions that deliver wireless capabilities to carriers, Mobile Virtual Network Operators (MVNO), Mobile Virtual Network Enablers (MVNE), and the enterprise. Perficient’s expertise with wireless technologies such as SIP, MMS, WAP, and GPRS are coupled with our deep expertise in mobile content delivery. Our secure and scalable solutions can include mobile content delivery systems; wireless value-added services including SIP, IMS, SMS, MMS and Push-to-Talk; custom developed applications to pervasive devices including Symbian, WML, J2ME, MIDP, Linux; and customer care solutions including provisioning, mediation, rating and billing.

▪
Technology platform implementations. We design, develop and implement technology platform implementations that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications, which extend enterprise technology assets to employees, customers, suppliers and partners. Our Platform Services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services and technology migrations.

▪
Service oriented architectures and enterprise service bus. We design, develop and implement service oriented architecture and enterprise service bus solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and IT infrastructures.

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

We designed, developed and delivered an effective eEnrollment and eService portal that provides the client with critical online enrollment and customer self-service functionality. Our solution, built on IBM WebSphere, includes online customer self-enrollment with full eSignature capability, single sign-on integration with customer and client portals, enhanced case administration capabilities for the client and intuitive calculators and forecasting tools for its customers.

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

We believe we have created a means for the client to have faster and more in-depth access to key information which will lead to better business decisions. This will enable our client to service their customers in an effective and efficient manner.

In addition to our eBusiness solution services, we offer education and mentoring services to our clients. We operate an IBM-certified advanced training facility in Chicago, Illinois, where we provide our clients both customized and established curriculum of courses and other education services in areas including object-oriented analysis and design immersion, J2EE, user experience, and an IBM Course Suite with over 20 distinct courses covering the IBM WebSphere product suite. We also leverage our education practice and training facility to provide continuing education and professional development opportunities for our colleagues.

Our Solutions Methodology

Our approach to solutions design and delivery is user-centered, technology-based and business-driven and is executed through a methodology, which we refer to as the eNable Methodology, that is:

▪	iterative and results oriented;

▪	centered around a flexible and repeatable framework;

▪	collaborative and customer-centered in that we work with not only our clients but with our clients’ customers in developing our solutions;

▪	focused on delivering high value, measurable results; and

▪	grounded by industry leading project management.

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

Our Strategy

Our goal is to be the premier independent eBusiness consulting firm in the United States. To achieve our goal, our strategy is to:

▪
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

▪
Continue Making Disciplined Acquisitions. The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired on financially accretive terms. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients. Over the past six years, we have acquired and successfully integrated seven privately held information technology consulting firms. We continue to actively look for attractive acquisitions that leverage our core expertise and look to expand our capabilities and geographic presence, including offshore.

▪
Expand Nationally. We believe we have built the leading independent information technology consulting firm in the central United States. We serve our central United States customers from our network of twelve offices throughout the central United States and Canada. In addition, we have over 100 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business throughout the United States, both through expansion of our national travel practices and through opening new offices, both organically and through acquisition, in areas outside the central United States. We believe our central United States network provides a competitive platform from which to expand nationally.

▪
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

▪
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

•
Leverage Existing and Pursue New Strategic Alliances. We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers and allows us to take advantage of compelling technologies in a mutually beneficial and cost-competitive manner. Many of these relationships, and in particular IBM, also lead to a sales channel whereby our partners, or their clients, utilize us as the services firm of choice to help a partner’s client integrate their technology.

▪
Use Offshore Services When Appropriate. Our solutions and services are typically delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise which tends to offset the potential savings from utilizing offshore resources. However, there are projects in which we can use lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We have established partnerships with a number of offshore staffing firms from whom we source offshore technology professionals on an as-needed basis. Additionally, we maintain a small offshore development and delivery facility in Macedonia.

Sales and Marketing

We have a 24 person direct solutions-oriented sales force that sells from 10 of our 12 offices. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client’s needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-on engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients’ business partners. More than 83% of our sales are executed by our direct sales force.

Our target client base includes companies in the United States with annual revenues in excess of $1 billion. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We pursue only solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $3 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutiques.

We have sales and marketing partnerships with software vendors including IBM Corporation, TIBCO Software, Inc., Microsoft Corporation, Cognos, Inc., Art Technology Group, Inc., or ATG, Wily Technology, Inc., Bowstreet, Adobe Systems Incorporate and Stellent, Inc. These companies are key vendors of open standards based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. In particular, the IBM software sales channel provides us with significant sales lead flow and joint selling opportunities.

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

Clients

We have developed and delivered eBusiness solutions for more than 500 Global 2000 and midsize companies to date. In the year ended December 31, 2005, we provided services to approximately 295 customers. The following is a list of our top 10 customers by revenue, for the year ended December 31, 2005:

▪	IBM Corporation;

▪	Cingular;

▪	Assurant/Fortis, Inc.;

▪	Wachovia Corporation;

▪	Centene Corporation;

▪	Union Bank of California;

▪	Tufts Health Plan;

▪	Nationwide Services Company;

▪	Anheuser-Busch; and

▪	EMC Corporation.

Competition

The market for the information technology consulting services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

▪	small local consulting firms that operate in no more than one or two geographic regions;

▪	regional consulting firms such as Software Architects, Inc., Haverstick Consulting, Inc. and Quilogy, Inc.;

▪	national consulting firms, such as Answerthink, Inc., Accenture, BearingPoint, Inc., Ciber, Inc., Electronic Data Systems Corporation and Sapient Corporation;

▪	in-house professional services organizations of software companies; and

▪	to a limited extent, offshore providers such as Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Satyam Computer Services Limited and Wipro Limited.

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

Colleagues

During our latest fiscal quarter ended December 31, 2005, we averaged 580 colleagues, 502 of which were billable professionals, including 138 subcontractors, and 78 of which were involved in sales, general administration and marketing. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

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

Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We utilize our education practice and IBM-certified advanced training facility in Chicago, Illinois to provide continuing education and professional development opportunities for our colleagues.

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

The Perficient Promise. We have codified our commitments to each other in what we call the “Perficient Promise,” which consists of the following six simple commitments our colleagues make to each other:

▪	we believe in long-term client and partner relationships built on investment in innovative solutions, delivering more value than the competition and a commitment to excellence;

▪	we believe in growth and profitability and building meaningful scale;

▪	we believe each of us is ultimately responsible for our own career development and has a commitment to mentor others;

▪	we believe that Perficient has an obligation to invest in our consultants’ training and education;

▪	we believe the best career development comes on the job; and

▪	we love challenging new work opportunities.

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

General Information

We were incorporated in Texas in September 1997 and reincorporated in Delaware in May 1999. Our principal executive offices are located at 1120 South Capital of Texas Highway, Building 3, Suite 220, Austin, Texas 78746 and our telephone number is (512) 531-6000. Our stock is traded on the NASDAQ National Market under the symbol “PRFT.” Our website can be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission. The information contained or incorporated in our website is not part of this document.

Item 1A.  Risk Factors.

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

  The market for middleware and Internet software and services has changed rapidly over the last seven years. The market for middleware and Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and services began to stabilize and improve throughout 2003, 2004 and 2005, but this trend may not continue. Our future growth is dependent upon the demand for Internet software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for middleware and Internet services are subject to a high level of uncertainty. Prolonged weakness in the middleware and Internet software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

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

In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from our relationship with IBM. Revenue from IBM was approximately 9%, 17% and 35% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM would have a material adverse effect on our business and results of operations.

Our quarterly operating results may be volatile and may cause our stock price to fluctuate.

Our quarterly revenue, expenses and operating results have varied in the past and may vary significantly in the future. In addition, many factors affecting our operating results are outside of our control, such as:

▪	demand for Internet software and services;

▪	customer budget cycles;

▪	changes in our customers’ desire for our partners’ products and our services;

▪	pricing changes in our industry;

▪	government regulation and legal developments regarding the use of the Internet; and

▪	general economic conditions.

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

Our software revenue may fluctuate quarterly, leading to volatility in our results of operations.

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

Although we have been profitable for the past eleven quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot assure you of any operating results. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If this occurs, the price of our common stock will likely fall.

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

We have recorded deferred offering costs in connection with the conversion of our registration statement into a shelf registration statement, and our inability to net these costs against the proceeds of future offerings from our shelf registration statement could result in a non-cash expense in our Statement of Operations in a future period.

We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. To date, we have recorded approximately $942,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

If we sell shares of common stock from our shelf registration statement, we will be allowed to net these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering from the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as all of these expenses have already been paid.

The Public Company Accounting Oversight Board, or PCAOB, is conducting an annual inspection of our external auditors BDO Seidman, LLP.

The PCAOB is a new private agency established to oversee the auditors of publicly held companies. In 2005, the PCAOB conducted an annual inspection of BDO Seidman, LLP (BDO), as they do with all other large public accounting firms that audit the financial statements of publicly held companies. The PCAOB inspected BDO’s audits of a number of BDO clients, including BDO’s audit of our financial statements for the year ended December 31, 2004. The PCAOB staff has told BDO they differ with our accounting for forfeitable shares of stock issued in connection with one of our acquisitions in 2004 and has referred this matter to its Board. We and BDO believe that our accounting for this acquisition is correct. If it were ultimately determined that different accounting should be used for this acquisition, we estimate the resulting accounting impact would be a non-cash expense of approximately $600,000 per year after taxes over a period of three years from the date of the acquisition and a reduction in the acquisition’s purchase price of $3.1 million reflected on our balance sheet as reductions in goodwill and stockholders’ equity as of the acquisition date. The PCAOB’s inspection of BDO is ongoing and there can be no assurance as to its final scope or completion.

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

Item IB.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain twelve offices spanning the central United States and Canada from Houston, Texas to London, Ontario. Our office space is leased and is located in St. Louis, Missouri (10,515 square feet), Minneapolis, Minnesota (14,000 square feet), Downers Grove, Illinois (4,187 square feet), Chicago, Illinois (5,927 square feet), Franklin, Ohio (6,684 square feet), Carmel, Indiana (5,194 square feet), Columbus, Ohio (7,550 square feet), Detroit, Michigan (5,500 square feet), Houston, Texas (6,112 square feet), Dallas, Texas (7,420 square feet) and London, Ontario (2,447 square feet). Our corporate headquarters are located in Austin, Texas (2,701 square feet).

Item 3.	Legal Proceedings.

Although we may become a party to litigation and claims arising in the course of our business, management does not expect the results of these actions to have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on November 17, 2005:

1.Each of persons listed below were nominated for election to the board of directors and were elected to serve as directors as indicated below:

	For	Withheld	Abstentions
John T. McDonald	17,626,978	227,805	—
David S. Lundeen	17,286,986	567,797	—
Max D. Hopper	17,488,478	366,305	—
Kenneth R. Johnsen	17,554,551	300,232	—
Ralph C. Derrickson	17,661,203	193,580	—

2.An amendment to our certificate of incorporation, increasing the total number of authorized shares of Common Stock from 40,000,000 shares to 50,000,000 shares, was approved as indicated below:

Shares Voted For:	17,489,120
Shares Voted Against:	343,332
Shares Abstained:	22,331

3. The Perficient, Inc. Employee Stock Purchase Plan, pursuant to which our employees may purchase shares of Common Stock from time to time, was adopted as indicated below:

Shares Voted For:	10,631,434
Shares Voted Against:	390,644
Shares Abstained:	78,763

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ National Market under the symbol “PRFT.” Prior to February 2, 2005, our common stock was quoted on the NASDAQ SmallCap Market under the same symbol. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ SmallCap Market prior to February 2, 2005 and on the NASDAQ National Market beginning February 2, 2005.

	High	Low
Year Ending December 31, 2004:
First Quarter	$4.32	$2.36
Second Quarter	5.00	3.10
Third Quarter	4.00	2.91
Fourth Quarter	6.96	3.84
Year Ending December 31, 2005:
First Quarter	$9.44	$6.80
Second Quarter	7.99	5.30
Third Quarter	8.35	6.74
Fourth Quarter	9.55	7.20

On March 27, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $11.83 per share. There were approximately 128 stockholders of record of our common stock as of March 27, 2006.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of Silicon Valley Bank and Key Bank.

Item 6.	Selected Financial Data.

The financial data presented are not directly comparable between periods as a result of the acquisitions of iPath Solutions, Ltd. and Vivare, Inc. in 2005, the acquisitions of Genisys Consulting, Inc., Meritage Technologies, Inc. and ZettaWorks LLC in 2004, and the acquisitions of Javelin Solutions, Inc. and Vertecon, Inc. in 2002.

Revenue and cost of revenue are not directly comparable between periods because revenue and cost of revenue for 2001 is shown net of project related expenses, consisting of reimbursable expenses and other project related expenses. Revenue and cost of revenue were not reclassified for the year ended December 31, 2001 because it was impractical for the individual reimbursable expenses and other project related expenses to be reasonably identified. The characterization of project related expenses for 2001 has no effect on periods beginning after December 31, 2001.

	Year Ended December 31,
	2001	2002	2003	2004	2005
Revenue:
Services	$20,416,643	$20,391,587	$24,534,617	$43,330,757	$83,739,808
Software	—	402,889	3,786,864	13,169,693	9,386,983
Reimbursable expenses	—	1,655,808	1,870,441	2,347,223	3,870,410
Total revenue	20,416,643	22,450,284	30,191,922	58,847,673	96,997,201
Cost of revenue(1):
Project personnel costs	11,879,224	11,210,272	13,411,762	26,072,516	51,140,335
Software costs	—	343,039	3,080,894	11,341,145	7,722,166
Reimbursable expenses	—	1,655,808	1,870,441	2,347,223	3,870,410
Other project related expenses	—	330,100	453,412	267,416	1,845,873
Total cost of revenue	11,879,224	13,539,219	18,816,509	40,028,300	64,578,784
Gross margin	8,537,419	8,911,065	11,375,413	18,819,373	32,418,417
Selling, general and administrative	9,001,405	8,567,698	7,993,008	11,067,792	17,917,330
Depreciation	494,586	687,570	670,436	512,076	614,803
Intangibles amortization	15,312,280	1,285,524	610,421	696,420	1,611,082
Restructuring, severance, and other	766,477	579,427	—	—	—
Impairment charge	26,798,178	—	—	—	—
Income (loss) from operations	(43,835,507)	(2,209,154)	2,101,548	6,543,085	12,275,202
Interest income	31,093	17,732	3,286	2,564	15,296
Interest expense	(122,395)	(203,569)	(285,938)	(137,278)	(658,597)
Other income (expense)	(1,608)	(53)	(13,459)	32,586	42,561
Income (loss) before income taxes	(43,928,417)	(2,395,044)	1,805,437	6,440,957	11,674,462
(Provision) benefit for income taxes	42,261	—	(755,405)	(2,527,669)	(4,497,710)
Net income (loss)	$(43,886,156)	$(2,395,044)	$1,050,032	$3,913,288	$7,176,752
Beneficial conversion charge on preferred stock	—	(1,672,746)	—	—	—
Accretion of dividends on preferred stock	—	(163,013)	(157,632)	—	—
Net income (loss) available to common stockholders	$(43,886,156)	$(4,230,803)	$892,400	$3,913,288	$7,176,752
Basic net income (loss) per share available to common stockholders	$(7.01)	$(0.46)	$0.08	$0.22	$0.33
Diluted net income (loss) per share available to common stockholders	$(7.01)	$(0.46)	$0.07	$0.19	$0.28
Shares used in computing basic net income (loss) per share	6,261,053	9,173,657	11,364,203	17,648,575	22,005,154
Shares used in computing diluted net income (loss) per share	6,261,053	9,173,657	15,306,151	20,680,507	25,242,496

(1)  Exclusive of depreciation shown separately below gross margin.
	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$1,412,238	$1,525,002	$1,989,395	$3,905,460	$5,096,409
Working capital	$2,494,191	$1,854,276	$4,013,373	$9,233,577	$17,078,086
Property and equipment, net	$533,948	$1,211,018	$699,145	$805,831	$960,136
Intangible assets, net	$3,550,100	$12,380,039	$11,693,834	$37,339,891	$52,031,825
Total assets	$9,117,695	$19,593,103	$20,259,983	$62,582,365	$84,934,901
Current portion of long term debt and line of credit	$703,144	$1,025,488	$366,920	$1,379,201	$1,581,361
Long-term debt and line of credit, less current portion	$3,667	$745,318	$436,258	$2,902,306	$5,338,501
Total stockholders’ equity	$6,836,301	$14,521,483	$16,016,038	$44,622,367	$65,910,616

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a rapidly growing information technology consulting firm serving Global 2000 and midsize companies throughout the United States. We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure.

Services Revenue

Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9.2% of our services revenue for the year ended December 31, 2005. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software Revenue

A smaller portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere products. Revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter depending on our customers’ demand for our partners’ software products. Generally, spending on software sales is a strong indicator of future spending on software services. We also recognize a small portion software revenue from the sale of internally developed software.

Cost of Revenue

Cost of revenue consists primarily of salaries and benefits associated with our technology professionals and subcontractors. Cost of revenue also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenue does not include depreciation of assets used in the production of revenues.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Over the past three years, as the information technology software and services industry has recovered from the protracted downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of cash and non-cash compensation for sales, executive and administrative employees, costs to comply with the Sarbanes-Oxley Act of 2002, professional fees for external auditing services, training, sales and marketing activities, investor relations, recruiting, travel costs and expenses, and miscellaneous expenses. Non-cash compensation includes stock compensation expenses arising from various option grants to employees with exercise prices below fair market value at the date of grant and compensation expense associated with unvested stock options assumed in business combinations. Such stock compensation is generally expensed across the vesting periods of the related equity grants. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software company partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Quarterly Fluctuations

Our quarterly operating results are subject to seasonal fluctuations. Our fourth and first quarters include the months of December and January, when billable services activity by professional staff as a result of vacation and holidays, as well as engagement decisions by clients, may be reduced due to client budget planning cycles. Demand for our services generally has been lower in the fourth quarter due to reduced activity during the holiday season. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed or cancelled by entering into arrangements to provide additional services to the same clients or others. Software sales tend to show some seasonality as well, in that we tend to see higher software demand during the third and fourth quarter of the calendar year due to client budget planning and usage cycles, though this is not always the case. These and other seasonal factors may contribute to fluctuations in our operating results from quarter to quarter.

Plans for Growth & Acquisitions

Our goal is to build a leading independent information technology consulting firm in the United States through, among other things, expanding our relationships with existing and new clients, leveraging our operations in the central United States to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 12 central United States and Canada offices and to add new offices throughout the United States, both organically and through acquisitions, to meet such demand and, as a result, increase our services revenue. In addition, we believe our track record for identifying attractive acquisitions and our ability to integrate acquired businesses helps us successfully complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we have consummated five acquisitions since January 1, 2004: Genisys Consulting, Inc. on April 2, 2004; Meritage Technologies, Inc. on June 18, 2004; ZettaWorks Inc. on December 20, 2004; iPath Solutions, Ltd. on June 10, 2005 and Vivare, Inc. on September 2, 2005.

Results of Operations

The following table summarizes our results of operations as a percentage of total services and software revenue:

Revenue:	2003	2004	2005
Services revenue	86.6%	76.7%	89.9%
Software revenue	13.4	23.3	10.1
Reimbursed expenses	6.6	4.2	4.2
Total revenue	106.6	104.2	104.2
Cost of revenue (exclusive of depreciation shown separately below):
Project personnel costs	47.4	46.1	54.9
Software costs	10.9	20.1	8.3
Reimbursable expenses	6.6	4.2	4.2
Other project related expenses	1.5	0.5	2.0
Total cost of revenue	66.4	70.9	69.4
Services gross margin	43.5	39.2	36.7
Software gross margin	18.6	13.9	17.7
Total gross margin	40.2	33.3	34.8
Selling, general and administrative	28.2	19.6	19.2
Depreciation and amortization	4.5	2.1	2.4
Income from operations	7.5	11.6	13.2
Interest expense, net	(1.0)	(0.2)	(0.7)
Income before income taxes	6.5	11.4	12.5
Provision for income taxes	2.7	4.5	4.8
Net income	3.8%	6.9%	7.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Total revenue increased 65% to $97.0 million for the year ended December 31, 2005 from $58.8 million for the year ended December 31, 2004. Services revenue increased 93% to $83.7 million in 2005 from $43.3 million in 2004. These increases were attributable to increased demand for the Company’s services and to the acquisitions of iPath and Vivare in 2005 and the full year impact of the acquisitions of Genisys, Meritage and Zettaworks in 2004. The following table summarizes the announced approximate annual revenue run-rates of these acquired businesses at the date of each acquisition. These annual revenue run-rates are defined as the acquired company’s most recent monthly or quarterly realized revenue projected to a full one year total.

	Acquisition Date	Approximate Annual Revenue Run-Rate at Acquisition Date

Genisys	4/2/04	$10 million

Meritage	6/18/04	$12 million

Zettaworks	12/20/04	$16 million

iPath	6/10/05	$8 million

Vivare	9/2/05	$10 million

Additionally, the increase in services revenue resulted from increases in average project size and quantity of projects. The average utilization rate of our professionals, excluding subcontractors, remained relatively stable at 83% for the year ended December 31, 2005. For the years ended December 31, 2005 and 2004, 9% and 17%, respectively, of our revenue was derived from sales to IBM. While the dollar amount of revenue from IBM has remained relatively constant over the past two years, the percentage of total revenue from IBM has decreased as a result of the Company’s growth and corresponding customer diversification. Software revenue decreased 29% to $9.4 million in 2005 from $13.2 million in 2004 due to the fact that the spike in low gross margin sales during the fourth quarter of 2004 did not repeat in the fourth quarter of 2005. This software revenue was all from the sale of third party software except for approximately $282,000 from the sale of internally developed software recognized in 2005. Reimbursable expenses increased 65% to $3.9 million in 2005 from $2.3 million in 2004.

Cost of Revenue. Cost of revenue increased 61% to $64.6 million for the year ended December 31, 2005 from $40.0 million for the year ended December 31, 2004. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of ZettaWorks, iPath, and Vivare. The average number of professionals performing services, including subcontractors, increased to 431 for the year ended December 31, 2005 from 220 for the year ended December 31, 2004. In addition, the Company changed its internal policy for the carry-over of billable employee’s accrued vacation hours which we had allowed as of December 31, 2004, but discontinued this policy and allowed no more vacation hour carry-overs as of December 31, 2005. As a result, the Company had approximately $237,000 of billable employee’s accrued vacation expense as of December 31, 2004 which was forfeited during 2005. Costs associated with software sales decreased 32% to $7.7 million in 2005 from $11.3 million in 2004 in connection with the decreased software revenue in 2005 compared to 2004.

Gross Margin. Gross margin increased 72% to $32.4 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004. Gross margin as a percentage of services and software revenue, excluding reimbursed expenses, increased slightly to 34.8% in 2005 from 33.3% in 2004. The increase in gross margin as a percentage of services and software revenue is due to a mix of improved software margins off-set by lower services margins. Services gross margin decreased slightly to 36.7% in 2005 from 39.2% in 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of ZettaWorks and iPath. These businesses are national practices rather than local practices and, as a result, they incur a greater amount of unreimbursed travel expenses for delivery of services outside of their local geographic market. Unreimbursed expenses negatively impact our services gross margins. Services gross margins have also been impacted by the acquisition of Vivare which has slightly lower services gross margins than our historical average. Software gross margin increased to 17.7% in 2005 from 13.9% in 2004 primarily as a result of fluctuations in selling prices to customers based on fluctuations in vendor pricing based on market conditions at the time of the sales and from the sale of internally developed software representing software revenue of approximately $282,000 for which there was no associated cost of revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased 62% to $17.9 million for the year ended December 31, 2005 from $11.1 million for the year ended December 31, 2004 due primarily to increases in the cost of compliance with the Sarbanes-Oxley Act of 2002, professional service fees associated with external audits, and additions of sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath and Vivare in 2005 and the full year impact of the acquisitions of Genisys, Meritage and Zettaworks in 2004. However, selling, general and administrative expenses as a percentage of services revenue, excluding reimbursed expenses, decreased to 21.4% for the year ended December 31, 2005 from 25.5% for the year ended December 31, 2004. The decrease in selling, general and administrative expenses as a percentage of services revenue is the result of operational efficiencies and economies of scale as the Company has grown. However, these cost efficiencies have been off-set by the cost of compliance with the Sarbanes-Oxley Act of 2002 and regular external audit costs which resulted in total costs to the Company during 2005 of approximately $837,000 compared to approximately $145,000 in 2004. In addition, the Company changed its internal policy for the carry-over of selling, general and administrative employee’s accrued vacation hours which we had allowed as of December 31, 2004, but discontinued this policy and allowed no more vacation hour carry-overs as of December 31, 2005. As a result, the Company had approximately $48,000 of selling, general and administrative employee’s accrued vacation expense as of December 31, 2004 which was forfeited during 2005. Also, during 2005, the Company reduced its allowance for doubtful accounts by approximately $104,000 as a result of improved collections on accounts receivable. Finally, during 2005, the Company realized approximately $300,000 in reduced organizational meeting expenses as compared to 2004.

Depreciation. Depreciation expense increased 20% to approximately $615,000 during 2005 from approximately $512,000 during 2004. The increase is due to a general increase in purchases of fixed assets to accommodate growth.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 131% to approximately $1.6 million for the year ended December 31, 2005 from approximately $0.7 million for the year ended December 31, 2004. The increase in amortization expense reflects the acquisition of intangibles acquired from Zettaworks, iPath, and Vivare and full year amortization of intangible assets acquired for Genisys and Meritage.

Interest Expense. Interest expense increased 380% to approximately $659,000 for the year ended December 31, 2005 compared to approximately $137,000 during the year ended December 31, 2004. This increase in interest expense is due to the interest expense now being incurred on the newly funded acquisition line of credit which was drawn down in connection with the acquisitions of Meritage in June 2004 and ZettaWorks in December 2004, and on draws on the accounts receivable line of credit in connection with the acquisitions of iPath and Vivare. As of December 31, 2005, there was approximately $2.7 million outstanding on the acquisition line of credit and approximately $4.0 million outstanding on the accounts receivable line of credit. During 2005, we drew down $12 million on the accounts receivable line of credit and repaid $8 million.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased slightly to 38.5% for the year ended December 31, 2005 from 39.2% for the year ended December 31, 2004 as a result of a decrease in certain non-deductible expenses. We had deferred tax assets resulting from net operating and capital losses of acquired companies amounting to approximately $2.8 million for which we had a valuation allowance of approximately $2.3 million. We had additional deferred tax assets of approximately $0.4 million from temporary differences between book and tax valuations. These combined deferred tax assets of $0.9 million were off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles, goodwill, and cash to accrual adjustments from the Genisys acquisition. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating and capital losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Total revenue increased 95% to $58.8 million for the year ended December 31, 2004 from $30.2 million for the year ended December 31, 2003. Services revenue, excluding reimbursed expenses, increased 77% to $43.3 million in 2004 from $24.5 million in 2003. This increase was largely attributable to the acquisitions of Genisys, Meritage and ZettaWorks which combined accounted for approximately $14.7 million of services revenue for the year ended December 31, 2004. Additionally, the increase in services revenue resulted from increases in average project size and quantity of projects. The utilization rate of our professionals, excluding subcontractors also increased to 83% for the year ended December 31, 2004 from 76% for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, 17% and 35%, respectively, of our revenue was derived from IBM. Software revenue increased 248% to $13.2 million in 2004 from $3.8 million in 2003 due to increased customer demand. Reimbursable expenses increased 25% to $2.3 million in 2004 from $1.9 million in 2003.

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

Gross Margin. Gross margin increased 65% to $18.8 million for the year ended December 31, 2004 from $11.4 million for the year ended December 31, 2003. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 33.3% in 2004 from 40.2% in 2003. The decrease in gross margin as a percentage of services and software revenue, excluding reimbursed expenses, is primarily due to the increase in software sales revenue in proportion to total revenue, which typically yields a lower margin than our services revenue. Services gross margin, excluding reimbursed expenses, decreased slightly to 39.2% in 2004 from 43.5% in 2003 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of Genisys, Meritage and ZettaWorks. Software gross margin decreased to 13.9% in 2004 from 18.6% in 2003 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 38% to $11.1 million for the year ended December 31, 2004 from $8.0 million for the year ended December 31, 2003 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Genisys, Meritage and ZettaWorks. However, selling, general and administrative expenses as a percentage of services revenue, excluding reimbursed expenses, decreased to 25.5% for the year ended December 31, 2004 from 32.6% for the year ended December 31, 2003. The decrease in selling, general and administrative expenses as a percentage of services revenue is the result of operational efficiencies and economies of scale as the Company has grown.

Depreciation. Depreciation expense decreased 24% to approximately $512,000 during 2004 from approximately $670,000 during 2003. The decrease is due to a general decrease in purchases of fixed assets along with an increasing number of fully depreciated assets.

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

Interest Expense. Interest expense decreased 52% to approximately $137,000 for the year ended December 31, 2004 compared to approximately $286,000 during the year ended December 31, 2003. This decrease in interest expense is due to decreases in the principal balances on the notes payable issued in our acquisition of Javelin Solutions, Inc. in 2002 and our accounts receivable line of credit since 2003. These decreasing balances are partially off-set by the interest expense now being incurred on the newly funded acquisition line of credit which was drawn down in connection with the acquisitions of Meritage in June 2004 and ZettaWorks in December 2004.

Provision for Income Taxes. We accrued a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 39.2% for the year ended December 31, 2004 from 41.8% for the year ended December 31, 2003 as a result of a decrease in certain non-deductible expenses. We had deferred tax assets resulting from net operating losses of acquired companies amounting to approximately $3.3 million for which we had a valuation allowance of $3.0 million. We had additional deferred tax assets of approximately $0.5 million from temporary differences between book and tax valuations. These combined deferred tax assets of $0.8 million were completely off-set by deferred tax liabilities of $0.8 million related to identifiable intangibles and cash to accrual adjustments from the Genisys acquisition. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity And Capital Resources

Selected measures of liquidity and capital resources are as follows: (in millions)

	As of December 31
	2004	2005
Cash and cash equivalents	$3.9	$5.1
Working capital	$9.2	$17.1

Net Cash Provided By Operating Activities

We expect to fund our operations during 2006 from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash generated by operations for the year ended December 31, 2005 increased 90% to $7.7 million from $4.0 million for the year ended December 31, 2004. This net cash generated by operations for the years ended December 31, 2005 and 2004 included tax benefits from stock option exercises in the amounts of approximately $2.3 million and approximately $342,000, respectively, which will be reported as cash provided by financing activities in future periods as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment on January 1, 2006. Net cash generated by operations for the year ended December 31, 2004 increased 114% to $4.0 million from $1.9 million for the year ended December 31, 2003.

Accounts receivable, net of allowance for doubtful accounts, totaled $23.3 million at December 31, 2005, representing approximately 69 days of sales outstanding, excluding end-of-quarter software sales, compared to $20.0 million, or 65 days at December 31, 2004.

A significant amount of our revenue is derived from IBM. Accordingly, our accounts receivable generally includes significant amounts due from IBM. As of December 31, 2005, approximately 9% of our accounts receivable was due from IBM.

Net Cash Used in Investing Activities

For the year ended December 31, 2005, we used approximately $9.7 million in cash, net of cash acquired, to acquire iPath and Vivare. In addition, during 2005 we used approximately $691,000 to purchase equipment fixed assets and used approximately $599,000 for software capitalized for internal use to expand our information management systems. For the year ended December 31, 2004, we used approximately $10.7 million in cash, net of cash acquired, to acquire Genisys, Meritage and ZettaWorks and used approximately $430,000 to purchase equipment fixed assets.

Net Cash From Financing Activities

Our financing activities consisted primarily of draws and repayments on credit facilities during 2005. We had to raise additional funding during 2005 to finance the acquisitions consummated during the year. During 2005, we used approximately $942,000 of offering costs in connection with a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. During 2005, there was approximately $2.7 million and $157,000 of cash provided by the exercise of stock options and warrants, respectively.

At December 31, 2005, we had $5.1 million in cash and cash equivalents. We believe that the current available funds, amounts available on our bank credit facilities, net proceeds from the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital and capital requirements to finance acquisitions for the next twelve months.

Availability of Funds from Bank Line of Credit Facilities

We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 8.5%, as of December 31, 2005. As of December 31, 2005, there was $4.0 million outstanding under the accounts receivable line of credit and approximately $11.0 million of available borrowing capacity, excluding approximately $450,000 reserved for two outstanding letters of credit to secure facility leases. This accounts receivable line of credit matures in June 2008.

     Our $13.5 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of December 31, 2005 the balance outstanding under this acquisition line of credit was approximately $2.7 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.25%—the initial $2.5 million draw, of which $1.5 million remains outstanding, bears interest of 7.11% at December 31, 2005 and the subsequent $1.5 million draw, of which $1.2 million remains outstanding, bears interest of 6.90% at December 31, 2005. Each are repayable in thirty-six equal monthly installments, after the first three months which require payment of accrued interest only, beginning October 21, 2004 and April 20, 2005, respectively. We currently have $10 million of available borrowing capacity under this acquisition line of credit.

     As of December 31, 2005, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

     We believe that the current available funds, access to capital from this new debt facility, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Contractual Obligations

In connection with certain of our acquisitions, we were required to establish various letters of credit totaling $450,000 with Silicon Valley Bank to serve as collateral to secure facility leases. The letters of credit with Silicon Valley Bank reduce the borrowings available under our accounts receivable line of credit. One letter of credit of $200,000 will remain in effect through October 2009, and the other letter of credit of $250,000 will remain in effect through June 2007.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, $1.0 million of which was payable in four equal annual installments on the anniversary of the closing date of the acquisition in April 2002. The other $500,000 was payable in eight equal quarterly installments that commenced in July 2002. We paid $125,000 in 2002, $500,000 in 2003, $375,000 in 2004, and $250,000 in 2005. Accordingly, the final annual installment of $250,000 remains to be paid in April 2006.

We have incurred commitments to make future payments under contracts such as leases and certain long-term liabilities. Maturities, including estimated interest, under these contracts are set forth in the following table as of December 31, 2005: (in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including estimated interest	$3,122	$1,733	$1,389	$—	$—
Operating lease obligations	3,922	1,203	1,662	983	74
Total	$7,044	$2,936	$3,051	$983	$74

Subsequent to December 31, 2005, we amended an existing operating lease for one of our facilities increasing the future minimum commitments under the lease by approximately $566,000 and extending the lease term from an expiration date of April 2007 to April 2012. Also with this lease amendment, the monthly rental payments were reduced and the requirement for a $250,000 letter of credit has been removed.

Additionally, subsequent to December 31, 2005, we entered into a new operating lease for one of our facilities creating additional future minimum commitments under a lease agreement of approximately $434,000 with a lease term through September 2011.

Additionally, subsequent to December 31, 2005, we amended an existing operating lease for one of our facilities increasing the future minimum commitments under the lease by approximately $66,000 and extending the lease term from an expiration date of May 2006 to May 2008.

With these events subsequent to December 31, 2005, maturities under these operating lease contracts are set forth in the following table: (in thousands)

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$5,027	$1,064	$2,091	$1,493	$379

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

Critical Accounting Policies

Revenue Recognition and Allowance for Doubtful Accounts

Consulting revenues are comprised of revenue from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenue is recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days, although there are some exceptions. Reimbursements for out-of-pocket expenses are included in gross revenue. Revenue from the sale of third-party software is recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software sale transaction, we record the revenue on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis.

 We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) acceptance has occurred, and (4) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

We assess our allowance for doubtful accounts at each financial reporting date based on expected losses on uncollectible accounts receivable with known facts and circumstances for the respective period.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

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

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income.

We evaluate long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which we adopted as of January 1, 2002. Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of December 31, 2005.

Accounting for Stock-Based Compensation

We apply Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock option plans. Accordingly, compensation cost is recognized only when options are granted below market price on the date of grant. Had compensation cost for our stock compensation plans been determined based on fair value at the grant dates for awards under these plans consistent with SFAS 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to pro forma amounts indicated in the notes to our financial statements.

In October 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition of the fair value of employee stock incentive awards. We have evaluated the requirements under SFAS No. 123R and we expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share. See further explanation concerning this new standard in Recent Accounting Pronouncements below.

Income Taxes

Management believes that our net deferred tax asset should continue to be reduced by a partial valuation allowance. Future operating results and projections could alter this conclusion, potentially resulting in an increase or decrease in the valuation allowance. Since the valuation allowance relates solely to net operating and capital losses from acquired companies which are subject to usage limitations, any decrease in the valuation allowance will be applied first to reduce goodwill and then to reduce other acquisition related non-current intangible assets to zero. Any remaining decrease in the valuation allowance would be recognized as a reduction of income tax expense.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in our income statement based on their fair values. This non-cash stock compensation is related to past grants which are not fully vested as of December 31, 2005 and all future grants. Following January 1, 2006, pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. The adoption of this Statement 123(R) will have a significant adverse impact on our consolidated statements of income and net income per share in future periods.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

▪
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

▪
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures based upon either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will use the modified prospective method beginning with our interim report on Form 10-Q for the period ending March 31, 2006.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Notes 2 to our consolidated financial statements. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, our current best estimate for 2006 stock-based compensation expense is approximately $3 million before tax benefits. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

During 2005, approximately $1.3 million of our total revenue was attributable to our Canadian operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian subsidiary and from client receivables in the Canadian dollar.  Our Canadian subsidiary incurs a significant portion of its expenses in Canadian dollars as well, which helps minimize our risk of exchange rate fluctuations. Based on the amount of revenue attributed to Canada during 2005, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 8.5%, as of December 31, 2005. As of December 31, 2005, there was $4.0 million outstanding under the accounts receivable line of credit and approximately $11.0 million of available borrowing capacity, excluding approximately $450,000 reserved for two outstanding letters of credit to secure facility leases. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank’s prime rate. Based on the $4.0 million outstanding under the accounts receivable line of credit as of December 31, 2005, this interest rate risk will not have a material impact on our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.1 million and $3.9 million at December 31, 2005 and December 31, 2004, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth in Item 15(a)(1) and begin at page F-1 of this report. The table on pages F-28 to F-29 of the “Consolidated Financial Statements” section sets forth certain unaudited consolidated statements of income data for each of the last consecutive eight quarters.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management’s Annual Report on Internal Control Over Financial Reporting, the Company has identified significant deficiencies related to inadequate staffing levels which aggregated to a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principals such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, certain significant deficiencies were identified, principally caused by inadequate staffing levels, as described below:

▪	Lack of segregation of duties, with certain accounting personnel being assigned inappropriate access to the automated general ledger system, such as in our procure to pay and order to cash processes;
▪
The design of our internal control structure emphasized significant reliance on manual detect controls, primarily performed by a single individual, and limited reliance on application and prevent controls;

▪	Lack of detail review of key financial spreadsheets, including spreadsheets supporting journal entries affecting revenue such as unbilled revenue and deferred revenue.

In our assessment, we determined that the aggregation of the significant deficiencies described above constitutes a material weakness as of December 31, 2005 which results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this material weakness and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2005 was not effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

During 2005, the Company implemented significant new internal information technology systems and applications including a new general ledger system and a new time and expense reporting system which can be utilized to deliver more automated information technology application controls and reduce the reliance on financial accounting personnel and the need for segregation of duties. In addition, given our significant growth, we understand that our financial accounting group must expand and that we must automate many of our information technology application controls in order to meet the internal control requirements of our rapidly growing organization. By hiring more financial accounting personnel and by leveraging the capabilities of our new internal information systems and accounting systems to automate controls, we believe will remedy the material weakness described in Management’s Report on Internal Control Over Financial Reporting. However, we do not believe that all of these changes will be in effect at the end of the first quarter of 2006, and therefore, we will likely report that a material weakness in internal control continues to exist in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2006.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting or in factors affecting internal control over financial reporting during the fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Perficient, Inc.
Austin, Texas

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Perficient, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Perficient, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weakness, which encompasses an aggregation of significant deficiencies, has been identified and included in management’s assessment as of December 31, 2005:

The Company did not maintain a sufficient number of personnel to fill key accounting functions which resulted in the existing accounting staff to be assigned to perform incompatible duties, such as in the procure to pay and order to cash processes, and some personnel having inappropriate access to the automated general ledger system. Further, the lack of adequate staff levels contributed to the Company placing limited reliance on prevent and application controls and an over reliance on detect controls, primarily performed by one individual. In addition, this weakness contributed to the lack of detail reviews of key spreadsheet controls, such as in the unbilled revenue and deferred revenue accounts. This situation could result in accounting personnel effecting unauthorized transactions or overlooking valid transactions to be recorded or accounting errors to go undetected. Consequently, a material misstatement of significant accounts and disclosures could occur resulting in a material misstatement to the Company’s interim and annual consolidated financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated March 30, 2006 on those financial statements.

In our opinion, management's assessment that Perficient, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Perficient, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perficient, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005, of Perficient, Inc. and our report dated March 30, 2006, expressed an unqualified opinion.

BDO Seidman, LLP

Houston, Texas
March 30, 2006

Item 9B. Other Information.

On March 28, 2006, we entered into a new three-year employment agreement with John T. McDonald, our Chief Executive Officer, effective as of January 1, 2006, which will expire December 31, 2008. See further discussion at Item 11.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors, including their ages as of the date of this filing are as follows:

Name	Age	Position
John T. McDonald	42	Chairman of the Board and Chief Executive Officer
Jeffrey S. Davis	41	President and Chief Operating Officer
Michael D. Hill	37	Chief Financial Officer
Richard T. Kalbfleish	50	Controller and VP of Finance and Administration
Ralph C. Derrickson	47	Director
Max D. Hopper	71	Director
Kenneth R. Johnsen	52	Director
David S. Lundeen	44	Director

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

Michael D. Hill joined us in February 2004 as Chief Financial Officer. From June 2002 through February 2004, Mr. Hill served as Director of Finance and Controller of PerformanceRetail, Inc., a software company. From February 1999 to June 2002, Mr. Hill served as a finance executive with several technology companies including CreditMinders, Inc., Kinetrix Solutions, Inc. and Agillion, Inc. Prior to February 1999, Mr. Hill was an Assurance and Advisory Business Services manager with Ernst & Young LLP’s Assurance and Advisory Business Services practice in Austin, Tx. Mr. Hill held various other positions at Ernst & Young LLP since December 1991. Mr. Hill received a B.B.A. in Accounting from The University of Texas at Austin and is a licensed certified public accountant in the State of Texas.

Richard T. Kalbfleish joined us as Controller in November 2004 and became Vice President of Finance and Administration and Assistant Treasurer in May 2005. Prior to joining Perficient, Mr. Kalbfleish served as Vice President of Finance and Administration with IntelliMark/ Technisource, a national IT staffing company, for 11 years. Mr. Kalbfleish has over 21 years of experience at the Controller level and above in a number of service industries with an emphasis on acquisition integration and accounting, human resources and administrative support. Mr. Kalbfleish has a B.S.B.A. in Accountancy from the University of Missouri at Columbia.

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

Max D. Hopper became a member of our board of directors in September 2002. Mr. Hopper began his information systems career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper’s twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of information technology and eBusiness. Mr. Hopper currently serves on the board of directors for several companies such as Gartner Group, and several other private corporations.

Kenneth R. Johnsen became a member of our board of directors in July 2004. He is the President and Chief Executive Officer of Parago Inc., a marketing services transaction processor. Before joining Parago Inc. in 1999, he served as President, Chief Operating Officer and Board Member of Metamor Worldwide Inc., an $850 million public technology services company specializing in information technology consulting and implementation. Metamor was later acquired by PSINet for $1.7 billion. At Metamor, Mr. Johnsen grew the IT Solutions Group revenue from $20 million to over $300 million within two years. His experience also includes 22 years at IBM where he held general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/ Hong Kong Operations. He achieved record revenue, profit and customer satisfaction levels in both business units.

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

The audit committee has the sole authority to appoint, retain and terminate our independent accountants and is directly responsible for the compensation, oversight and evaluation of the work of the independent accountants. The independent accountants report directly to the audit committee. The audit committee also has the sole authority to approve all audit engagement fees and terms and all non-audit engagements with our independent accountants and must pre-approve all auditing and permitted non-audit services to be performed for us by the independent accountants, subject to certain exceptions provided by the Securities Exchange Act of 1934. The members of the audit committee are Max D. Hopper, David S. Lundeen and Ralph C. Derrickson. Mr. Lundeen serves as chairman of the audit committee. The board of directors has determined that Mr. Lundeen is qualified as our audit committee financial expert within the meaning of Securities and Exchange Commission regulations and that he has accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ National Market. The board of directors has affirmatively determined that Mr. Lundeen qualified as an independent director as defined by the NASDAQ National Market listing standards.

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

Richard T. Kalbfleish	VP of Finance and Administration

and, except that the following individuals failed to timely file a Statement of Change in Beneficial Ownership on Form 4:

John T. McDonald	Chairman of the Board and Chief Executive Officer
David S. Lundeen	Director
Robert Pickering, Jr.	Former Director
Max D. Hopper	Director

Item 11.    Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation earned by the individuals who served as our Chief Executive Officer and all other executive officers during fiscal year 2005 for services rendered in all capacities during the years presented. Michael D. Hill joined us in February 2004 as our Chief Financial Officer. Richard T. Kalbfleish was promoted to VP of Finance and Administration in March 2005.

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)(1)	Restricted Stock Awards($)(2)	Securities Underlying Options(#)(3)	All Other Compensation ($)(4)
John T. McDonald	2005	$250,000	$338,359	$16,273	—	—	$420
Chief Executive Officer	2004	$237,500	$355,408	$12,959	$1,104,250	400,000	$420
and	2003	$225,000	$200,048	$3,000	—	425,000
Chairman of the Board

Jeffrey S. Davis	2005	$228,000	$197,301	$9,489	—	—	$420
President and	2004	$216,629	$161,992	$15,324	$552,125	200,000	$420
Chief Operating Officer	2003	$205,000	$145,813	$3,000	—	250,000

Michael D. Hill	2005	$110,000	$41,696	$—	$100,000	—	$183
Chief Financial Officer	2004	$96,250	$43,210	$—	—	50,000	$160

Richard T. Kalbfleish	2005	$130,000	$42,227	$—	$100,000	—	$580
VP of Finance and Administration

(1)
Mr. McDonald’s employment agreement, which was approved by the Board of Directors on March 29, 2004 and was in effect until December 31, 2005, specifies a salary increase to $250,000 per annum if our net revenue per quarter equals or exceeds ten million dollars at any time following January 1, 2004.

(2)
In December 2004, Mr. McDonald was granted 175,000 shares of restricted stock and Mr. Davis was granted 87,500 shares of restricted stock, the fair market value of which was $6.31 per share. The restricted stock shall vest over seven years in the following increments: 15% on December 15, 2006; 10% on each of December 15, 2007 and December 15, 2008; 15% on December 15, 2009; 25% on December 15, 2010; and 25% on December 15, 2011. This vesting schedule includes certain accelerated vesting provisions that provide for conversion to pro-rata or straight-line vesting over the seven year period in the event certain performance targets are met.

In December 2005, Mr. Hill and Mr. Kalbfleish were each granted 11,236 shares of restricted stock, the fair market price of which was $8.90 per share. The restricted stock shall vest over six years in the following increments: 15% on December 15, 2006; 10% on each of December 15, 2007 and December 15, 2008; 15% on December 15, 2009; 25% on December 15, 2010; and 25% on December 15, 2011. This vesting schedule includes certain accelerated vesting provisions that provide for conversion to pro-rata or straight-line vesting over the six year period in the event certain performance targets are met.

There have be no dividends paid with respect to the restricted stock. The value of the restricted stock disclosed above as of December 31, 2005 was: Mr. McDonald, $1,559,250; Mr. Davis, $779,625; Mr. Hill, $100,113; Mr. Kalbfleish, $100,113. This amount was calculated by multiplying the number of shares subject to each award by the $8.91 closing price of our Common Stock on December 30, 2005 as reported by the NASDAQ National Market.

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

(4)	Value of benefit from the Company match portion of contributions to the Company’s 401k Plan.

Option Grants in Last Fiscal Year to Named Executive Officers

There were no grants of stock options by us during the year ended December 31, 2005 to the named executive officers.

Option Exercises and Fiscal Year End Values

The following table sets forth information concerning the fiscal year-end number and value of unexercised options (market price of our Common Stock less the exercise price with respect to the named executive officers). No stock appreciation rights were outstanding as of December 31, 2005.

	Shares		Number of
	Acquired on	Value	Securities Underlying		Value of Unexercised
	Exercise	Realized	Unexercised Options		in-the-Money Options
Name	(#)	($)	at December 31, 2005(#)		at December 31, 2005($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John T. McDonald	36,316	$280,145	1,008,978	560,417	$6,769,662	$2,122,107
Jeffrey S. Davis	120,300	$830,050	238,582	272,917	$1,825,464	$1,021,982
Michael D. Hill	—	$—	21,875	28,125	$129,281	$166,219
Richard T. Kalbfleish	—	$—	5,000	15,000	$13,350	$40,050

(1)	Based on the fair market value of Perficient’s Common Stock at December 30, 2005 ($8.91 per share), as reported on the NASDAQ National Market.

Compensation of Directors

The director compensation plan provides for the following:

▪	Each new member of the board will receive an option for 15,000 shares, vesting ratably over a three-year period.

▪	Each non-employee board member will receive $500 for each board meeting attended.

▪	Each audit committee member will receive $1,250 for each audit committee meeting.

▪	Each compensation committee member will receive $500 for each compensation committee meeting.

▪	The chairman of the audit committee will receive an additional $5,000 quarterly and 5,000 vested options annually.

▪	The chairman of the compensation committee will receive an additional $2,500 quarterly.

▪	Each non-employee board member will receive 5,000 vested options annually.

▪	Each board member who serves on any committees of the board will receive an additional 5,000 vested options annually.

In 2005, Mr. Derrickson received $1,500, Mr. Lundeen received $28,750, Mr. Hopper received $6,250, Mr. Pickering received $5,750, and Mr. Johnsen received $2,500 in Board of Directors fees for fiscal 2005. In addition, in 2005, Mr. Derrickson received 10,000 options, fully vested, for being a non-employee board member and for serving on the audit committee, Mr. Hopper received 35,000 options, fully vested, for being a non-employee board member and for serving on the compensation, audit and nominating committees, Mr. Johnsen received 10,000 options, fully vested, for being a non-employee board member and for serving on the compensation committee, Mr. Pickering received 10,000 options, fully vested, for being a non-employee board member and for serving on the nominating committee, and Mr. Lundeen received 45,000 options, fully vested, for being a non-employee board member, for serving on the compensation and nominating committees, and for chairing and serving on the audit committee. All directors are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings. In March 2005, the director compensation plan was amended to increase the cash compensation payable to the chairman of the audit committee and the compensation committee to $5,000 and $2,500 per quarter, respectively.

Employment Arrangements

We had a two-year employment agreement with Mr. McDonald that expired on December 31, 2005. This employment agreement provided for the following compensation:

▪	an annual salary of $225,000 with an increase to $250,000 per annum if the Company’s net revenue per quarter equaled or exceeded ten million dollars at any time following January 1, 2004;

▪
the grant of options to purchase 150,000 shares of our Common Stock for each year of service under the agreement, vesting over a four year period, and all granted at the beginning of the employment agreement;

▪	an annual performance bonus equal to 100% of Mr. McDonald’s annual salary in the event we achieved certain performance targets approved by our Board of Directors; and

▪
24 months’ severance pay plus bonus, option vesting acceleration and benefits and the use of his office and administrative assistance if Mr. McDonald was terminated without cause (or if he voluntarily terminated his employment following a change in control).

Mr. McDonald achieved his entire annual performance bonus in each of 2004 and 2005 in accordance with the terms of his employment agreement with us.

On March 28, 2006, we entered into a new three-year employment agreement with Mr. McDonald, to be effective as of January 1, 2006, which will expire December 31, 2008. Mr. McDonald’s new employment agreement provides for the following compensation:

▪	an annual salary of $250,000;

▪	an annual performance bonus of up to 200% of Mr. McDonald’s annual salary in the event we achieve certain performance targets approved by our Board of Directors;

▪	death benefits of a lump-sum payment equal to two year’s annual salary and bonus;

▪	disability benefits of two year’s annual salary and maximum target bonus, paid over 24 months;

▪
severance benefits of a lump-sum payment equal to two year’s annual salary and maximum target bonus, option and restricted stock vesting acceleration, and welfare benefits and the use of his office and administrative assistance for 24 months if Mr. McDonald is terminated without cause; and

▪
severance benefits as specified above if Mr. McDonald’s employment is terminated for any reason at any time within the two year period following a change in control, as well as compensation for any excise taxes paid as a result of excess parachute payments arising from the change in control.

Mr. McDonald has agreed to refrain from competing with us for a period of five years following the termination of his employment.

We have a two-year employment agreement with Mr. Jeff Davis that expires on June 30, 2006. Mr. Davis’s employment agreement provides for the following compensation:

▪	an annual salary of $205,000;

▪	an annual performance bonus equal to 50% of his annual salary in the event we achieve certain performance targets approved by our Board of Directors;

▪
12 months’ severance pay, option vesting acceleration and other health and medical benefits if Mr. Davis was terminated without cause, and if the termination followed a change in control, he would also have received the performance bonus of 50% of his annual salary.

Mr. Davis’s salary was increased to $228,000 in 2004 as a result of the Company’s net revenue per quarter exceeding ten million dollars. Mr. Davis’s salary was increased to $250,000 effective January 1, 2006 pursuant to a new employment agreement which is currently being negotiated. Mr. Davis achieved his entire annual performance bonus in each of 2004 and 2005 in accordance with the terms of his employment agreement with us.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Hopper, Johnsen and Lundeen. None of these committee members was an officer or employee of our company or any of our subsidiaries at any time during fiscal 2005 or at any other time. None of our executive officers served on the board of directors of any company of which one of our directors was an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 8, 2006 for (i) each person or entity who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each such class; (ii) each executive officer listed in the Summary Compensation table below; (iii) each of our directors; and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares Beneficially Owned	Percent of Class(2)
John T. McDonald(3)	1,642,316	6.5%
Jeffrey S. Davis(4)	308,020	1.3%
Michael D. Hill(5)	36,236	*
Richard T. Kalbfleish(6)	17,486	*
David S. Lundeen(7)	428,962	1.8%
Max D. Hopper(8)	55,000	*
Kenneth R. Johnsen(9)	28,750	*
Ralph C. Derrickson(10)	23,750	*
Robert H. Drysdale(11)	1,466,013	6.1%
Morton Meyerson(12)	2,358,013	9.7%
2M Technology Ventures, L.P.(13)	2,166,500	8.9%
All executive officers and directors as a group (8 persons)	2,540,520	9.9%
TOTAL	6,364,546	24.8%

(1)	Unless otherwise indicated, the address of each person or entity is 1120 South Capital of Texas Highway, Suite 220, Building 3, Austin, Texas 78746.

(2)	The percentage of common stock owned is based on total shares outstanding of 24,212,964 as of March 8, 2006.

(3)
Includes 1,027,795 shares of common stock issuable upon the exercise of options. Does not include options to purchase 531,250 shares of common stock that are not exercisable within 60 days of the date hereof. Mr. McDonald’s total share ownership, including options that are not exercisable within 60 days of the date hereof, is 2,173,566.

(4)	Includes 136,811 shares of common stock issuable upon the exercise of options. Mr. Davis’s address is 622 Emerson Road, Suite 400, Creve Coeur, Missouri 63141.

(5)	Includes 25,000 shares of common stock issuable upon the exercise of options.

(6)	Includes 6,250 shares of common stock issuable upon the exercise of options.

(7)	Includes 125,000 shares of common stock issuable upon the exercise of options.

(8)	Includes 55,000 shares of common stock issuable upon the exercise of options.

(9)	Includes 28,750 shares of common stock issuable upon the exercise of options.

(10)	Includes 23,750 shares of common stock issuable upon the exercise of options.

(11)	Robert H. Drysdale’s address is 142 Hanapepe Loop, Honolulu, Hawaii 96825

(12)	Includes 2,166,500 shares beneficially owned by 2M Technology Ventures, L.P. Morton H. Meyerson’s address is 3401 Armstrong Avenue, Dallas, Texas 75205.

(13)	2M Technology Ventures, L.P.’s address is 3401 Armstrong Avenue, Dallas, Texas 75205.

Equity Compensation Plan Information

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2005. “Not Approved” options includes all Non-1999 Plan options.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity-Compensation Plans Approved by Security Holders (1)	4,851,526	$3.56	1,444,619
Equity-Compensation Plans Not Approved by Security Holders (2)(3)(4)	416,784	$3.08	—
TOTAL	5,268,310	$3.53	1,444,619

(1)
Represents shares issuable from the 8,189,063 shares authorized for issuance under the Perficient, Inc, 1999 Stock Option/Stock Issuance Plan. The automatic share increase program provides for an increase each year equal to 8% of the outstanding Common Stock on the last trading day in December of the previous year, but in no event will any such annual increase exceed 1,000,000 shares of Common Stock. Pursuant to our automatic share increase program, 1,000,000 additional shares were authorized for issuance under the Plan as of January 1, 2006. Also includes 500,000 shares reserved for issuance under the Perficient, Inc. Employee Stock Purchase Plan, which was approved by stockholders on November 17, 2005 Annual Meeting.

(2)
Represents options to purchase 106,383 shares of Common Stock with an exercise price of $0.31 per share that were granted in September 2001 to John T. McDonald, our Chief Executive Officer and Chairman of the Board, in lieu of a $50,000 cash bonus. These options are fully vested and exercisable for a period of 10 years from the date of grant. Upon termination of employment the options will be exercisable for 90 days.

(3)
In connection with our acquisition of Javelin Solutions, Inc. and our acquisition of Primary Webworks, Inc. d/b/a Vertecon, Inc., we assumed Javelin’s stock option plan and Vertecon’s stock option plan and all the outstanding options thereunder. Each outstanding option under the Javelin plan and the Vertecon plan was converted into an option to purchase our Common Stock. No future awards may be made under the respective plans. These amounts include (i) options to purchase approximately 68,154 shares of our Common Stock exercisable for a weighted-average exercise price of $1.43 per share issued in connection with our assumption of the Javelin plan and (ii) options to purchase approximately 55,937 shares of our Common Stock exercisable for a weighted-average exercise price of $4.40 per share issued in connection with our assumption of the Vertecon plan. These options are fully vested and exercisable for a period of approximately 10 years from the date of grant. Upon termination of employment the options will be exercisable for 90 days.

(4)
The amounts include options to purchase 32,136 shares of our Common Stock with an exercise price of $16.94 per share, options to purchase 107,475 shares of our Common Stock with an exercise price of $3.36 per share, and options to purchase 46,699 shares of our Common Stock with an exercise price of $0.02 per share that were issues to certain employees of Compete, Inc. and assumed in connection with our May 2000 acquisition of Compete, Inc. These options are fully vested and exercisable for a period of 10 years from the date of grant. Upon termination of employment the options will be exercisable for the remainder of their option term.

Item 13. Certain Relationships and Related Transactions.

In November 2005, John T. McDonald, our Chairman of the Board and Chief Executive Officer, exercised a warrant for 38,350 shares of Perficient Common Stock. This warrant was originally purchased by Mr. McDonald in connection with his purchase of the Series A Preferred Stock of the Company in 2001, which issuance of stock is described in the notes to the audited financial statements contained herein.

Item 14. Principal Accountant Fees and Services.

The following table discloses the approximate aggregate fees and expenses for professional services rendered by BDO Seidman, LLP for the fiscal years ending December 31, 2005, and 2004.

	Year Ended December 31,
	2005	2004
Audit fees	$1,056,000	$145,000
Audit-related fees	$5,000	$4,000
Tax fees	$—	$—
All other fees	$—	$—

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and of management’s assessment and the operating effectiveness of internal control over financial reporting including in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings, other statutory or regulatory filings, and services that are normally provided in connection with such filings.

Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our annual or quarterly financial statements.

Although there were none in 2005 and 2004, tax fees would primarily include professional services performed with respect to review of our original and any amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation.

Although there were none in 2005 and 2004, all Other Fees would represent fees for other permissible work performed that does not meet the above category descriptions.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit services, and non-audit services that are permitted by applicable laws and regulations, that are to be performed by our independent auditors. As part of those policies and procedures, the Audit Committee has pre-approved specific audit and audit-related services that may be provided by our independent auditors subject to certain maximum dollar amounts. No further approval by the Audit Committee is required in advance of services falling within the specific types of services and cost-levels included in the pre-approved services. Any proposed services not specifically pre-approved or exceeding pre-approved cost levels require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements:
Page

Report of Independent Registered Public Accounting Firm (BDO Seidman, LLP)	F - 2

Report of Independent Registered Public Accounting Firm (Ernst & Young, LLP)	F - 3

Consolidated Balance Sheets at December 31, 2004 and 2005	F - 4

Consolidated Statements of Operations for the years ended December 31, 2003, 2004
and 2005	F - 5

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
for the years ended December 31, 2003, 2004 and 2005	F - 6

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004
and 2005	F - 7

Notes to Consolidated Financial Statements	F - 8

(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves	F - 27

(b) Exhibits:

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: March 30, 2006	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer

Date: March 30, 2006	By:	/s/ Michael D. Hill
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	March 30, 2006
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson	Director	March 30, 2006
Ralph C. Derrickson

/s/ Max D. Hopper	Director	March 30, 2006
Max D. Hopper

/s/ Kenneth R. Johnsen	Director	March 30, 2006
Kenneth R. Johnsen

/s/ David S. Lundeen	Director	March 30, 2006
David S. Lundeen

EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 2, 2004, by and among Perficient, Inc., Perficient Genisys, Inc., Genisys Consulting, Inc. and certain shareholders of Genisys Consulting, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 16, 2004 and incorporated herein by reference

2.2

Agreement and Plan of Merger, dated as of June 18, 2004, by and among Perficient, Inc., Perficient Meritage, Inc., Meritage Technologies, Inc., and Robert Honner, as Stockholder Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated herein by reference

2.3

Asset Purchase Agreement, dated as of December 17, 2004, by and among Perficient, Inc., Perficient ZettaWorks, Inc. and ZettaWorks LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference

2.4

Asset Purchase Agreement, dated as of June 10, 2005, by and among Perficient, Inc., Perficient iPath, Inc. and iPath Solutions, Ltd., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

2.5

Asset Purchase Agreement, dated as of September 2, 2005, by and among Perficient, Inc., Perficient Vivare, Inc., Vivare, LP and the other signatories thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 9, 2005 and incorporated herein by reference

3.1

Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2

Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3

Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4

Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1

Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2

Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

1

Exhibit Number	Description
4.3

Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4	Form of Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) and incorporated by reference herein
10.1†

Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our quarterly report on Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein

10.2†

Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.3†

Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Commission as Appendix A to the Registrant's Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.4†*	Form of Restricted Stock Agreement
10.5

Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.6

Employment Agreement between Perficient, Inc. and John T. McDonald dated January 1, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference

10.7†*	Employment Agreement between Perficient, Inc. and John T. McDonald dated March 28, 2006, and effective as of January 1, 2006
10.8†

Employment Agreement between Perficient, Inc. and Jeffrey Davis dated June 20, 2004, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.9

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

10.10*	Lease dated April 7, 2003 by and between CarrAmerica Realty, L.P. and Perficient, Inc.
10.11*	Amendment dated May 31, 2005 to existing lease by and between CarrAmerica Realty, L.P. and Perficient, Inc.
10.12*	Amendment dated March 22, 2006 to existing lease by and between CarrAmerica Realty, L.P. and Perficient, Inc.
10.13*	Lease by and between Cornerstone Opportunity Ventures, LLC and Perficient, Inc.
10.14

First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

2

Exhibit Number	Description
10.15

Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

14.1	Corporate Code of Business Conduct and Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein
14.2	Financial Code of Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein
21.1*	Subsidiaries
23.1*	Consent of BDO Seidman, LLP
23.2*	Consent of Ernst and Young LLP
24.1	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.

3

PERFICIENT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Perficient, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the schedule for the years ended December 31, 2005 and 2004 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the years ended December 31, 2005 and 2004 presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perficient, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2006 expressed an adverse opinion thereon.

BDO Seidman, LLP

Houston, Texas
March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Perficient, Inc.

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity and comprehensive income and cash flows of Perficient, Inc. for the year ended December 31, 2003. Our audit also included the 2003 financial information in the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Perficient, Inc. for the year ended December 31, 2003, in conformity with U.S. general accepted accounting principles. Also, in our opinion, the 2003 financial information included in the related financial statement schedule, when taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Austin, Texas
January 9, 2004

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2005

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,905,460	$5,096,409
Accounts receivable, net of allowance for doubtful accounts of $654,180 in 2004 and $343,238 in 2005	20,049,500	23,250,679
Other current assets	336,309	2,416,782
Total current assets	24,291,269	30,763,870
Property and equipment:
Hardware	2,079,521	2,708,269
Furniture and fixtures	726,570	781,265
Leasehold improvements	125,797	149,892
Software	427,178	473,554
Accumulated depreciation and amortization	(2,553,235)	(3,152,844)
Property and equipment, net	805,831	960,136
Goodwill	32,818,431	46,263,346
Other intangible assets, net of amortization	4,521,460	5,768,479
Other assets	145,374	1,179,070
Total assets	$62,582,365	$84,934,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,927,523	$3,773,614
Current portion of long-term debt	1,135,354	1,337,514
Other current liabilities	6,750,968	8,330,809
Current portion of note payable to related party	243,847	243,847
Total current liabilities	15,057,692	13,685,784
Note payable to related party, less current portion	226,279	—
Long-term debt, less current portion	2,676,027	5,338,501
Total liabilities	17,959,998	19,024,285

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 8,000,000 shares authorized; no shares issued and outstanding as of December 31, 2004 and 2005	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,913,532 shares issued and outstanding as of December 31, 2004 and 23,908,136 shares issued and outstanding as of December 31, 2005	20,914	23,908
Additional paid-in capital	102,637,699	119,572,658
Unearned stock compensation	(1,656,375)	(4,453,172)
Accumulated other comprehensive loss	(57,837)	(87,496)
Retained deficit	(56,322,034)	(49,145,282)
Total stockholders’ equity	44,622,367	65,910,616
Total liabilities and stockholders’ equity	$62,582,365	$84,934,901

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
Revenue:
Services	$24,534,617	$43,330,757	$83,739,808
Software	3,786,864	13,169,693	9,386,983
Reimbursable expenses	1,870,441	2,347,223	3,870,410
Total revenue	30,191,922	58,847,673	96,997,201
Cost of revenue (exclusive of depreciation shown separately below):
Project personnel costs	13,411,762	26,072,516	51,140,335
Software costs	3,080,894	11,341,145	7,722,166
Reimbursable expenses	1,870,441	2,347,223	3,870,410
Other project related expenses	453,412	267,416	1,845,873
Total cost of revenue	18,816,509	40,028,300	64,578,784
Gross margin	11,375,413	18,819,373	32,418,417
Selling, general and administrative	7,993,008	11,067,792	17,917,330
Depreciation	670,436	512,076	614,803
Intangibles amortization	610,421	696,420	1,611,082
Income from operations	2,101,548	6,543,085	12,275,202
Interest income	3,286	2,564	15,296
Interest expense	(285,938)	(137,278)	(658,597)
Other income (expense)	(13,459)	32,586	42,561
Income before income taxes	1,805,437	6,440,957	11,674,462
Provision for income taxes	755,405	2,527,669	4,497,710
Net income	$1,050,032	$3,913,288	$7,176,752
Accretion of dividends on preferred stock	(157,632)	—	—
Net income available to common stockholders	$892,400	$3,913,288	$7,176,752
Basic net income per share available to common stockholders	$0.08	$0.22	$0.33
Diluted net income per share available to common stockholders	$0.07	$0.19	$0.28
Shares used in computing basic net income per share	11,364,203	17,648,575	22,005,154
Shares used in computing diluted net income per share	15,306,151	20,680,507	25,242,496

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2003, 2004 AND 2005

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Warrants	Additional Paid-in Capital	Deferred Stock Compen- sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2003	3,095,000	$3,095	10,537,226	$10,537	$603,240	$75,390,104	$(164,773)	$(35,366)	$(61,285,354)	$14,521,483
Conversion of preferred stock	(3,095,000)	(3,095)	3,114,840	3,115	—	(20)	—	—	—	—
Forfeiture of merger consideration	—	—	(44,787)	(45)	—	(64,448)	—	—	—	(64,493)
Series A dividend payment	—	—	—	—	—	(45,457)	—	—	—	(45,457)
Other	—	—	10,327	10	—	10,215	—	—	—	10,225
Warrants exercised	—	—	151,500	151	(64,500)	364,349	—	—	—	300,000
Stock options exercised	—	—	264,140	265	—	133,185	—	—	—	133,450
Deferred stock compensation	—	—	—	—	—	(2,223)	2,223	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	135,927	—	—	135,927
Preferred stock issuance costs	—	—	—	—	—	(8,665)	—	—	—	(8,665)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(16,464)	—	(16,464)
Net income	—	—	—	—	—	—	—	—	1,050,032	1,050,032
Total comprehensive income										1,033,568
Balance at December 31, 2003	—	—	14,033,246	14,033	538,740	75,777,040	(26,623)	(51,830)	(60,235,322)	16,016,038
Warrants exercised	—	—	1,277,145	1,278	(477,374)	3,015,966	—	—	—	2,539,870
Stock options exercised	—	—	491,804	492	—	656,473	—	—	—	656,965
Issuance of stock for Genisys Acquisition	—	—	1,687,439	1,687	—	6,780,864	—	—	—	6,782,551
Issuance of stock for Meritage Acquisition	—	—	1,168,219	1,168	—	4,198,832	—	—	—	4,200,000
Issuance of stock for ZettaWorks Acquisition	—	—	1,193,179	1,193	—	7,790,266	—	—	—	7,791,459
Issuance of stock for private placement	—	—	800,000	800	388,800	1,970,191	—	—	—	2,359,791
Tax effect of non-qualified stock option exercises	—	—	—	—	—	341,789	—	—	—	341,789
Deferred stock compensation	—	—	262,500	263	—	1,656,112	(1,656,375)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	26,623	—	—	26,623
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6,007)	—	(6,007)
Net income	—	—	—	—	—	—	—	—	3,913,288	3,913,288
Total comprehensive income										3,907,281
Balance at December 31, 2004	—	—	20,913,532	20,914	450,166	102,187,533	(1,656,375)	(57,837)	(56,322,034)	44,622,367
Warrants exercised	—	—	88,157	88	(86,809)	243,864	—	—	—	157,143
Stock options exercised	—	—	1,354,207	1,354	—	2,703,021	—	—	—	2,704,375
Issuance of stock for iPath Acquisition	—	—	623,803	624	—	4,515,710	—	—	—	4,516,334
Issuance of stock for Vivare Acquisition	—	—	618,500	618	—	4,347,437	—	—	—	4,348,055
Forfeiture of merger consideration	—	—	(46,403)	(46)	—	(196,080)	40,840	—	—	(155,286)
Tax effect of non-qualified stock option exercises	—	—	—	—	—	2,306,199	—	—	—	2,306,199
Deferred stock compensation	—	—	356,340	356	—	3,101,617	(3,101,973)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	264,336	—	—	264,336
Foreign currency translation adjustment	—	—	—	—	—	—	—	(29,659)	—	(29,659)
Net income	—	—	—	—	—	—	—	—	7,176,752	7,176,752
Total comprehensive income										7,147,093
Balance at December 31, 2005	—	$—	23,908,136	$23,908	$363,357	$119,209,301	$(4,453,172)	$(87,496)	$(49,145,282)	$65,910,616

The accompanying notes are an integral part of consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Year Ended December 31,
	2003	2004	2005
OPERATING ACTIVITIES
Net income	$1,050,032	$3,913,288	$7,176,752
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	670,436	512,076	614,803
Intangibles amortization	610,421	696,420	1,611,082
Bad debt expense, net of recoveries	444,544	33,500	(104,041)
Non-cash stock compensation	135,927	26,623	264,336
Non-cash interest expense	72,383	—	23,721
Tax benefit on stock option exercises	—	341,789	2,306,199
Loss on disposal of assets	30,954	—	—
Changes in operating assets and liabilities (net of the effect of acquisitions):
Accounts receivable	(2,021,803)	(8,153,021)	252,158
Other assets	199,753	76,261	(1,865,635)
Accounts payable	(297,185)	5,296,844	(3,155,200)
Other liabilities	990,015	1,293,999	563,239
Net cash provided by operating activities	1,885,477	4,037,779	7,687,414
INVESTING ACTIVITIES
Purchase of property and equipment	(191,207)	(430,169)	(691,047)
Additions to software developed for internal use	—	—	(598,508)
Purchase of businesses, net of cash acquired	—	(10,733,722)	(9,703,984)
Payments on Javelin notes	(500,000)	—	(250,000)
Proceeds from disposal of assets	1,950	—	—
Net cash used in investing activities	(689,257)	(11,163,891)	(11,243,539)
FINANCING ACTIVITIES
Payments on capital lease obligation	(569,695)	—	—
Proceeds from revolving line of credit	166,282	4,000,000	12,000,000
Payments on revolving line of credit	—	—	(8,000,000)
Payments on long-term debt	(706,293)	(521,671)	(1,135,366)
Deferred offering costs	—	—	(941,968)
Preferred stock issuance costs	(8,665)	—	—
Payment of dividends	(45,457)	—	—
Proceeds from the exercise of stock options	133,450	656,965	2,704,375
Proceeds from the exercise of warrants	300,000	2,539,870	157,143
Proceeds from stock issuances, net	—	2,373,162	—
Net cash provided by (used in) financing activities	(730,378)	9,048,326	4,784,184
Effect of exchange rate on cash and cash equivalents	(1,449)	(6,149)	(37,110)
Change in cash and cash equivalents	464,393	1,916,065	1,190,949
Cash and cash equivalents at beginning of period	1,525,002	1,989,395	3,905,460
Cash and cash equivalents at end of period	$1,989,395	$3,905,460	$5,096,409
Supplemental disclosures:
Interest paid	$207,326	$141,456	$594,227
Cash paid for income taxes	$449,768	$2,255,987	$3,684,133
Non cash activities:
Common stock and options issued in purchase of businesses	$—	$18,774,010	$8,864,389
Forfeiture of merger consideration	$—	$—	$155,286
Reduction of goodwill as a result of utilization of net tax operating losses from acquisitions which had previously been fully reserved, forfeiture of restricted stock used for acquisition purchase consideration and changes in estimated acquisition transaction costs	$—	$644,064	$670,170
Deferred stock compensation from issuance of restricted stock	$—	$1,656,375	$3,101,973

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

The Company was incorporated on September 17, 1997 in Texas. The Company began operations in 1997. On May 3, 1999 the Company reincorporated in Delaware. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries including Perficient Canada Corp., Core Objective, Inc., Perficient Genisys, Inc., Perficient Meritage, Inc., Perficient Zettaworks, Inc., Perficient iPath, Inc., Perficient Vivare, Inc. and Perficient International Ltd. As of December 31, 2005, ,1028052 Ontario, Inc., Perficient Vertecon, Inc. and Perficient Javelin, Inc. have been dissolved or merged into Perficient, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current period presentation.

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

     We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) acceptance has occurred, and (4) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

Cash Equivalents

Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost. The Company maintains an allowance for doubtful accounts related to its accounts receivables that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

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

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviewed other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2005.

Other intangible assets, including amounts allocated to customer relationships, customer backlog, non-compete arrangements and internally developed software, are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from nine months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Impairment of Long-Lived Assets

Business acquisitions typically result in goodwill, and the recorded values of goodwill may become impaired in the future. The evaluation of the potential impairment of such goodwill requires us to make estimates and assumptions that affect the Company’s consolidated financial statements. Management assesses potential impairments of goodwill on an annual basis or when there is evidence that events or changes in circumstances indicate that the carrying amount may not be recovered. Management’s judgments regarding the existence of impairment indicators and fair values related to goodwill are based on operational performance of the businesses, market conditions and other factors. Future events could cause management to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have an adverse impact on the Company’s results of operations. Management assessed goodwill for impairment at October 1, 2005. This analysis indicated that there was no impairment of the carrying values of goodwill.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates its long-lived tangible assets and intangible assets other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets, which it adopted as of January 1, 2002. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of December 31, 2005.

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

Foreign Currency Transactions

For the Company’s foreign subsidiaries, the functional currency has been determined to be the local currency, and therefore, assets and liabilities are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded in aggregate as a component of stockholders’ equity. Gains and losses from foreign currency denominated transactions, including a $15,800 gain in 2003, a $3,100 gain in 2004 and a $14,300 loss in 2005, are included in other income (expense). Due to the wind down of the United Kingdom subsidiary, a foreign currency gain of $15,500 was transferred from cumulative translation adjustments and included as a component of net income for the year ended December 31, 2003. There were no operations in the United Kingdom subsidiary in 2004 or 2005.

Segments

The Company follows the provisions of the SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operates as a single segment for all periods presented. The Company’s chief operating decision maker is considered to be the Company’s President and Chief Operating Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to account for its employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which allows the use of the intrinsic value method. The Company’s basis for electing accounting treatment under APB 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2003, 2004 and 2005, as follows, with a weighted-average life of options of 5 years used for each of the years presented:

Year End December 31,	Risk-Free Interest Rate	Dividend Yield	Volatility Factor
2003	2.98%	0%	1.515
2004	3.61%	0%	1.388
2005	3.72%	0%	1.405

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models in general require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its stock options. The accounting policy for recognizing compensation cost for these awards with graded (pro rata) vesting is the straight-line method.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year ended December 31,
	2003	2004	2005
Net income available to common stockholders as reported	$892,400	$3,913,288	$7,176,752
Total stock-based compensation costs included in the determination of net income available to common stockholders as reported, net of tax	135,927	26,623	162,567
The stock-based employee compensation cost that would have been included in the determination of net income available to common stockholders if the fair value based method had been applied to all awards, net of tax	(1,147,235)	(1,015,627)	(2,609,154)
Pro forma net income (loss)	$(118,908)	$2,924,284	$4,730,165

Income (loss) per share
Basic - as reported	$0.08	$0.22	$0.33
Diluted - as reported	$0.07	$0.19	$0.28
Basic - pro forma	$(0.01)	$0.17	$0.23
Diluted - pro forma	$(0.01)	$0.14	$0.20

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at amounts which approximate fair value due to the near term maturities of these instruments and the variable interest rates on the Company’s accounts receivable line of credit.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in our income statement based on their fair values. This non-cash stock compensation is related to past grants which are not fully vested as of December 31, 2005 and all future grants. Following January 1, 2006, pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. The adoption of this Statement 123(R) will have a significant adverse impact on the Company’s consolidated statements of income and net income per share in future periods.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

▪
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

▪
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures based upon either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will use the modified prospective method beginning with the interim report on Form 10-Q for the period ending March 31, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in this Notes 2 to these consolidated financial statements. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, the Company’s current best estimate for 2006 stock-based compensation expense is approximately $3 million before tax benefits. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Net Income Per Share

Computations of the net income per share are as follows:

	Year Ended December 31,
	2003	2004	2005
Net income	$1,050,032	$3,913,288	$7,176,752
Accretion of dividends on preferred stock	(157,632)	—	—
Net income available to common stockholders	$892,400	$3,913,288	$7,176,752
Basic:
Weighted-average shares of common stock outstanding	10,818,417	16,963,708	20,868,562
Weighted-average shares of common stock subject to contingency	545,786	684,867	1,136,592
Shares used in computing basic net income per share	11,364,203	17,648,575	22,005,154
Effect of dilutive securities:
Preferred stock	2,531,436	—	—
Stock options	1,410,512	2,835,672	3,104,758
Warrants	—	196,260	149,089
Unamortized stock compensation shares, tax benefit shares and unvested restricted stock shares, net	—	—	(16,505)
Shares used in computing diluted net income per share	15,306,151	20,680,507	25,242,496
Basic net income per share	$0.08	$0.22	$0.33
Diluted net income per share	$0.07	$0.19	$0.28

4.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. A substantial portion of the services the Company provides are built on IBM WebSphere® platforms and a significant number of its clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from the relationship with IBM. Revenue from IBM accounted for approximately 35%, 17% and 9% of total revenue for 2003, 2004 and 2005, respectively, and accounts receivable from IBM accounted for approximately 11% and 9% of total accounts receivable as of December 31, 2004 and 2005, respectively. While the dollar amount of revenue from IBM has remained relatively constant over the past three years, the percentage of total revenue from IBM has decreased as a result of the Company’s growth and corresponding customer diversification. The loss of the Company’s relationship with IBM, or a significant reduction in the services the Company provides for IBM would result in significantly decreased revenues and, as with the loss of any significant customer, management may need to counteract this type of revenue decrease by reducing headcount to align with the lower demand for the Company’s services. In addition, during 2005 the Company had a large telecom customer comprising approximately 7% of total revenue. Due to the Company’s significant fixed operating expenses, the loss of sales to IBM or any significant customer could result in the Company’s inability to generate net income or positive cash flow from operations for some time in the future.

5.   Employee Benefit Plan

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling approximately $143,000, $268,000 and $488,000 during 2003, 2004 and 2005, respectively, which vest over a three year period of service.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Intangible Assets with Indefinite Lives

The changes in the carrying amount of intangible assets with indefinite lives for the year ended December 31, 2005 are as follows (in thousands):

Goodwill
Balance at December 31, 2003	$11,329
Acquisitions consummated during 2004 (Note 13)	22,133
Utilization of net operating loss carryforwards	(644)
Balance at December 31, 2004	$32,818
Acquisitions consummated during 2005 (Note 13)	14,115
Utilization of net operating loss carryforwards, forfeiture of restricted stock used for acquisition purchase consideration and changes in estimated acquisition transaction costs	(670)
Balance at December 31, 2005	$46,263

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2004			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Business combinations:
Customer relationships	$3,000	$(410)	$2,590	$4,820	$(1,122)	$3,698
Non-competes	1,950	(213)	1,737	2,073	(621)	1,452
Customer backlog	400	(206)	194	130	(57)	73
Internally developed software				599	(54)	545
	$5,350	$(829)	$4,521	$7,622	$(1,854)	$5,768

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	5 - 8 years
Non-compete agreements	3 - 5 years
Customer backlog	6 months to 1 year
Internally developed software	5 years

The net carrying amount of intangible assets acquired in business combinations mainly relate to the Genisys Consulting Inc., Meritage Technologies, Inc., ZettaWorks LLC, iPath Solutions, Ltd., and Vivare, Inc. acquisitions consummated during 2004 and 2005.

Total amortization expense for the years ended December 31, 2003, 2004, and 2005 was approximately $610,000, $696,000 and $1,611,000, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows:

2006	$1,595,000
2007	$1,443,000
2008	$1,250,000
2009	$869,000
2010	$325,000
Thereafter	$287,000

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Stockholders’ Equity

Preferred Stock

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of June 26, 2002, with 2M Technology Ventures, L.P. (“2M”) under which the Company sold 1,111,000 shares of Series B Convertible Preferred Stock, par value of $0.001 per share ("Series B Preferred Stock"), to 2M for a purchase price of approximately $0.90 per share. Each share of Series B Preferred Stock was initially convertible into one share of Perficient common stock at the election of the holder. The agreement also stipulated criteria for the automatic conversion of Series B Preferred Shares into common shares in the event that the closing price for Perficient’s common stock is greater than $3.00 per share for 20 consecutive days with an average trading volume greater than 50,000 shares over that same period. As of November 11, 2003, the criteria for automatic conversion were met, and accordingly, all outstanding shares of Series B Preferred Stock were converted to 1,111,000 shares of common stock. The Series B Preferred Stock accrued dividends payable in common stock of the Company at an annual rate per share equal to $0.90 multiplied by an 8% interest rate. Accrued dividends amounted to approximately $157,000 for the year ended December 31, 2003. 2M was also given the option to purchase up to an additional 1,666,500 shares of Series B Preferred Stock on the same terms as described above; however, this option was not exercised and expired on June 26, 2003.

The Company entered into a Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001, with a limited number of investors under which the Company sold 1,984,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") to such investors for a purchase price of $1.00 per share. In connection with the sales of the Series A Preferred Stock, the Company also issued warrants to purchase 992,000 shares of common stock of the Company with an exercise price of $2.00 per share. Each share of Series A Preferred Stock was initially convertible into one share of common stock of the Company based on a conversion ratio as defined in the agreement, initially set at a $1.00 conversion price divided by the purchase price per share of Series A Preferred Stock, as adjusted from time to time based on certain anti-dilution provisions. As a result of the dilution caused by the Series B issuance discussed above, the conversion price for the Series A Preferred Stock decreased to approximately $0.99. Additionally, the number of shares purchasable under the warrants increased to 1,001,920 for an exercise price of $1.98 per share. Accrued dividends on the Series A Preferred Stock totaled approximately $210,617 on November 10, 2003, the automatic conversion date. The Company paid cash dividends totaling $45,457 to certain holders of Series A Preferred Stock who had voluntarily elected to convert their Series A Preferred Stock prior to the automatic conversion date. The accrued dividends on the Series A Preferred Stock that was not voluntarily converted prior to November 10, 2003 were forfeited under the terms of the Series A Preferred Stock designation.

Common Stock

In a private placement on June 16, 2004, the Company raised approximately $2.5 million of additional capital from investors by the issuance of 800,000 shares of the Company’s stock at a price of $3.09 per share. Under the terms of the Securities Purchase Agreement, the Company also issued warrants to the investors to purchase 160,000 shares of the Company’s common stock at a exercise price of $4.64 per share. These warrants have a term of two years. The fair value of these warrants of approximately $389,000 was calculated using the Black-Scholes pricing model with the following assumptions- risk free interest rate of 2.98%; dividend yield of 0%; and a volatility factor of 1.515. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these warrants have been accounted for as permanent equity instruments.

Stock Option Plans

In May 1999, the Company’s Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s commons stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company’s voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company’s repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate in the acquisition even if the options are assumed or that will accelerate if the optionee’s service is subsequently terminated.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company recognized $135,927, $26,623 and $264,336 of stock compensation expense during 2003, 2004 and 2005, respectively. The stock compensation expense in 2003 was a result of options granted prior to 2003 to employees with exercise prices below the fair market value of the underlying common stock on the date of grant. Stock compensation for 2004 and 2005 was a result of restricted stock grants during 2004 and 2005.

On December 15, 2004, the Company granted restricted stock awards under the 1999 Stock Option/Stock Issuance Plan to John T. McDonald, the Company’s Chief Executive Officer, and Jeffrey S. Davis, the Company’s President and Chief Operating Officer, of 175,000 and 87,500 shares of common stock, respectively. This equity grant vests over seven years, with a vesting schedule that is back-loaded but includes certain accelerated vesting provisions that provide for conversion to pro-rata or straight-line vesting over the seven year period in the event certain performance targets are met. On December 28, 2005, the Company granted restricted stock awards under the 1999 Stock Option/Stock Issuance Plan to Michael D. Hill, the Company’s Chief Financial Officer, and Richard T. Kalbfleish, the Company’s V.P. of Finance and Administration, of 11,236 shares of common stock each. This equity grant vests over six years, with a vesting schedule that is back-end loaded but includes certain accelerated vesting provisions that provide for conversion to pro-rata or straight-line vesting over the six year period in the event certain performance targets are met.

A summary of changes in common stock options during 2003, 2004 and 2005 is as follows:

	Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Options outstanding at January 1, 2003	4,390,726	$0.02 - $26.00	$2.82
Options granted	2,416,373	$0.50 - $ 2.81	$1.53
Options exercised	(264,140)	$0.03 - $ 1.39	$0.51
Options canceled	(816,767)	$0.03 - $26.00	$2.66
Options outstanding at December 31, 2003	5,726,192	$0.02 - $26.00	$2.42
Options granted	1,458,700	$3.00 - $ 6.31	$4.67
Options exercised	(491,804)	$0.03 - $ 4.50	$1.34
Options canceled	(253,829)	$0.50 - $13.25	$3.37
Options outstanding at December 31, 2004	6,439,259	$0.02 - $26.00	$2.97
Options granted	415,000	$7.34 - $ 9.19	$7.81
Options exercised	(1,354,207)	$0.03 - $ 8.10	$2.00
Options canceled	(231,742)	$0.03 - $16.00	$5.37
Options outstanding at December 31, 2005	5,268,310	$0.02 - $16.94	$3.53
Options vested, December 31, 2003	2,684,572	$0.02 - $16.94	$3.46
Options vested, December 31, 2004	3,226,827	$0.02 - $16.94	$2.85
Options vested, December 31, 2005	3,305,168	$0.02 - $16.94	$3.00

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is additional information related to stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$ 0.02 - $ 0.50	686,220	$0.38	6.19	624,875	$0.37
$ 0.74 - $ 1.15	647,596	$1.11	6.45	646,552	$1.11
$ 1.21 - $ 2.28	1,384,037	$2.09	7.53	799,037	$1.95
$ 2.77 - $ 3.75	1,072,111	$3.38	6.67	687,985	$3.54
$ 4.40 - $ 6.31	839,446	$5.86	8.41	179,754	$4.76
$ 6.97 - $16.94	638,900	$9.66	7.43	366,965	$11.27
$ 0.02 - $16.94	5,268,310	$3.53	7.17	3,305,168	$3.00

At December 31, 2003, 2004 and 2005, the weighted-average remaining contractual life of outstanding options was 8.31, 7.89 and 7.17 years, respectively. The weighted-average grant-date fair value per share of options granted during 2003, 2004 and 2005 at market prices was approximately $1.53, $4.67 and $7.81, respectively. During 2003, 2004 and 2005 there were no option grants at below market prices. The weighted-average grant-date fair value per share of options granted during 2003 at above market prices was approximately $1.15. During 2004 and 2005 there were no option grants at above market prices.

At December 31, 2005, no shares of common stock were reserved for future issuance upon conversion of preferred stock, 5,268,310 shares were reserved for future issuance upon exercise of outstanding options and 327,881 shares were reserved for future issuance upon exercise of outstanding warrants. At December 31, 2005, there were 613,627 shares of restricted stock outstanding under the 1999 Plan, none of which were vested, and are classified as equity.

The following table summarizes information regarding warrants outstanding and exercisable as of December 31, 2005:

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$21.00.......................	25,000
$12.00.......................	100,000
$8.00.........................	3,750
$4.64.........................	138,000
$1.98.........................	61,131
$1.98-$21.00...............	327,881

2005 Employee Stock Purchase Plan

In 2005, the Compensation Committee approved the 2005 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders at the 2005 Annual Meeting.

The ESPP is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted an option under the ESPP that would permit the purchase of Common Stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There are four three-month offering periods in each calendar year beginning on January 1, April 1, July 1, and October 1, respectively. The exercise price of options granted under the ESPP is an amount equal to 95% of the fair market value of the Common Stock on the date of exercise (occurring on, respectively, March 31, June 30, September 30, and December 31). The ESPP is designed to comply with Section 423 of the Code and thus is eligible for the favorable tax treatment afforded by Section 423.

8.   Line of Credit and Long Term Debt

On June 9, 2005, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association to be effective as of June 3, 2005. The amended agreement increases the total size of the Company’s senior bank credit facilities from $13 million to $28.5 million by increasing the accounts receivable line of credit from $9 million to $15 million and increasing the acquisition term line of credit from $4 million to $13.5 million. Borrowings are secured by essentially all assets of the Company.

     The accounts receivable line of credit, which expires in June 2008, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $15 million. Borrowings under this line of credit bear interest at the bank’s prime rate plus 1.25% (8.5% at December 31, 2005). As of December 31, 2005, there was $4.0 million outstanding under the accounts receivable line of credit and approximately $11.0 million of available borrowing capacity, excluding approximately $450,000 million reserved for two outstanding letters of credit to secure facility leases.

The Company’s $13.5 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of December 31, 2005 the balance outstanding under this acquisition line of credit was approximately $2.7 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.25% — the initial $2.5 million draw, of which $1.5 million remains outstanding, bears interest of 7.11% at December 31, 2005 and the subsequent $1.5 million draw, of which $1.2 million remains, bears interest of 6.90% at December 31, 2005 and are repayable in thirty-six equal monthly installments after the first three months which require payments of accrued interest only.

The Company is required to comply with various financial covenants under the $28.5 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation including pro forma adjustments for acquisitions on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of December 31, 2005, the Company was in compliance with all covenants under this facility. This credit facility is secured by essentially all assets of the Company.

Notes payable to related party at December 31, 2004 and 2005 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company’s acquisition of Javelin. The notes provide for payments totaling $1,500,000, of which $250,000 remained outstanding on December 31, 2005. The Company made payments totaling $62,500 in January 2004, $312,500 in April 2004, and $250,000 in April 2005. The Company expects to make the final payment of $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes are subordinate to the Company’s line of credit.

Future minimum term debt repayments as of December 31, 2005 are as follows and excludes the $4.0 million outstanding under the Company’s accounts receivable line of credit as of December 31, 2005 which matures in June 2008:

(in thousands)
2006	$1,581
2007	1,202
2008	137
Present value of debt commitments	2,920
Less current portion	1,581
Long term portion	$1,339

9.   Income Taxes

As of December 31, 2005, the Company had U.S. Federal tax net operating loss carry forwards of approximately $7.0 million that will begin to expire in 2020 if not utilized.

Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$386,147	$1,411,771	$1,147,987
Foreign	173,730	254,952	223,520
State	94,343	235,552	240,706
Total current	654,220	1,902,275	1,612,213
Tax benefit on acquired net operating loss carryforward	101,185	312,357	352,259
Tax benefit from stock options	—	341,789	2,306,199
Deferred:
Federal	—	(26,421)	201,024
Foreign	—	—	—
State	—	(2,331)	26,015
Total deferred	—	(28,752)	227,039
	$755,405	$2,527,669	$4,497,710

The components of pretax income for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Year Ended December 31,
	2003	2004	2005
Domestic	$1,517,251	$5,803,578	$11,266,939
Canada	186,491	602,111	409,212
United Kingdom	101,695	35,268	(1,689)
Total	$1,805,437	$6,440,957	$11,674,462

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities	$146,538	$140,474
Net operating losses	326,277	245,844
Deferred revenue	2,775	—
Bad debt reserve	221,459	109,931
	697,049	496,249
Valuation allowance	(555,733)	(360,847)
Net current deferred tax assets	$141,316	$135,402
Non-current deferred tax assets:
Net operating losses	$2,987,423	$2,577,336
Fixed assets	112,376	49,269
Deferred compensation	—	101,505
	3,099,799	2,728,110
Valuation allowance	(2,471,364)	(1,983,740)
Net non-current deferred tax assets	$628,435	$744,370

Deferred tax liabilities:
Current deferred tax liabilities:
Deferred income	$208,336	$93,661
Non-current deferred tax liabilities:
Deferred income	$180,494	$93,662
Foreign withholding tax on undistributed earnings	—	44,836
Intangibles	414,140	461,657
Total non-current deferred tax liabilities	$594,634	$600,155
Net current deferred tax asset (liability)	$(67,020)	$41,741
Net non-current deferred tax asset	$33,801	$144,215

The Company has established a valuation allowance to offset a portion of the Company's deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses. The valuation allowance decreased by approximately $330,000 during 2003, increased by approximately $1,970,000 during 2004 and decreased by approximately $683,000 during 2005. The 2004 increase is primarily due to acquisitions made in 2004 offset by $644,064 benefit of acquired net operating loss carryforwards. The 2005 decrease is primarily due to the benefiting of acquired net operating loss carryforwards. As of December 31, 2005, all of the valuation allowance relates to acquired entities, and as such, if realized, will reduce goodwill or other non-current assets prior to resulting in an income tax benefit.

During 2005, the Company determined that its undistributed earnings of foreign subsidiaries were no longer permanently reinvested. All of the undistributed earnings were deemed to have been repatriated during 2005 under U.S. tax law, and current federal and state taxes on the deemed repatriated amounts (less applicable foreign tax credits) are included in the respective current provisions. Upon actual repatriation of these earnings, in the form of dividends or otherwise, the Company will be subject to withholding taxes payable to the various foreign countries. A deferred tax liability has been recorded to reflect the foreign withholding tax. The foreign entities have minimal temporary items and thus no deferred taxes have been provided thereon.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following:

	Year Ended December 31,
	2003	2004	2005
Tax at statutory rate of 34%	$613,849	$2,189,926	$3,969,317
State taxes, net of federal benefit	125,494	180,220	503,568
Intangibles amortization	207,542	44,961	—
Effect of foreign operations	75,739	38,243	9,249
Change in valuation allowance	(330,332)	—	—
Other	63,113	74,319	15,576
	$755,405	$2,527,669	$4,497,710

10. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements, as amended. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

December 31,	Operating Leases
2006	$1,203,238
2007	956,616
2008	705,081
2009	619,522
2010	363,935
Thereafter	73,836
Total minimum lease payments	$3,922,228

Rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $1,322,000, $1,383,000 and $1,530,000, respectively.

In connection with certain of its acquisitions, the Company was required to establish various letters of credit totaling $450,000 with Silicon Valley Bank to serve as collateral for certain office space and equipment leases. These letters of credit with Silicon Valley Bank reduce the borrowings available under the Company’s line of credit with Silicon Valley Bank. One letter of credit of $200,000 will remain in effect through October 2009, and the other letter of credit of $250,000 will remain in effect through June 2007.

Subsequent to December 31, 2005, the Company amended an existing operating lease for one of its facilities increasing the future minimum commitments under the lease by approximately $566,000 and extending the lease term from an expiration date of April 2007 to April 2012. Also with this lease amendment, the monthly rental payments were reduced and the requirement for a $250,000 letter of credit has been removed.

Additionally, subsequent to December 31, 2005, the Company entered into a new operating lease for one of its facilities creating additional future minimum commitments under a lease agreement of approximately $434,000 with a lease term through September 2011.

Additionally, subsequent to December 31, 2005, the Company amended an existing operating lease for one of its facilities increasing the future minimum commitments under the lease by approximately $66,000 and extending the lease term from an expiration date of May 2006 to May 2008.

After including the new and amended leases subsequent to December 31, 2005, future minimum commitments under these lease agreements are as follows:

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Leases
2006	$1,063,671
2007	1,131,016
2008	960,204
2009	869,645
2010	622,990
Thereafter	379,089
Total minimum lease payments	$5,026,615

11.   Segments of Business and Geographic Area Information

The Company considers its business activities to constitute a single segment of business. A summary of the Company’s operations by geographic area follows:

	Year ended December 31,
	2003	2004	2005
Revenue:
United States	$29,169,721	$57,735,199	$95,721,425
Canada	905,905	1,112,474	1,275,776
United Kingdom	116,296	—	—
Total revenue	$30,191,922	$58,847,673	$96,997,201
Net income:
United States	$863,929	$3,511,335	$6,769,229
Canada	3,630	366,685	409,212
United Kingdom	182,473	35,268	(1,689)
Total net income	$1,050,032	$3,913,288	$7,176,752

	As of December 31,
	2004	2005
Identifiable assets:
United States	$62,243,063	$84,600,070
Canada	300,662	334,831
United Kingdom	38,640	—
Total identifiable assets	$62,582,365	$84,934,901

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Balance Sheet Components

	December 31,
	2004	2005
Accounts receivable:
Accounts receivable	$12,426,107	$17,013,131
Unbilled revenue	8,277,573	6,580,786
Allowance for doubtful accounts	(654,180)	(343,238)
Total	$20,049,500	$23,250,679

Other current assets:
Income tax receivable	$—	$1,367,246
Other current assets	336,309	1,049,536
Total	$336,309	$2,416,782

Other current liabilities:
Accrued bonuses	$2,094,987	$3,524,847
Accrued subcontractor fees	510,018	1,841,955
Other accrued expenses	1,702,853	1,202,188
Deferred revenue	624,349	1,084,129
Other payroll liabilities	714,049	502,983
Sales and use taxes	221,249	149,442
Accrued income taxes	170,354	25,265
Accrued vacation	395,127	—
Accrued acquisition costs related to ZettaWorks	317,982	—
Total	$6,750,968	$8,330,809

13. Business Combinations

Acquisition of Genisys Consulting, Inc.

 On April 2, 2004, the Company consummated the acquisition of Genisys Consulting, Inc. (“Genisys”), a privately held information technology consulting company, for total purchase consideration of approximately $8.8 million representing a net purchase price of approximately $9.1 net of liabilities acquired. This total purchase consideration consists of approximately $1.5 million in cash, transaction costs of approximately $0.5 million, approximately 1.7 million shares of Perficient’s common stock valued at $3.77 per share (approximately $6.4 million worth of Company’s common stock) and stock options valued at approximately $0.4 million. The total purchase consideration of $8.8 million has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.4 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on an independent appraisal and management’s estimate. The results of the Genisys operations have been included in the Company’s consolidated financial statements since April 2, 2004.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.1
Non-compete agreements	0.4
Customer backlog	0.2

Goodwill	7.4

Tangible assets and liabilities acquired:
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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Meritage Technologies, Inc.

     On June 18, 2004, the Company consummated the acquisition of Meritage Technologies, Inc. (“Meritage”), a privately held information technology consulting company for total purchase consideration of approximately $10.4 million, representing a net purchase price of approximately $9.2 million net of tangible net assets acquired. This total purchase consideration consists of approximately $2.9 million in cash, $2.4 of liabilities repaid on behalf of Meritage Technologies, Inc., transaction costs of approximately $0.9 million, and approximately 1.2 million shares of the Company’s common stock valued at approximately $3.595 per share (approximately $4.2 million worth of Company’s common stock). The total purchase price consideration of $10.4 million, including transaction costs of $0.9 million, has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.3 million. Goodwill is assigned at the enterprise level and is not expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate with assistance from an independent appraisal firm. The results of the Meritage operations have been included in the Company’s consolidated financial statements since June 18, 2004.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.3
Non-compete agreements	1.5
Deferred tax asset, net of valuation allowance	0.9

Goodwill	6.3

Tangible assets and liabilities acquired:
Accounts receivable	2.2
Property and equipment	0.1
Accounts payable and accrued expenses	(0.9)

Net assets acquired	$10.4

 The Company believes that the intangible assets acquired have useful lives of five years. The Company has accrued exit costs of approximately $0.2 million, which relate to lease obligations for excess office space that the Company has vacated. The estimated costs of vacating these leased facilities, including estimated costs to sub-lease, and sub-lease income were based on market information and trend analysis as estimated by the Company. It is reasonably possible that actual results could differ from these estimates in the near term. The Company has accrued severance of $0.2 million, which relate to severance and related payroll taxes for certain employees of Meritage impacted by the approved plan of termination. The Company acquired deferred tax assets of approximately $3.1 million. These assets primarily relate to net losses incurred by Meritage prior to the acquisition. The Company has placed a $2.2 million valuation allowance on these assets based on uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Acquisition of iPath Solutions, Ltd.

On June 10, 2005, the Company consummated the acquisition of iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company for total purchase consideration of approximately $9.9 million, representing a net purchase price of approximately $8.2 million net of tangible assets and liabilities acquired. This total purchase consideration consists of $3.9 million in cash, $0.9 million of liabilities repaid on behalf of iPath, transaction costs of approximately $0.6 million, and 623,803 shares of the Company’s common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company’s common stock). The total purchase price consideration of $9.9 million, including transaction costs of $0.6 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.3 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of the iPath operations have been included in the Company’s consolidated financial statements since June 10, 2005.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.7
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	7.3

Tangible assets and liabilities acquired:
Accounts receivable	1.6
Property and equipment	0.1
Accrued expenses	(0.1)

Net assets acquired	$9.9

The Company believes that the intangible assets acquired have useful lives of six months to five years.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Vivare, Inc.

 On September 2, 2005, the Company consummated the acquisition of Vivare, LP (“Vivare”), a privately held technology consulting company for total purchase consideration of approximately $9.8 million, representing a net purchase price of approximately $8.0 million net of tangible net assets acquired. This total purchase consideration consists of $4.95 million in cash, transaction costs of approximately $0.5 million, and 618,500 shares of the Company’s common stock valued at approximately $7.03 per share (approximately $4.35 million worth of Company’s common stock). The total purchase price consideration of $9.8 million, including transaction costs of $0.5 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.8 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management’s estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Vivare operations have been included in the Company’s consolidated financial statements since September 2, 2005.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	6.8

Tangible assets acquired:
Accounts receivable	1.7
Property and equipment	0.1

Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of nine months to six years.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Genisys Consulting, Inc., Meritage Technologies, Inc, ZettaWorks LLC, iPath Solutions, Ltd. and Vivare, Inc. for the years ended December 31, 2004 and 2005 after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2003, 2004 and 2005 or of future results of operations of the consolidated entities:

	December 31,
	2004	2005
Revenues	$105,448,105	$107,884,342
Net income	$3,000,808	$7,690,201
Basic income per share	$0.14	$0.34
Diluted income per share	$0.12	$0.30

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2005 and 2004. The quarterly operating results are not necessarily indicative of future results of operations. As described in Note 13, the Company has completed a number of business combinations at different points of these most recent eight quarters.

	Three Months Ended,
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue:	(Unaudited)
Services	$17,657,101	$19,233,997	$23,157,484	$23,691,226
Software	1,406,856	1,393,302	1,917,663	4,669,162
Reimbursable expenses	660,193	1,033,485	1,047,576	1,129,156
Total revenue	$19,724,150	$21,660,784	$26,122,723	$29,489,544
Gross margin	$6,720,248	$7,283,114	$9,298,452	9,116,603
Income from operations	$2,531,853	$2,755,828	$3,555,110	$3,432,411
Income before income taxes	$2,419,849	$2,650,112	$3,359,257	$3,245,244
Net income	$1,488,303	$1,626,811	$2,065,865	$1,995,773
Basic net income per share	$0.07	$0.08	$0.09	$0.09
Diluted net income per share	$0.06	$0.07	$0.08	$0.08

	Three Months Ended,
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue:	(Unaudited)
Services	$6,663,786	$9,653,450	$13,454,616	$13,558,905
Software	1,330,476	1,071,766	3,391,358	7,376,093
Reimbursable expenses	378,165	602,928	677,158	688,972
Total revenue	$8,372,427	$11,328,144	$17,523,132	$21,623,970
Gross margin	$3,035,493	$3,973,255	$5,676,887	$6,133,738
Income from operations	$1,031,699	$1,345,439	$1,912,729	$2,253,218
Income before income taxes	$1,019,518	$1,331,023	$1,881,427	$2,208,989
Net income	$620,518	$810,023	$1,146,089	$1,336,658
Basic net income per share	$0.04	$0.05	$0.06	$0.07
Diluted net income per share	$0.04	$0.04	$0.05	$0.06

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2005, 2004 and 2003
Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Recoveries	Write-Offs	Balance at End of Year

			(In thousands)
December 31, 2003	$661	$445	$—	$(483)	$623
December 31, 2004	$623	$33	$—	$(2)	$654
December 31, 2005	$654	$32	$(136)	$(207)	$343

Valuation Allowance on Deferred Tax Assets	Balance at Beginning of Year	Benefit Realized	Acquisitions Purchase Accounting	Write-Offs	Balance at End of Year

			(In thousands)
December 31, 2003	$1,387	$(330)	$—	$—	$1,057
December 31, 2004	$1,057	$—	$1,970	$—	$3,027
December 31, 2005	$3,027	$(446)	$—	$(236)	$2,345