Form 10-K/A
period 2005-12-31
PERFICIENT INC
filed 2006-05-10
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of March 8, 2006, there were 24,212,964 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 31, 2006 (the "Original Filing"). We are filing this Amendment No. 1 to correctly reflect on the cover page that the report contains disclosure of delinquent filers pursuant to Item 405 of Regulation S-K and to add the following sentence to the end of the second paragraph of Item 9A: "The Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of December 31, 2005, the Company's disclosure controls and procedures were not effective." This additional sentence does not change the conclusions as previously disclosed.

This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing or modify or update those disclosures that may have been affected by subsequent events.

Item 9A. Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management’s Annual Report on Internal Control Over Financial Reporting, the Company has identified significant deficiencies related to inadequate staffing levels which aggregated to a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of December 31, 2005, the Company's disclosure controls and procedures were not effective.

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

PERFICIENT, INC.

Date: May 10, 2006	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	May 10, 2006
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson*	Director	May 10, 2006
Ralph C. Derrickson

/s/ Max D. Hopper*	Director	May 10, 2006
Max D. Hopper

/s/ Kenneth R. Johnsen*	Director	May 10, 2006
Kenneth R. Johnsen

/s/ David S. Lundeen*	Director	May 10, 2006
David S. Lundeen

*	By:	/s/ Michael D. Hill
Michael D. Hill
Attorney-in-Fact

EXHIBITS

Exhibit Number	Description
23.1*	Consent of BDO Seidman, LLP
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.