Form 10-Q
period 2006-03-31
PERFICIENT INC
filed 2006-05-10
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.   Yes    ☑     No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

     As of May 8, 2006, there were 24,823,438 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,096,409	$2,336,790
Accounts receivable, net	23,250,679	23,407,646
Other current assets	2,416,782	1,815,267
Total current assets	30,763,870	27,559,703
Property and equipment, net	960,136	1,069,982
Goodwill	46,263,346	46,201,848
Intangible assets, net	5,768,479	5,391,177
Other non-current assets	1,179,070	1,517,585
Total assets	$84,934,901	$81,740,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,773,614	$2,651,403
Note payable and current portion of long-term debt	1,337,514	1,361,169
Other current liabilities	8,330,809	5,554,233
Current portion of note payable to related parties	243,847	248,448
Total current liabilities	13,685,784	9,815,253
Long-term borrowings, net of current portion	5,338,501	1,989,209
Total liabilities	19,024,285	11,804,462

Stockholders’ equity:
Common stock	23,295	23,676
Additional paid-in capital	115,120,099	117,450,735
Accumulated other comprehensive loss	(87,496)	(97,939)
Accumulated deficit	(49,145,282)	(47,440,639)
Total stockholders’ equity	65,910,616	69,935,833
Total liabilities and stockholders’ equity	$84,934,901	$81,740,295

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue:
Services	$17,657,101	$25,606,343
Software	1,406,856	2,682,052
Reimbursable expenses	660,193	1,355,598
Total revenue	19,724,150	29,643,993

Cost of revenue (exclusive of depreciation shown separately below):
Project personnel costs	10,920,496	16,265,590
Software costs	1,179,540	2,288,044
Reimbursable expenses	660,193	1,355,598
Other project related expenses	243,673	447,143
Total cost of revenue	13,003,902	20,356,375
Gross margin	6,720,248	9,287,618

Selling, general and administrative	3,734,183	5,637,948
Depreciation	177,336	167,717
Amortization of intangibles	276,876	424,891
Total operating expense	4,188,395	6,230,556

Income from operations	2,531,853	3,057,062

Interest income	1,663	1,596
Interest expense	(112,504)	(84,260)
Other	(1,163)	59,160
Income before income taxes	2,419,849	3,033,558
Provision for income taxes	931,546	1,328,915
Net income	$1,488,303	$1,704,643

Basic net income per share	$0.07	$0.07

Diluted net income per share	$0.06	$0.07
Shares used in computing basic net income per share	21,161,659	23,537,534
Shares used in computing diluted net income per share	24,804,451	26,183,393

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2006
(unaudited)

					Accumulated
	Common	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Warrants	Capital	Loss	Deficit	Equity
Balance at December 31, 2005	23,294,509	$23,295	$363,357	$114,756,742	$(87,496)	$(49,145,282)	$65,910,616
Warrants exercised	10,000	10	(24,300)	70,690	—	—	46,400
Stock options exercised	369,296	369	—	646,365	—	—	646,734
Purchases of stock from Employee Stock Purchase Plan	1,713	2	—	18,892		—	18,894
Tax benefit of stock option exercises	—	—	—	894,919	—	—	894,919
Stock compensation	—	—	—	724,070	—	—	724,070
Foreign currency translation adjustment	—	—	—	—	(10,443)	—	(10,443)
Net income	—	—	—	—	—	1,704,643	1,704,643
Total comprehensive income							1,694,200
Balance at March 31, 2006	23,675,518	$23,676	$339,057	$117,111,678	$(97,939)	$(47,440,639)	$69,935,833

See accompanying notes to interim unaudited condensed consolidated financial statements

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2006
OPERATING ACTIVITIES
Net income	$1,488,303	$1,704,643
Adjustments to reconcile net income to net cash used in operations:
Depreciation	177,336	167,717
Amortization of intangibles	276,876	424,891
Non-cash stock compensation	59,157	724,070
Non-cash interest expense	8,870	4,601

Changes in operating assets and liabilities:
Accounts receivable	2,484,322	(157,783)
Other assets	(433,296)	324,491
Accounts payable	(4,261,345)	(1,122,707)
Other liabilities	(2,070,366)	(2,776,896)
Net cash used in operating activities	(2,270,143)	(706,973)

INVESTING ACTIVITIES
Purchase of property and equipment	(171,712)	(277,563)
Capitalization of software developed for internal use	—	(47,589)
Net cash used in investing activities	(171,712)	(325,152)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	4,000,000	—
Payments on short-term borrowings	(2,000,000)	(3,000,000)
Payments on long-term debt	(191,991)	(325,637)
Deferred offering costs	(565,698)	—
Tax benefit on stock options	596,931	894,919
Proceeds from exercise of stock options	567,848	646,734
Proceeds from exercise of warrants	107,143	46,400
Proceeds from stock sales under the Employee Stock Purchase Plan	—	18,894
Net cash provided by (used in) financing activities	2,514,233	(1,718,690)
Effect of exchange rate on cash	(19,106)	(8,804)
Change in cash	53,272	(2,759,619)
Cash and cash equivalents at beginning of period	3,905,460	5,096,409
Cash and cash equivalents at end of period	$3,958,732	$2,336,790

Supplemental disclosures:
Interest paid	$87,221	$110,997
Cash paid for income taxes	$92,220	$214,655

Non cash activities:
Reduction in goodwill as a result of changes in estimated acquisition costs	$90,000	$61,498

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as amended. Operating results for the three months ended March 31, 2006 may not be indicative of the results for the full fiscal year ending December 31, 2006. Certain prior year balances have been reclassified to conform to current period presentation.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). This statement requires, effective January 1, 2006, that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The Company had elected to provide pro forma effects of this measurement in a footnote to its financial statements. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3).

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenue is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force (“EITF”) 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from software sales is recorded on a gross basis based on the Company's role as principal in the transaction. Under EITF 99-19, the Company will be considered a “principal”, if the Company is the primary obligor and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenue would be recorded on a net basis.

We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) acceptance has occurred, and (4) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers' ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers' financial condition.

Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

Intangible Assets

In a business combination, goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviewed other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2005, and as of March 31, 2006, there were no events or changes in circumstances which would indicate that goodwill might be impaired.

Other intangible assets, including amounts allocated to customer relationships, customer backlog, non-compete arrangements and internally developed software, are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from six months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS No. 123R.

Total share-based compensation cost recognized for the three months ended March 31, 2006 and 2005 was approximately $724,000 and $59,000, respectively, with related income tax benefits of approximately $142,000 and $23,000, respectively. As of March 31, 2006, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.

The following table details the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

Three Months Ended March 31, 2005
Net income — as reported	$1,488,303

Total stock-based compensation costs , net of tax, included in the determination of net income as reported	36,382

The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(478,287)
Pro forma net income available to common stockholders	$1,046,398

Earnings per share:
Basic — as reported	$0.07
Basic — pro forma	$0.05

Diluted — as reported	$0.06
Diluted — pro forma	$0.04

Equity Incentive Plans

The Company did not grant any stock option awards during the three months ended March 31, 2006. The fair value of options granted during the three months ended March 31, 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.415.

Stock option activity for the three months ended March 31, 2006 was as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2006	5,268,310	$0.02 - $ 16.94	$3.53
Options granted	—	—	—
Options exercised	(369,296)	$0.03 - $ 10.00	$1.75
Options canceled	(13,284)	$3.10 - $ 12.13	$7.65
Options outstanding at March 31, 2006	4,885,730	$0.02 - $ 16.94	$3.65
Options vested at March 31, 2006	3,168,817	$0.02 - $ 16.94	$3.16

Restricted stock activity for the three months ended March 31, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	613,627	$7.69
Awards granted	9,500	$10.18
Awards released	—	—
Awards canceled	(6,927)	$7.30
Restricted stock awards outstanding at March 31, 2006	616,200	$7.73

4. Warrants

The following table summarizes information regarding warrants outstanding and exercisable as of March 31, 2006:

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$4.64	128,000
$1.98	61,131
$1.98 - $4.64	189,131

5. Net Income Per Share

     The following table presents the calculation of basic and diluted net income per share:

	Three months ending March 31,
	2005	2006
Net income	$1,488,303	$1,704,643
Basic:
Weighted-average shares of common stock outstanding	20,167,800	22,287,492
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	993,859	1,250,042
Shares used in computing basic net income per share	21,161,659	23,537,534

Effect of dilutive securities:
Stock options	3,485,279	2,470,179
Warrants	157,513	125,087
Restricted stock subject to vesting	—	135,581
Tax benefit shares from stock option exercises	—	(84,988)
Shares used in computing diluted net income per share	24,804,451	26,183,393

Basic net income per share	$0.07	$0.07

Diluted net income per share	$0.06	$0.07

6. Commitments and Contingencies

   The Company leases its office facilities and certain equipment under various operating lease agreements, as amended. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating
Leases
2006 remaining	$820,128
2007	1,131,016
2008	960,204
2009	869,645
2010	622,990
Thereafter	379,089
Total minimum lease payments	$4,783,072

In connection with one of its acquisitions, the Company was required to establish a letter of credit for $200,000 with Silicon Valley Bank to serve as collateral for an office space lease. This letter of credit with Silicon Valley Bank reduces the borrowings available under the Company’s line of credit with Silicon Valley Bank. This letter of credit will remain in effect through October 2009.

7. Balance Sheet Components

     The components of accounts receivable are as follows:

	December 31,	March 31,
	2005	2006
Accounts receivable	$17,013,131	$14,503,148
Unbilled revenue	6,580,786	9,121,281
Allowance for doubtful accounts	(343,238)	(216,783)
Total	$23,250,679	$23,407,646

     The components of other current assets are as follows:

	December 31,	March 31,
	2005	2006
Income tax receivable	$1,367,246	$631,616
Other current assets	1,049,536	1,183,651
Total	$2,416,782	$1,815,267

The components of other current liabilities are as follows:

	December 31,	March 31,
	2005	2006
Accrued bonuses	$3,524,847	$1,525,254
Accrued subcontractor fees	1,841,955	2,164,473
Deferred revenue	1,084,129	313,532
Other payroll liabilities	502,983	355,378
Sales and use taxes	149,442	164,510
Accrued income taxes	25,265	9,027
Accrued acquisition costs	—	411,138
Accrued vacation	—	3,023
Other accrued expenses	1,202,188	607,898
Total	$8,330,809	$5,554,233

     Property and equipment consist of the following:

	December 31,	March 31,
	2005	2006
Computer Hardware & Software	$3,181,823	$3,821,910
Furniture & Fixtures	781,265	417,006
Leasehold Improvements	149,892	151,413
	4,112,980	4,390,329
less: Accumulated Depreciation	(3,152,844)	(3,320,347)
Total	$960,136	$1,069,982

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2005	2006
Net income	$1,488,303	$1,704,643
Foreign currency translation adjustments	(20,800)	(10,443)
Total comprehensive net income	$1,467,503	$1,694,200

9. Business Combinations

Acquisition of iPath Solutions, Ltd.

On June 10, 2005, the Company consummated the acquisition of iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company for total purchase consideration of approximately $9.9 million, representing a net purchase price of approximately $8.2 million net of tangible assets and liabilities acquired. This total purchase consideration consists of $3.9 million in cash, $0.9 million of liabilities repaid on behalf of iPath, transaction costs of approximately $0.6 million, and 623,803 shares of the Company's common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company's common stock). The total purchase price consideration of $9.9 million, including transaction costs of $0.6 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.3 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of the iPath operations have been included in the Company's consolidated financial statements since June 10, 2005.

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

Acquisition of Vivare, Inc.

 On September 2, 2005, the Company consummated the acquisition of Vivare, LP (“Vivare”), a privately held technology consulting company for total purchase consideration of approximately $9.8 million, representing a net purchase price of approximately $8.0 million net of tangible net assets acquired. This total purchase consideration consists of $4.95 million in cash, transaction costs of approximately $0.5 million, and 618,500 shares of the Company's common stock valued at approximately $7.03 per share (approximately $4.35 million worth of Company's common stock). The total purchase price consideration of $9.8 million, including transaction costs of $0.5 million, have been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.8 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Vivare operations have been included in the Company's consolidated financial statements since September 2, 2005.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	6.8

Tangible assets acquired:
Accounts receivable	1.7
Property and equipment	0.1

Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of nine months to six years.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with iPath and Vivare for the three months ended March 31, 2005 after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2005 or of future results of operations of the consolidated entities:

Three Months
Ended
March 31,
2005
Revenues	$24,485,977

Net Income	1,677,475

Basic Income per Share	0.07

Diluted Income per Share	0.06

10. Intangible Assets

     Intangible Assets with Indefinite Lives
          The changes in the carrying amount of Goodwill for the three months ended March 31, 2006 are as follows:

Balance at December 31, 2005	$46.3 million

Adjustment to Goodwill related to deferred taxes associated with acquisitions	(0.1 million	)

Balance at March 31, 2006	$46.2 million

     Intangible Assets with Definite Lives
     Following is a summary of Company’s intangible assets (in thousands) that are subject to amortization:

	December 31, 2005			March 31, 2006
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Customer relationships	$4,820	$(1,122)	$3,698	$4,820	$(1,360)	$3,460
Non-compete	2,073	(621)	1,452	2,073	(730)	1,343
Customer backlog	130	(57)	73	130	(100)	30
Internally developed software	599	(54)	545	666	(108)	558

Total	$7,622	$(1,854)	$5,768	$7,689	$(2,298)	$5,391

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	5 - 8 years
Non-compete agreements	3 - 5 years
Customer backlog	6 months to 1 year
Internally developed software	5 years

11. Line of Credit and Long Term Debt

On June 9, 2005, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association to be effective as of June 3, 2005. The amended agreement increases the total size of the Company's senior bank credit facilities from $13 million to $28.5 million by increasing the accounts receivable line of credit from $9 million to $15 million and increasing the acquisition term line of credit from $4 million to $13.5 million. Borrowings are secured by essentially all assets of the Company.

The accounts receivable line of credit, which expires in June 2008, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $15 million. Borrowings under this line of credit bear interest at the bank's prime rate plus 1.25% (9.0% at March 31, 2006). As of March 31, 2006, there was $1.0 million outstanding under the accounts receivable line of credit and approximately $14.0 million of available borrowing capacity, excluding approximately $200,000 million reserved for an outstanding letter of credit to secure a facility lease.

The Company's $13.5 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of March 31, 2006 the balance outstanding under this acquisition line of credit was approximately $2.3 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.25% -- the initial $2.5 million draw, of which $1.3 million remains outstanding, bears interest of 7.11% at March 31, 2006 and the subsequent $1.5 million draw, of which $1.0 million remains, bears interest of 6.90% at March 31, 2006 and are repayable in thirty-six equal monthly installments after the first three months which require payments of accrued interest only.

The Company is required to comply with various financial covenants under the $28.5 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of March 31, 2006, the Company was in compliance with all covenants under this facility. This credit facility is secured by essentially all assets of the Company.

Notes payable to related party at December 31, 2005 and March 31, 2006 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company's acquisition of Javelin. The notes provide for payments totaling $1,500,000, of which approximately $248,000 remained outstanding on March 31, 2006. The Company made payments totaling $62,500 in January 2004, $312,500 in April 2004, and $250,000 in April 2005. The Company made the final payment of $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes were subordinate to the Company's senior credit facility.

12.  Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 on January 1, 2006, did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3).

13. Subsequent Event

On April 7, 2006, the Company consummated the acquisition by way of merger of Bay Street Solutions, Inc. (“Bay Street”), a California corporation, with and into our wholly owned subsidiary, Perficient Bay Street, LLC, a Delaware limited liability company.  Perficient Bay Street, LLC is the surviving corporation to the merger.  The Company paid approximately $9.3 million consisting of approximately $4.1 million in cash and $5.2 million worth of the Company’s common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $11.19 per share, which was the average closing price of our common stock for the 30 consecutive trading days immediately preceding the acquisition close per the terms of acquisition agreement.  GAAP accounting will require using the closing price of the Company’s common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition. The common stock issued in connection with the merger included 464,562 shares of which 50% is restricted from sale through April 7, 2007, and the remaining 50% is restricted from sale through April 7, 2008. However, should the former shareholders of Bay Street voluntarily terminate their employment with the Company before these sale restrictions lapse, the sale restrictions on the remaining restricted shares extend to April 7, 2015. In addition, 56,284 shares of the stock consideration are held in escrow until April 7, 2006 to secure the indemnification obligations of the former Bay Street shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission and elsewhere in this Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

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

Services Revenue

Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 4% of our services revenue for the quarter ended March 31, 2006. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software Revenue

A smaller portion of our revenue is derived from sales of third-party software, particularly IBM WebSphere products. Revenue from sales of third-party software is recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter to quarter depending on our customers' demand for our partners' software products. Generally, spending on software sales is a strong indicator of future spending on software services. We also recognize a small portion software revenue from the sale of internally developed software.

Cost of Revenue

Cost of revenue consists primarily of cash and non-cash compensation and benefits associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from various option and restricted stock grants to employees. Cost of revenue also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenue does not include depreciation of assets used in the production of revenues.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Over the past three years, as the information technology software and services industry has recovered from the protracted downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of cash and non-cash compensation for sales, executive and administrative employees, costs to comply with the Sarbanes-Oxley Act of 2002, professional fees for external auditing services, training, sales and marketing activities, investor relations, recruiting, travel costs and expenses, and miscellaneous expenses. Non-cash compensation includes stock compensation expenses arising from various option and restricted stock grants to employees. Such stock compensation is generally expensed across the vesting periods of the related equity grants. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software company partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

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

Plans for Growth & Acquisitions

Our goal is to build a leading independent information technology consulting firm in the United States through, among other things, expanding our relationships with existing and new clients, leveraging our operations in the central United States to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 13 United States and Canada offices and to add new offices throughout the United States, both organically and through acquisitions, to meet such demand and, as a result, increase our services revenue. In addition, we believe our track record for identifying attractive acquisitions and our ability to integrate acquired businesses helps us successfully complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we have consummated six acquisitions since January 1, 2004: Genisys Consulting, Inc. on April 2, 2004; Meritage Technologies, Inc. on June 18, 2004; ZettaWorks LLC on December 20, 2004; iPath Solutions, Ltd. (“iPath”) on June 10, 2005; Vivare, Inc. (“Vivare”) on September 2, 2005; and Bay Street Solutions, Inc. on April 7, 2006.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue. Total revenue increased 50% to $29.6 million for the three months ended March 31, 2006 from $19.7 million for the three months ended March 31, 2005. Services revenue increased 45% to $25.6 million for the three months ended March 31, 2006 from approximately $17.7 million for the three months ended March 31, 2005. The increase in services revenue resulted from increases in average project size and in the number of projects. These increases were largely attributable to the acquisitions of iPath and Vivare. The utilization rate of our professionals, including subcontractors, remained relative constant at 86% for the three months ended March 31, 2006 compared to 87% for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, 8% and 12%, respectively, of our revenue, excluding reimbursed expenses, was derived from IBM. Software revenue increased 91% to $2.7 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005 due to increased customer demand. Reimbursable expenses increased 105% to $1.4 million for the three months ended March 31, 2006 from approximately $660,000 for the three months ended March 31, 2005. We do not realize any profit on reimbursable expenses.

Cost of Revenue. Cost of revenue increased 57% to $20.4 million for the three months ended March 31, 2006 from $13.0 million for the three months ended March 31, 2005. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of iPath and Vivare. The average number of professionals performing services, including subcontractors, increased 42% to 507 for the three months ended March 31, 2006 from 357 for the three months ended March 31, 2005.

Also, costs associated with software sales increased 94% to $2.3 million for the three months ended March 31, 2006 in connection with the increased software revenue.

Gross Margin. Gross margin increased 38% to $9.3 million for the three months ended March 31, 2006 from $6.7 million for the three months ended March 31, 2005. Gross margin as a percentage of revenue, excluding reimbursed expenses, decreased to 32.8% for the three months ended March 31, 2006 from 35.3% for the three months ended March 31, 2005, due to decreases in both services gross margin and software gross margin explained below. Services gross margin decreased to 34.7% for the three months ended March 31, 2006 from 36.8% for the three months ended March 31, 2005. This decrease in services gross margin was partially due to approximately $232,000 of non-cash stock compensation expense recognized in cost of revenue during the three months ended March 31, 2006. No stock compensation expense was recognized in cost of revenue prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment. Also, the services gross margins for the three months ended March 31, 2005 were benefited from approximately $237,000 of accrued vacation which was forfeited in that quarter thereby reducing services cost of revenue. No such accrued vacation forfeiture occurred during the three months ended March 31, 2006, due to the discontinuation of our policy to allow accrued vacation to carry over into the subsequent calendar year as of December 31, 2005. Software gross margin decreased to 14.7% for the three months ended March 31, 2006 from 16.2% for the three months ended March 31, 2005 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 51% to $5.6 million for the three months ended March 31, 2006 from $3.7 million for the three months ended March 31, 2005 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath and Vivare. Additionally, included in selling, general and administrative expense was non-cash stock compensation expense which increased significantly to approximately $492,000 for the three months ended March 31, 2006, compared to approximately $59,000 for the three months ended March 31, 2005. This significant increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses, including stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 20.9% for the three months ended March 31, 2006 compared to 20.4% for the three months ended March 31, 2005. However, stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 1.8% for the three months ended March 31, 2006 compared to 0.3% for the three months ended March 31, 2005. The increase in stock compensation expense as a percentage of services revenue, including reimbursed expenses, of 1.5% more than offsets the overall increase in selling, general and administrative expenses as a percentage of services revenue, including reimbursed expenses from the year ago period of only 0.5%. Therefore, selling, general and administrative expenses not associated with stock compensation decreased as a percentage of services revenue including reimbursed expenses. This decrease in selling, general and administrative expenses not associated with stock compensation is the result of leveraging operating efficiencies and scalability of the back office.

Depreciation. Depreciation expense decreased 5% to approximately $168,000 for the three months ended March 31, 2006 from approximately $177,000 for the three months ended March 31, 2005. The decrease is due to the increasing number of fully depreciated assets.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 53% to approximately $425,000 for the three months ended March 31, 2006 from approximately $277,000 for the three months ended March 31, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from iPath and Vivare as well as the amortization of capitalized costs associated with internal use software.

Interest Expense. Interest expense decreased 25% to approximately $84,000 for the three months ended March 31, 2006 compared to approximately $113,000 for the three months ended March 31, 2005. This decrease in interest expense is due to payments on the accounts receivable line of credit of $3.0 million during the three months ended March 31, 2006.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate increased significantly to 43.8% for the three months ended March 31, 2006 as compared to 38.5% for the three months ended March 31, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. Our effective tax rate for the remainder of 2006 is expected to be roughly consistent with that of the three months ended March 31, 2006, except for unexpected tax benefits which may arise in future periods as a result of disqualifying dispositions of incentive stock options which cannot be accurately predicted or estimated. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.7 million for which we have a valuation allowance of $2.3 million. Additionally, we have deferred tax assets of $1.1 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $1.5 million and are partially offset by deferred tax liabilities of $0.8 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

	As of	As of
	December 31,	March 31,
	2005	2006
	(in millions)
Cash and cash equivalents	$5.1	$2.3
Working capital	$17.1	$17.7

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash used in operations for the three months ended March 31, 2006 was approximately $707,000 as compared to net cash used in operations of $2.3 million for the three months ended March 31, 2005. The net cash used in operations during the three months ended March 31, 2006 was primarily due to approximately $3.0 million of accrued annual bonuses paid out to employees under a company-wide bonus program during the period.

Accounts receivable, net of allowance for doubtful accounts, totaled $23.4 million at March 31, 2006, compared to $23.3 million at December 31, 2005. There were approximately 69 days of sales outstanding (“DSO’s”) for the quarter ended March 31, 2006 calculated using accounts receivable as of March 31, 2006, and adjusting revenues and accounts receivable to exclude non-recurring increases in sales of third party software at the end of the quarter. This is consistent with 69 DSO’s at December 31, 2005. Approximately 74% of our customers are billed on a monthly basis. Our collection terms with IBM are 45 days and the rest of our customers generally have 30 day collection terms. With a monthly billing cycle of 30 days, a 14 day cycle for generating, approving and releasing invoices, and 30 to 45 day collection cycles, our expected DSO’s should range between 70 and 90 days.

  Net Cash Used in Investing Activities

For the three months ended March 31, 2006 we used approximately $278,000 in cash to purchase equipment fixed assets and approximately $48,000 in cash to invest in capitalized software developed for internal use. For the three months ended March 31, 2005 we used approximately $172,000 in cash to purchase equipment fixed assets.

  Net Cash From Financing Activities

During the three months ended March 31, 2006, our financing activities consisted primarily of payments of $3.0 million on our accounts receivable line of credit and approximately $326,000 of payments on long term debt. During the period, we received approximately $712,000 from exercises of stock option and warrants and sales of stock through the Company’s Employee Stock Purchase Program. In addition, we realized tax benefits related to stock option exercises of approximately $895,000 during the three month period ended March 31, 2006.

During the three months ended March 31, 2005, our financing activities consisted primarily of proceeds from short-term borrowings of $4.0 million to assist in the financing of the acquisition of ZettaWorks LLC, payments of $2.0 million on our accounts receivable line of credit and approximately $192,000 of payments on long term debt. During the period, we received approximately $675,000 from exercises of stock option and warrants. In addition, we realized tax benefits related to stock option exercises of approximately $597,000 during the three month period ended March 31, 2005.

During 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. No securities have been issued under the shelf registration. We may offer to sell shares under the shelf registration in the future at prices and terms to be determined at the time of the offering. During the three month period ended March 31, 2005, we incurred approximately $566,000 of costs related to this registration. To date, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

Availability of Funds from Bank Line of Credit Facilities

We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 9.0%, as of March 31, 2006. As of March 31, 2006, there was $1.0 million outstanding under the accounts receivable line of credit and approximately $14.0 million of available borrowing capacity, excluding approximately $200,000 reserved for an outstanding letter of credit to secure a facility lease.

Our $13.5 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of March 31, 2006 the balance outstanding under this acquisition line of credit was approximately $2.3 million. Borrowings under this acquisition line of credit bear interest equal to the average four year U.S. Treasury note yield plus 3.25%—the initial $2.5 million draw, of which $1.3 million remains outstanding, bears interest at 7.11% at March 31, 2006 and the subsequent $1.5 million draw, of which $1.0 million remains outstanding, bears interest at 6.90% at March 31, 2006. Each are repayable in thirty-six equal monthly installments, after the first three months which require payment of accrued interest only, beginning October 21, 2004 and April 20, 2005, respectively. We currently have $10 million of available borrowing capacity under this acquisition line of credit.

As of March 31, 2006, we were in compliance with all covenants under this credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the three months ended March 31, 2006. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Subsequent Event

On April 7, 2006, we consummated the acquisition by way of merger of Bay Street Solutions, Inc. (“Bay Street”), a California corporation, with and into our wholly owned subsidiary, Perficient Bay Street, LLC, a Delaware limited liability company.  Perficient Bay Street, LLC is the surviving corporation to the merger.  We paid approximately $9.3 million consisting of approximately $4.1 million in cash and $5.2 million worth of our common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $11.19 per share, which was the average closing price of our common stock for the 30 consecutive trading days immediately preceding the acquisition close per the terms of acquisition agreement.  GAAP accounting will require using the closing price of our common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition. The common stock issued in connection with the merger included 464,562 shares of which 50% is restricted from sale through April 7, 2007, and the remaining 50% is restricted from sale through April 7, 2008. However, should the former shareholders of Bay Street voluntarily terminate their employment with us before these sale restrictions lapse, the sale restrictions on the remaining restricted shares extend to April 7, 2015. In addition, 56,284 shares of the stock consideration are held in escrow until April 7, 2006 to secure the indemnification obligations of the former Bay Street shareholders.

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

We also recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements as revised by SAB 104. Revenue is recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) acceptance has occurred, and (4) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers' ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers' financial condition.

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

We evaluate long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which we adopted as of January 1, 2002. Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of March 31, 2006.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income.

Prior to January 1, 2006, we accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we measured compensation expense for stock options as the excess, if any, of the estimated fair market value of our stock at the date of grant over the exercise price. We elected to provide pro forma effects of this measurement in a footnote to its financial statements.

Included in our condensed consolidated statement of operations, total share-based compensation cost recognized for the three months ended March 31, 2006 and 2005 was approximately $724,000 and $59,000, respectively, with related income tax benefits of approximately $142,000 and $23,000, respectively. There was no cumulative effect of adoption of SFAS 123R.

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

Recently Issued Accounting Standards

 In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 on January 1, 2006, did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3 to our Condensed Consolidated Financial Statements contained herein).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We have a $28.5 million credit facility with Silicon Valley Bank and Key Bank comprising a $15.0 million accounts receivable line of credit and a $13.5 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank’s prime rate plus 1.25%, or 9.0%, as of March 31, 2006. As of March 31, 2006, there was $1.0 million outstanding under the accounts receivable line of credit and approximately $14.0 million of available borrowing capacity, excluding approximately $200,000 reserved for an outstanding letter of credit to secure a facility lease. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank’s prime rate. Based on the $1.0 million outstanding under the accounts receivable line of credit as of March 31, 2006, this interest rate risk will not have a material impact on our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $2.3 million and $5.1 million at March 31, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. As described in our Management’s Annual Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K, the Company identified significant deficiencies related to inadequate staffing levels which aggregated to a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which continued to exist through March 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

As reported in our Annual Report on Form 10-K, as of December 31, 2005, certain significant deficiencies were identified, principally caused by inadequate staffing levels, as described below:

•	Lack of segregation of duties, with certain accounting personnel being assigned inappropriate access to the automated general ledger system, such as in our procure to pay and order to cash processes;
•
The design of our internal control structure emphasized significant reliance on manual detect controls, primarily performed by a single individual, and limited reliance on application and prevent controls;

•	Lack of detail review of key financial spreadsheets, including spreadsheets supporting journal entries affecting revenue such as unbilled revenue and deferred revenue.

In our assessment, we determined that the aggregation of the significant deficiencies described above constitutes a material weakness as of December 31, 2005 which results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During 2005, the Company implemented significant new internal information technology systems and applications including a new general ledger system and a new time and expense reporting system which can be utilized to deliver more automated information technology application controls and reduce the reliance on financial accounting personnel and the need for segregation of duties. In addition, given our significant growth, we understand that our financial accounting group must expand and that we must automate many of our information technology application controls in order to meet the internal control requirements of our rapidly growing organization. By hiring more financial accounting personnel and by leveraging the capabilities of our new internal information systems and accounting systems to automate controls, we believe will remedy the material weakness described in Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K. While we have begun remediation procedures including recruiting the additional personnel needed and planning additional automation of internal controls through leveraging our existing information technology systems, all of these changes are not in effect as of March 31, 2006, and therefore, we are reporting that a material weakness in internal control continues to exist as of March 31, 2006.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 31, 2006 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: May 10, 2006	/s/ John T. McDonald
John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2006	/s/ Michael D. Hill
Michael D. Hill, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Description

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference.

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