Form 10-Q
period 2006-06-30
PERFICIENT INC
filed 2006-08-09
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    ☑   Yes ☐     No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

     As of August 1, 2006, there were 26,143,248 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,096,409	$1,595,470
Accounts receivable, net	23,250,679	33,867,428
Other current assets	2,416,782	1,752,614
Total current assets	30,763,870	37,215,512
Property and equipment, net	960,136	1,344,497
Goodwill	46,263,346	63,866,917
Intangible assets, net	5,768,479	9,752,610
Other non-current assets	1,179,070	1,026,441
Total assets	$84,934,901	$113,205,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,773,614	$2,746,630
Note payable and current portion of long-term debt	1,337,514	1,385,242
Other current liabilities	8,330,809	13,469,308
Current portion of note payable to related parties	243,847	—
Total current liabilities	13,685,784	17,601,180
Long-term borrowings, net of current portion	5,338,501	6,633,739
Deferred taxes	—	1,544,411
Total liabilities	19,024,285	25,779,330

Stockholders' equity:
Common stock	23,295	25,010
Additional paid-in capital	115,120,099	132,681,610
Accumulated other comprehensive loss	(87,496)	(94,347)
Accumulated deficit	(49,145,282)	(45,185,626)
Total stockholders' equity	65,910,616	87,426,647
Total liabilities and stockholders' equity	$84,934,901	$113,205,977

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue
Services	$19,233,997	$32,751,387	$36,891,098	$58,357,730
Software	1,393,302	2,586,688	2,800,158	5,268,740
Reimbursable expenses	1,033,485	2,172,049	1,693,678	3,527,647

Total revenue	21,660,784	37,510,124	41,384,934	67,154,117

Cost of revenue (exclusive of depreciation shown separately below)
Project personnel costs	11,626,782	19,455,802	22,547,278	35,721,392
Software costs	1,198,393	2,137,582	2,377,933	4,425,626
Reimbursable expenses	1,033,485	2,172,049	1,693,678	3,527,647
Other project related expenses	519,010	566,983	762,683	1,014,126

Total cost of revenue	14,377,670	24,332,416	27,381,572	44,688,791

Gross margin	7,283,114	13,177,708	14,003,362	22,465,326

Selling, general and administrative	4,090,638	8,236,838	7,824,821	13,874,786
Depreciation	132,885	215,393	310,221	383,110
Amortization of intangibles	303,763	698,657	580,639	1,123,548

Total operating expense	4,527,286	9,150,888	8,715,681	15,381,444

Income from operations	2,755,828	4,026,820	5,287,681	7,083,882

Interest income	6,256	29,497	7,919	31,093
Interest expense	(121,264)	(161,910)	(233,768)	(246,170)
Other	9,292	5,557	8,129	64,717
Income before income taxes	2,650,112	3,899,964	5,069,961	6,933,522
Provision for income taxes	1,023,301	1,644,951	1,954,847	2,973,866

Net income	$1,626,811	$2,255,013	$3,115,114	$3,959,656

Basic net income per share	$0.08	$0.09	$0.15	$0.17

Diluted net income per share	$0.07	$0.08	$0.13	$0.15

Shares used in computing basic net income per share	21,529,502	24,418,305	21,345,581	23,977,919

Shares used in computing diluted net income per share	24,794,723	27,227,450	24,799,587	26,705,422

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2006
(unaudited)

					Accumulated
	Common	Common	Common	Additional	Other		Total
	Stock	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Warrants	Capital	Loss	Deficit	Equity
Balance at December 31, 2005	23,294,509	$23,295	$363,357	$114,756,742	$(87,496)	$(49,145,282)	$65,910,616
Warrants exercised	10,000	10	(24,300)	70,690	—	—	46,400
Stock options exercised	369,296	369	—	646,365	—	—	646,734
Purchases of stock from Employee Stock Purchase Plan	1,713	2	—	18,892		—	18,894
Tax benefit of stock option exercises	—	—	—	894,919	—	—	894,919
Stock compensation	—	—	—	724,070	—	—	724,070
Foreign currency translation adjustment	—	—	—	—	(10,443)	—	(10,443)
Net income	—	—	—	—	—	1,704,643	1,704,643
Total comprehensive income							1,694,200
Balance at March 31, 2006	23,675,518	$23,676	$339,057	$117,111,678	$(97,939)	$(47,440,639)	$69,935,833

Bay Street acquisition	464,569	465	—	5,655,577	—	—	5,656,042
Insolexen acquisition	522,944	523	—	7,174,282	—	—	7,174,805
Warrants exercised	84,756	85	(311,040)	310,956	—	—	1
Stock options exercised	258,324	258	—	971,459	—	—	971,717
Purchases of stock from Employee Stock Purchase Plan	1,230	1	—	14,442	—	—	14,443
Tax benefit of stock option exercises	—	—	—	669,753	—	—	669,753
Stock compensation	—	—	—	745,448	—	—	745,448
Vested stock compensation	2,544	2	—	(2)	—	—	—
Foreign currency translation adjustment	—	—	—	—	3,592	—	3,592
Net income	—	—	—	—	—	2,255,013	2,255,013
Total comprehensive income	—	—	—	—	—	—	2,258,605
Balance at June 30, 2006	25,009,885	$25,010	$28,017	$132,653,593	$(94,347)	$(45,185,626)	$87,426,647

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2006
OPERATING ACTIVITIES
Net income	$3,115,114	$3,959,656
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	310,221	383,110
Amortization of intangibles	580,639	1,123,548
Non-cash stock compensation	118,312	1,469,518
Non-cash interest expense	14,773	6,153
Tax benefit on stock options	—	232,086

Changes in operating assets and liabilities:
Accounts receivable	(729,463)	(4,611,850)
Other assets	(356,783)	1,715,567
Accounts payable	(5,312,236)	(1,030,188)
Other liabilities	(792,841)	(2,734,866)
Net cash provided by (used in) operating activities	(3,052,264)	512,734

INVESTING ACTIVITIES
Purchase of property and equipment	(335,000)	(697,727)
Purchase of businesses, net of cash acquired	(4,779,641)	(7,427,517)
Payments on Javelin Notes	(250,000)	(250,000)
Net cash used in investing activities	(5,364,641)	(8,375,244)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	8,000,000	10,000,000
Payments on long-term borrowings	(2,000,000)	(8,000,000)
Payments on long-term debt	(500,918)	(657,034)
Deferred offering costs	(792,170)	—
Tax benefit on stock options	850,096	1,332,586
Proceeds from exercise of stock options	902,166	1,618,451
Proceeds from exercise of warrants	107,143	46,401
Proceeds from stock sales under the Employee Stock Purchase Plan	—	33,337
Net cash provided by financing activities	6,566,317	4,373,741
Effect of exchange rate on cash and cash equivalents	(25,361)	(12,170)
Change in cash and cash equivalents	(1,875,949)	(3,500,939)
Cash and cash equivalents at beginning of period	3,905,460	5,096,409
Cash and cash equivalents at end of period	$2,029,511	$1,595,470

Supplemental disclosures:
Interest paid	$191,548	$214,982
Cash paid for income taxes	$869,575	$1,572,448

Non cash activities:
Stock issued for Purchase of Business	$4,516,334	$12,830,847
Change in goodwill	$661,131	$576,562

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the year ended December 31, 2005, as amended. Operating results for the three months and six months ended June 30, 2006 may not be indicative of the results for the full fiscal year ending December 31, 2006. Certain prior year balances have been reclassified to conform to current period presentation.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). This Statement requires, effective January 1, 2006, that the costs of employee share-based payments be measured at fair value on the awards' grant date and recognized in the financial statements over the requisite service period.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The Company has elected to provide pro forma effects of this measurement in a footnote to its financial statements. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3).

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

Intangible Assets

In a business combination, goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and no longer amortizes its goodwill. In accordance with SFAS No. 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2005, and as of June 30, 2006, there were no events or changes in circumstances which would indicate that goodwill might be impaired.

Other intangible assets, including amounts allocated to customer relationships, customer backlog, non-compete arrangements and internally developed software, are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from four months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying condensed consolidated statements of operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No. 123R.

Total share-based compensation cost recognized for the three months ended June 30, 2006 and 2005 was approximately $746,000 and $59,000, and the associated current and future income tax benefits recognized for the three months ended June 30, 2006 and 2005 were approximately $187,000 and $23,000. For the six months ended June 30, 2006 and 2005, total share-based compensation cost recognized was approximately $1.5 million and $118,000, and the associated current and future income tax benefits recognized were approximately $329,000 and $46,000. As of June 30, 2006, there was $8.8 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

The following table details the effect on net income and earnings per share for the three months and six months ended June 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income — as reported	$1,626,811	$3,115,114

Total stock-based compensation costs, net of tax, included in the determination of net income as reported	36,322	72,704

The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(576,780)	(1,055,067)
Pro forma net income available to common stockholders	$1,086,353	$2,132,751

Earnings per share:
Basic — as reported	$0.08	$0.15
Basic — pro forma	$0.05	$0.10

Diluted — as reported	$0.07	$0.13
Diluted — pro forma	$0.05	$0.09

Equity Incentive Plans

The Company did not grant any stock option awards during the six months ended June 30, 2006. The fair value of options granted during the six months ended June 30, 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.384.

Stock option activity for the six months ended June 30, 2006 was as follows:

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2006	5,268,310	$0.02 - $ 16.94	$3.53
Options granted	—	—	—
Options exercised	(627,620)	$0.03 - $ 11.25	$2.58
Options canceled	(19,983)	$1.01 - $ 7.48	$6.68
Options outstanding at June 30, 2006	4,620,707	$0.02 - $ 16.94	$3.64
Options vested at June 30, 2006	3,026,440	$0.02 - $ 16.94	$3.09

Restricted stock activity for the six months ended June 30, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	613,627	$7.69
Awards granted	9,500	$10.18
Awards released	(2,544)	$6.83
Awards canceled	(12,546)	$8.01
Restricted stock awards outstanding at June 30, 2006	608,037	$7.72

4. Warrants

The following table summarizes information regarding warrants outstanding and exercisable as of June 30, 2006:

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$1.98	59,075
$1.98	59,075

5. Net Income Per Share

      The following table presents the calculation of basic and diluted net income per share:

	Three months ending June 30,		Six months ending June 30,
	2005	2006	2005	2006
Net income	$1,626,811	$2,255,013	$3,115,114	$3,959,656
Basic:
Weighted-average shares of common stock outstanding	20,279,460	23,168,263	20,223,632	22,727,877
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	1,250,042	1,250,042	1,121,949	1,250,042

Shares used in computing basic net income per share	21,529,502	24,418,305	21,345,581	23,977,919

Effect of dilutive securities:
Stock options	3,125,957	2,533,096	3,305,617	2,501,638
Warrants	139,264	117,468	148,389	121,278

Restricted stock subject to vesting	—	188,049	—	161,815
Tax benefit shares from stock option exercises	—	(29,468)	—	(57,228)
Shares used in computing diluted net income per share	24,794,723	27,227,450	24,799,587	26,705,422

Basic net income per share	$0.08	$0.09	$0.15	$0.17

Diluted net income per share	$0.07	$0.08	$0.13	$0.15

6. Commitments and Contingencies

   The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows:

Operating Leases
2006 remaining	$639,445
2007	1,221,555
2008	1,033,668
2009	935,272
2010	691,651
Thereafter	392,273
Total minimum lease payments	$4,913,864

The Company is required to maintain a letter of credit for $200,000 with Silicon Valley Bank to serve as collateral for an office space lease. This letter of credit with Silicon Valley Bank reduces the borrowings available under the Company's line of credit with Silicon Valley Bank. This letter of credit will remain in effect through October 2009.

7. Balance Sheet Components

     The components of accounts receivable are as follows:

	December 31, 2005	June 30, 2006
Accounts receivable	$17,013,131	$21,594,472
Unbilled revenue	6,580,786	12,487,768
Allowance for doubtful accounts	(343,238)	(214,812)
Total	$23,250,679	$33,867,428

     The components of other current assets are as follows:

	December 31, 2005	June 30, 2006
Income tax receivable	$1,367,246	$—
Other current assets	1,049,536	1,752,614
Total	$2,416,782	$1,752,614

The components of other current liabilities are as follows:

	December 31,	June 30,
	2005	2006
Accrued bonuses	$3,524,847	$5,306,040
Accrued subcontractor fees	1,841,955	1,834,567
Deferred revenue	1,084,129	1,053,445
Other payroll liabilities	502,983	655,194
Sales and use taxes	149,442	160,040
Accrued income taxes	25,265	586,048
Accrued acquisition costs	—	1,563,117
Other accrued expenses	1,202,188	2,310,857
Total	$8,330,809	$13,469,308

     Property and equipment consist of the following:
	December 31, 2005	June 30, 2006
Computer Hardware & Software	$3,181,823	$4,227,320
Furniture & Fixtures	781,265	473,714
Leasehold Improvements	149,892	185,687
Gross Property & Equipment	4,112,980	4,886,721
Less: Accumulated Depreciation	(3,152,844)	(3,542,224)
Total	$960,136	$1,344,497

8. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$1,626,811	$2,255,013	$3,115,114	$3,959,656
Foreign currency translation adjustments	(8,735)	3,592	(29,535)	(6,851)
Total comprehensive net income	$1,618,076	$2,258,605	$3,085,579	$3,952,805

9. Business Combinations

Acquisition of iPath Solutions, Ltd.

On June 10, 2005, the Company consummated the acquisition of iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company, for total purchase consideration of approximately $9.9 million, representing a net purchase price of approximately $8.2 million net of tangible assets and liabilities acquired. This total purchase consideration consists of $3.9 million in cash, $900,000  of liabilities repaid on behalf of iPath, transaction costs of approximately $600,000, and 623,803 shares of the Company's common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company's common stock). The total purchase price consideration of $9.9 million, including transaction costs of $600,000, has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $7.3 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. The results of the iPath operations have been included in the Company's consolidated financial statements since June 10, 2005.

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

Acquisition of Vivare, Inc.

 On September 2, 2005, the Company consummated the acquisition of Vivare, LP (“Vivare”), a privately held technology consulting company, for total purchase consideration of approximately $9.8 million, representing a net purchase price of approximately $8.0 million net of tangible net assets acquired. This total purchase consideration consists of $4.95 million in cash, transaction costs of approximately $500,000, and 618,500 shares of the Company's common stock valued at approximately $7.03 per share (approximately $4.4 million worth of Company's common stock). The total purchase price consideration of $9.8 million, including transaction costs of $500,000, has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.8 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Vivare operations have been included in the Company's consolidated financial statements since September 2, 2005.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	6.8

Tangible assets acquired:
Accounts receivable	1.7
Property and equipment	0.1
Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of nine months to six years.

Acquisition of Bay Street Solutions, Inc.

On April 7, 2006, the Company consummated the acquisition of Bay Street Solutions, Inc. (“Bay Street”), a national customer relationship management consulting firm, for total consideration of approximately $10.4 million.  The total purchase consideration consisted of approximately $4.1 million in cash, transaction costs of approximately $600,000, and 464,569 shares of the Company’s common stock valued at approximately $12.18 per share (approximately $5.7 million worth of the Company's common stock).  The total purchase price consideration of $10.4 million, including transaction costs of $600,000, has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $6.2 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of the Bay Street’s operations have been included in the Company's interim consolidated financial statements since April 7, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.6
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	6.2

Tangible assets acquired:
Accounts receivable	2.4
Other assets	0.7
Property and equipment	0.1
Accrued expenses	(0.9)
Net assets acquired	$10.4

The Company believes that the intangible assets acquired have useful lives of four months to six years.

Acquisition of Insolexen, Corp.

On May 31, 2006, the Company consummated the acquisition of Insolexen, Corp. (“Insolexen”), a business integration consulting firm, for total consideration of approximately $15.7 million. The total purchase consideration consisted of approximately $7.8 million in cash, transaction costs of approximately $700,000, and 522,944 shares of the Company’s common stock valued at approximately $13.72 per share (approximately $7.2 million worth of the Company's common stock). The total purchase price consideration of $15.7 million, including transaction costs of $700,000, has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $10.8 million. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Insolexen’s operations have been included in the Company's interim consolidated financial statements since May 31, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$2.8
Customer backlog	0.4
Non-compete agreements	0.1

Goodwill	10.8

Tangible assets and liabilities acquired:
Accounts receivable	4.0
Other assets	2.1
Accrued expenses	(4.5)
Net assets acquired	$15.7

The Company believes that the intangible assets acquired have useful lives of seven months to six years.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Insolexen, Bay Street, iPath and Vivare for the three months and six months ended June 30, 2005 and 2006, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2005 and January 1, 2006 or of future results of operations of the consolidated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$31,258,331	$40,639,767	$60,054,312	$77,404,239

Net Income	2,330,082	1,827,609	4,238,053	950,643

Basic Income per Share	0.10	0.07	0.18	0.04

Diluted Income per Share	0.09	0.07	0.16	0.03

10. Intangible Assets

     Intangible Assets with Indefinite Lives

          The changes in the carrying amount of Goodwill for the six months ended June 30, 2006 are as follows:

Balance at December 31, 2005	$46.3 million

Bay Street Acquisition	6.2 million

Insolexen Acquisition	10.8 million

Adjustment to Goodwill related to deferred taxes associated with acquisitions	0.6 million

Balance at June 30, 2006	$63.9 million

     Intangible Assets with Definite Lives
     Following is a summary of Company's intangible assets (in thousands) that are subject to amortization:

	December 31, 2005			June 30, 2006
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$4,820	$(1,122)	$3,698	$9,170	$(1,685)	$7,485
Non-compete	2,073	(621)	1,452	2,153	(841)	1,312
Customer backlog	130	(57)	73	620	(196)	424
Internally developed software	599	(54)	545	676	(144)	532
Total	$7,622	$(1,854)	$5,768	$12,619	$(2,866)	$9,753

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	5 - 8 years
Non-compete agreements	3 - 5 years
Customer backlog	4 months to 1 year
Internally developed software	5 years

11. Line of Credit and Long Term Debt

On June 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association. The amended agreement increased the total size of the Company's senior bank credit facilities from $28.5 million to $52 million by increasing the accounts receivable line of credit from $15 million to $25 million and increasing the acquisition term line of credit from $13.5 million to $27 million.

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.25% at June 30, 2006). As of June 30, 2006, there was $6 million outstanding under the accounts receivable line of credit and approximately $19 million of available borrowing capacity, excluding approximately $200,000 reserved for an outstanding letter of credit to secure a facility lease.

The Company's $27 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of June 30, 2006 the balance outstanding under this acquisition line of credit was approximately $2.0 million. Borrowings after June 29, 2006 under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (8.088% at June 30, 2006). Borrowings after June 29, 2006 under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. The initial $2.5 million draw, of which $1.1 million remains outstanding, bears interest of 7.1% at June 30, 2006 and the subsequent $1.5 million draw, of which $900,000 remains outstanding, bears interest of 6.9% at June 30, 2006. Both of these initial draws before June 29, 2006 under the acquisition line are repayable in thirty-six equal monthly installments, after the first three months which require payment of accrued interest only, beginning October 21, 2004 and April 20, 2005, respectively. The Company currently has $25 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $52 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of June 30, 2006, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

Notes payable to related party at December 31, 2005 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company's acquisition of Javelin. The notes provided for payments totaling $1,500,000, of which none remained outstanding on June 30, 2006. The Company made payments totaling $62,500 in January 2004, $312,500 in April 2004, $250,000 in April 2005, and $250,000 in April 2006. For financial reporting purposes, an imputed interest rate of 7.5% was used to compute the net present value of the note payments. These notes were subordinate to the Company's senior credit facility.

12.  Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on the Company's condensed consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our condensed consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 on January 1, 2006, did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3).

13. Subsequent Event

On July 21, 2006, the Company consummated the acquisition of the Energy, Government and General Business division of Digital Consulting & Software Services, Inc (“EGG”).  The Company paid approximately $12.9 million consisting of approximately $6.4 million in cash and $6.5 million worth of the Company's common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $12.71 per share, which was the average closing price of our common stock for the 30 consecutive trading days immediately preceding the acquisition close per the terms of acquisition agreement.  GAAP accounting will require using the closing price of the Company's common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition. The Company issued 511,382 shares of its common stock in connection with the acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission and elsewhere in this Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Report on Form 10-Q to conform these statements to actual results.

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

Services Revenue

Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 5% of our services revenue for both the three and six months ended June 30, 2006. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Over the past three years, as the information technology software and services industry has recovered from the protracted downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

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

Plans for Growth & Acquisitions

Our goal is to build a leading independent information technology consulting firm in the United States through, among other things, expanding our relationships with existing and new clients, leveraging our operations in the central United States to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 15 United States and Canada offices and to add new offices throughout the United States, both organically and through acquisitions, to meet such demand and, as a result, increase our services revenue. In addition, we believe our track record for identifying attractive acquisitions and our ability to integrate acquired businesses helps us successfully complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we have consummated eight acquisitions since January 1, 2004: Genisys Consulting, Inc. on April 2, 2004; Meritage Technologies, Inc. on June 18, 2004; ZettaWorks LLC on December 20, 2004; iPath Solutions, Ltd. (“iPath”) on June 10, 2005; Vivare, Inc. (“Vivare”) on September 2, 2005; Bay Street Solutions, Inc. (“Bay Street”) on April 7, 2006, Insolexen Corp, Inc. (“Insolexen”) on May 31, 2006, and the Energy, Government and General Business division of Digital Consulting and Software Services, Inc. (“EGG”) on July 21, 2006.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenue. Total revenue increased 73% to $37.5 million for the three months ended June 30, 2006 from $21.7 million for the three months ended June 30, 2005. Services revenue, including reimbursed expenses, increased 72% to $34.9 million for the three months ended June 30, 2006 from approximately $20.3 million for the three months ended June 30, 2005. The increase in services revenue resulted from increases in average project size and in the number of projects. These increases were largely attributable to the acquisitions of iPath, Vivare, Bay Street and Insolexen. The utilization rate of our professionals, including subcontractors, increased to 90% for the three months ended June 30, 2006 compared to 89% for the three months ended June 30, 2005. For the three months ended June 30, 2006 and 2005, 7% and 10%, respectively, of our revenue, excluding reimbursed expenses, was derived from IBM. Software revenue increased 86% to $2.6 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005 due to increased customer demand. Reimbursable expenses increased 110% to $2.2 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. We do not realize any profit on reimbursable expenses.

Cost of Revenue. Cost of revenue increased 69% to $24.3 million for the three months ended June 30, 2006 from $14.4 million for the three months ended June 30, 2005. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of iPath, Vivare, Bay Street and Insolexen. The average number of professionals performing services, including subcontractors, increased 52% to 622 for the three months ended June 30, 2006 from 409 for the three months ended June 30, 2005.

Also, costs associated with software sales increased 78% to $2.1 million for the three months ended June 30, 2006 in connection with the increased software revenue.

Gross Margin. Gross margin increased 80.9% to $13.2 million for the three months ended June 30, 2006 from $7.3 million for the three months ended June 30, 2005. Gross margin as a percentage of revenue, excluding reimbursed expenses, increased to 37.3% for the three months ended June 30, 2006 from 35.3% for the three months ended June 30, 2005, due to increases in both services gross margin and software gross margin explained below. Services gross margin increased to 38.9% for the three months ended June 30, 2006 from 36.9% for the three months ended June 30, 2005. This increase in services gross margin was primarily due to a higher average utilization rate and a higher average billing rate for services professionals. The margin improvement from this higher average utilization rate was partially off-set by approximately $242,000 of non-cash stock compensation expense recognized in cost of revenue during the three months ended June 30, 2006. No stock compensation expense was recognized in cost of revenue prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment. Software gross margin increased to 17.4% for the three months ended June 30, 2006 from 14.0% for the three months ended June 30, 2005 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 101% to $8.2 million for the three months ended June 30, 2006 from $4.1 million for the three months ended June 30, 2005 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath, Vivare, Bay Street and Insolexen. Additionally, selling, general and administrative expenses increased by $1.9 million over same period in the prior year from expense accruals for the Company-wide bonus program as a result of meeting certain bonus plan targets. Finally, included in selling, general and administrative expense was non-cash stock compensation expense which increased significantly to approximately $504,000 for the three months ended June 30, 2006, compared to approximately $59,000 for the three months ended June 30, 2005. This significant increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses, including stock compensation expense, as a percentage of revenue, increased to 22.0% for the three months ended June 30, 2006 compared to 18.8% for the three months ended June 30, 2005 primarily due to the bonus expense accruals mentioned above. Stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 1.4% for the three months ended June 30, 2006 compared to 0.3% for the three months ended June 30, 2005.

Depreciation. Depreciation expense increased 62% to approximately $215,000 for the three months ended June 30, 2006 from approximately $133,000 for the three months ended June 30, 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth. Depreciation expense as a percentage of services revenue was 0.7% for the three months ended June 30, 2006, which is consistent with the year ago period.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 130% to approximately $699,000 for the three months ended June 30, 2006 from approximately $304,000 for the three months ended June 30, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from iPath, Vivare, Bay Street and Insolexen as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 9 Business Combinations of our financial statements.

Interest Expense. Interest expense increased 34% to approximately $162,000 for the three months ended June 30, 2006 compared to approximately $121,000 for the three months ended June 30, 2005. This increase in interest expense is due to borrowings on the accounts receivable line of credit of $10 million to fund acquisitions during the three months ended June 30, 2006. During the three months ended June 30, 2006, we have repaid $5 million on the accounts receivable line of credit with our cash inflows.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate increased significantly to 42.2% for the three months ended June 30, 2006 as compared to 38.6% for the three months ended June 30, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. Our effective tax rate for the remainder of 2006 is expected to be roughly consistent with that of the three months ended June 30, 2006, except for unexpected tax benefits which may arise in future periods as a result of disqualifying dispositions of incentive stock options which cannot be accurately predicted or estimated. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.6 million for which we have a valuation allowance of $2.2 million. Additionally, we have deferred tax assets of $2.0 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $2.4 million and are completely offset by deferred tax liabilities of $3.3 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue. Total revenue increased 62% to $67.2 million for the six months ended June 30, 2006 from $41.4 million for the six months ended June 30, 2005. Services revenue, including reimbursed expenses, increased 60% to $61.9 million for the six months ended June 30, 2006 from approximately $38.6 million for the six months ended June 30, 2005. The increase in services revenue resulted from increases in average project size and in the number of projects. These increases were largely attributable to the acquisitions of iPath, Vivare, Bay Street and Insolexen. The utilization rate of our professionals, including subcontractors, remained constant at 88% for the six months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, 7% and 11%, respectively, of our revenue, excluding reimbursed expenses, was derived from IBM. Software revenue increased 88% to $5.3 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2005 due to increased customer demand. Reimbursable expenses increased 108% to $3.5 million for the six months ended June 30, 2006 from $1.7 million for the six months ended June 30, 2005. We do not realize any profit on reimbursable expenses.

Cost of Revenue. Cost of revenue increased 63% to $44.7 million for the six months ended June 30, 2006 from $27.4 million for the six months ended June 30, 2005. The increase in cost of revenue is attributable to an increase in the number of professionals due to hiring and the acquisitions of iPath, Vivare, Bay Street and Insolexen. The average number of professionals performing services, including subcontractors, increased 45% to 565 for the six months ended June 30, 2006 from 391 for the six months ended June 30, 2005.

Also, costs associated with software sales increased 86% to $4.4 million for the six months ended June 30, 2006 in connection with the increased software revenue.

Gross Margin. Gross margin increased 60.4% to $22.5 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. Gross margin as a percentage of revenue, excluding reimbursed expenses, remained consistent at 35.3% for the six months ended June 30, 2006 and June 30, 2005. Services gross margin increased to 37.1% for the six months ended June 30, 2006 from 36.8% for the six months ended June 30, 2005 due to a higher average billing rate for services professionals. This was offset by approximately $474,000 of non-cash stock compensation expense recognized in cost of revenue during the six months ended June 30, 2006. No stock compensation expense was recognized in cost of revenue prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment. Software gross margin increased to 16.0% for the six months ended June 30, 2006 from 15.1% for the six months ended June 30, 2005 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

 Selling, General and Administrative. Selling, general and administrative expenses increased 77% to $13.9 million for the six months ended June 30, 2006 from $7.8 million for the six months ended June 30, 2005 due primarily to the increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath, Vivare, Bay Street and Insolexen. Additionally, selling, general and administrative expenses increased by $2.1 million over same period in the prior year from expense accruals for the Company-wide bonus program as a result of meeting certain bonus plan targets. Finally, included in selling, general and administrative expense was non-cash stock compensation expense which increased significantly to approximately $996,000 for the six months ended June 30, 2006, compared to approximately $118,000 for the six months ended June 30, 2005. This significant increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses, including stock compensation expense, as a percentage of revenues, increased to 20.7% for the six months ended June 30, 2006 compared to 18.7% for the six months ended June 30, 2005 primarily due to the bonus expense accruals mentioned above. Stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 1.6% for the six months ended June 30, 2006 compared to 0.3% for the six months ended June 30, 2005.

Depreciation. Depreciation expense increased 24% to approximately $383,000 for the six months ended June 30, 2006 from approximately $310,000 for the six months ended June 30, 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth. Depreciation expense as a percentage of services revenue was 0.7% for the six months ended June 30, 2006, which is slightly lower than the year ago period at 0.8%.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 94% to approximately $1.1 million for the six months ended June 30, 2006 from approximately $581,000 for the six months ended June 30, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from iPath, Vivare, Bay Street and Insolexen as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 9 Business Combinations of our financial statements.

Interest Expense. Interest expense increased 5% to approximately $246,000 for the six months ended June 30, 2006 compared to approximately $234,000 for the six months ended June 30, 2005. This increase in interest expense is due to borrowings on the accounts receivable line of credit of $10 million to fund acquisitions during the six months ended June 30, 2006. During the six months ended June 30, 2006, we have repaid $8 million on the accounts receivable line of credit with our cash inflows.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate increased significantly to 42.9% for the six months ended June 30, 2006 as compared to 38.6% for the six months ended June 30, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. Our effective tax rate for the remainder of 2006 is expected to be roughly consistent with that of the six months ended June 30, 2006, except for unexpected tax benefits which may arise in future periods as a result of disqualifying dispositions of incentive stock options which cannot be accurately predicted or estimated. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.6 million for which we have a valuation allowance of $2.2 million. Additionally, we have deferred tax assets of $2.0 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $2.4 million and are completely offset by deferred tax liabilities of $3.3 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

	As of December 31, 2005	As of June 30, 2006
	(in millions)
Cash and cash equivalents	$5.1	$1.6
Working capital	$17.1	$19.6

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and long-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash provided by operations for the six months ended June 30, 2006 was approximately $513,000 as compared to net cash used in operations of approximately $3.1 million for the six months ended June 30, 2005. The primary components of operating cash flows for the six months ended June 30, 2006, were net income after adding back non-cash expenses of approximately $7.2 million offset by increases to accounts receivable of approximately $4.6 million and decreases to accrued expenses of approximately $2.7 million.

Accounts receivable, net of allowance for doubtful accounts, totaled $33.9 million at June 30, 2006, compared to $23.3 million at December 31, 2005. There were approximately 72 days of sales outstanding (“DSO's”) for the quarter ended June 30, 2006 calculated using accounts receivable as of June 30, 2006, and adjusting revenues and accounts receivable to exclude non-recurring increases in sales of third party software at the end of the quarter. This is an increase from 69 DSO's at March 31, 2006, however we believe it consistent with our normal operating range of 70 to 80 DSO’s. We have an internal goal to keep our DSO's as close to 70 as possible. Approximately 80% of our customers are billed on a monthly basis. The remaining 20% of our customers are invoiced according to their contract, which may be weekly, bi-weekly, or by milestone. Our collection terms with IBM are 45 days and the rest of our customers generally have 30 day collection terms. With a monthly billing cycle of 30 days, a 14 day cycle for generating, approving and releasing invoices, and 30 to 45 day collection cycles, our expected DSO's should range between 70 and 80 days.

  Net Cash Used in Investing Activities

For the six months ended June 30, 2006 we used approximately $698,000 in cash to purchase equipment fixed assets, $7.4 million to purchase Bay Street and Insolexen, and $250,000 to repay the promissory notes issued in our acquisition of Javelin Solutions, Inc. in 2002. For the six months ended June 30, 2005 we used approximately $335,000 in cash to purchase equipment fixed assets, $4.8 million to purchase iPath, and $250,000 to make the annual payment on the notes related to the Javelin acquisition.

Net Cash From Financing Activities

During the six months ended June 30, 2006, our financing activities consisted primarily of net draws totaling $10.0 million from our accounts receivable line of credit, payments of $8.0 million on our accounts receivable line of credit and approximately $657,000 of payments on long term debt. During the period, we received $1.7 million from exercises of stock option and warrants and sales of stock through the Company's Employee Stock Purchase Program. In addition, we realized tax benefits related to stock option exercises of $1.3 million during the six month period ended June 30, 2006.

During the six months ended June 30, 2005, our financing activities consisted primarily of a net draw of $6.0 million from our accounts receivable line of credit, stock option and warrant exercises of approximately $1.0 million and payments on long term debt of approximately $500,000. In addition, we realized tax benefits related to stock option exercises of $850,000 during the six month period ended June 30, 2005.

During 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. No securities have been issued under the shelf registration. We may offer to sell shares under the shelf registration in the future at prices and terms to be determined at the time of the offering. During the six month period ended June 30, 2005, we incurred approximately $792,000 of costs related to this registration. To date, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

Availability of Funds from Bank Line of Credit Facilities

We have a $52 million credit facility with Silicon Valley Bank and KeyBank National Association comprising a $25 million accounts receivable line of credit and a $27 million acquisition term line of credit. The description of our credit facility as of June 30, 2006 reflects the June 29, 2006 amendment to our credit facility which, among other things, increased the accounts receivable line of credit from $15.0 million to $25.0 million and increased the acquisition term line of credit from $13.5 million to $27.0 million. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of June 30, 2006. As of June 30, 2006, there was $6 million outstanding under the accounts receivable line of credit and approximately $19 million of available borrowing capacity, excluding $200,000 reserved for an outstanding letter of credit to secure a facility lease.

Our $27 million term acquisition line of credit with Silicon Valley Bank and KeyBank National Association provides an additional source of financing for certain qualified acquisitions. As of June 30, 2006 the balance outstanding under this acquisition line of credit was approximately $2.0 million. Borrowings after June 29, 2006 under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (8.088% at June 30, 2006). Borrowings after June 29, 2006 under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. The initial $2.5 million draw, of which $1.1 million remains outstanding, bears interest of 7.1% at June 30, 2006 and the subsequent $1.5 million draw, of which $900,000 remains outstanding, bears interest of 6.9% at June 30, 2006. Both of these initial draws before June 29, 2006 under the acquisition line are repayable in thirty-six equal monthly installments, after the first three months which require payment of accrued interest only, beginning October 21, 2004 and April 20, 2005, respectively. We currently have $25 million of available borrowing capacity under this acquisition line of credit.

As of June 30, 2006, we were in compliance with all covenants under this credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the six months ended June 30, 2006. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Subsequent Event

On July 21, 2006, we consummated the acquisition of the Energy, Government and General Business division of Digital Consulting & Software Services, Inc (“EGG”).  We paid approximately $12.9 million consisting of approximately $6.4 million in cash and $6.5 million worth of our common stock, subject to certain post-closing adjustments.  The shares of common stock issued in connection with the merger were ascribed a value of $12.71 per share, which was the average closing price of our common stock for the 30 consecutive trading days immediately preceding the acquisition close per the terms of acquisition agreement.  GAAP accounting will require using the closing price of our common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition. We issued 511,382 shares of our common stock in connection with the acquisition.

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

We evaluate long-lived tangible assets and intangible assets other than goodwill in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which we adopted as of January 1, 2002. Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of June 30, 2006.

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

Prior to January 1, 2006, we accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, we measured compensation expense for stock options as the excess, if any, of the estimated fair market value of our stock at the date of grant over the exercise price. We elected to provide pro forma effects of this measurement in a footnote to its financial statements.

Included in our condensed consolidated statement of operations, total share-based compensation cost recognized for the six months ended June 30, 2006 and 2005 was approximately $1.5 million and $118,000, respectively, with related current and future income tax benefits of approximately $329,000 and $46,000, respectively. There was no cumulative effect of adoption of SFAS 123R.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. We are currently evaluating the effect, if any, of FIN 48 on our condensed consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our condensed consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The adoption of SFAS 154 on January 1, 2006, did not have a material impact on our consolidated financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3 to our Condensed Consolidated Financial Statements contained herein).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We have a $52 million credit facility with Silicon Valley Bank and KeyBank National Association comprising a $25 million accounts receivable line of credit and a $27 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of June 30, 2006. As of June 30, 2006, there was $6 million outstanding under the accounts receivable line of credit and approximately $19 million of available borrowing capacity, excluding approximately $200,000 reserved for an outstanding letter of credit to secure a facility lease. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank's prime rate. Based on the $6 million outstanding under the accounts receivable line of credit as of June 30, 2006, an increase in the interest rate of 100 basis points would add approximately $60,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $1.6 million and $5.1 million at June 30, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. As described in our Management's Annual Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K, the Company identified significant deficiencies related to inadequate staffing levels which aggregated to a material weakness in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which continued to exist through June 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer have therefore concluded that as a result of the material weakness, as of June 30, 2006, the Company's disclosure controls and procedures were not effective.

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

During 2005, the Company implemented significant new internal information technology systems and applications including a new general ledger system and a new time and expense reporting system which can be utilized to deliver more automated information technology application controls and reduce the reliance on financial accounting personnel and the need for segregation of duties. In addition, given our significant growth, we understand that our financial accounting group must expand and that we must automate many of our information technology application controls in order to meet the internal control requirements of our rapidly growing organization. By hiring more financial accounting personnel and by leveraging the capabilities of our new internal information systems and accounting systems to automate controls, we believe will remedy the material weakness described in Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K. While we have begun remediation procedures including recruiting the additional personnel needed and planning additional automation of internal controls through leveraging our existing information technology systems, all of these changes are not in effect as of June 30, 2006, and therefore, we are reporting that a material weakness in internal control continues to exist as of June 30, 2006.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on June 30, 2006 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 5. Other Information

On August 3, 2006, we entered into a new three-year employment agreement with Jeffrey Davis, President and Chief Operating Officer, to be effective as of July 1, 2006, which will expire June 30, 2009. Mr. Davis’s new employment agreement provides for the following compensation.

•	an annual salary of $250,000;

•	an annual performance bonus of up to 200% of Mr. Davis’s annual salary in the event we achieve certain performance targets approved by our Chief Executive Officer;

•	death benefits in the form of a lump-sum payment equal to one year’s annual salary and maximum target bonus;

•	disability benefits equal to one year’s annual salary and maximum target bonus to be paid over a twelve month period;

•
severance benefits in the form of a lump-sum payment equal to one year’s annual salary and maximum target bonus, option and restricted stock acceleration, and welfare benefits if Mr. Davis is terminated without cause or voluntarily resigns within 30 days after the appointment of a new Chief Executive Officer;

•	immediate vesting of 50% of all unvested stock option grants and restricted stock grants previously awarded to Mr. Davis upon the occurrence of a change in control; and

•	severance benefits as specified above if Mr. Davis’s employment is terminated without cause at any time following a change in control.

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

PERFICIENT, INC.

Dated: August 8, 2006	/s/ John T. McDonald
John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2006	/s/ Michael D. Hill
Michael D. Hill, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of April 6, 2006, by and among Perficient, Inc., PFT MergeCo, Inc., Bay Street Solutions, Inc. and the other signatories thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 12, 2006 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of May 31, 2006, by and among Perficient, Inc., PFT MergeCo II, Inc., Insolexen, Corp., HSU Investors, LLC, Hari Madamalla, Steve Haglund and Uday Yallapragada, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 5, 2006 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of July 20, 2006, by and among Perficient, Inc., Perficient DCSS, Inc. and Digital Consulting & Software Services, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1
Amendment to Amended and Restated Loan and Security Agreement, dated as of June 29, 2006, by and among Silicon Valley Bank, KeyBank National Association, Perficient, Inc., Perficient Genisys, Inc., Perficient Canada Corp,. Perficient Meritage, Inc., Perficient Zettaworks, Inc., Perficient iPath, Inc., Perficient Vivare, Inc., Perficient Bay Street, LLC and Perficient Insolexen, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference

10.2
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

10.3*†	Employment Agreement between Perficient, Inc. and Jeffrey Davis dated August 3, 2006, and effective as of July 1, 2006

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†	Identifies an exhibit that consists of or includes a management contract or compensatory plan or arrangement.