Form 10-Q
period 2006-09-30
PERFICIENT INC
filed 2006-11-08
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     As of October 25, 2006, there were 27,168,257 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$65	$5,096
Accounts receivable, net	37,916	23,251
Other current assets:
Prepaid expenses	1,783	887
Other current assets	2,773	1,530
Total other current assets	4,556	2,417
Total current assets	42,537	30,764
Property and equipment, net	1,584	960
Goodwill	68,946	46,263
Intangible assets, net	12,973	5,768
Other non-current assets	1,016	1,180
Total assets	$127,056	$84,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,260	$3,774
Current portion of long-term debt	1,410	1,337
Other current liabilities	16,286	8,331
Note payable to related parties	--	244
Total current liabilities	19,956	13,686
Long-term borrowings, net of current portion	5,472	5,338
Deferred taxes	1,004	--
Total liabilities	26,432	19,024

Stockholders' equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
26,270,076 shares issued and outstanding as of September 30, 2006;
23,294,509 shares issued and outstanding as of December 31, 2005)	26	23
Additional paid-in capital	143,055	115,120
Accumulated other comprehensive loss	(105)	(87)
Accumulated deficit	(42,352)	(49,145)
Total stockholders' equity	100,624	65,911
Total liabilities and stockholders' equity	$127,056	$84,935

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Revenues
Services	$40,219	$23,157	$98,577	$60,049
Software	1,532	1,918	6,800	4,718
Reimbursable expenses	2,543	1,048	6,071	2,741

Total revenues	44,294	26,123	111,448	67,508
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	24,190	13,771	59,911	36,319
Software costs	1,247	1,503	5,673	3,881
Reimbursable expenses	2,543	1,048	6,071	2,741
Other project related expenses	460	502	1,474	1,265
			73,073
Total cost of revenues	28,440	16,824	73,129	44,206

Gross margin	15,854	9,299	38,319	23,302

Selling, general and administrative	9,539	5,101	23,414	12,926
Depreciation	264	149	647	459
Amortization of intangible assets	1,211	494	2,335	1,074

Total operating expenses	11,014	5,744	26,396	14,459

Income from operations	4,840	3,555	11,923	8,843

Interest income	45	3	76	11
Interest expense	(217)	(204)	(463)	(438)
Other	7	5	72	13
Income before income taxes	4,675	3,359	11,608	8,429
Provision for income taxes	1,841	1,293	4,815	3,248

Net income	$2,834	$2,066	$6,793	$5,181

Basic net income per share	$0.11	$0.09	$0.28	$0.24

Diluted net income per share	$0.10	$0.08	$0.25	$0.21

Shares used in computing basic net income per share	25,618	22,418	24,525	21,703

Shares used in computing diluted net income per share	28,056	25,504	27,156	25,034

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2006
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2005	23,295	$23	$115,120	$(87)	$(49,145)	$65,911
Bay Street, Insolexen, and EGG acquisitions	1,499	2	17,989	--	--	17,991
Warrants exercised	145	--	146	--	--	146
Stock options exercised	1,324	1	3,133	--	--	3,134
Purchases of stock from Employee Stock Purchase Plan	4	--	57	--	--	57
Tax benefit of stock option exercises	--	--	4,383	--	--	4,383
Stock compensation	--	--	2,227	--	--	2,227
Vested stock compensation	3	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	(18)	--	(18)
Net income	--	--	--	--	6,793	6,793
Total comprehensive income	--	--	--	--	--	6,775
Balance at September 30, 2006	26,270	$26	$143,055	$(105)	$(42,352)	$100,624

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$6,793	$5,181
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	647	459
Amortization of intangibles	2,335	1,074
Non-cash stock compensation	2,227	191
Non-cash interest expense	6	19
Tax benefit on stock options	452	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,993)	(3,013)
Other assets	(709)	(1,102)
Accounts payable	(1,515)	(4,476)
Other liabilities	(2,744)	1,455
Net cash provided by (used in) operating activities	2,499	(212)

INVESTING ACTIVITIES
Purchase of property and equipment	(995)	(548)
Capitalization of software developed for internal use	(59)	(484)
Purchase of businesses, net of cash acquired	(13,677)	(9,704)
Payments on Javelin Notes	(250)	(250)
Net cash used in investing activities	(14,981)	(10,986)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	28,600	12,000
Payments on short-term borrowings	(27,400)	(2,000)
Payments on long-term debt	(994)	(815)
Deferred offering costs	--	(943)
Tax benefit on stock options	3,931	946
Proceeds from exercise of stock options and Employee Stock Purchase Plan	3,191	1,290
Proceeds from exercise of warrants	146	107
Net cash provided by financing activities	7,474	10,585
Effect of exchange rate on cash and cash equivalents	(23)	(36)
Change in cash and cash equivalents	(5,031)	(649)
Cash and cash equivalents at beginning of period	5,096	3,906
Cash and cash equivalents at end of period	$65	$3,257

Supplemental disclosures:
Interest paid	$465	$394
Cash paid for income taxes	$3,111	$1,585

Non cash activities:
Stock issued for Purchase of Business	$17,991	$8,864
Change in goodwill	$533	$(493)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended. Operating results for the three months and nine months ended September 30, 2006 may not be indicative of the results for the full fiscal year ending December 31, 2006. Certain prior year balances have been reclassified to conform to current period presentation.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement requires that effective January 1, 2006, the costs of employee share-based payments be measured at fair value on the awards' grant date and recognized in the financial statements over the requisite service period.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The Company has elected to provide pro forma effects of this measurement in a footnote to its financial statements. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method (see Note 3).

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material projects, revenue is recognized and billed by multiplying the number of hours expended in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Provisions for estimated losses on incomplete projects are made on a project-by-project basis and are recognized in the period in which such losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses. These reimbursements are included as a component of revenue. Revenue from software sales is recorded on a gross basis based on the Company's role as principal in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction, the revenue would be recorded on a net basis.

Revenue is recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) acceptance has occurred, and (4) collectibility is deemed probable. We determine the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately. We follow very specific and detailed guidelines in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail.

Revenue from internally developed software which is allocated to maintenance and support is recognized ratably over the maintenance term (typically one year).

Revenue allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

Intangible Assets

In a business combination, goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed. As required, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The impairment test utilizes a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2005, and as of September 30, 2006, there were no events or changes in circumstances which would indicate that goodwill might be impaired.

Other intangible assets, including amounts allocated to customer relationships, customer backlog, non-compete agreements, and internally developed software, are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from four months to eight years. Amortization of intangible assets is considered operating expense and is included in “Amortization of intangible assets” in the accompanying unaudited interim condensed consolidated statements of operations. The Company periodically reviews the estimated useful lives of its other intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. The Company also assesses potential impairments to intangible assets on an annual basis or when there is evidence that events or changes in circumstances impacted the carrying amount of an asset. The Company’s judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the businesses, market conditions and other factors.

Long-lived assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be entirely recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Management has determined that no impairment exists as of September 30, 2006.

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

3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods are not restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No. 123R.

Total share-based compensation cost recognized for the three months ended September 30, 2006 and 2005 was approximately $758,000 and $73,000, and the associated current and future income tax benefits recognized for the three months ended September 30, 2006 and 2005 were approximately $238,000 and $28,000. For the nine months ended September 30, 2006 and 2005, total share-based compensation cost recognized was approximately $2.2 million and $191,000, and the associated current and future income tax benefits recognized were approximately $566,000 and $73,000. As of September 30, 2006, there was $8.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method had been applied. If this method had been used, the Company’s net income and net income per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income -- as reported	$2,066	$5,181

Total stock-based compensation costs, net of tax, included in the determination of net income as reported	45	118
The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(533)	(1,588)
Pro forma net income available to common stockholders	$1,578	$3,711

Earnings per share:
Basic -- as reported	$0.09	$0.24
Basic -- pro forma	$0.07	$0.18

Diluted -- as reported	$0.08	$0.21
Diluted -- pro forma	$0.06	$0.15

Equity Incentive Plans

The Company did not grant any stock option awards during the nine months ended September 30, 2006. The fair value of options granted during the nine months ended September 30, 2005 was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: risk free interest rate of 3.61%; dividend yield of 0%; weighted-average expected life of options of 5 years; and a volatility factor of 1.384.

Stock option activity for the nine months ended September 30, 2006 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2006	5,268	$0.02 - $16.94	$3.53
Options granted	--	--	--
Options exercised	(1,324)	$0.02 - $12.13	$2.43
Options canceled	(32)	$1.01 - $13.25	$5.95
Options outstanding at September 30, 2006	3,912	$0.02 - $16.94	$3.88
Options vested at September 30, 2006	2,466	$0.02 - $16.94	$3.33

Restricted stock activity for the nine months ended September 30, 2006 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	614	$7.69
Awards granted	59	$12.98
Awards released	(2)	$6.83
Awards canceled	(13)	$8.01
Restricted stock awards outstanding at September 30, 2006	658	$8.16

4. Warrants

The following table summarizes information regarding warrants outstanding and exercisable as of September 30, 2006 (in thousands, except exercise price information):

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$1.98	9
$1.98	9

5. Net Income per Share

 The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,834	$2,066	$6,793	$5,181
Basic:
Weighted-average shares of common stock outstanding	24,368	21,168	23,275	20,538
Weighted-average shares of common stock outstanding subject to contingency (i.e. restricted stock)	1,250	1,250	1,250	1,165

Shares used in computing basic net income per share	25,618	22,418	24,525	21,703

Effect of dilutive securities:
Stock options	2,183	2,933	2,357	3,181
Warrants	46	153	96	150

Restricted stock subject to vesting	209	--	178	--
Shares used in computing diluted net income per share	28,056	25,504	27,156	25,034

Basic net income per share	$0.11	$0.09	$0.28	$0.24

Diluted net income per share	$0.10	$0.08	$0.25	$0.21

6. Commitments and Contingencies

   The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (in thousands):

Operating Leases
2006 remaining	$357
2007	1,258
2008	1,020
2009	912
2010	662
Thereafter	359
Total minimum lease payments	$4,568

The Company is required to maintain a letter of credit for $200,000 with Silicon Valley Bank to serve as collateral for an office space lease. This letter of credit with Silicon Valley Bank reduces the borrowings available under the Company's line of credit with Silicon Valley Bank. This letter of credit will remain in effect through October 2009.

7. Balance Sheet Components

     The components of accounts receivable are as follows (in thousands):

	September 30, 2006	December 31, 2005
Accounts receivable	$25,333	$17,013
Unbilled revenue	12,875	6,581
Allowance for doubtful accounts	(292)	(343)
Total	$37,916	$23,251

     The components of other current assets are as follows (in thousands):

	September 30, 2006	December 31, 2005
Income tax receivable	$282	$1,367
Other current assets	2,491	163
Total	$2,773	$1,530

     The components of other current liabilities are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Accrued payroll related costs	$9,084	$4,028
Accrued subcontractor fees	1,944	1,842
Deferred revenue	1,709	1,084
Other accrued expenses	3,549	1,377
Total	$16,286	$8,331

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Computer Hardware & Software	$4,257	$3,182
Furniture & Fixtures	915	781
Leasehold Improvements	219	150
Gross Property & Equipment	5,391	4,113
Less: Accumulated Depreciation	(3,807)	(3,153)
Total	$1,584	$960

8. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,834	$2,066	$6,793	$5,181
Foreign currency translation adjustments	(11)	6	(18)	(23)
Total comprehensive net income	$2,823	$2,072	$6,775	$5,158

9. Business Combinations

Acquisition of iPath Solutions, Ltd.

On June 10, 2005, the Company acquired iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company, for $9.9 million. The purchase price consists of $3.9 million in cash, $900,000 of liabilities repaid on behalf of iPath, transaction costs of $600,000, and 623,803 shares of the Company's common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company's common stock). The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. The results of the iPath operations have been included in the Company's consolidated financial statements since June 10, 2005.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.7
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	7.3

Tangible assets and liabilities acquired:
Accounts receivable	1.6
Property and equipment	0.1
Accrued expenses	(0.1)
Net assets acquired	$9.9

The Company believes that the intangible assets acquired have useful lives of six months to five years.

Acquisition of Vivare, LP

On September 2, 2005, the Company acquired Vivare, LP (“Vivare”), a privately held technology consulting company, for $9.8 million. The purchase price consists of $4.9 million in cash, transaction costs of approximately $500,000, and 618,500 shares of the Company's common stock valued at approximately $7.03 per share (approximately $4.4 million worth of Company's common stock). The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. The results of Vivare’s operations have been included in the Company's consolidated financial statements since September 2, 2005.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	6.8

Tangible assets acquired:
Accounts receivable	1.7
Property and equipment	0.1
Net assets acquired	$9.8

The Company believes that the intangible assets acquired have useful lives of nine months to six years.

Acquisition of Bay Street Solutions, Inc.

On April 7, 2006, the Company acquired Bay Street Solutions, Inc. (“Bay Street”), a national customer relationship management consulting firm, for approximately $9.7 million.  The purchase price consists of approximately $4.1 million in cash, transaction costs of $636,000, and 464,569 shares of the Company's common stock valued at approximately $12.18 per share (approximately $5.7 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $630,000, as determined by a third party valuation firm.  The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Bay Street's operations have been included in the Company's interim consolidated financial statements since April 7, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.6
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	5.5

Tangible assets acquired:
Accounts receivable	2.4
Other assets	0.7
Property and equipment	0.1
Accrued expenses	(0.9)
Net assets acquired	$9.7

The Company believes that the intangible assets acquired have useful lives of four months to six years.

Acquisition of Insolexen, Corp.

On May 31, 2006, the Company acquired Insolexen, Corp. (“Insolexen”), a business integration consulting firm, for approximately $15.0 million. The purchase price consists of approximately $7.7 million in cash, transaction costs of $695,000, and 522,944 shares of the Company's common stock valued at approximately $13.72 per share (approximately $7.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $613,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Insolexen's operations have been included in the Company's interim consolidated financial statements since May 31, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$2.8
Customer backlog	0.4
Non-compete agreements	0.1

Goodwill	10.4

Tangible assets and liabilities acquired:
Accounts receivable	4.0
Other assets	2.1
Accrued expenses	(4.8)
Net assets acquired	$15.0

The Company believes that the intangible assets acquired have useful lives of seven months to six years.

Acquisition of the Energy, Government and General Business (EGG) division of Digital Consulting & Software Services, Inc.

On July 21, 2006, the Company acquired the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc., a systems integration consulting business, for approximately $13.2 million. The purchase price consists of approximately $6.4 million in cash, transaction costs of approximately $275,000, and 511,382 shares of the Company's common stock valued at approximately $12.71 per share (approximately $6.5 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $92,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level and is expected to be deductible for tax purposes. The purchase price was allocated to intangibles based on management's estimate and an independent appraisal. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of EGG's operations have been included in the Company's interim consolidated financial statements since July 21, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.8
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	6.2

Tangible assets and liabilities acquired:
Accounts receivable	3.7
Other assets	0.5
Accrued expenses	(1.6)
Net assets acquired	$13.2

The Company believes that the intangible assets acquired have useful lives of five months to six years.

Pro forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with iPath, Vivare, Bay Street, Insolexen, and EGG for the three months and nine months ended September 30, 2005 and 2006, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2005 and January 1, 2006 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$45,415	$39,551	$132,474	$108,594

Net income	$2,978	$2,631	$6,051	$6,826

Basic net income per share	$0.12	$0.11	$0.24	$0.28

Diluted net income per share	$0.11	$0.10	$0.22	$0.25

10. Intangible Assets

     Intangible Assets with Indefinite Lives

          The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in millions):

Balance at December 31, 2005	$46.3

Bay Street Acquisition	5.5

Insolexen Acquisition	10.4

EGG Acquisition	6.2

Adjustment to goodwill related to deferred taxes associated with acquisitions	0.5

Balance at September 30, 2006	$68.9

     Intangible Assets with Definite Lives
     Following is a summary of Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$12,900	$(2,202)	$10,698	$4,820	$(1,122)	$3,698
Non-compete agreements	2,393	(1,072)	1,321	2,073	(621)	1,452
Customer backlog	920	(462)	458	130	(57)	73
Internally developed software	678	(182)	496	599	(54)	545
Total	$16,891	$(3,918)	$12,973	$7,622	$(1,854)	$5,768

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	2 - 5 years
Customer backlog	4 months to 1 year
Internally developed software	5 years

11. Line of Credit and Long-Term Debt

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

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenue, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.25% at September 30, 2006). As of September 30, 2006, there was $5.2 million outstanding under the accounts receivable line of credit and $19.8 million of available borrowing capacity, excluding $200,000 reserved for an outstanding letter of credit to secure a facility lease.

The Company's $27 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of September 30, 2006, the balance outstanding under this acquisition line of credit was approximately $1.7 million. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.58% at September 30, 2006). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. As of September 30, 2006, the balance outstanding under this acquisition line of credit of $1.7 million had an average interest rate of 7.00%. The Company currently has approximately $25.3 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $52 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenue less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of September 30, 2006, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

Notes payable to related party at December 31, 2005 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company's acquisition of Javelin. As of September 30, 2006, these notes have been fully paid.

12. Income Taxes

The Company’s effective tax rates were 39.4% and 41.5% for the three and nine months ended September 30, 2006, respectively, compared to 38.5% for the three and nine months ended September 30, 2005. The increase in the Company’s effective tax rate was due to non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.6 million, for which a valuation allowance of $2.2 million is recorded. Additionally, the Company has deferred tax assets of $3.7 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $4.1 million and are partially offset by deferred tax liabilities of $3.2 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

The Company’s 2004 United States corporate income tax return is currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time. The Company does not believe the audit will have a material affect on its financial condition or results of operations.

13.  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's condensed consolidated financial statements.

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

Overview

We are an information technology consulting firm serving Global 2000 and midsize companies throughout the United States and Canada. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure.

Services Revenue

Our services revenue is derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenue is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% and 7% of our services revenue for the three and nine months ended September 30, 2006, respectively. For time and material projects, revenue is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenue is generally recognized using the proportionate performance method. Provisions for estimated profits or losses on uncompleted projects are made on a contract-by-contract basis and are recognized in the period in which such profits or losses are determined. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenue. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software Revenue

We also sell third-party software, particularly IBM WebSphere products. Revenue from sales of third-party software is recorded on a gross basis when we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenue is recorded on a net basis. Software revenue is expected to fluctuate from quarter-to-quarter depending on our customers' demand for our partners' software products.

Cost of Revenue

Cost of revenue consists primarily of cash and non-cash compensation and benefits associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from option and restricted stock grants to employees. Cost of revenue also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Cost of revenue does not include depreciation of assets used in the production of revenues.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Over the past three years, as the information technology software and services industry has recovered from the downturn experienced in 2001 and 2002, we have seen an improvement in our utilization rates while our billing, retention and base salary rates have remained relatively stable. Gross margin percentages of third party software sales are typically much lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries, bonuses, non-cash compensation for sales, executive and administrative employees, office costs, recruiting, professional fees, sales and marketing activities, training, miscellaneous expenses, insurance, investor relations, and travel costs and expenses. Non-cash compensation includes stock compensation expenses arising from option and restricted stock grants to employees. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software company partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Quarterly Fluctuations

Our quarterly operating results are subject to seasonal fluctuations. The first and fourth quarters are impacted by professional staff vacation and holidays, as well as the timing of buying decisions by clients, which are impacted by client budget planning cycles. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed or cancelled by entering into arrangements to provide additional services to the same clients or others. Software sales are seasonal as well, with generally higher software demand during the third and fourth quarter. These and other seasonal factors may contribute to fluctuations in our operating results from quarter-to-quarter.

Plans for Growth and Acquisitions

Our goal is to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations in the central United States to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, both organically and through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 15 North American offices and to add new offices throughout the United States, both organically and through acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we have consummated eight acquisitions since January 1, 2004, including three during the second and third quarters of 2006.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue. Total revenue increased 70% to $44.3 million for the three months ended September 30, 2006 from $26.1 million for the three months ended September 30, 2005. Services revenue increased 74% to $40.2 million for the three months ended September 30, 2006 from $23.2 million for the three months ended September 30, 2005. This increase resulted from increases in the number of professionals performing services, the number of projects, and bill rates. The average number of professionals performing services, including subcontractors, increased 83% to 820 for the three months ended September 30, 2006 from 447 for the three months ended September 30, 2005.The utilization rate of our professionals, including subcontractors, was 87% for the three months ended September 30, 2006 compared to 89% for the three months ended September 30, 2005. For the three months ended September 30, 2006 and 2005, 12% and 8%, respectively, of our revenue was derived from IBM. Software revenue decreased 20% to $1.5 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005 due to timing and decreased customer demand. Reimbursable expenses increased 143% to $2.5 million for the three months ended September 30, 2006 from $1.0 million for the three months ended September 30, 2005. We do not realize any profit on reimbursable expenses.

Cost of Revenue. Cost of revenue increased 69% to $28.4 million for the three months ended September 30, 2006 from $16.8 million for the three months ended September 30, 2005. This increase is attributable to an increase in the number of professionals as a result of the acquisitions and an increase in bonus costs associated with strong operating performance.

Also, costs associated with software sales decreased 17% to $1.2 million for the three months ended September 30, 2006 in connection with the decreased software revenue.

Gross Margin. Gross margin increased 71% to $15.9 million for the three months ended September 30, 2006 from $9.3 million for the three months ended September 30, 2005. Gross margin as a percentage of revenue, excluding reimbursed expenses, increased to 38% for the three months ended September 30, 2006 from 37% for the three months ended September 30, 2005, due to increases in both services gross margin and software gross margin explained below. Services gross margin increased to 39% for the three months ended September 30, 2006 from 38% for the three months ended September 30, 2005. This increase in services gross margin was primarily due to a higher average utilization rate and a higher average billing rate for services professionals. The margin improvement from this higher average utilization rate was partially offset by $243,000 of non-cash stock compensation expense recognized in cost of revenue during the three months ended September 30, 2006. No stock compensation expense was recognized in cost of revenue prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment. Software gross margin decreased to 19% for the three months ended September 30, 2006 from 22% for the three months ended September 30, 2005 primarily as a result of fluctuations in selling prices to customers based on competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 87% to $9.5 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005 due primarily to an increase in bonus costs associated with strong operating performance and increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of Vivare, LP (“Vivare”) in the third quarter of 2005 and Bay Street Solutions, Inc. (“Bay Street”), Insolexen, Corp. (“Insolexen”) and the Energy, Government and General Business unit of Digital Consulting & Software Services, Inc. (“EGG”) during the second and third quarter of 2006. Also included in selling, general and administrative expense was non-cash stock compensation expense, which increased significantly to $515,000 for the three months ended September 30, 2006, compared to $73,000 for the three months ended September 30, 2005. This significant increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses as a percentage of revenue, including reimbursed expenses, increased slightly to 22% for the three months ended September 30, 2006 compared to 21% for the three months ended September 30, 2005. Stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 1.2% for the three months ended September 30, 2006 compared to 0.3% for the three months ended September 30, 2005.

Depreciation. Depreciation expense increased 77% to $264,000 for the three months ended September 30, 2006 from $149,000 for the three months ended September 30, 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of services revenue was 0.7% and 0.6% for the three months ended September 30, 2006 and 2005, respectively.

Intangibles Amortization. Intangibles amortization expenses increased 145% to $1.2 million for the three months ended September 30, 2006 from $494,000 for the three months ended September 30, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from Vivare, Bay Street, Insolexen, and EGG, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 9, Business Combinations, of our financial statements.

Interest Expense. Interest expense increased 6% to $217,000 for the three months ended September 30, 2006 compared to $204,000 for the three months ended September 30, 2005. This slight increase is due to a higher average amount of debt outstanding for the third quarter 2006 compared to the third quarter 2005. The average interest rate on our accounts receivable line of credit borrowings for the three months ended September 30, 2006 was 8.25%. Our outstanding borrowings on the acquisition line of credit had an average interest rate of 7.00% for the three months ended September 30, 2006.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate increased to 39.4% for the three months ended September 30, 2006 as compared to 38.5% for the three months ended September 30, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to $2.6 million for which we have a valuation allowance of $2.2 million. Additionally, we have deferred tax assets of $3.7 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $4.1 million and are partially offset by deferred tax liabilities of $3.2 million related to identifiable intangibles and cash to accrual adjustments related to acquisitions. Any reversal of the valuation allowance established through purchase accounting on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue. Total revenue increased 65% to $111.4 million for the nine months ended September 30, 2006 from $67.5 million for the nine months ended September 30, 2005. Services revenue increased 64% to $98.6 million for the nine months ended September 30, 2006 from $60.0 million for the nine months ended September 30, 2005. This increase resulted from increases in the number of professionals performing services, the number of projects, and bill rates. The average number of professionals performing services, including subcontractors, increased 59% to 650 for the nine months ended September 30, 2006 from 408 for the nine months ended September 30, 2005. The utilization rate of our professionals, including subcontractors, was consistent at 88% for the nine months ended September 30, 2006 and 2005. For the both the nine months ended September 30, 2006 and 2005, 9% of our revenue was derived from IBM. Software revenue increased 44% to $6.8 million for the nine months ended September 30, 2006 from $4.7 million for the nine months ended September 30, 2005 due to increased customer demand during the first six months of 2006. Reimbursable expenses increased 121% to $6.1 million for the nine months ended September 30, 2006 from $2.7 million for the nine months ended September 30, 2005. We do not realize any profit on reimbursable expenses.

Cost of Revenue. Cost of revenue increased 65% to $73.1 million for the nine months ended September 30, 2006 from $44.2 million for the nine months ended September 30, 2005. This increase is attributable to an increase in the number of professionals as a result of the acquisitions and an increase in bonus costs associated with strong operating performance.

Also, costs associated with software sales increased 46% to $5.7 million for the nine months ended September 30, 2006 in connection with the increased software revenue.

Gross Margin. Gross margin increased 64% to $38.3 million for the nine months ended September 30, 2006 from $23.3 million for the nine months ended September 30, 2005. Gross margin as a percentage of revenue, excluding reimbursed expenses, remained consistent at 36% for the nine months ended September 30, 2006 and 2005. Services gross margin increased to 38% for the nine months ended September 30, 2006 from 37% for the nine months ended September 30, 2005 due to a higher average billing rate for services professionals. This was offset by $717,000 of non-cash stock compensation expense recognized in cost of revenue during the nine months ended September 30, 2006. No stock compensation expense was recognized in cost of revenue prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption on January 1, 2006 of SFAS 123R. Software gross margin decreased to 17% for the nine months ended September 30, 2006 from 18% for the nine months ended September 30, 2005 primarily as a result of fluctuations in selling prices to customers due to competitive pressures and fluctuations in vendor pricing based on market conditions at the time of the sales.

 Selling, General and Administrative. Selling, general and administrative expenses increased 81% to $23.4 million for the nine months ended September 30, 2006 from $12.9 million for the nine months ended September 30, 2005 due primarily to an increase in bonus costs associated with strong operating performance and increases in sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath and Vivare during the second and third quarters of 2005, and Bay Street, Insolexen and EGG during the second and third quarters of 2006. Finally, included in selling, general and administrative expense was non-cash stock compensation expense which increased significantly to $1.5 million for the nine months ended September 30, 2006, compared to $191,000 for the nine months ended September 30, 2005. This significant increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses as a percentage of revenues, including reimbursed expenses, increased slightly to 22% for the nine months ended September 30, 2006 compared to 21% for the nine months ended September 30, 2005. Stock compensation expense, as a percentage of services revenue, including reimbursed expenses, increased to 1.4% for the nine months ended September 30, 2006 compared to 0.3% for the nine months ended September 30, 2005.

Depreciation. Depreciation expense increased 41% to $647,000 for the nine months ended September 30, 2006 from $459,000 for the nine months ended September 30, 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of services revenue decreased slightly to 0.7% for the nine months ended September 30, 2006 compared to 0.8% for the nine months ended September 30, 2005.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 117% to $2.3 million for the nine months ended September 30, 2006 from $1.1 million for the nine months ended September 30, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from iPath, Vivare, Bay Street, Insolexen and EGG, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 9, Business Combinations, of our financial statements.

Interest Expense. Interest expense increased 6% to $463,000 for the nine months ended September 30, 2006 compared to $438,000 for the nine months ended September 30, 2005. This slight increase is due to a higher average amount of debt outstanding for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The average interest rate on our accounts receivable line of credit borrowings for the nine months ended September 30, 2006 was 7.86%. Our outstanding borrowings on the acquisition line of credit had an average interest rate of 7.00% for the nine months ended September 30, 2006.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our tax provision rate increased significantly to 41.5% for the nine months ended September 30, 2006 as compared to 38.5% for the nine months ended September 30, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations for the first time as a result of our modified prospective application transition method for adoption of SFAS 123R on January 1, 2006. Our effective tax rate for the remainder of 2006 is expected to be substantially consistent with that of the nine months ended September 30, 2006, except for unexpected tax benefits which may arise in future periods as a result of disqualifying dispositions of incentive stock options which cannot be accurately predicted or estimated. We have deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to $2.6 million for which we have a valuation allowance of $2.2 million. Additionally, we have deferred tax assets of $3.7 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $4.1 million and are partially offset by deferred tax liabilities of $3.2 million related to identifiable intangibles and cash to accrual adjustments related to acquisitions. Any reversal of the valuation allowance established through purchase accounting on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

Liquidity and Capital Resources

     Selected measures of liquidity and capital resources are as follows:

	As of September 30, 2006	As of December 31, 2005
	(in millions)
Cash and cash equivalents	$0.1	$5.1
Working capital	$22.6	$17.1

 Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and borrowings as necessary under our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash provided by operations for the nine months ended September 30, 2006 was $2.5 million as compared to net cash used in operations of $212,000 for the nine months ended September 30, 2005. The primary components of operating cash flows for the nine months ended September 30, 2006, were net income after adding back non-cash expenses of $12.5 million offset by increases to accounts receivable of $5.0 million and decreases to accounts payable of $1.5 million.

 Net Cash Used in Investing Activities

For the nine months ended September 30, 2006, we used $995,000 in cash to purchase equipment fixed assets and $13.7 million to purchase Bay Street, Insolexen, and EGG. For the nine months ended September 30, 2005 we used $548,000 in cash to purchase equipment fixed assets, $484,000 to invest in capitalized software developed for internal use, $4.8 million to purchase iPath, $4.9 million to purchase Vivare and $250,000 to make the annual payment on the notes related to the 2002 acquisition of Javelin Solutions, Inc. (“Javelin”).

Net Cash From Financing Activities

During the nine months ended September 30, 2006, our financing activities consisted primarily of net draws totaling $1.2 million from our accounts receivable line of credit and $994,000 of payments on long term debt. During the period, we received $3.3 million from exercises of stock options and warrants and sales of stock through the Company's Employee Stock Purchase Program. In addition, we realized tax benefits related to stock option exercises of $3.9 million during the nine month period ended September 30, 2006.

During the nine months ended September 30, 2005, our financing activities consisted primarily of a net draw of $10.0 million from our accounts receivable line of credit, $1.4 million from stock option and warrant exercises, and $0.8 million of payments on long term debt. We also repaid $0.9 million, representing all amounts outstanding, on a bank line of credit assumed as a part of the iPath acquisition.

During 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. No securities have been issued under the shelf registration. We may offer to sell shares under the shelf registration in the future at prices and terms to be determined at the time of the offering. During the nine month period ended September 30, 2005, we incurred $792,000 of costs related to this registration. To date, we have recorded $943,000 of deferred offering costs ($579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

Availability of Funds from Bank Line of Credit Facilities

We have a $52 million credit facility with Silicon Valley Bank and KeyBank National Association comprising a $25 million accounts receivable line of credit and a $27 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of September 30, 2006. As of September 30, 2006, there was $5.2 million outstanding under the accounts receivable line of credit and $19.8 million of available borrowing capacity, excluding $200,000 reserved for an outstanding letter of credit to secure a facility lease.

Our $27 million term acquisition line of credit with Silicon Valley Bank and KeyBank National Association provides an additional source of financing for certain qualified acquisitions. As of September 30, 2006 the balance outstanding under this acquisition line of credit was $1.7 million, which had an average interest rate of 7.00%. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.58% at September 30, 2006). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. We currently have $25.3 million of available borrowing capacity under this acquisition line of credit.

As of September 30, 2006, we were in compliance with all covenants under this credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the nine months ended September 30, 2006. We believe that the current available funds, access to capital from our credit facilities, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our unaudited condensed consolidated financial statements. The following describes the general application of accounting principles that impact our unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We have a $52 million credit facility with Silicon Valley Bank and KeyBank National Association comprising a $25 million accounts receivable line of credit and a $27 million acquisition term line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of September 30, 2006. As of September 30, 2006, there was $5.2 million outstanding under the accounts receivable line of credit and $19.8 million of available borrowing capacity, excluding $200,000 reserved for an outstanding letter of credit to secure a facility lease. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank's prime rate. Based on the $5.2 million outstanding under the accounts receivable line of credit as of September 30, 2006, an increase in the interest rate of 100 basis points would add $52,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $65,000 and $5.1 million at September 30, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. As described in our Management's Annual Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2005, the Company identified significant deficiencies related to inadequate staffing levels which aggregated to a material weakness in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which continued to exist through September 30, 2006. The Company's Chief Executive Officer and Chief Financial Officer have therefore concluded that as a result of the material weakness, as of September 30, 2006, the Company's disclosure controls and procedures were not effective.

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

In our assessment, we determined that the aggregation of the significant deficiencies described above constituted a material weakness as of December 31, 2005 which results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address the identified significant deficiencies, we have performed the following during the three month period ended September 30, 2006:

•
Verified employee security access to our automated general ledger system is appropriate related to the employee’s responsibilities and further strengthened our controls surrounding general ledger access granted to our new accounting personnel;

•
Established certain spreadsheet controls including required detail review of key spreadsheets, limited access to key spreadsheets on a central server and assignment of appropriate rights, a controlled process for requesting changes to a spreadsheet, and a process to back up spreadsheets on a regular basis so that complete and accurate information is available for financial reporting; and

•	Activated certain additional application and prevent controls with the assistance of our general ledger software provider and our internal technology personnel; and
•	Engaged a third party to assist with project management and strategic oversight of our remediation of the 2005 significant deficiencies and the 2006 control review process.

In addition, during the nine month period ended September 30, 2006, we have hired several new employees to further diversify accounting responsibilities, most notably the addition of a new Chief Financial Officer, but also including various senior and staff accountants.

While our efforts to remediate this material weakness are ongoing, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

We will continue to monitor the effectiveness of our internal control over financial reporting, particularly as it relates to segregation of duties and manual controls, and will take further actions as deemed appropriate.

Other than the changes described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 31, 2006 and available at www.sec.gov. The only material change to the risk factors listed in Item 1A of the Form 10-K for the fiscal year ended December 31, 2005 is the elimination of the last risk factor discussed therein; see discussion of the resolution below.

We had previously disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2005 that the Public Company Accounting Oversight Board (“PCAOB”) conducted an annual inspection of BDO Seidman, LLP (BDO) and in doing so, inspected BDO's audit of our financial statements for the year ended December 31, 2004. We also disclosed that after the completion of their inspection, the PCAOB staff informed BDO they differ with our accounting for forfeitable shares of stock issued in connection with one of our acquisitions in 2004 and had referred the matter to its Board. In September 2006, BDO informed us that the PCAOB reached a final conclusion on this issue and continued to differ with our accounting for forfeitable shares for the acquisition described above. As a result, we consulted on this matter with the staff of the Securities and Exchange Commission (SEC) under the established guidelines for “Consulting with the Office of the Chief Accountant.” The SEC has concluded their review under this process and indicated that they will not require us to amend or restate our prior public filings for this specific issue described above. This matter is now closed and the Company is not anticipating further review of this matter by any regulatory authority.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Dated: November 8, 2006	/s/ John T. McDonald
John T. McDonald, Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2006	/s/ Paul E. Martin
Paul E. Martin, Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit
Number	Description

2.1
Asset Purchase Agreement, dated as of July 20, 2006, by and among Perficient, Inc., Perficient DCSS, Inc. and Digital Consulting & Software Services, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

10.1
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

10.2
Offer Letter Amendment, dated August 31, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 1, 2006 and incorporated herein by reference

10.3†
Employment Agreement between Perficient, Inc. and Jeffrey Davis dated August 3, 2006, and effective as of July 1, 2006 filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference

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