Form 10-K
period 2006-12-31
PERFICIENT INC
filed 2007-03-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of principal executive offices)

(512) 531-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $275.5 million on June 30, 2006 based on the last reported sale price of the Company's common stock on the NASDAQ National Market on June 30, 2006.

As of February 26, 2007, there were 27,288,210 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2007, are incorporated by reference in Part III of this Form 10-K.

i

PART I

Item 1.  Business.

Overview

We are an information technology consulting firm serving Global 2000 and other large enterprise companies throughout the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver eBusiness solutions using third party and custom software products developed by our partners. Our solutions include custom applications, portals and collaboration, eCommerce, online customer management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations and service oriented architectures. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering eBusiness solutions for a large number of Global 2000 clients, we have acquired significant domain expertise that we believe differentiates our firm. We use expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing eBusiness integration solutions.

We are expanding through a combination of organic growth and acquisitions. We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that can be acquired on strategically beneficial and financially accretive terms. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Over the past three years, we have acquired and integrated eight information technology consulting firms, three of which were acquired in 2006. We also completed an acquisition in February 2007. We believe that we can achieve significantly faster growth in revenues and profitability through a combination of organic growth and acquisitions than we could through organic growth alone.

We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from our network of fifteen offices throughout the United States and Canada. In addition, we have over 350 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business throughout the United States, both through expansion of our national travel practices and through opening new offices, both organically and through acquisitions. In 2006, 2005 and 2004, 99%, 99%, and 98% of our revenues, respectively, was derived from clients in the United States while 1%, 1% and 2% of our revenues, respectively, was derived from clients in Canada. Over 99% of our total assets were located in the United States in 2006 and 2005, with the remainder located in Canada.

We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2006, an average of 81% of revenues, excluding from the calculation for any single period revenues from acquisitions completed in that single period, was derived from clients who continued to utilize our services from the prior year. We have also built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase success rates through leveraging our partners' marketing efforts and endorsements.

 Industry Background

A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

United States Economic Recovery. The years 2001 and 2002 saw a protracted downturn in information technology spending as a result of an economic recession in the United States and the collapse of the Internet “bubble.” The information technology consulting industry began to experience a recovery in the second half of 2003 which continued through 2006. The industry is benefiting from the overall improvement in the United States economy as well as a need by businesses to continue the transformation that they began in the 1990s with the commercialization of the Internet. It is expected that information technology services spending will continue to increase in the foreseeable future. According to independent market research firm Gartner Dataquest, total information technology services spending in North America is expected to achieve a 6.3% compound annual growth rate through 2010, resulting in a $365 billion market.

Need to Rationalize Complex, Heterogeneous Enterprise Technology Environments. Over the past 15 years, the information systems of many Global 2000 and large enterprise companies have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility and improved access to business information. Organizations have also widely installed enterprise resource planning (ERP), supply chain management (SCM), and customer relationship management (CRM), applications in order to streamline internal processes and enable communication and collaboration.

As a result of investment in these different technologies, organizations now have complex enterprise technology environments with incompatible technologies and high costs of integration. These increases in complexity, cost and risk, combined with the business and technology transformation caused by the commercialization of the Internet, have created demand for information technology consultants with experience in enabling the integration of disparate platforms and leveraging Internet-based technologies to support business and technology goals.

Increased Competitive Pressures. The marketplace continues to become increasingly global, Internet-driven and competitive. To gain and maintain a competitive advantage in this environment, Global 2000 and large enterprise companies seek real-time access to critical business applications and information that enables quality business decisions based on the latest possible information, flexible business processes and systems that respond quickly to market opportunities, improved quality and lower cost customer care through online customer self-service and provisioning, reduced supply chain costs and improved logistics through processes and systems integrated online to suppliers, partners and distributors and increased employee productivity through better information flow and collaboration.

Enabling these business goals requires integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This requires the ability not only to integrate the disparate information resource types, databases, legacy mainframe applications, packaged application software, custom applications, trading partners, people and Web services, but also to manage the business processes that govern the interactions between these resources so that organizations can engage in “real-time business.” Real-time business refers to the use of current information in business to execute critical business processes.

These factors are driving increased spending on software and related consulting services in the areas of application integration, middleware and portals (AIMP), as these segments play critical roles in the integration between new and existing systems and the extension of those systems to customers, suppliers and partners via the Internet. Companies are expected to increase software spending on integration broker suites, enterprise portal services, application platform suites and message-oriented middleware. As companies increase spending on software, their overall spending on services will also increase, often by a multiplier of each dollar spent on software.

Quarterly Fluctuations. Our quarterly operating results are subject to seasonal fluctuations. The first and fourth quarters are impacted by professional staff vacation and holidays, as well as the timing of buying decisions by clients. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed or cancelled by entering into arrangements to provide additional services to the same or other clients. Software sales are seasonal as well, with generally higher software demand during the third and fourth quarter. These and other seasonal factors may contribute to fluctuations in our operating results from quarter-to-quarter.

Competitive Strengths

We believe our competitive strengths include:

▪
Domain Expertise. We have acquired significant domain expertise in a core set of eBusiness solutions and software platforms. These solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology solutions, technology platform implementations and service oriented architectures and enterprise service bus. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere, TIBCO BusinessWorks, Microsoft.NET, Oracle-Seibel, Cognos and Documentum, among others.

▪
Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based and business-driven solutions methodology. Our eNable Methodology, a unique and proven execution process map we developed, allows for repeatable, high quality services delivery. The eNable Methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients' business processes to provide enhanced customer value and operating efficiency, enabled by Web technology. As a result, we believe we are able to offer our clients the dedicated attention that small firms usually provide and the delivery and project management that larger firms usually offer.

▪
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. In the year ending December 31, 2006, an average of 81% of revenues, excluding from the calculation for any single period revenues from acquisitions completed in that single period, was derived from clients who continued to utilize our services from the prior year.

▪
Vendor Partnerships and Endorsements. We have built meaningful partnerships with software providers, including IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner, a Microsoft Gold Certified Partner, a Certified Oracle Partner, and a Documentum Select Services Team Partner.

▪
Geographic Focus. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our clients from our network of fifteen offices throughout the United States and Canada. In addition, we have over 350 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business throughout the United States through expansion of our national travel practices, both organically and through acquisition. We believe our network provides a competitive platform from which to expand nationally.

▪
Emerging Offshore Capability. We have an exclusive supplier relationship with a small offshore development facility in Bitoli, Macedonia. Through this facility we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. This expertise, as well as our partnerships with offshore services providers based in India, will enhance our ability to deliver solutions.

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

Our eBusiness integration solutions include the following:

▪
Custom applications. We design, develop, implement and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Perficient's substantial experience with platforms including J2EE, .Net and open-source - plus our flexible delivery structure - enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

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

▪
Online customer relationship management (eCRM). We design, develop and implement advanced eCRM solutions that facilitate customer acquisition, service and support, sales, and marketing by understanding our customers' needs through interviews, facilitated requirements gathering sessions and call center analysis, developing an iterative, prototype driven solution and integrating the solution to legacy processes and applications.

▪
Enterprise content management. We design, develop and implement Enterprise Content Management (ECM) solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning (ERP), customer relationship management or legacy applications. Perficient's ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration and Enterprise Search.

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

▪
Business integration. We design, develop and implement business integration solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes, and eliminating functional friction, between the enterprise and core customers and partners. Our business integration solutions can extend and extract core applications, reduce infrastructure strains and cost, Web-enable legacy applications, provide real-time insight into business metrics and introduce efficiencies for customers, suppliers and partners.

▪
Mobile technology solutions. We design, develop and implement mobile technology solutions that deliver wireless capabilities to carriers, Mobile Virtual Network Operators (MVNO), Mobile Virtual Network Enablers (MVNE), and the enterprise. Perficient's expertise with wireless technologies such as SIP, MMS, WAP, and GPRS are coupled with our deep expertise in mobile content delivery. Our secure and scalable solutions can include mobile content delivery systems; wireless value-added services including SIP, IMS, SMS, MMS and Push-to-Talk; custom developed applications to pervasive devices including Symbian, WML, J2ME, MIDP, Linux; and customer care solutions including provisioning, mediation, rating and billing.

▪
Technology platform implementations. We design, develop and implement technology platform implementations that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications which extend enterprise technology assets to employees, customers, suppliers and partners. Our Platform Services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services and technology migrations.

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

Our Solutions Methodology

Our approach to solutions design and delivery is user-centered, technology-based and business-driven and is:

▪	iterative and results oriented;

▪	centered around a flexible and repeatable framework;

▪	collaborative and customer-centered in that we work with not only our clients but with our clients' customers in developing our solutions;

▪	focused on delivering high value, measurable results; and

▪	grounded by industry leading project management.

The eNable Methodology allows for repeatable, high quality services delivery through a unique and proven execution process map. Our methodology is grounded in a thorough understanding of our clients' overall business strategy and competitive environment. The eNable Methodology leverages the thought leadership of our senior strategists and practitioners and focuses on transforming our clients' business processes, applications and technology infrastructure. The eNable Methodology focuses on business value or return-on-investment, with specific objectives and benchmarks established at the outset.

Our Strategy

Our goal is to be the premier technology management consulting firm in the United States. To achieve our goal, our strategy is:

▪
Grow Relationships with Existing and New Clients. We intend to continue to solidify and expand enduring relationships with our existing clients and to develop long-term relationships with new clients by providing them with solutions that generate a demonstrable, positive return-on-investment. Our incentive plan rewards our project managers to work in conjunction with our sales people to expand the nature and scope of our engagements with existing clients.

▪
Continue Making Disciplined Acquisitions. The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired and be immediately accretive to our financial results. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients. Over the past three years, we have acquired and successfully integrated eight privately held information technology consulting firms including three in 2006. We continue to actively look for attractive acquisitions that leverage our core expertise and look to expand our capabilities and geographic presence.

▪
Expand Nationally. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from our network of fifteen offices throughout the central United States and Canada. In addition, we have over 350 colleagues who are part of “national” business units, who travel extensively to serve clients throughout the United States. Our future growth plan includes expanding our business, both through expansion of our national travel practices and through opening new offices, both organically and through acquisition. We believe our network provides a competitive platform.

▪
Enhance Brand Visibility. Our focus on a core set of eBusiness solutions, applications and software platforms and a targeted customer and geographic market has given us significant market visibility. In addition, we believe we have achieved critical mass in size, which has significantly enhanced our visibility among prospective clients, employees and software vendors. As we continue to grow our business, we intend to highlight to customers and prospective customers our thought leadership in eBusiness solutions and infrastructure software technology platforms.

▪
Invest in Our People and Culture. We have developed a culture built on teamwork, a passion for technology and client service, and a focus on cost control and the bottom line. As a people-based business, we continue to invest in the development of our professionals and to provide them with entrepreneurial opportunities and career development and advancement. Our technology, business consulting and project management ensure that client team best practices are being developed across the company and our recognition program rewards teams for implementing those practices. We believe this results in a team of motivated professionals with the ability to deliver high-quality and high-value services for our clients.

▪
Leverage Existing and Pursue New Strategic Alliances. We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers and allows us to take advantage of compelling technologies in a mutually beneficial and cost-competitive manner. Many of these relationships, and in particular IBM, result in our partners, or their clients, utilizing us as the services firm of choice.

▪
Use Offshore Services When Appropriate. Our solutions and services are typically delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise which tends to offset the potential savings from utilizing offshore resources. However, there are projects in which we can use lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We have established partnerships with a number of offshore staffing firms from whom we source offshore technology professionals on an as-needed basis. Additionally, we maintain an exclusive arrangement with an offshore development and delivery firm in Macedonia.

Sales and Marketing

As of December 31, 2006, we had a 36 person direct solutions-oriented sales force. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client's needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-on engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients' business partners. More than 85% of our sales are executed by our direct sales force.

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

We have sales and marketing partnerships with software vendors including IBM Corporation, TIBCO Software, Inc., Microsoft Corporation, Oracle-Siebel, Cognos, Inc., Art Technology Group, Inc., or ATG, Wily Technology, Inc., Bowstreet, Adobe Systems Inc., and Stellent, Inc. These companies are key vendors of open standards based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. In particular, the IBM software sales channel provides us with significant sales lead flow and joint selling opportunities.

As we continue to grow our business, we intend to highlight our thought leadership in eBusiness solutions and infrastructure software technology platforms. Our efforts will include technology white papers, by-lined articles by our colleagues in technology and trade publications, media and industry analyst events, sponsorship of and participation in targeted industry conferences and trade shows.

Clients

During the year ended December 31, 2006, we provided services to more than 385 customers. No one customer provided more than 10% of our total revenues in 2006 or 2005. For the year ended December 31, 2004, IBM supplied 17% of our total revenues. No other customer provided more than 10% of our total revenues in 2004.

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

Employees

As of December 31, 2006, we had 972 employees, 853 of which were billable professionals, including 198 subcontractors, and 119 of which were involved in sales, general administration and marketing. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

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

Retention. We believe that our rapid growth, focus on a core set of eBusiness solutions, applications and software platforms and our commitment to career development through continued training and advancement opportunities make us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our professionals with assessing their skills and developing a detailed action plan for guiding their career development. For the year ended December 31, 2006, our voluntary attrition rate was approximately 19%, which we believe is well below the industry average.

Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We utilize our education practice and IBM-certified advanced training facility in Chicago, Illinois to provide continuing education and professional development opportunities for our colleagues.

Compensation. Our employees have a compensation model that includes a base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenues generated, utilization, profit and personal skills growth.

Leadership Councils. Our technology leadership council performs a critical role in maintaining our technology leadership. Consisting of key employees from each of our practice areas, the council frames our new strategic partner strategies and conducts regular Internet webcasts with our technology professionals on specific partner and general technology issues and trends. The council also coordinates thought leadership activities, including white paper authorship and publication and speaking engagements by our professionals. Finally, the council identifies services opportunities between and among our strategic partners' products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

Culture

The Perficient Promise. We have developed the “Perficient Promise,” which consists of the following six simple commitments our colleagues make to each other:

▪	we believe in long-term client and partner relationships built on investment in innovative solutions, delivering more value than the competition and a commitment to excellence;

▪	we believe in growth and profitability and building meaningful scale;

▪	we believe each of us is ultimately responsible for our own career development and has a commitment to mentor others;

▪	we believe that Perficient has an obligation to invest in our consultants' training and education;

▪	we believe the best career development comes on the job; and

▪	we love challenging new work opportunities.

We take these commitments extremely seriously because we believe that we can succeed only if the Perficient Promise is kept.

Knowledge Management

MyPerficient.com--The Corporate Portal. To ensure easy access to a wide range of information and tools, we have created a corporate portal, MyPerficient.com. It is a secure, centralized communications tool. It allows each of our colleagues unlimited access to information, productivity tools, time and expense entry, benefits administration, corporate policies and forms and quality management information directories and documentation.

Professional Services Automation Technology. We recently completed the implementation of a Professional Services application as the enabling technology for many of our business processes, including knowledge management. We possess and continue to aggregate significant knowledge including marketing collateral, solution proposals, work product and client deliverables. Primavera's technology allows us to store this knowledge in a logical manner and provides full-text search capability allowing our colleagues to deliver solutions more efficiently and competitively.

General Information

Our stock is traded on the NASDAQ Global Select Market under the symbol “PRFT.” Our website can be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission. The information contained or incorporated in our website is not part of this document.

Item 1A.  Risk Factors.

You should carefully consider the following risk factors together with the other information contained in or incorporated by reference into this annual report before you decide to buy our common stock. If any of these risks actually occur, our business, financial condition, operating results or cash flows could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment.

Risks Related to Our Business

Prolonged economic weakness in the Internet software and services market could adversely affect our business, financial condition and results of operations.

  The market for middleware and Internet software and services has changed rapidly over the last eight years. The market for middleware and Internet software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for Internet software and services began to stabilize and improve from 2003 to 2006, but this trend may not continue. Our future growth is dependent upon the demand for Internet software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for middleware and Internet services are subject to a high level of uncertainty. Prolonged weakness in the middleware and Internet software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. If companies cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

Pursuing and completing potential acquisitions could divert management's attention and financial resources and may not produce the desired business results.

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

Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings or business synergies for a variety of reasons, including:

·	difficulties in the integration of services and personnel of the acquired business;

·	the failure of management and acquired services personnel to perform as expected;

·	the risks of entering markets in which we have no, or limited, prior experience;

·	the failure to identify or adequately assess any undisclosed or potential liabilities or problems of the acquired business including legal liabilities;

·	the failure of the acquired business to achieve the forecasts we used to determine the purchase price; or

·	the potential loss of key personnel of the acquired business.

These difficulties could disrupt our ongoing business, distract our management and colleagues, increase our expenses and materially and adversely affect our results of operations.

If we do not effectively manage our growth, our results of operations and cash flows could be adversely affected.

Our ability to operate profitably with positive cash flows depends partially on how effectively we manage our growth. In order to create the additional capacity necessary to accommodate the demand for our services, we may need to implement a variety of new and upgraded operational and financial systems, procedures and controls, open new offices and hire additional colleagues. Implementation of these new systems, procedures and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices or the hiring of additional colleagues may result in idle or underutilized capacity. We periodically assess the expected long-term capacity utilization of our offices and professionals. We may not be able to achieve or maintain optimal utilization of our offices and professionals. If demand for our services does not meet our expectations, our revenues and cash flows will not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.

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

Our industry is highly specialized and the competition for qualified management and key personnel is intense. We expect this to remain so for the foreseeable future. We believe that our success will depend on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. In addition, as we rapidly grow our business, our need for senior experienced management and delivery personnel increases substantially. If a significant number of these individuals stop working for us, or if we are unable to attract top talent, our level of management, technical, marketing and sales expertise could diminish or otherwise be insufficient for our growth. We may be unable to achieve our revenues and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.

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

An increasing amount of information technology services are being provided by lower-cost non-domestic resources. The increased utilization of these resources for US-based projects could result in lower revenues and margins for US-based information technology companies. Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced off-shore resources could adversely impact our results of operations and financial condition.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential partner relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors as the market for Internet software and services continues to grow. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues or generate net income.

In recent years, there has been substantial consolidation in our industry, and we expect that there will be significant additional consolidation in the future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a significant negative effect on our marketing, distribution and reselling relationships, pricing of services and products and our product development budget and capabilities. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

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

Rapidly changing technology, evolving industry standards and changing customer needs are common in the Internet software and services market. We expect technological developments to continue at a rapid pace in our industry. Technological developments, evolving industry standards and changing customer needs could cause our business to be rendered obsolete or non-competitive, especially if the market for the core set of eBusiness solutions and software platforms in which we have expertise does not grow or if such growth is delayed due to market acceptance, economic uncertainty or other conditions. Accordingly, our success will depend, in part, on our ability to:

·	continue to develop our technology expertise;

·	enhance our current services;

·	develop new services that meet changing customer needs;

·	advertise and market our services; and

·	influence and respond to emerging industry standards and other technological changes.

We must accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition or results of operations, including materially reducing our revenues and operating results.

We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

·	security;

·	intellectual property ownership;

·	privacy;

·	taxation; and

·	liability issues.

Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations, including reduced net income.

A significant portion of our revenue is dependent upon building long-term relationships with our clients and our operating results could suffer if we fail to maintain these relationships.

 Our professional services agreements with clients are in most cases terminable on 10 to 30 days' notice. A client may choose at any time to use another consulting firm or choose to perform services we provide through their own internal resources. Accordingly, we rely on our clients' interests in maintaining the continuity of our services rather than on contractual requirements. Termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

If we fail to meet our clients' performance expectations, our reputation may be harmed.

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

Our eBusiness integration solutions are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our customers' systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could suffer.

The loss of one or more of our significant software business partners would have a material and adverse effect on our business and results of operations.

Our business relationships with software vendors enable us to reduce our cost of sales and increase win rates through leveraging our partners’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues and adversely affect our results of operations.

In particular, a substantial portion of our solutions are built on IBM WebSphere platforms and a significant number of our clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from our relationship with IBM. Revenues from IBM were approximately 8%, 9%, and 17% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The loss of our relationship with, or a significant reduction in the services we perform for IBM, would have a material adverse effect on our business and results of operations.

Our quarterly operating results may be volatile and may cause our stock price to fluctuate.

Our quarterly revenues, expenses and operating results have varied in the past and may vary significantly in the future. In addition, many factors affecting our operating results are outside of our control, such as:

▪	demand for Internet software and services;

▪	customer budget cycles;

▪	changes in our customers' desire for our partners' products and our services;

▪	pricing changes in our industry; and

▪	government regulation and legal developments regarding the use of the Internet.

As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results in any particular quarter.

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

Our software revenues may fluctuate quarterly, leading to volatility in our results of operations.

Our software revenues may fluctuate quarterly and be higher in the fourth quarter of a given year as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. This seasonal trend may materially affect our quarter-to-quarter revenues, margins and operating results.

Our overall gross margin fluctuates quarterly based on our services and software revenues mix, impacting our results of operations.

The gross margin on our services revenues is, in most instances, greater than the gross margin on our software revenues. As a result, our gross margin will be higher in quarters where our services revenues, as a percentage of total revenues, has increased, and will be lower in quarters where our software revenues, as a percentage of total revenues, has increased. In addition, gross margin on software revenues may fluctuate as a result of variances in gross margin on individual software products. Our stock price may be negatively affected in quarters in which our gross margin decreases.

Our services gross margins are subject to fluctuations as a result of variances in utilization rates and billing rates.

Our services gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in a period, and in the billing rates we charge our clients. Our operating expenses, including employee salaries, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

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

We perform a limited number of projects on a fixed-fee, turnkey basis, rather than on a time-and-materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot guarantee that in the future we will not price these contracts inappropriately, which may result in losses.

We may not be able to maintain our level of profitability.

Although we have been profitable for the past three years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. We cannot guarantee future operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If this occurs, the price of our common stock will likely fall.

 We have recorded deferred offering costs in connection with a shelf registration statement, and our inability to offset these costs against the proceeds of future offerings from our shelf registration statement could result in a non-cash expense in our Statement of Income in a future period.

We initially filed a registration statement with the Securities and Exchange Commission on March 7, 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions during the second quarter 2006, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. As of December 31, 2006, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

If we sell shares of common stock from our shelf registration statement, we will offset these accumulated deferred offering costs against the proceeds of the offering. If we do not raise funds through an equity offering from the shelf registration statement or fail to maintain the effectiveness of the shelf registration statement, the currently capitalized deferred offering costs will be expensed. Such expense would be a non-cash accounting charge as all of these expenses have already been paid.

 Risks Related to Ownership of Our Common Stock

Our stock price has been volatile and may continue to fluctuate widely.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “PRFT.” Our common stock price has been volatile. Our stock price may continue to fluctuate widely as a result of the limited trading volume, announcements of new services and products by us or our competitors, quarterly variations in operating results, the gain or loss of significant customers, changes in public market analysts' estimates and market conditions for information technology consulting firms and other technology stocks in general.

We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives. In addition, depending on market conditions, liquidity requirements and other factors, from time to time we consider accessing the capital markets. These events may also affect the market price of our common stock.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors and existing 5% and greater stockholders beneficially own or control approximately 13% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We intend to continue to make investments to support our business growth and may require additional funds to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the large percentage of our voting securities held by our officers, directors and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Item 1B. Unresolved Staff Comments.

None.

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

Item 2.	Properties.

Our principal executive, administrative, finance and marketing operations are located in St. Louis, Missouri, where we have leased approximately 15,450 square feet of office space, and Austin, TX, where we have leased approximately 2,700 square feet of office space. We also lease offices in major cities and in total, we have fifteen offices across the United States and Canada. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

Although we may become a party to litigation and claims arising in the course of our business, management currently does not believe the results of these actions will have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on October 12, 2006:

1. Each of persons listed below were nominated for election to the board of directors and were elected to serve as directors as indicated below:

	For	Withheld	Abstentions
John T. McDonald	19,025,109	255,767	--
David S. Lundeen	18,409,291	871,585	--
Max D. Hopper	18,420,491	860,385	--
Kenneth R. Johnsen	19,215,652	65,224	--
Ralph C. Derrickson	18,429,736	851,140	--

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market since February 2, 2005 and the NASDAQ SmallCap Market prior to February 2, 2005.

	High	Low
Year Ending December 31, 2006:
First Quarter	$12.01	$8.76
Second Quarter	14.29	11.52
Third Quarter	15.68	11.55
Fourth Quarter	19.16	15.31

Year Ending December 31, 2005:
First Quarter	$9.44	$6.80
Second Quarter	7.99	5.30
Third Quarter	8.35	6.74
Fourth Quarter	9.55	7.20

On February 26, 2007, the last reported sale price of our common stock on the NASDAQ Global Select Market was $20.01 per share. There were approximately 149 stockholders of record of our common stock as of February 26, 2007.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included at Item 12, Part III of the consolidated financial statements.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2006, has been prepared in accordance with United States generally accepted accounting principles. All amounts shown are in thousands. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”) in 2006 and three acquisitions in 2006, two acquisitions in 2005, three acquisitions in 2004, and two acquisitions in 2002.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

		Year Ended December 31,
	2006	2005	2004	2003	2002
			(In thousands)
Revenues	$160,926	$96,997	$58,848	$30,192	$22,450
Gross margin	53,756	32,418	18,820	11,375	8,911
Selling, general and administrative	32,268	17,917	11,068	7,993	8,568
Depreciation and intangibles amortization	4,406	2,226	1,209	1,281	1,973
Restructuring, severance, and other	--	--	--	--	579
Income (loss) from operations	17,082	12,275	6,543	2,102	(2,209)
Interest expense (net of income)	(407)	(643)	(134)	(283)	(186)
Other income (expense)	174	43	32	(13)	--
Income (loss) before income taxes	16,849	11,675	6,441	1,805	(2,395)
Net income (loss)	$9,567	$7,177	$3,913	$1,050	$(2,395)

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$4,549	$5,096	$3,905	$1,989	$1,525
Working capital	$24,859	$17,078	$9,234	$4,013	$1,854
Property and equipment, net	$1,806	$960	$806	$699	$1,211
Goodwill and intangible assets, net	$81,056	$52,031	$37,340	$11,694	$12,380
Total assets	$131,000	$84,935	$62,582	$20,260	$19,593
Current portion of long term debt and line of credit	$1,201	$1,581	$1,379	$367	$1,025
Long-term debt and line of credit, less current portion	$137	$5,338	$2,902	$436	$745
Total stockholders' equity	$107,352	$65,911	$44,622	$16,016	$14,521

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an information technology consulting firm serving Global 2000 and large enterprise companies throughout the United States and Canada. We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure.

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9% of our services revenues for the year ended December 31, 2006. For time and material projects, revenues is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. The Company’s average bill rates increased slightly in 2006. The Company is anticipating modest additional increases in 2007. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software Revenues

Software revenues are derived from sales of third-party software. Revenues from sales of third-party software are recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenues are recorded on a net basis. Software revenues are expected to fluctuate from quarter-to-quarter depending on our customers' demand for software products.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock and option grants to employees. Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock and option grants to employees and non-employee directors. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements. A substantial portion of our SG&A costs are relatively fixed. As a result, we expect SG&A costs as a percentage of revenue to decline as we continue to increase revenues in 2007.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 15 North American offices and to add new offices throughout the United States, both organically and through acquisitions. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses helps us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated six acquisitions since January 1, 2005, including one in February 2007.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2006	2005	2004
Services revenues	85.6%	86.3%	73.6%
Software revenues	9.0	9.7	22.4
Reimbursed expenses	5.4	4.0	4.0
Total revenues	100.0	100.0	100.0
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	52.3	52.7	44.3
Software costs	7.5	8.0	19.3
Reimbursable expenses	5.4	4.0	4.0
Other project related expenses	1.3	1.9	0.5
Total cost of revenues	66.5	66.6	68.1
Services gross margin	37.4	36.7	39.2
Software gross margin	16.1	17.8	13.9
Total gross margin	35.3	34.8	33.3
Selling, general and administrative	20.1	18.5	18.8
Depreciation and amortization	2.7	2.3	2.1
Income from operations	10.7	12.6	11.0
Interest expense, net	(0.2)	(0.7)	(0.2)
Income before income taxes	10.5	11.9	10.8
Provision for income taxes	4.5	4.6	4.3
Net income	6.0%	7.3%	6.5%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Total revenues increased 66% to $160.9 million for the year ended December 31, 2006 from $97.0 million for the year ended December 31, 2005. Services revenues increased 65% to $137.7 million in 2006 from $83.7 million in 2005. These increases were attributable to increased demand for the Company's services and to the acquisitions of Bay Street Solutions Inc. (“Bay Street”), Insolexen Corp. (“Insolexen”), and the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc. in 2006 and the full year impact of the acquisitions of iPath and Vivare in 2005. Services revenue increased 23% due to organic services revenue growth for the year ended December 31, 2006 compared to 14% for the year ended December 31, 2005. The Company calculates organic services revenue growth by measuring the trailing four quarters sequential quarterly services revenue growth for businesses that have been owned for at least two quarters.

Additionally, the increase in services revenues resulted from increases in the number of projects. The average utilization rate of our professionals, excluding subcontractors, remained consistent at 83% for the years ended December 31, 2006 and 2005. The Company believes utilization rates will be similar in 2007. Software revenues increased 54% to $14.4 million in 2006 from $9.4 million in 2004 mainly due to acquisitions and corresponding services revenue growth. Reimbursable expenses increased 127% to $8.8 million in 2006 from $3.9 million in 2005 due to acquisitions and an increased number of projects requiring consultant travel. We do not realize any profit on reimbursable expenses.

Cost of revenues. Cost of revenues increased 66% to $107.2 million for the year ended December 31, 2006 from $64.6 million for the year ended December 31, 2005. The increase in cost of revenues is attributable to an increase in the number of professionals as a result of organic growth in addition to the acquisitions of Bay Street, Insolexen, and EGG, an increase in bonus costs associated with strong operating performance, and stock compensation expense. The average number of professionals performing services, including subcontractors, increased to 686 for the year ended December 31, 2006 from 431 for the year ended December 31, 2005. Stock compensation expense included in cost of revenues for the year ended December 31, 2006 was nearly $1 million. No stock compensation expense was recognized in cost of revenues prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment, on January 1, 2006. Costs associated with software sales increased 57% to $12.1 million in 2006 from $7.7 million in 2005 in connection with the increased software revenues in 2006 compared to 2005.

Gross Margin. Gross margin increased 66% to $53.8 million for the year ended December 31, 2006 from $32.4 million for the year ended December 31, 2005. Gross margin as a percentage of revenues remained consistent at 33.4% for the years ended December 31, 2006 and 2005. Services gross margin increased to 37.4% in 2006 from 36.7% in 2005 primarily due to an increase in average billing rates and improved project pricing. This increase was partially offset by $1 million of non-cash stock compensation expense recognized in cost of revenues during the year ended December 31, 2006, as discussed above. Excluding stock compensation expense, gross margin increased to 34% for the year ended December 31, 2006 from 33% for the year ended December 31, 2005. Software gross margin decreased to 16.1% in 2006 from 17.7% in 2005 primarily as a result of fluctuations in selling prices to customers due to fluctuations in vendor pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 80% to $32.3 million for the year ended December 31, 2006 from $17.9 million for the year ended December 31, 2005 due primarily to an increase in bonus costs associated with strong operating performance of $3.5 million. We also experienced increases in sales related costs of $3.2 million, management personnel, support personnel and facilities related to our investment in our infrastructure, including improvements related to Sarbanes-Oxley of $2.3 million. The acquisitions of Bay Street, Insolexen, and EGG during 2006 also contributed to the increase. Stock compensation expense included in selling, general and administrative expenses for the year ended December 31, 2006 was $2.1 million compared to $264,000 for the year ended December 31, 2005. The increase in stock compensation expense is the result of our adoption of SFAS 123R on January 1, 2006. Selling, general and administrative expenses as a percentage of revenues, excluding stock compensation, increased to 19% for the year ended December 31, 2006 from 18% for the year ended December 31, 2005 due primarily to higher bonus and recruiting, partially offset by lower office costs, salaries, and professional fees. Stock compensation expense, as a percentage of services revenues, increased to 1.6% for the year ended December 31, 2006 compared to 0.3% for the year ended December 31, 2005.

Depreciation. Depreciation expense increased 54% to $948,000 during 2006 from approximately $615,000 during 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of total revenues was 0.6% for the years ended December 31, 2006 and 2005.

Intangibles Amortization. Intangibles amortization expenses increased 115% to $3.5 million for the year ended December 31, 2006 from approximately $1.6 million for the year ended December 31, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired from Bay Street, Insolexen, and EGG and full year amortization of intangible assets acquired for iPath and Vivare.

Interest Expense. Interest expense decreased 23% to $509,000 for the year ended December 31, 2006 compared to approximately $658,000 during the year ended December 31, 2005. This decrease is primarily due to a lower average amount of debt outstanding during 2006 compared to 2005. As of December 31, 2006, there was approximately $1.3 million outstanding on the acquisition line of credit and no amounts outstanding on the accounts receivable line of credit. Our outstanding borrowings on the acquisition line of credit had an average interest rate of 7.0% for the year ended December 31, 2006 while the average interest rate on our accounts receivable line of credit borrowings for the year ended December 31, 2006 was 7.96%. During 2006, we drew down $34.9 million on the accounts receivable line of credit and repaid $38.9 million.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 43.2% for the year ended December 31, 2006 from 38.5% for the year ended December 31, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations in 2006 as a result of the adoption of SFAS 123R on January 1, 2006 and certain non-deductible compensation required by Section 162(m) of the Internal Revenue Code, which imposes a limitation on the deductibility of certain compensation in excess of $1 million paid to covered employees .

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Total revenues increased 65% to $97.0 million for the year ended December 31, 2005 from $58.8 million for the year ended December 31, 2004. Services revenues increased 93% to $83.7 million in 2005 from $43.3 million in 2004. These increases were attributable to increased demand for the Company's services and to the acquisitions of iPath Solutions, Ltd. (“iPath”) and Vivare, LP (“Vivare”) in 2005 and the full year impact of the acquisitions of Genisys Consulting, Inc. (“Genisys”), Meritage Technologies, Inc. (“Meritage”) and ZettaWorks LLC (“Zettaworks”) in 2004.

Additionally, the increase in services revenues resulted from increases in average project size and quantity of projects. The average utilization rate of our professionals, excluding subcontractors, remained relatively stable at 83% for the year ended December 31, 2005. For the years ended December 31, 2005 and 2004, 9% and 17%, respectively, of our revenues was derived from sales to IBM. While the dollar amount of revenues from IBM has remained relatively constant over the past two years, the percentage of total revenues from IBM has decreased as a result of the Company's growth and corresponding customer diversification. Software revenues decreased 29% to $9.4 million in 2005 from $13.2 million in 2004 due to lower client demand in the fourth quarter of 2005 compared to 2004. Software revenues are generated from the sale of third party software except for approximately $282,000 from the sale of internally developed software recognized in 2005. Reimbursable expenses increased 65% to $3.9 million in 2005 from $2.3 million in 2004.

Cost of revenues. Cost of revenues increased 61% to $64.6 million for the year ended December 31, 2005 from $40.0 million for the year ended December 31, 2004. The increase in cost of revenues is attributable to an increase in the number of professionals due to hiring and the acquisitions of ZettaWorks, iPath, and Vivare. The average number of professionals performing services, including subcontractors, increased to 431 for the year ended December 31, 2005 from 220 for the year ended December 31, 2004. In addition, the Company changed its internal policy for the carry-over of billable employee's accrued vacation hours which we had allowed as of December 31, 2004, but discontinued this policy and allowed no more vacation hour carry-overs as of December 31, 2005. As a result, the Company had approximately $237,000 of billable employee's accrued vacation expense as of December 31, 2004 which was forfeited during 2005. Costs associated with software sales decreased 32% to $7.7 million in 2005 from $11.3 million in 2004 in connection with the decreased software revenues in 2005 compared to 2004.

Gross Margin. Gross margin increased 72% to $32.4 million for the year ended December 31, 2005 from $18.8 million for the year ended December 31, 2004. Gross margin as a percentage of total revenues increased to 33.4% in 2005 from 32.0% in 2004. The increase in gross margin as a percentage of total revenues is due to a mix of improved software margins off-set by lower services margins. Services gross margin decreased slightly to 36.7% in 2005 from 39.2% in 2004 primarily due to lower gross margins on consulting services contracts acquired in the acquisitions of ZettaWorks and iPath. These businesses are national practices rather than local practices and, as a result, they incur a greater amount of unreimbursed travel expenses for delivery of services outside of their local geographic market. Unreimbursed expenses negatively impact our services gross margins. Services gross margins have also been impacted by the acquisition of Vivare which has slightly lower services gross margins than our historical average. Software gross margin increased to 17.7% in 2005 from 13.9% in 2004 primarily as a result of fluctuations in selling prices to customers based on fluctuations in vendor pricing based on market conditions at the time of the sales and from the sale of internally developed software representing software revenues of approximately $282,000 for which there was no associated cost of revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased 62% to $17.9 million for the year ended December 31, 2005 from $11.1 million for the year ended December 31, 2004 due primarily to increases in the cost of compliance with the Sarbanes-Oxley Act of 2002, professional service fees associated with external audits, and additions of sales personnel, management personnel, support personnel and facilities related to the acquisitions of iPath and Vivare in 2005 and the full year impact of the acquisitions of Genisys, Meritage and Zettaworks in 2004. However, selling, general and administrative expenses as a percentage of total revenues decreased to 18.5% for the year ended December 31, 2005 from 18.8% for the year ended December 31, 2004. The decrease in selling, general and administrative expenses as a percentage of services revenues is the result of operational efficiencies and economies of scale as the Company has grown. However, these cost efficiencies have been off-set by the cost of compliance with the Sarbanes-Oxley Act of 2002 and regular external audit costs which resulted in total costs to the Company during 2005 of approximately $837,000 compared to approximately $145,000 in 2004. In addition, the Company changed its internal policy for the carry-over of selling, general and administrative employee's accrued vacation hours which we had allowed as of December 31, 2004, but discontinued this policy and allowed no more vacation hour carry-overs as of December 31, 2005. As a result, the Company had approximately $48,000 of selling, general and administrative employee's accrued vacation expense as of December 31, 2004 which was forfeited during 2005. Also, during 2005, the Company reduced its allowance for doubtful accounts by approximately $104,000 as a result of improved collections on accounts receivable. Finally, during 2005, the Company realized approximately $300,000 in reduced organizational meeting expenses as compared to 2004.

Depreciation. Depreciation expense increased 20% to approximately $615,000 during 2005 from approximately $512,000 during 2004. The increase is due to a general increase in purchases of fixed assets to accommodate growth.

Intangibles Amortization. Intangibles amortization expenses, arising from acquisitions, increased 131% to approximately $1.6 million for the year ended December 31, 2005 from approximately $0.7 million for the year ended December 31, 2004. The increase in amortization expense is the result of increased acquisition activity.

Interest Expense. Interest expense increased 380% to approximately $659,000 for the year ended December 31, 2005 compared to approximately $137,000 during the year ended December 31, 2004. This increase in interest expense is due to the interest expense related to the acquisition line of credit which was drawn down in connection with the acquisitions of Meritage in June 2004 and ZettaWorks in December 2004, and on draws on the accounts receivable line of credit in connection with the acquisitions of iPath and Vivare. As of December 31, 2005, there was approximately $2.7 million outstanding on the acquisition line of credit and approximately $4.0 million outstanding on the accounts receivable line of credit. During 2005, we drew down $12 million on the accounts receivable line of credit and repaid $8 million.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased slightly to 38.5% for the year ended December 31, 2005 from 39.2% for the year ended December 31, 2004 as a result of a decrease in certain non-deductible expenses. We had deferred tax assets resulting from net operating and capital losses of acquired companies amounting to approximately $2.8 million for which we had a valuation allowance of approximately $2.3 million. We had additional deferred tax assets of approximately $0.4 million from temporary differences between book and tax valuations. These combined deferred tax assets of $0.9 million were off-set by deferred tax liabilities of $0.7 million related to identifiable intangibles, goodwill, and cash to accrual adjustments. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating and capital losses relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenues Code.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2006	2005
Cash and cash equivalents	$4.5	$5.1
Working capital	$24.9	$17.1

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash generated by operations for the year ended December 31, 2006 was $9.6 million compared to $7.7 million for the year ended December 31, 2005. The primary components of operating cash flows for the year ended December 31, 2006 were net income after adding back non-cash expenses of $17.1 million offset by increases to accounts receivable of $5.8 million and decreases to other liabilities of $2.8 million. The increase in operating cash flow is due primarily to an increase in non-cash stock compensation of $2.9 million and intangibles amortization of $1.8 million. The increase in accounts receivable is primarily related to acquisitions. No significant changes occurred in the average days sales outstanding.

Net Cash Used in Investing Activities

For the year ended December 31, 2006, we used approximately $13.7 million in cash, net of cash acquired, to acquire Bay Street, Insolexen, and EGG. In addition, we used approximately $1.5 million during 2006 to purchase equipment fixed assets and used approximately $136,000 for software capitalized for internal use to expand our information management systems. For the year ended December 31, 2005, we used approximately $9.7 million in cash, net of cash acquired, to acquire iPath and Vivare. In addition, during 2005 we used approximately $691,000 to purchase equipment fixed assets and used approximately $599,000 for software capitalized for internal use to expand our information management systems.

Net Cash From Financing Activities

Our financing activities consisted primarily of net payments totaling $4.0 million on our accounts receivable line of credit and $1.3 million of payments on long term debt. During 2006, we received $4.2 million from exercises of stock options and warrants and sales of stock through the Company’s Employee Stock Purchase Program. In addition, we realized tax benefits on stock option exercises of $6.6 million during 2006. Prior to the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”) in 2006, the tax benefit on stock option exercises was classified as an activity in operating cash flows.

Availability of Funds from Bank Line of Credit Facilities

We have a $51.3 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25 million accounts receivable line of credit and a $26.3 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of December 31, 2006. As of December 31, 2006, there were no amounts outstanding under the accounts receivable line of credit and $25 million of available borrowing capacity, excluding $450,000 reserved for two outstanding letters of credit to secure facility leases. In January 2007, the letters of credit decreased $50,000. This accounts receivable line of credit matures in June 2008.

Our $26.3 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of December 31, 2006 the balance outstanding under this acquisition line of credit was $1.3 million. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.69% at December 31, 2006). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments, after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. We currently have $25 million of available borrowing capacity under this acquisition line of credit.

As of December 31, 2006, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in 2006. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

We have filed a shelf registration statement with the Securities and Exchange Commission to allow for offers and sales of our common stock from time to time. Approximately 5 million shares of common stock may be sold under this registration statement if we choose to do so.

Contractual Obligations

In connection with certain of our acquisitions, we were required to establish various letters of credit totaling $450,000 to serve as collateral to secure facility leases. The letters of credit reduce the borrowings available under our accounts receivable line of credit. In January 2007, the letters of credit decreased $50,000.

In connection with the acquisition of Javelin, we issued $1.5 million in notes, which have been fully repaid since April 2006.

We have incurred commitments to make future payments under contracts such as leases and certain long-term liabilities. Maturities, including estimated interest, under these contracts are set forth in the following table as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations, including estimated interest	$1,390	$1,251	$139	$--	$--
Operating lease obligations	4,683	1,355	2,148	1,119	61
Total	$6,073	$2,606	$2,287	$1,119	$61

See Note 9 - "Income Taxes" in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes.

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

Subsequent Event

On February 20, 2007, the Company consummated the acquisition of E-Tech Solutions.  The Company paid approximately $12.2 million consisting of approximately $6.1 million in cash and $6.1 million worth of the Company's common stock, subject to certain post-closing adjustments.  As required, we will use the closing price of the Company's common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition, which was $20.34. The Company issued 306,248 shares of its common stock in connection with the acquisition.

Critical Accounting Policies

The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company believes its most critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, accounting for goodwill and intangible assets, purchase accounting allocation, accounting for stock-based compensation, deferred income taxes and estimating the related valuation allowances.

Revenue Recognition and Allowance for Doubtful Accounts

Consulting revenues are comprised of revenues from professional services fees recognized primarily on a time and materials basis as performed. For fixed fee engagements, revenues is recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Billings in excess of costs plus earnings are classified as deferred revenues. Our normal payment terms are net 30 days. Reimbursements for out-of-pocket expenses are included in gross revenues. Revenues from the sale of third-party software are recorded on a gross basis provided that we act as the principal in the transaction. In the event we do not meet the requirements to be considered the principal in the software sale transaction, we record the revenues on a net basis. There is no effect on net income between recording the software sales on a gross basis versus a net basis.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance has occurred, and (4) collectibility is deemed probable. We consider a non-cancelable fully executed agreement or client purchase order to be persuasive evidence of an arrangement. We consider delivery to have occurred upon the rendering of services or delivery of software to the client. We consider the fee to be fixed or determinable if the fee is not subject to adjustment, or if we have not granted extended payment terms to the client. We consider collection to be probable if our internal credit analysis indicates that the client will be able to pay amounts as they become due under the arrangement.

For our sales arrangements that contain multiple revenue elements, such as software licenses, professional services and software maintenance, we first determine whether the arrangement is within the scope of Emerging Issues Task Force ("EITF") EITF No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" or Statement of Position ("SOP") 97-2 ("SOP 97-2"), "Software Revenue Recognition". Under EITF 00-21, separate contracts to provide services or for the sale of software to the same client must be evaluated as a multiple element arrangement if they are entered into in the same time frame. We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met. In general, a deliverable meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of all remaining undelivered elements in the arrangement. We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. All deliverables of the Company’s multiple element arrangements meet these criteria.

We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues from internally developed software are allocated to maintenance and support and are recognized ratably over the maintenance term (typically one year).

Revenues allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

Our allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue in the period the risk is identified. We use considerable judgment in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If our evaluation of service delivery issues or a client's ability to pay is incorrect, we may incur future reductions to revenue.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Business acquisitions typically result in goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires us to make estimates and assumptions that affect our consolidated financial statements. The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we assess our goodwill on October 1 of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have an adverse impact on our results of operations by decreasing net income. Management assessed goodwill for impairment at October 1, 2006. This analysis indicated that there was no impairment of the carrying values of goodwill.

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

Purchase Price Allocation

We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a high degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. The purchase price is allocated to intangibles based on management's estimate and an independent valuation. Management finalizes the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved.

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006, using the modified prospective application transition method. SFAS No. 123R requires that the costs of employee share-based payments be measured at fair value on the awards' grant date and recognized in the financial statements over the requisite service period.

The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of the grant.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The Company provided pro forma effects of this measurement in a footnote to its financial statements.

Income Taxes

To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year. This involves estimating our actual current tax liability together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.

Management believes that our net deferred tax asset should continue to be reduced by a valuation allowance to an amount we believe is more likely than not to be realized. Future operating results and projections could alter this conclusion, potentially resulting in an increase or decrease in the valuation allowance. Since the valuation allowance relates solely to net operating and capital losses from acquired companies which are subject to usage limitations, any decrease in the valuation allowance will be applied first to reduce goodwill and then to reduce other acquisition related non-current intangible assets to zero. Any remaining decrease in the valuation allowance would be recognized as a reduction of income tax expense.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements, except operating lease commitments as disclosed in Footnote 10 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

During 2006, $1.6 million of our total revenues was attributable to our Canadian operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian subsidiary and from client receivables in the Canadian dollar.  Our Canadian subsidiary incurs a significant portion of its expenses in Canadian dollars as well, which helps minimize our risk of exchange rate fluctuations. Based on the amount of revenues attributed to Canada during 2006, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

As of December 31, 2006, there were no amounts outstanding under the accounts receivable line of credit and $25 million of available borrowing capacity, excluding $450,000 reserved for two outstanding letters of credit to secure facility leases. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank's prime rate. The interest rate on the acquisition line of credit is fixed. Since there were no amounts outstanding under the accounts receivable line of credit as of December 31, 2006, an increase in the interest rate of 100 basis points would add no interest expense per year.

We had unrestricted cash and cash equivalents totaling $4.5 million and $5.1 million at December 31, 2006 and 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.

PERFICIENT, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$4,549	$5,096
Accounts receivable, net of allowance for doubtful accounts of $707 in 2006 and $367 in 2005	38,600	23,251
Prepaid expenses	1,171	887
Other current assets	2,799	1,530
Total current assets	47,119	30,764
Property and equipment, net	1,806	960
Goodwill	69,170	46,263
Intangible assets, net	11,886	5,768
Other non-current assets	1,019	1,180
Total assets	$131,000	$84,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,025	$3,774
Current portion of long-term debt	1,201	1,337
Other current liabilities	16,034	8,331
Note payable to related parties	--	244
Total current liabilities	22,260	13,686
Long-term debt, less current portion	137	5,338
Deferred income taxes	1,251	--
Total liabilities	23,648	19,024

Commitments and contingencies (see Note 5 and 10)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 26,699,974 shares issued and outstanding as of December 31, 2006; 23,294,509 shares issued and outstanding as of December 31, 2005)	27	23
Additional paid-in capital	147,028	115,120
Accumulated other comprehensive loss	(125)	(87)
Accumulated deficit	(39,578)	(49,145)
Total stockholders' equity	107,352	65,911
Total liabilities and stockholders' equity	$131,000	$84,935

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year Ended December 31,
	2006	2005	2004
Revenues	(In thousands, except share data)
Services	$137,722	$83,740	$43,331
Software	14,435	9,387	13,170
Reimbursable expenses	8,769	3,870	2,347
Total revenues	160,926	96,997	58,848
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	84,161	51,140	26,073
Software costs	12,118	7,723	11,341
Reimbursable expenses	8,769	3,870	2,347
Other project related expenses	2,122	1,846	267
Total cost of revenues	107,170	64,579	40,028

Gross margin	53,756	32,418	18,820

Selling, general and administrative	32,268	17,917	11,068
Depreciation	948	615	512
Amortization of intangible assets	3,458	1,611	697
Income from operations	17,082	12,275	6,543
Interest income	102	15	3
Interest expense	(509)	(658)	(137)
Other income	174	43	32
Income before income taxes	16,849	11,675	6,441
Provision for income taxes	7,282	4,498	2,528

Net income	$9,567	$7,177	$3,913

Basic net income per share	$0.38	$0.33	$0.22
Diluted net income per share	$0.35	$0.28	$0.19
Shares used in computing basic net income per share	25,033,337	22,005,154	17,648,575
Shares used in computing diluted net income per share	27,587,449	25,242,496	20,680,507

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2004	14,039	$14	$76,289	$(52)	$(60,235)	$16,016
Warrants exercised	1,277	1	2,539	--	--	2,540
Stock options exercised	492	1	656	--	--	657
Issuance of stock for Genisys, Meritage, and ZettaWorks acquisitions	4,049	4	18,770	--	--	18,774
Issuance of stock for private placement	800	1	2,359	--	--	2,360
Tax benefit of stock option exercises	--	--	342	--	--	342
Stock compensation	--	--	27	--	--	27
Foreign currency translation adjustment	--	--	--	(6)	--	(6)
Net income	--	--	--	--	3,913	3,913
Total comprehensive income	--	--	--	--	--	3,907
Balance at December 31, 2004	20,657	21	100,982	(58)	(56,322)	44,623
Warrants exercised	88	--	157	--	--	157
Stock options exercised	1,354	1	2,703	--	--	2,704
Issuance of stock for iPath and Vivare acquisitions	1,196	1	8,708	--	--	8,709
Tax benefit of stock option exercises	--	--	2,306	--	--	2,306
Stock compensation	--	--	264	--	--	264
Foreign currency translation adjustment	--	--	--	(29)	--	(29)
Net income	--	--	--	--	7,177	7,177
Total comprehensive income	--	--	--	--	--	7,148
Balance at December 31, 2005	23,295	23	115,120	(87)	(49,145)	65,911
Issuance of stock for Bay Street, Insolexen, and EGG acquisitions	1,499	2	17,989	--	--	17,991
Warrants exercised	145	--	146	--	--	146
Stock options exercised	1,672	2	4,001	--	--	4,003
Purchases of stock from Employee Stock Purchase Plan	6	--	86	--	--	86
Tax benefit of stock option exercises	--	--	6,554	--	--	6,554
Stock compensation	--	--	3,132	--	--	3,132
Vested stock compensation	83	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	(38)	--	(38)
Net income	--	--	--	--	9,567	9,567
Total comprehensive income	--	--	--	--	--	9,529
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$(39,578)	$107,352

See accompanying notes to consolidated financial statements.

 PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES		(In thousands)
Net income	$9,567	$7,177	$3,913
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	948	615	512
Amortization of intangibles	3,458	1,611	697
Non-cash stock compensation	3,132	264	27
Non-cash interest expense	6	24	--
Tax benefit on stock option exercises	--	2,306	342

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,771)	148	(8,120)
Other assets	(152)	(1,866)	76
Accounts payable	1,251	(3,155)	5,297
Other liabilities	(2,824)	563	1,294
Net cash provided by operating activities	9,615	7,687	4,038
INVESTING ACTIVITIES
Purchase of property and equipment	(1,518)	(691)	(430)
Capitalization of software developed for internal use	(136)	(599)	--
Purchase of businesses, net of cash acquired	(13,678)	(9,704)	(10,734)
Payments on Javelin notes	(250)	(250)	--
Net cash used in investing activities	(15,582)	(11,244)	(11,164)
FINANCING ACTIVITIES
Proceeds from revolving line of credit	34,900	12,000	4,000
Payments on revolving line of credit	(38,900)	(8,000)	--
Payments on long-term debt	(1,338)	(1,135)	(522)
Deferred offering costs	--	(942)	--
Tax benefit on stock option exercises	6,554	--	--
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	4,089	2,704	657
Proceeds from the exercise of warrants	146	157	2,540
Proceeds from stock issuances, net	--	--	2,373
Net cash provided by financing activities	5,451	4,784	9,048
Effect of exchange rate on cash and cash equivalents	(31)	(37)	(6)
Change in cash and cash equivalents	(547)	1,190	1,916
Cash and cash equivalents at beginning of period	5,096	3,906	1,990
Cash and cash equivalents at end of period	$4,549	$5,096	$3,906
Supplemental disclosures:
Interest paid	$540	$594	$141
Cash paid for income taxes	$3,156	$3,684	$2,256
Non-cash activities:
Common stock and options issued in purchase of businesses	$17,991	$8,709	$18,774
Change in goodwill	$318	$670	$644

See accompanying notes to consolidated financial statements.

 PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. The Company designs, builds and delivers solutions using a core set of middleware software products developed by third party vendors. The Company's solutions enable its clients to operate a real-time enterprise that adapts business processes and the systems that support them to the changing demands of an increasingly global, Internet-driven and competitive marketplace.

The Company is incorporated in Delaware. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassification

The Company has reclassified the presentation of certain prior period information to conform to the 2006 presentation.

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues is recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues is generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. Revenues from software sales are recorded on a gross basis based on the Company's role as principal in the transaction. The Company is considered a “principal” if the Company is the primary obligator and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenues would be recorded on a net basis.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance has occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. All deliverables of the Company’s multiple element arrangements meet these criteria. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues from internally developed software are allocated to maintenance and support and are recognized ratably over the maintenance term (typically one year).

Revenues allocated to training and consulting service elements is recognized as the services are performed. Our consulting services are not essential to the functionality of our products as such services are available from other vendors.

Cash and Cash Equivalents

Cash equivalents consist primarily of cash deposits and investments with original maturities of ninety days or less when purchased.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of uncollectible amounts in its existing accounts receivable. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally one to five years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviewed other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2006.

Other intangible assets include customer relationships, customer backlog, non-compete arrangements and internally developed software, and are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from nine months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying consolidated Statements of Income. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Deferred Offering Costs

Costs incurred related to equity offerings under effective registration statements are deferred until the offering occurs or management does not intend to complete the offering. At the time that the issuance of new equity occurs, these costs are netted against the proceeds received. These costs are expensed if the offering does not occur. Approximately $943,000 of these costs were recorded as part of Other Non-Current Assets on the Balance Sheet as of December 31, 2006.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings Per Share

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”), using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods are not restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No. 123R.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at amounts which approximate fair value due to the near term maturities of these instruments and the variable interest rates on the Company's accounts receivable line of credit.

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The Company is still evaluating the effect of adopting FIN 48 and does not expect it to have a material effect on the Company’s consolidated financial statements.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

3. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2006	2005	2004
Net income	$9,567	$7,177	$3,913
Basic:
Weighted-average shares of common stock outstanding	23,783	20,868	16,964
Weighted-average shares of common stock subject to contingency (i.e. restricted stock)	1,250	1,137	685
Shares used in computing basic net income per share	25,033	22,005	17,649
Effect of dilutive securities:
Stock options	2,281	3,088	2,836
Warrants	74	149	196
Restricted stock subject to vesting	199	--	--
Shares used in computing diluted net income per share	27,587	25,242	20,681
Basic net income per share	$0.38	$0.33	$0.22
Diluted net income per share	$0.35	$0.28	$0.19

4.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. A substantial portion of the services the Company provides are built on IBM WebSphere (R) platforms and a significant number of its clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from the relationship with IBM. Revenues from IBM accounted for approximately 8%, 9%, and 17% of total revenues for 2006, 2005 and 2004, respectively, and accounts receivable from IBM accounted for approximately 9% of total accounts receivable as of December 31, 2006 and 2005. While the dollar amount of revenues from IBM has remained relatively constant over the past three years, the percentage of total revenues from IBM has decreased as a result of the Company's growth and corresponding customer diversification. The loss of the Company's relationship with IBM or a significant reduction in the services the Company provides for IBM would result in significantly decreased revenues. Due to the Company's significant fixed operating expenses, the loss of sales to IBM or any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.

5.   Employee Benefit Plan

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenues Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling approximately $0.5 million, $0.5 million, and $0.3 million during 2006, 2005 and 2004, respectively, which vest over a three year period of service.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Intangible Assets

Intangible Assets with Indefinite Lives

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

Goodwill
Balance at December 31, 2004	$32,818
Acquisitions consummated during 2005 (Note 13)	14,115
Utilization of net operating loss carryforwards, forfeiture of restricted stock used for acquisition purchase consideration and changes in estimated acquisition transaction costs	(670)
Balance at December 31, 2005	46,263
Acquisitions consummated during 2006 (Note 13)	22,589
Utilization of net operating loss carryforwards and adjustment to goodwill related to deferred taxes associated with acquisitions	318
Balance at December 31, 2006	$69,170

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$12,860	$(2,808)	$10,052	$4,820	$(1,122)	$3,698
Non-compete agreements	2,393	(1,094)	1,299	2,073	(621)	1,452
Customer backlog	--	--	--	130	(57)	73
Internally developed software	755	(220)	535	599	(54)	545
Total	$16,008	$(4,122)	$11,886	$7,622	$(1,854)	$5,768

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	2 - 5 years
Customer backlog	4 months to 1 year
Internally developed software	5 years

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2006, 2005, and 2004 was approximately $3.5 million, $1.6 million, and $0.7 million respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2007	$2,882
2008	$2,689
2009	$2,308
2010	$1,748
2011	$1,619
Thereafter	$641

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Equity Based Compensation

Stock Option Plans

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

On December 15, 2004, the Company granted restricted stock awards of 262,500 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. This equity grant vests over seven years, with an original vesting schedule that was back-loaded but was converted to pro-rata or straight-line vesting over the seven year period due to the achievement of certain performance targets and compensation committee approval. On December 28, 2005, the Company granted restricted stock awards of approximately 323,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. This equity grant vests over six years, with an original vesting schedule that was back-end loaded but was converted to pro-rata or straight-line vesting over the six year period due to the achievement of certain performance targets and compensation committee approval. On December 21, 2006, the Company granted restricted stock awards of approximately 843,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. This equity grant vests ratably over five years.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of changes in common stock options during 2006, 2005 and 2004 is as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2004	5,726	$0.02 - $26.00	$2.42

Options granted	1,459	$3.00 - $ 6.31	$4.67

Options exercised	(492)	$0.03 - $ 4.50	$1.34

Options canceled	(254)	$0.50 - $13.25	$3.37

Options outstanding at December 31, 2004	6,439	$0.02 - $26.00	$2.97

Options granted	415	$7.34 - $ 9.19	$7.81

Options exercised	(1,354)	$0.03 - $ 8.10	$2.00

Options canceled	(232)	$0.03 - $16.00	$5.37

Options outstanding at December 31, 2005	5,268	$0.02 - $16.94	$3.53

Options granted	--	--	--

Options exercised	(1,672)	$0.02 - $12.13	$2.40

Options canceled	(44)	$1.01 - $13.25	$5.41

Options outstanding at December 31, 2006	3,552	$0.02 - $16.94	$4.03	43,975

Options vested, December 31, 2004	3,227	$0.02 - $16.94	$2.85

Options vested, December 31, 2005	3,305	$0.02 - $16.94	$3.00

Options vested or expected to vest, December 31, 2006	2,347	$0.02 - $16.94	$3.62	41,400

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $18.6 million, $8.4 million, and $1.5 million, respectively. The total fair value of restricted shares vesting during the year ended December 31, 2006 was $1.4 million. For the years ended December 31, 2005 and 2004, the total fair value of restricted shares vesting during the year was $0.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock activity for the year ended December 31, 2006 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	614	$7.69
Awards granted	911	$15.61
Awards released	(83)	$7.62
Awards canceled	(13)	$8.04
Restricted stock awards outstanding at December 31, 2006	1,429	$12.74

The following is additional information related to stock options outstanding at December 31, 2006 (in thousands, except exercise price information):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.02 - $1.15	468	$0.62	4.94	468	$0.62
$1.21 - $2.28	1,101	$2.09	6.53	808	$2.02
$2.77 - $3.75	796	$3.42	5.50	578	$3.54
$4.40 - $6.31	733	$6.04	7.61	182	$5.51
$6.97 - $16.94	454	$10.10	6.22	311	$11.30
$0.02 - $16.94	3,552	$4.03	6.27	2,347	$3.62

The fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the year ended December 31, 2005 and 2004, as follows, with a weighted-average life of options of 5 years used for each of the years presented:

Year End December 31,	Risk-Free Interest Rate	Dividend Yield	Volatility Factor
2004	3.61%	0%	1.388
2005	3.72%	0%	1.405

No stock options were granted in 2006.

At December 31, 2006, 2005 and 2004, the weighted-average remaining contractual life of outstanding options was 6.27, 7.17, and 7.89 years, respectively. The weighted-average grant-date fair value per share of options granted during 2005 and 2004 at market prices was approximately $7.81 and $4.67, respectively. There were no option grants at below or above market prices during 2005 and 2004. No option grants occurred in 2006.

The Company recognized $3.1 million and $0.3 million of stock compensation expense during 2006 and 2005, respectively. Tax benefits recognized on stock option exercises were $0.8 million and $0.2 million during 2006 and 2005. For the year ended December 31, 2004, stock compensation expense and the related tax benefits recognized on stock option exercises were immaterial. As of December 31, 2006, there was $19.7 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.8 years. Our estimated forfeiture rate for the year ended December 31, 2006 of approximately 12% for share based awards was based on historical forfeiture experience to anticipate actual forfeitures in the future.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method had been applied. If this method had been used, the Company’s net income and net income per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Year ended December 31,
	2005	2004
Net income -- as reported	$7,177	$3,913
Total stock-based compensation costs, net of tax, included in the determination of net income as reported	162	27
The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(2,609)	(1,016)
Pro forma net income	$4,730	$2,924

Earnings per share
Basic - as reported	$0.33	$0.22
Basic - pro forma	$0.23	$0.17

Diluted - as reported	$0.28	$0.19
Diluted - pro forma	$0.20	$0.14

At December 31, 2006, 3.6 million shares were reserved for future issuance upon exercise of outstanding options and 8,575 shares were reserved for future issuance upon exercise of outstanding warrants. At December 31, 2006, there were 1.4 million shares of restricted stock outstanding under the 1999 Plan and classified as equity.

The following table summarizes information regarding warrants outstanding and exercisable as of December 31, 2006 (in thousands, except exercise price information):

Warrants Outstanding and Exercisable
Exercise Price	Warrants
$1.98	9
$1.98	9

The majority of the outstanding warrants expire in December 2011.

Employee Stock Purchase Plan

In 2005, the Compensation Committee approved the Employee Stock Purchase Plan (the “ESPP”) to be available to employees starting January 1, 2006. The ESPP is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted an option under the ESPP that would permit the purchase of Common Stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. For the year ended December 31, 2006, approximately 6,000 shares had been purchased under the ESPP.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Line of Credit and Long Term Debt

On June 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association. The amended agreement increased the total size of the Company's senior bank credit facilities from $28.5 million to $51.3 million by increasing the accounts receivable line of credit from $15 million to $25 million and increasing the acquisition term line of credit from $13.5 million to $26.3 million.

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.25% at December 31, 2006). As of December 31, 2006, there were no amounts outstanding under the accounts receivable line of credit and $25 million of available borrowing capacity, excluding $450,000 reserved for two outstanding letters of credit to secure facility leases. In January 2007, the letters of credit decreased $50,000.

The Company's $26.3 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of December 31, 2006, the balance outstanding under this acquisition line of credit was approximately $1.3 million. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.69% at December 31, 2006). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. As of December 31, 2006, the balance outstanding under this acquisition line of credit of $1.3 million had an average interest rate of 7.00%. The Company currently has approximately $25.0 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $51.3 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of December 31, 2006, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

Notes payable to related party at December 31, 2005 consisted of non interest-bearing notes issued to the shareholders of Javelin Solutions, Inc. (“Javelin”) in April 2002 in connection with the Company's acquisition of Javelin. The note was fully repaid in 2006.

Future minimum term debt repayments as of December 31, 2006 are as follows (in thousands):

Debt Payments
2007	$1,201
2008	137
Present value of debt commitments	1,338
Less current portion	1,201
Long term portion	$137

9.   Income Taxes

As of December 31, 2006, the Company had U.S. Federal tax net operating loss carry forwards of approximately $6.3 million that will begin to expire in 2020 if not utilized. The Company has established a valuation allowance against these net operating loss carry forwards of $2.0 million.

Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenues Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,138	$1,148	$1,412
Foreign	102	223	255
State	260	241	235
Total current	1,500	1,612	1,902
Tax benefit on acquired net operating loss carryforward	246	353	312
Tax benefit from stock options	6,554	2,306	342
Deferred:
Federal	(902)	201	(26)
Foreign	--	--	--
State	(116)	26	(2)
Total deferred	(1,018)	227	(28)
Total provision for income taxes	$7,282	$4,498	$2,528

The components of pretax income for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$16,565	$11,267	$5,804
Foreign	284	408	637
Total	$16,849	$11,675	$6,441

Foreign operations include Canada and the United Kingdom for the years ended December 31, 2004 and 2005. In 2006, foreign operations only included Canada. As of December 31, 2006, the Company’s location in the United Kingdom was dormant.

 PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets:	(In thousands)
Current deferred tax assets:
Accrued liabilities	$298	$140
Net operating losses	243	246
Bad debt reserve	268	110
	809	496
Valuation allowance	(457)	(361)
Net current deferred tax assets	$352	$135
Non-current deferred tax assets:
Net operating losses	$2,339	$2,577
Fixed assets	53	49
Deferred compensation	435	102
	2,827	2,728
Valuation allowance	(1,599)	(1,984)
Net non-current deferred tax assets	$1,228	$744

Deferred tax liabilities:
Current deferred tax liabilities:
Deferred income	$308	$93
Non-current deferred tax liabilities:
Deferred income	$431	$94
Foreign withholding tax on undistributed earnings	65	45
Intangibles	1,983	461
Total non-current deferred tax liabilities	$2,479	$600
Net current deferred tax asset	$44	$42
Net non-current deferred tax asset (liability)	$(1,251)	$144

The Company has established a valuation allowance to offset a portion of the Company's deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses. The valuation allowance decreased by approximately $0.3 million during 2006 and decreased by approximately $0.7 million during 2005. These decreases are primarily due to the benefit of acquired net operating loss carryforwards. As of December 31, 2006, all of the valuation allowance relates to acquired entities, and as such, if realized, will reduce goodwill or other non-current assets prior to resulting in an income tax benefit.

Changes to the valuation allowance are summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2006	2005	2004
Balance, beginning of year	$2,345	$3,027	$1,057
Benefit realized	(289)	(446)	--
Additions resulting from purchase accounting	--	--	1,970
Write-offs	--	(236)	--
Balance, end of year	$2,056	$2,345	$3,027

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
Federal corporate statutory rate	34.3%	34.0%	34.0%
State taxes, net of federal benefit	4.6	4.3	2.8
Intangibles amortization	--	--	0.7
Effect of foreign operations	--	0.1	0.6
Stock compensation	2.1	--	--
Other	2.2	0.1	1.1
Effective income tax rate	43.2%	38.5%	39.2%

The effective income tax rate increased to 43.2% for the year ended December 31, 2006 from 38.5% for the year ended December 31, 2005 as a result of non-deductible stock compensation related to incentive stock options included in the Company’s statement of operations in 2006 as a result of the adoption of SFAS 123R on January 1, 2006 and certain non-deductible compensation required by Section 162(m) of the Internal Revenue Code, which imposes a limitation on the deductibility of certain compensation in excess of $1 million paid to covered employees .

10. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements, as amended. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements as of December 31, 2006 are as follows (in thousands):

Operating Leases
2007	$1,355
2008	1,128
2009	1,020
2010	768
2011	351
Thereafter	61
Total minimum lease payments	$4,683

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1.7 million, $1.5 million and $1.4 million respectively.

In connection with certain of its acquisitions, the Company was required to establish various letters of credit totaling $450,000 with Silicon Valley Bank to serve as collateral for certain office space leases. These letters of credit reduce the borrowings available under the Company's line of credit with Silicon Valley Bank. In January 2007, these letters of credit decreased $50,000. One letter of credit for $200,000 will remain in effect through October 2009, and the other letter of credit for $250,000 will remain in effect through June 2007.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
 11. Balance Sheet Components

	December 31,
	2006	2005
	(In thousands)
Accounts receivable:
Accounts receivable	$29,461	$17,037
Unbilled revenues	9,846	6,581
Allowance for doubtful accounts	(707)	(367)
Total	$38,600	$23,251

Other current assets:
Income tax receivable	$2,150	$1,367
Other current assets	649	163
Total	$2,799	$1,530

Other current liabilities:
Accrued bonus	$9,851	$3,525
Accrued subcontractor fees	1,803	1,842
Deferred revenues	1,318	1,084
Payroll related costs	$1,258	$503
Sales and use taxes	326	150
Accrued acquisition costs related to Insolexen and EGG	563	--
Other accrued expenses	915	1,227
Total	$16,034	$8,331

Property and Equipment:
Hardware (useful life of 2 years)	$3,933	$2,708
Furniture and fixtures (useful life of 5 years)	980	781
Leasehold improvements (useful life of 3 years)	275	150
Software (useful life of 1 year)	702	474
Accumulated depreciation and amortization	(4,084)	(3,153)
Property and equipment, net	$1,806	$960

12. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2006	2005	2004
Balance, beginning of year	$367	$654	$623
Charged to expense	264	32	33
Additions resulting from purchase accounting	371	24	--
Uncollected balances written off, net of recoveries	(295)	(343)	(2)
Balance, end of year	$707	$367	$654

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Business Combinations

Acquisition of iPath Solutions, Ltd.

On June 10, 2005, the Company acquired iPath Solutions, Ltd. (“iPath”), a privately held technology consulting company, for $9.9 million. The purchase price consists of $3.9 million in cash, $900,000 of liabilities repaid on behalf of iPath, transaction costs of $600,000, and 623,803 shares of the Company's common stock valued at approximately $7.24 per share (approximately $4.5 million worth of Company's common stock). The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. The results of the iPath operations have been included in the Company's consolidated financial statements since June 10, 2005.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.7
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	7.3

Tangible assets and liabilities acquired:
Accounts receivable	1.6
Property and equipment	0.1
Accrued expenses	(0.1)
Net assets acquired	$9.9

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

Acquisition of Vivare, LP

 On September 2, 2005, the Company acquired Vivare, LP (“Vivare”), a privately held technology consulting company, for $9.8 million. The purchase price consists of $4.9 million in cash, transaction costs of approximately $500,000, and 618,500 shares of the Company's common stock valued at approximately $7.03 per share (approximately $4.4 million worth of Company's common stock). The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. The results of Vivare’s operations have been included in the Company's consolidated financial statements since September 2, 2005.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.0
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	6.8

Tangible assets acquired:
Accounts receivable	1.7
Property and equipment	0.1
Net assets acquired	$9.8

The Company estimates that the intangible assets acquired have useful lives of nine months to six years.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of Bay Street Solutions, Inc.

On April 7, 2006, the Company acquired Bay Street Solutions, Inc. (“Bay Street”), a national customer relationship management consulting firm, for approximately $9.8 million.  The purchase price consists of approximately $4.1 million in cash, transaction costs of $636,000, and 464,569 shares of the Company's common stock valued at approximately $12.18 per share (approximately $5.7 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $630,000, as determined by a third party valuation firm.  The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Bay Street's operations have been included in the Company's consolidated financial statements since April 7, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.6
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	6.4

Tangible assets acquired:
Accounts receivable	2.4
Other assets	0.6
Property and equipment	0.1
Accrued expenses	(1.6)
Net assets acquired	$9.8

The Company estimates that the intangible assets acquired have useful lives of four months to six years.

Acquisition of Insolexen, Corp.

On May 31, 2006, the Company acquired Insolexen, Corp. (“Insolexen”), a business integration consulting firm, for approximately $15.1 million. The purchase price consists of approximately $7.7 million in cash, transaction costs of $695,000, and 522,944 shares of the Company's common stock valued at approximately $13.72 per share (approximately $7.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $613,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Insolexen's operations have been included in the Company's consolidated financial statements since May 31, 2006.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$2.8
Customer backlog	0.4
Non-compete agreements	0.1

Goodwill	10.5

Tangible assets and liabilities acquired:
Accounts receivable	3.9
Other assets	2.1
Accrued expenses	(4.7)
Net assets acquired	$15.1

The Company estimates that the intangible assets acquired have useful lives of seven months to six years.

Acquisition of the Energy, Government and General Business (EGG) division of Digital Consulting & Software Services, Inc.

On July 21, 2006, the Company acquired the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc., a systems integration consulting business, for approximately $13.1 million. The purchase price consists of approximately $6.4 million in cash, transaction costs of approximately $275,000, and 511,382 shares of the Company's common stock valued at approximately $12.71 per share (approximately $6.5 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $92,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of EGG's operations have been included in the Company's consolidated financial statements since July 21, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.7
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	6.3

Tangible assets and liabilities acquired:
Accounts receivable	3.7
Other assets	0.4
Accrued expenses	(1.6)
Net assets acquired	$13.1

The Company estimates that the intangible assets acquired have useful lives of five months to six years.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro-forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with iPath, Vivare, Bay Street, Insolexen, and EGG for the years ended December 31, 2006 and 2005, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets and assuming these companies were acquired as of the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2005 and January 1, 2006 or of future results of operations of the consolidated entities. (in thousands, except per share information):

	December 31,
	2006	2005
Revenues	$181,953	$148,833
Net income	$9,132	$8,464
Basic income per share	$0.36	$0.35
Diluted income per share	$0.32	$0.31

14. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2006 and 2005. The quarterly operating results are not necessarily indicative of future results of operations. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”) in the first quarter of 2006 and three acquisitions in 2006 and two acquisitions in 2005 (in thousands, except per share data):

	Three Months Ended,

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues:
Services	$25,606	$32,751	$40,219	$39,145
Software	2,682	2,587	1,532	7,635
Reimbursable expenses	1,356	2,172	2,543	2,698
Total revenues	$29,644	$37,510	$44,294	$49,478
Gross margin	$9,288	$13,178	$15,854	15,437
Income from operations	$3,057	$4,027	$4,840	$5,159
Income before income taxes	$3,034	$3,900	$4,675	$5,241
Net income	$1,705	$2,255	$2,834	$2,774
Basic net income per share	$0.07	$0.09	$0.11	$0.10
Diluted net income per share	$0.07	$0.08	$0.10	$0.10

	Three Months Ended,

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Unaudited)
Revenues:
Services	$17,657	$19,234	$23,157	$23,691
Software	1,407	1,393	1,918	4,669
Reimbursable expenses	660	1,034	1,048	1,129
Total revenues	$19,724	$21,661	$26,123	$29,489
Gross margin	$6,720	$7,283	$9,298	9,117
Income from operations	$2,532	$2,756	$3,555	$3,432
Income before income taxes	$2,420	$2,650	$3,359	$3,245
Net income	$1,488	$1,627	$2,066	$1,996
Basic net income per share	$0.07	$0.08	$0.09	$0.09
Diluted net income per share	$0.06	$0.07	$0.08	$0.08

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Subsequent Event

On February 20, 2007, the Company consummated the acquisition of E-Tech Solutions.  The Company paid approximately $12.2 million consisting of approximately $6.1 million in cash and $6.1 million worth of the Company's common stock, subject to certain post-closing adjustments.  As required, the Company will use the closing price of the its common stock at or near the close date in reporting the value of the stock consideration paid in the acquisition, which was $20.34. The Company issued 306,248 shares of its common stock in connection with the acquisition.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Perficient, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perficient, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007 expressed an unqualified opinion thereon.

Houston, Texas
March 1, 2007

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management's Annual Report on Internal Control Over Financial Reporting, the Company has determined that its disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company acquired Bay Street, Insolexen, and EGG in April, May, and July of 2006, respectively. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In total, Bay Street, Insolexen, and EGG represented 29% and 17% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2006. Excluding identifiable intangible assets and goodwill recorded in the business combination, Bay Street, Insolexen, and EGG represented 6% of the Company's total assets as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, we continued our remediation efforts from the prior quarters in order to fully remediate our previously reported material weakness. This includes performing the following:

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

•	Activated certain additional application and prevent controls with the assistance of our general ledger software provider and our internal technology personnel; and

•	Engaged a third party to assist with project management and strategic oversight of our remediation of the 2005 significant deficiencies and material weakness and the 2006 control review process.

In addition, during the year ended December 31, 2006, we have hired several new employees to further diversify accounting responsibilities, most notably the addition of a new Chief Financial Officer, but also including various senior and staff accountants.

The cumulative impact of these activities established during 2006 occurred and management obtained sufficient evidence of the operating effectiveness of such additional controls during the year ended December 31, 2006. Accordingly, management has concluded that our previously reported material weakness caused principally by inadequate staffing levels has been remediated.

Item 9B. Other Information.

None.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Perficient, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, the scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations, except for the acquired operations of Bay Street Solutions, Inc., Insolexen Corporation, and the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc. (collectively the “Acquired Companies”), each of which the Company acquired during 2006. The Acquired Companies represented 29% of the Company’s total assets as of December 31, 2006, and 17% of the Company’s revenues for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies’ operations.

In our opinion, management’s assessment that Perficient, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perficient, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our report on these financial statements dated, March 1, 2007, expressed an unqualified opinion thereon.

Houston, Texas
March 1, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers and directors, including their ages as of the date of this filing are as follows:

Name	Age	Position
John T. McDonald	43	Chairman of the Board and Chief Executive Officer
Jeffrey S. Davis	42	President and Chief Operating Officer
Paul E. Martin	46	Chief Financial Officer, Treasurer and Secretary
Richard T. Kalbfleish	51	Controller and Vice President of Finance & Administration
Ralph C. Derrickson	48	Director
Max D. Hopper	71	Director
Kenneth R. Johnsen	53	Director
David S. Lundeen	44	Director

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

Paul E. Martin joined us in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. ("Charter"), a publicly traded multi-billion dollar in revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter and was Charter's Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenues. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri - St. Louis.

 Richard T. Kalbfleish joined us as Controller in November 2004 and became Vice President of Finance & Administration and Assistant Treasurer in May 2005. Prior to joining Perficient, Mr. Kalbfleish served as Vice President of Finance & Administration with IntelliMark/Technisource, a national IT staffing company, for 11 years. Mr. Kalbfleish has over 21 years of experience at the Controller level and above in a number of service industries with an emphasis on acquisition integration and accounting, human resources and administrative support. Mr. Kalbfleish has a B.S.B.A. in Accountancy from the University of Missouri at Columbia.

Ralph C. Derrickson became a member of our board of directors in July 2004. Mr. Derrickson has more than 25 years of technology management experience in a wide range of settings including start-up, interim management and restructuring situations. Currently Mr. Derrickson is President and CEO of Carena, Inc. Prior to joining Carena, Inc., Mr. Derrickson was managing director of venture investments at Vulcan Inc., an investment management firm with headquarters in Seattle, Washington from October 2001 to July 2004. Mr. Derrickson is a founding partner of Watershed Capital, an early-stage venture capital firm, and is the managing member of RCollins Group, LLC, a management advisory firm. He served as a board member of Metricom, Inc., a publicly traded company, from April 1997 to November 2001 and as Interim CEO of Metricom from February 2001 to August 2001. Metricom, Inc. voluntarily filed a bankruptcy petition in US Bankruptcy Court for the Northern District of California in July of 2001. He served as vice president of product development at Starwave Corporation, one of the pioneers of the Internet. Earlier, Mr. Derrickson held senior management positions at NeXT Computer, Inc. and Sun Microsystems, Inc. He has served on the boards of numerous start-up technology companies. Mr. Derrickson serves on the Executive Advisory Board of the Center for Entrepreneurship and Innovation at the University of Washington, as well as on the Board of the Center for Materials and Devices for Information Technology Research, an NSF Science and Technology Center. Mr. Derrickson holds a bachelor’s degree in systems software from the Rochester Institute of Technology.

Max D. Hopper became a member of our board of directors in September 2002. Mr. Hopper began his information systems career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper's twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of information technology and eBusiness. Mr. Hopper currently serves on the board of directors for several companies such as Gartner Group, and several other private corporations.

Kenneth R. Johnsen became a member of our board of directors in July 2004. Mr. Johnsen is currently a partner with Aspen Advisors, LP. From January 1999 to October 2006, Mr. Johnsen served as President, CEO and Chairman of the Board of Parago Inc., a marketing services transaction processor. Before joining Parago Inc. in 1999, he served as President, Chief Operating Officer and Board Member of Metamor Worldwide Inc., an $850 million public technology services company specializing in information technology consulting and implementation. Metamor was later acquired by PSINet for $1.7 billion. At Metamor, Mr. Johnsen grew the IT Solutions Group revenues from $20 million to over $300 million within two years. His experience also includes 22 years at IBM where he held general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/ Hong Kong Operations. He achieved record revenues, profit and customer satisfaction levels in both business units.

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

Codes of Conduct and Ethics

The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all employees and directors of the Company while acting on the Company's behalf and has adopted a Financial Code of Ethics applicable to the chief executive officer, the chief financial officer, and other senior financial officials.

Audit Committee of the Board of Directors

The board of directors has created an audit committee. Each committee member is independent as defined by NASDAQ Global Select Market listing standards.

The audit committee has the sole authority to appoint, retain and terminate our independent accountants and is directly responsible for the compensation, oversight and evaluation of the work of the independent accountants. The independent accountants report directly to the audit committee. The audit committee also has the sole authority to approve all audit engagement fees and terms and all non-audit engagements with our independent accountants and must pre-approve all auditing and permitted non-audit services to be performed for us by the independent accountants, subject to certain exceptions provided by the Securities Exchange Act of 1934. The members of the audit committee are Max D. Hopper, David S. Lundeen and Ralph C. Derrickson. Mr. Lundeen serves as chairman of the audit committee. The board of directors has determined that Mr. Lundeen is qualified as our audit committee financial expert within the meaning of Securities and Exchange Commission regulations and that he has accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ Global Select Market. The board of directors has affirmatively determined that Mr. Lundeen qualified as an independent director as defined by the NASDAQ Global Select Market listing standards.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions "Nominees and Continuing Directors", "Composition and Meetings of the Board of Directors and Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 11. Executive Compensation.

Information on this subject is found in the Proxy Statement under the captions "Compensation of Directors and Executive Officers” and "Nominees and Continuing Directors" and is incorporated herein by reference. The proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information of this subject is found in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management ", "Nominees and Continuing Directors", and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information on this subject is found in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 14. Principal Accounting Fees and Services.

Information on this subject is found in the Proxy Statement under the caption "Principal Accounting Firm Fees and Services" and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

The following consolidated statements are included within Item 8 under the following captions:

2.	Financial Statement Schedules

No financial statement schedules are required to be filed by Items 8 and 15(d) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

3.	Exhibits

See Index to Exhibits on page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: March 1, 2007	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2007	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2007	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. McDonald and Paul E. Martin, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	March 1, 2007
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson	Director	March 1, 2007
Ralph C. Derrickson

/s/ Max D. Hopper	Director	March 1, 2007
Max D. Hopper

/s/ Kenneth R. Johnsen	Director	March 1, 2007
Kenneth R. Johnsen

/s/ David S. Lundeen	Director	March 1, 2007
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of June 10, 2005, by and among Perficient, Inc., Perficient iPath, Inc. and iPath Solutions, Ltd., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 15, 2005 and incorporated herein by reference

2.2
Asset Purchase Agreement, dated as of September 2, 2005, by and among Perficient, Inc., Perficient Vivare, Inc., Vivare, LP and the other signatories thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 9, 2005 and incorporated herein by reference

2.3
Agreement and Plan of Merger, dated as of April 6, 2006, by and among Perficient, Inc., PFT MergeCo, Inc., Bay Street Solutions, Inc. and the other signatories thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 12, 2006 and incorporated herein by reference

2.4
Agreement and Plan of Merger, dated as of May 31, 2006, by and among Perficient, Inc., PFT MergeCo II, Inc., Insolexen, Corp., HSU Investors, LLC, Hari Madamalla, Steve Haglund and Uday Yallapragada, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 5, 2006 and incorporated herein by reference

2.5
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

10.1
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.2
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.3
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to the Registrant's Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.4
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.5
Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.6
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the
Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

10.7
Offer Letter Amendment, dated August 31, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 1, 2006 and incorporated herein by reference

10.8†
Employment Agreement between Perficient, Inc. and John T. McDonald dated March 28, 2006, and effective as of January 1, 2006, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.9†
Employment Agreement between Perficient, Inc. and Jeffrey Davis dated August 3, 2006, and effective as of July 1, 2006 filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 9, 2006 and incorporated herein by reference

10.10
Amended and Restated Loan and Security Agreement by and among Silicon Valley Bank, KeyBank National Association, Perficient, Inc., Perficient Canada Corp., Perficient Genisys, Inc., Perficient Meritage, Inc. and Perficient Zettaworks, Inc. dated effective as of June 3, 2005, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.11
Amendment to Amended and Restated Loan and Security Agreement, dated as of June 29, 2006, by and among Silicon Valley Bank, KeyBank National Association, Perficient, Inc., Perficient Genisys, Inc., Perficient Canada Corp., Perficient Meritage, Inc., Perficient Zettaworks, Inc., Perficient iPath, Inc., Perficient Vivare, Inc., Perficient Bay Street, LLC and Perficient Insolexen, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference

Exhibit Number	Description
10.12
Lease by and between Cornerstone Opportunity Ventures, LLC and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.13
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 18, 2002 and incorporated by reference herein

10.14
Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

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