Form 10-K/A
period 2006-12-31
PERFICIENT INC
filed 2007-03-07
CIK 1085869

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Perficient, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to include the conformed signature of its independent registered public accounting firm, BDO Seidman, LLP, on each “Report of Independent Registered Public Accounting Firm” included in the Form 10-K at pages 51 and 54, and also to the “Consent of Independent Registered Public Accounting Firm” included at Exhibit 23.1 to the Form 10-K. The aforementioned signed opinions and consent of BDO Seidman, LLP were obtained by Perficient, Inc. prior to filing of the Form 10-K with the Securities and Exchange Commission. No other changes are being made to the original Form 10-K filing other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

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

/s/ BDO Seidman, LLP
Houston, Texas
March 1, 2007

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

/s/ BDO Seidman, LLP
Houston, Texas
March 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: March 7, 2007	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2007	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: March 7, 2007	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	March 7, 2007
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson*	Director	March 7, 2007
Ralph C. Derrickson

/s/ Max D. Hopper*	Director	March 7, 2007
Max D. Hopper

/s/ Kenneth R. Johnsen*	Director	March 7, 2007
Kenneth R. Johnsen

/s/ David S. Lundeen*	Director	March 7, 2007
David S. Lundeen

*BY: /s/ Paul E. Martin
Paul E. Martin
Attorney-in-Fact