Form 10-Q
period 2007-03-31
PERFICIENT INC
filed 2007-05-10
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐   No ☑

     As of May 7, 2007, there were 29,298,012 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$996	$4,549
Accounts receivable, net	40,930	38,600
Prepaid expenses	681	1,171
Other current assets	2,071	2,799
Total current assets	44,678	47,119
Property and equipment, net	2,006	1,806
Goodwill	77,748	69,170
Intangible assets, net	14,620	11,886
Other non-current assets	1,017	1,019
Total assets	$140,069	$131,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,234	$5,025
Current portion of long-term debt	989	1,201
Other current liabilities	11,078	16,034
Total current liabilities	15,301	22,260
Long-term borrowings, net of current portion	1,900	137
Deferred income taxes	2,093	1,251
Total liabilities	19,294	23,648

Stockholders' equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
27,389,734 shares issued and outstanding as of March 31, 2007;
26,699,974 shares issued and outstanding as of December 31, 2006)	27	27
Additional paid-in capital	157,297	147,028
Accumulated other comprehensive loss	(131)	(125)
Accumulated deficit	(36,418)	(39,578)
Total stockholders' equity	120,775	107,352
Total liabilities and stockholders' equity	$140,069	$131,000

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended March 31,
	2007	2006
(In thousands, except per share data)
Revenues
Services	$43,297	$25,606
Software	4,192	2,682
Reimbursable expenses	2,560	1,356
Total revenues	50,049	29,644

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	26,266	16,265
Software costs	3,486	2,288
Reimbursable expenses	2,560	1,356
Other project related expenses	685	447
Total cost of revenues	32,997	20,356

Gross margin	17,052	9,288

Selling, general and administrative	10,299	5,638
Depreciation	337	168
Amortization of intangible assets	846	425
Income from operations	5,570	3,057

Interest income	49	2
Interest expense	(50)	(84)
Other	6	59
Income before income taxes	5,575	3,034
Provision for income taxes	2,415	1,329

Net income	$3,160	$1,705

Basic net income per share	$0.12	$0.07

Diluted net income per share	$0.11	$0.07

Shares used in computing basic net income per share	27,081,425	23,537,534

Shares used in computing diluted net income per share	29,448,512	26,183,393

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2007
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$(39,578)	$107,352
E Tech acquisition	306	--	5,755	--	--	5,755
Stock options exercised	341	--	1,188	--	--	1,188
Purchases of stock from Employee Stock Purchase Plan	2	--	44	--	--	44
Tax benefit of stock option exercises	--	--	1,702	--	--	1,702
Stock compensation	--	--	1,580	--	--	1,580
Vested stock compensation	41	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	(6)	--	(6)
Net income	--	--	--	--	3,160	3,160
Total comprehensive income						3,154
Balance at March 31, 2007	27,390	$27	$157,297	$(131)	$(36,418)	$120,775

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$3,160	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	337	168
Amortization of intangibles	846	425
Non-cash stock compensation	1,580	724
Non-cash interest expense	--	5
Change in deferred income taxes	928	(572)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(140)	(158)
Other assets	1,643	896
Accounts payable	(1,791)	(1,123)
Other liabilities	(8,297)	(2,777)
Net cash used in operating activities	(1,734)	(707)

INVESTING ACTIVITIES
Purchase of property and equipment	(406)	(278)
Capitalization of software developed for internal use	(50)	(47)
Purchase of businesses, net of cash acquired	(5,838)	--
Net cash used in investing activities	(6,294)	(325)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,100	--
Payments on short-term borrowings	(7,200)	(3,000)
Payments on long-term debt	(350)	(326)
Tax benefit on stock options	1,702	895
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,232	666
Proceeds from exercise of warrants	--	46
Net cash provided by financing activities	4,484	(1,719)
Effect of exchange rate on cash and cash equivalents	(9)	(9)
Change in cash and cash equivalents	(3,553)	(2,760)
Cash and cash equivalents at beginning of period	4,549	5,096
Cash and cash equivalents at end of period	$996	$2,336

Supplemental disclosures:
Interest paid	$26	$111
Cash paid for income taxes	$177	$215

Non cash activities:
Stock issued for Purchase of Business	$5,755	$--
Change in goodwill	$(257)	$62

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months ended March 31, 2007 may not be indicative of the results for the full fiscal year ending December 31, 2007.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS No. 123R”), using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS No. 123R. Prior periods are not restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS No. 123R.

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Billings in excess of costs plus earnings are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. Revenues from software sales are recorded on a gross basis based on the Company's role as principal in the transaction. The Company is considered a “principal” if the Company is the primary obligor and bears the associated credit risk in the transaction. In the event the Company does not meet the requirements to be considered a principal in the software sale transaction and acts as an agent, the revenues would be recorded on a net basis.

     Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether the services are essential to the functionality of the software and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded the services to be provided are not essential to the functionality of the software and can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. All deliverables of the Company’s multiple element arrangements meet these criteria. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues are presented net of taxes assessed by governmental authorities. Sales taxes are generally collected and subsequently remitted on all software sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS No.142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the three months ended March 31, 2007, there were no triggering events that may indicate an impairment of goodwill has occurred.

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

Total share-based compensation cost recognized for the three months ended March 31, 2007 and 2006 was approximately $1.6 million and $0.7 million, respectively, and the associated current and future income tax benefits recognized for the three months ended March 31, 2007 and 2006 was approximately $0.5 million and $0.1 million, respectively.  As of March 31, 2007, there was $18.9 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Stock option activity for the three months ended March 31, 2007 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2007	3,552	$0.02 - $16.94	$4.03
Options granted	--	--	--
Options exercised	(341)	$0.03 - $16.94	$3.47
Options canceled	--	--	$--
Options outstanding at March 31, 2007	3,211	$0.02 - $16.94	$4.09
Options vested at March 31, 2007	2,223	$0.02 - $16.94	$3.72

Restricted stock activity for the three months ended March 31, 2007 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2007	1,429	$12.74
Awards granted	16	$19.70
Awards vested	(41)	$7.13
Awards canceled	(6)	$13.50
Restricted stock awards outstanding at March 31, 2007	1,398	$12.98

4. Net Income per Share

 The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three months ended March 31,
	2007	2006
Net income	$3,160	$1,705
Basic:
Weighted-average shares of common stock outstanding	27,081	23,537
Shares used in computing basic net income per share	27,081	23,537

Effect of dilutive securities:
Stock options	2,004	2,385
Warrants	8	125
Restricted stock subject to vesting	356	136
Shares used in computing diluted net income per share	29,449	26,183

Basic net income per share	$0.12	$0.07

Diluted net income per share	$0.11	$0.07

5. Commitments and Contingencies

   The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):

Operating Leases
2007 remaining	$1,098
2008	1,313
2009	1,164
2010	768
2011	340
Thereafter	61
Total minimum lease payments	$4,744

In connection with certain of its acquisitions, the Company was required to establish various letters of credit totaling $400,000 with Silicon Valley Bank to serve as collateral to secure facility leases. These letters of credit reduce the borrowings available under the Company's accounts receivable line of credit. One letter of credit for $250,000 expires in June 2007 and the other for $150,000 expires in October 2009.

6. Balance Sheet Components

     The components of accounts receivable are as follows (in thousands):

	March 31, 2007	December 31, 2006
Accounts receivable	$25,605	$29,461
Unbilled revenue	15,786	9,846
Allowance for doubtful accounts	(461)	(707)
Total	$40,930	$38,600

     The components of other current assets are as follows (in thousands):

	March 31, 2007	December 31, 2006
Income tax receivable	$1,438	$2,150
Receivables associated with the E Tech acquisition	187	--
Miscellaneous receivables	194	16
Deferred current tax assets	134	43
Other current assets	118	590
Total	$2,071	$2,799

The components of other current liabilities are as follows (in thousands):

	March 31, 2007	December 31, 2006
Accrued bonus	$3,970	$9,851
Accrued subcontractor fees	1,962	1,803
Deferred revenue	1,296	1,318
Payroll related costs	883	805
Accrued medical claims expense	609	--
Accrued vacation	424	453
Accrued acquisition costs related to Insolexen	287	311
Sales and use taxes	47	326
Other accrued expenses	1,600	1,167
Total	$11,078	$16,034

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Computer Hardware (useful life of 2 years)	$4,434	$3,933
Furniture & Fixtures (useful life of 5 years)	985	980
Leasehold Improvements (useful life of 3 years)	295	275
Software (useful life of 1 year)	714	702
Less: Accumulated Depreciation	(4,422)	(4,084)
Total	$2,006	$1,806

7. Business Combinations

Acquisition of Bay Street Solutions, Inc.

On April 7, 2006, the Company acquired Bay Street Solutions, Inc. (“Bay Street”), a national customer relationship management consulting firm, for approximately $9.8 million.  The purchase price consists of approximately $4.1 million in cash, transaction costs of $636,000, and 464,569 shares of the Company's common stock valued at approximately $12.18 per share (approximately $5.7 million worth of the Company's common stock) less the discount ascribed to those shares subject to a lapse acceleration right of approximately $630,000, as determined by a third party valuation firm.  The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Bay Street's operations have been included in the Company's consolidated financial statements since April 7, 2006.

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

Acquisition of Insolexen, Corp.

On May 31, 2006, the Company acquired Insolexen, Corp. (“Insolexen”), a business integration consulting firm, for approximately $15.1 million. The purchase price consists of approximately $7.7 million in cash, transaction costs of $695,000, and 522,944 shares of the Company's common stock valued at approximately $13.72 per share (approximately $7.2 million worth of the Company's common stock) less the discount ascribed to those shares subject to a lapse acceleration right of approximately $613,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Insolexen's operations have been included in the Company's consolidated financial statements since May 31, 2006.

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

Acquisition of the Energy, Government and General Business (EGG) division of Digital Consulting & Software Services, Inc.

On July 21, 2006, the Company acquired the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc., a systems integration consulting business, for approximately $13.1 million. The purchase price consists of approximately $6.4 million in cash, transaction costs of approximately $275,000, and 511,382 shares of the Company's common stock valued at approximately $12.71 per share (approximately $6.5 million worth of the Company's common stock) less the discount ascribed to those shares subject to a lapse acceleration right of approximately $92,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of EGG's operations have been included in the Company's consolidated financial statements since July 21, 2006.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.7
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	6.2

Tangible assets and liabilities acquired:
Accounts receivable	3.8
Other assets	0.4
Accrued expenses	(1.6)
Net assets acquired	$13.1

The Company estimates that the intangible assets acquired have useful lives of five months to six years.

Acquisition of the E Tech Solutions, Inc.

On February 20, 2007, the Company acquired e tech solutions, Inc. (“E Tech”), a solutions-oriented IT consulting firm, for approximately $12.3 million. The purchase price consists of approximately $5.8 million in cash, transaction costs of approximately $663,000, and 306,247 shares of the Company's common stock valued at approximately $20.34 per share (approximately $6.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $474,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of E Tech’s operations have been included in the Company's consolidated financial statements since February 20, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.0
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	8.9

Tangible assets and liabilities acquired:
Accounts receivable	2.2
Property and equipment	0.1
Other assets	0.1
Accrued expenses	(2.6)
Net assets acquired	$12.3

The Company estimates that the intangible assets acquired have useful lives of ten months to eight years.

Pro forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with Bay Street, Insolexen, EGG, and E Tech for the three months ended March 31, 2007 and 2006, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2007 and January 1, 2006 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended March 31,
	2007	2006
Revenues	$51,730	$43,750

Net income	$3,033	$1,996

Basic net income per share	$0.11	$0.08

Diluted net income per share	$0.10	$0.07

8. Intangible Assets

     Intangible Assets with Indefinite Lives

          The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

Balance at December 31, 2006	$69,170
E Tech Acquisition	8,932
Miscellaneous adjustments to Insolexen and EGG goodwill	(97)
Adjustment to goodwill related to deferred taxes associated with acquisitions	(257)
Balance at March 31, 2007	$77,748

     Intangible Assets with Definite Lives
     Following is a summary of Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$15,850	$(3,425)	$12,425	$12,860	$(2,808)	$10,052
Non-compete agreements	2,473	(1,222)	1,251	2,393	(1,094)	1,299
Customer backlog	460	(59)	401	--	--	--
Internally developed software	806	(263)	543	755	(220)	535
Total	$19,589	$(4,969)	$14,620	$16,008	$(4,122)	$11,886

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	2 - 5 years
Customer backlog	4 months to 1 year
Internally developed software	5 years

9. Line of Credit and Long-Term Debt

On June 29, 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association. The amended agreement increased the total size of the Company's senior bank credit facilities from $28.5 million to $51.0 million by increasing the accounts receivable line of credit from $15 million to $25 million and increasing the acquisition term line of credit from $13.5 million to $26.0 million.

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.25% at March 31, 2007). As of March 31, 2007, there was $1.9 million outstanding under the accounts receivable line of credit and $22.7 million of available borrowing capacity.

The Company's $26.0 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of March 31, 2007, the balance outstanding under this acquisition line of credit was approximately $1.0 million. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.5% at March 31, 2007). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. As of March 31, 2007, the balance outstanding under this acquisition line of credit of $1.0 million had an average interest rate of 7.0%. The Company currently has approximately $25.0 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $51.0 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of March 31, 2007, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of March 31, 2007, the IRS has proposed no significant adjustments to any of the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits. As of January 1, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in its tax accruals. The Company had no amounts accrued for the payment of interest or penalties at January 1, 2007, respectively.

The Company’s effective tax rate was 43.3% for the three months ended March 31, 2007 compared to 43.8% for the three months ended March 31, 2006. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible expense related to incentive stock options. The decrease in the Company’s effective tax rate was due to a larger number of disqualifying dispositions of stock options for which the Company receives a tax deduction. The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.3 million, for which a valuation allowance of $1.8 million is recorded. Additionally, the Company has deferred tax assets of $1.2 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $1.7 million and are offset by deferred tax liabilities of $3.8 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

11.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and discussed in Note 10 to the condensed consolidated financial statements.

In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007. There was no effect of the adoption on the condensed consolidated financial statements as of March 31, 2007. The Company presents revenues net of taxes as disclosed in Note 2 to the condensed consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 14% of our services revenues for the three months ended March 31, 2007 and approximately 4% of our services revenues for the three months ended March 31, 2006. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. The Company’s average bill rates increased slightly in 2006. The Company is anticipating modest additional increases in 2007. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

If we enter into contracts for the sale of services and software, Company management evaluates whether the services are essential to the functionality of the software and whether the Company has objective fair value evidence for each deliverable in the transaction. If management concludes the services to be provided are not essential to the functionality of the software and can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. All deliverables of our multiple element arrangements meet these criteria.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock and option grants to employees. Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation or amortization of assets used in the production of revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock and option grants to employees and non-employee directors. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements. A substantial portion of our SG&A costs are relatively fixed. As a result, we expect SG&A costs as a percentage of revenue to decline for the full year as we continue to increase revenues in 2007.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 16 North American offices and to add new offices throughout the United States, both organically and through acquisitions. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses helps us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated six acquisitions since January 1, 2005, including one in February 2007.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues. Total revenues increased 69% to $50.0 million for the three months ended March 31, 2007 from $29.6 million for the three months ended March 31, 2006.

	Financial Results			Explanation for Increases Over Prior Year Period
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Total Increase Over Prior Year Period	Revenue Attributable to Acquired Companies	Revenue Attributable to Base Business	% Increase in Total Revenue Attributable to Base Business	Total Increase Over Prior Year Period
Services Revenues	$43,297	$25,606	$17,691	$12,234	$5,457	21%	$17,691
Software Revenues	4,192	2,682	1,510	227	1,283	48%	1,510
Reimbursable Expenses	2,560	1,356	1,204	644	560	41%	1,204
Total Revenues	$50,049	$29,644	$20,405	$13,105	$7,300	25%	$20,405

Services revenues increased 69% to $43.3 million for the three months ended March 31, 2007 from $25.6 million for the three months ended March 31, 2006. Base business accounted for 31% of the increase in services revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The remaining 69% increase is attributable to revenues generated from the three companies acquired during 2006 and the one company acquired during first quarter of 2007.

Software revenues increased 56% to $4.2 million for the three months ended March 31, 2007 from $2.7 million for the three months ended March 31, 2006 due mainly to a large software sale to a new client in the first quarter. Base business accounted for 85% of the $1.5 million increase in software revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The remaining 15% increase in software revenues is attributable to acquired companies. Reimbursable expenses increased 89% to $2.6 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 62% to $33.0 million for the three months ended March 31, 2007 from $20.4 million for the three months ended March 31, 2006. Base business accounted for 36% of the $12.6 million increase in cost of revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The remaining increase in cost of revenues is attributable to acquired companies. The increase in cost of revenues from both base business and from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 862 for the three months ended March 31, 2007 from 507 for the three months ended March 31, 2006. Of the total increase of 355 in average number of professionals performing services, 14% is due to base business and 86% is attributable to acquired companies.

Costs associated with software sales increased 52% to $3.5 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006 in connection with increased software revenue. Base business accounted for 83% of the $1.2 million increase in software revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The remaining 15% increase in costs associated with software sales is attributable to acquired companies.

Gross Margin. Gross margin increased 84% to $17.1 million for the three months ended March 31, 2007 from $9.3 million for the three months ended March 31, 2006. Gross margin as a percentage of revenues increased to 34.1% for the three months ended March 31, 2007 from 31.3% for the three months ended March 31, 2006, due to increases in both services gross margin and software gross margin. Services gross margin increased to 37.8% for the three months ended March 31, 2007 from 34.7% for the three months ended March 31, 2006 primarily due to improved pricing and utilization, partially offset by higher bonus expense resulting from strong operating performance.  The average utilization rate of our professionals, excluding subcontractors, increased slightly to 82% for the three months ended March 31, 2007 compared to 81% for the three months ended March 31, 2006. For the three months ended March 31, 2007 compared to the same period in the prior year, bonus expense increased approximately $0.9 million. Software gross margin increased to 16.8% for the three months ended March 31, 2007 from 14.7% for the three months ended March 31, 2006 primarily as a result of fluctuations in vendor pricing based on market conditions at the time of the sales and increased customer demand.

Selling, General and Administrative. Selling, general and administrative expenses increased 83% to $10.3 million for the three months ended March 31, 2007 from $5.6 million for the three months ended March 31, 2006 due primarily to higher sales related costs and increased bonus expense as a result of strong operating performance. Sales related costs increased approximately $1.3 million and bonus expenses increased approximately $1.0 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Stock compensation expense included in selling, general and administrative expenses for the three months ended March 31, 2007 was $1.2 million compared to $0.5 million for the three months ended March 31, 2006. General and administrative salaries also increased $0.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues increased to 20.6% for the three months ended March 31, 2007 from 19.0% for the three months ended March 31, 2006 due to the increase in sales related costs, bonus, and stock compensation discussed above. Stock compensation expense, as a percentage of services revenues, increased to 2.8% for the three months ended March 31, 2007 compared to 1.9% for the three months ended March 31, 2006 due primarily to restricted stock awards granted in the fourth quarter of 2006.

Depreciation. Depreciation expense increased 101% to $0.3 million for the three months ended March 31, 2007 from $0.2 million for the three months ended March 31, 2006. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of services revenue was 0.8% and 0.7% for the three months ended March 31, 2007 and 2006, respectively.

Intangibles Amortization. Intangibles amortization expense increased 99% to $0.9 million for the three months ended March 31, 2007 from $0.4 million for the three months ended March 31, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 7, Business Combinations, of our condensed consolidated financial statements.

Interest Expense. Interest expense decreased 40% to $50,000 for the three months ended March 31, 2007 compared to $84,000 for the three months ended March 31, 2006. This decrease is due to lower outstanding average borrowings in the first quarter of 2007 as compared to the same period in 2006. The average interest rate on our accounts receivable line of credit borrowings for the three months ended March 31, 2007 was 8.25%. Our outstanding borrowings on the acquisition line of credit had an average interest rate of 7% for the three months ended March 31, 2007.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 43.3% for the three months ended March 31, 2007 from 43.8% for the three months ended March 31, 2006 as a result of an increase in disqualifying dispositions of stock options.

Liquidity and Capital Resources

      Selected measures of liquidity and capital resources are as follows:
	As of March 31, 2007	As of December 31, 2006
	(in millions)
Cash and cash equivalents	$1.0	$4.5
Working capital	$29.4	$24.9

 Net Cash Used In Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash used in operations for the three months ended March 31, 2007 was $1.7 million compared to $0.7 million for the three months ended March 31, 2006. Net income of $3.2 million plus non-cash charges of $3.7 million were more than offset by investments in working capital of $8.6 million. Part of the working capital change relates to the decrease in other liabilities related to a higher bonus payout in the first quarter of 2007 compared to 2006. The Company’s days sales outstanding for the three months ended March 31, 2006 increased from 67 days at March 31, 2006 to 70 days at March 31, 2007.

 Net Cash Used in Investing Activities

For the three months ended March 31, 2007, we used $5.8 million in cash, net of cash acquired, to acquire e tech solutions, Inc. In addition, we used approximately $0.4 million during the three months ended March 31, 2007 to purchase equipment and approximately $50,000 for software developed for internal use to expand our information management systems. For the three months ended March 31, 2006, we used $0.3 million in cash to purchase property and equipment and invest in capitalized software developed for internal use.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2007, our financing activities consisted primarily of net draws totaling $1.9 million on our accounts receivable line of credit and $0.3 million of payments on long term debt. Also, during the first quarter, we received $1.2 million from exercises of stock options and warrants and sales of stock through the Company's Employee Stock Purchase Program, and we realized tax benefits related to stock option exercises of $1.7 million during the three month period ended March 31, 2007.

Availability of Funds from Bank Line of Credit Facility

We have a $51.0 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25.0 million accounts receivable line of credit and a $26.0 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of March 31, 2007. As of March 31, 2007, there was $1.9 million outstanding under the accounts receivable line of credit and $22.7 million of available borrowing capacity.

Our $26.0 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of March 31, 2007, the balance outstanding under this acquisition line of credit was $1.0 million. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.5% at March 31, 2007). Borrowings under this acquisition line are repayable in thirty-six equal monthly installments, after the initial interest only period which continues through June 29, 2007. Draws under this acquisition line may be made through June 29, 2008. We currently have $25.0 million of available borrowing capacity under this acquisition line of credit.

As of March 31, 2007, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

 There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2007. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the three months ended March 31, 2007, $0.2 million of our total revenues was attributable to our Canadian operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian subsidiary and from client receivables denominated in the Canadian dollar.  Our Canadian subsidiary incurs a significant portion of its expenses in Canadian dollars as well, which helps minimize our risk of exchange rate fluctuations. Based on the amount of revenues attributed to Canada during the three months ended March 31, 2007, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

As of March 31, 2007, there was $1.9 million outstanding under the accounts receivable line of credit and $22.7 million of available borrowing capacity. Our interest expense will fluctuate as the interest rate for this accounts receivable line of credit floats based on the bank's prime rate. The interest rate on the acquisition line of credit is fixed. Based on the $1.9 million outstanding under the accounts receivable line of credit as of March 31, 2007, an increase in the interest rate of 100 basis points would add $19,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $1.0 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 5, 2007 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 10, 2007	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of February 20, 2007, by and among Perficient, Inc., PFT MergeCo III, Inc., e tech solutions, Inc., each of the Principals of e tech solutions, Inc., and Gary Rawding, as Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

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