Form 10-K/A
period 2006-12-31
PERFICIENT INC
filed 2007-08-14
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

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

Perficient, Inc.
Form 10-K/A
Introductory Note

This Amendment No. 2 to annual report on Form 10-K/A (“Form  10-K/A”) is being filed to amend our annual report on Form 10-K for the year ended December 31, 2006, which was originally filed on March 5, 2007 and amended on March 7, 2007 (Original Form 10-K). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 7, 8 and 9A of Part II, Item 5 of Part IV and currently dated certificates are included as exhibits. Unaffected items have not been repeated in this Amendment No. 2.

In August 2007, it was determined that certain previously reported payments associated with our business acquisitions were incorrectly included as a component of cash flows provided by operating activities in the Company’s Consolidated Statements of Cash Flows. As a result, we have restated our Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 to reclassify such payments from cash flows provided by operating activities to cash flows used in investing activities. We have also revised our Notes to Consolidated Financial Statements as necessary to reflect the adjustments.

The restatement adjustments had no impact on the previously issued Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Stockholders' Equity.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include among others, the events described in our quarterly report on Form 10-Q for the quarter ended March 31, 2007, the quarterly report on Form 10-Q for the quarter and year-to-date period ended June 30, 2007, and the events described in our current reports on Form 8-K filed after the filing of the original Form 10-K. We will file with the Securities and Exchange Commission an amendment to our quarterly report on Form 10-Q for the quarter ended March 31, 2007 to reflect changes therein required as a consequence of the adjustments described above.

i

PART II

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, and technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9% of our services revenues for the year ended December 31, 2006. For time and material projects, revenues is recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. The Company's average bill rates increased slightly in 2006. The Company is anticipating modest additional increases in 2007. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Liquidity and Capital Resources

   In August 2007, it was determined that the Consolidated Statement of Cash Flows should be restated to properly reflect certain transactions related to our business acquisitions that were incorrectly classified as operating cash flows.  As a result of these errors and as more fully discussed in the Introductory Note to this Amendment No. 2, certain financial and other information contained herein have been restated to reflect adjustments described in Note 2 to the accompanying consolidated financial statements. Please read Note 2 for a discussion of the adjustments. The discussion of liquidity and capital resources below is based on the restated Consolidated Statements of Cash Flows.

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2006	2005
Cash and cash equivalents	$4.5	$5.1
Working capital	24.9	17.1

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash generated by operations for the year ended December 31, 2006 was $13.1 million compared to $9.2 million for the year ended December 31, 2005. The primary components of operating cash flows for the year ended December 31, 2006 were net income after adding back non-cash expenses of $17.1 million offset by increases to accounts receivable of $5.8 million, decreases to accounts payable of $1.3 million, and decreases to other liabilities of $0.7 million. The increase in operating cash flow is due primarily to an increase in non-cash stock compensation of $2.9 million and intangibles amortization of $1.8 million. The increase in accounts receivable is primarily related to acquisitions. No significant changes occurred in the average days sales outstanding.

Net Cash Used in Investing Activities

For the year ended December 31, 2006, we used approximately $17.2 million in cash, net of cash acquired, primarily to acquire Bay Street, Insolexen, and EGG. In addition, we used approximately $1.5 million during 2006 to purchase equipment fixed assets and used approximately $136,000 for software capitalized for internal use to expand our information management systems. For the year ended December 31, 2005, we used approximately $11.2 million in cash, net of cash acquired, primarily to acquire iPath and Vivare. In addition, during 2005 we used approximately $691,000 to purchase equipment fixed assets and used approximately $599,000 for software capitalized for internal use to expand our information management systems.

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

See Note 10 - "Income Taxes" in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes.

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

Critical Accounting Policies

The Company's accounting policies are described in Note 3 to the Consolidated Financial Statements. The Company believes its most critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, accounting for goodwill and intangible assets, purchase accounting allocation, accounting for stock-based compensation, deferred income taxes and estimating the related valuation allowances.

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

For our sales arrangements that contain multiple revenue elements, such as software licenses, professional services and software maintenance, we first determine whether the arrangement is within the scope of Emerging Issues Task Force ("EITF") EITF No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" or Statement of Position ("SOP") 97-2 ("SOP 97-2"), "Software Revenue Recognition". Under EITF 00-21, separate contracts to provide services or for the sale of software to the same client must be evaluated as a multiple element arrangement if they are entered into in the same time frame. We recognize revenue on arrangements with multiple deliverables as separate units of accounting only if certain criteria are met. In general, a deliverable meets the separation criteria if the deliverable has standalone value to the client and if there is objective and reliable evidence of the fair value of all remaining undelivered elements in the arrangement. We allocate the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a delivered unit of accounting is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. All deliverables of the Company's multiple element arrangements meet these criteria.

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

The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company's stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of the grant.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees , and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148,  Accounting for Stock-Based Compensation - Transition and Disclosure . SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The Company provided pro forma effects of this measurement in a footnote to its financial statements.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

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

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) . A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements, except operating lease commitments as disclosed in Footnote 11 to the consolidated financial statements.

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

Commitments and contingencies (see Note 6 and 11)

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

 PERFICIENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Year Ended December 31,
	2006	2005	2004
	(As Restated)	(As Restated)
OPERATING ACTIVITIES		(In thousands)
Net income	$9,567	$7,177	$3,913
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	948	615	512
Amortization of intangibles	3,458	1,611	697
Non-cash stock compensation	3,132	264	27
Non-cash interest expense	6	24	--
Tax benefit on stock option exercises	--	2,306	342

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,771)	148	(8,120)
Other assets	(152)	(1,866)	76
Accounts payable	1,251	(3,155)	5,297
Other liabilities	708	2,090	1,294
Net cash provided by operating activities	13,147	9,214	4,038
INVESTING ACTIVITIES
Purchase of property and equipment	(1,518)	(691)	(430)
Capitalization of software developed for internal use	(136)	(599)	--
Purchase of businesses, net of cash acquired	(17,210)	(11,231)	(10,734)
Payments on Javelin notes	(250)	(250)	--
Net cash used in investing activities	(19,114)	(12,771)	(11,164)
FINANCING ACTIVITIES
Proceeds from revolving line of credit	34,900	12,000	4,000
Payments on revolving line of credit	(38,900)	(8,000)	--
Payments on long-term debt	(1,338)	(1,135)	(522)
Deferred offering costs	--	(942)	--
Tax benefit on stock option exercises	6,554	--	--
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	4,089	2,704	657
Proceeds from the exercise of warrants	146	157	2,540
Proceeds from stock issuances, net	--	--	2,373
Net cash provided by financing activities	5,451	4,784	9,048
Effect of exchange rate on cash and cash equivalents	(31)	(37)	(6)
Change in cash and cash equivalents	(547)	1,190	1,916
Cash and cash equivalents at beginning of period	5,096	3,906	1,990
Cash and cash equivalents at end of period	$4,549	$5,096	$3,906
Supplemental disclosures:
Interest paid	$540	$594	$141
Cash paid for income taxes	$3,156	$3,684	$2,256
Non-cash activities:
Common stock and options issued in purchase of businesses	$17,991	$8,709	$18,774
Change in goodwill	$318	$670	$644

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

2.  Restatement of Financial Information

   The Company is restating its financial statements to present the changes from certain misclassifications in the Consolidated Statement of Cash Flows primarily related to certain previously reported payments associated with its business acquisitions.  This includes an adjustment from cash flows provided by operating activities to cash flows used in investing activities for payments made related to prior acquisitions.  There is no change to the total change in cash and cash equivalents in the affected periods.  Additionally, the restatement does not affect the previously reported consolidated income statements, consolidated balance sheets or consolidated statements of stockholders’ equity amounts, including earnings per share.

   The effect of the restatement on specific line items in the Consolidated Statements of Cash Flows is as follows:

	Year Ended,
	2006	2006	2005	2005
	As previously reported	As restated	As previously reported	As restated
	(In thousands)
Cash flows from operating activities:
Other liabilities	$(2,824)	$708	$563	$2,090
Net cash provided by operating activities	9,615	13,147	7,687	9,214
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(13,678)	(17,210)	(9,704)	(11,231)
Net cash used in investing activities	(15,582)	(19,114)	(11,244)	(12,771)

3.  Summary of Significant Accounting Policies

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance has occurred, and (4) collectibility is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether it has objective fair value evidence for each deliverable in the transaction. If the Company has objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. All deliverables of the Company's multiple element arrangements meet these criteria. We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company's best estimate of the amount of uncollectible amounts in its existing accounts receivable. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts monthly. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company's results of operations, cash flows or financial position.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The Company is still evaluating the effect of adopting FIN 48 and does not expect it to have a material effect on the Company's consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) . A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of taxes. EITF 06-3 will not impact the method for recording these sales taxes in our consolidated financial statements.

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

5.   Concentration of Credit Risk and Significant Customers

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

6.   Employee Benefit Plan

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code.

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

7.   Intangible Assets

Intangible Assets with Indefinite Lives

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

Goodwill
Balance at December 31, 2004	$32,818
Acquisitions consummated during 2005 (Note 14)	14,115
Utilization of net operating loss carryforwards, forfeiture of restricted stock used for acquisition purchase consideration and changes in estimated acquisition transaction costs	(670)
Balance at December 31, 2005	46,263
Acquisitions consummated during 2006 (Note 14)	22,589
Utilization of net operating loss carryforwards and adjustment to goodwill related to deferred taxes associated with acquisitions	318
Balance at December 31, 2006	$69,170

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$12,860	$(2,808)	$10,052	$4,820	$(1,122)	$3,698
Non-compete agreements	2,393	(1,094)	1,299	2,073	(621)	1,452
Customer backlog	--	--	--	130	(57)	73
Internally developed software	755	(220)	535	599	(54)	545
Total	$16,008	$(4,122)	$11,886	$7,622	$(1,854)	$5,768

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	2 - 5 years
Customer backlog	4 months to 1 year
Internally developed software	5 years

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2006, 2005, and 2004 was approximately $3.5 million, $1.6 million, and $0.7 million respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2007	$2,882
2008	2,689
2009	2,308
2010	1,748
2011	1,619
Thereafter	641

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Equity Based Compensation

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock activity for the year ended December 31, 2006 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2006	614	$7.69
Awards granted	911	15.61
Awards released	(83)	7.62
Awards canceled	(13)	8.04
Restricted stock awards outstanding at December 31, 2006	1,429	$12.74

The following is additional information related to stock options outstanding at December 31, 2006 (in thousands, except exercise price information):

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of Exercise		Exercise	Contractual		Exercise
Prices	Options	Price	Life (Years)	Options	Price
$0.02 - $1.15	468	$0.62	4.94	468	$0.62
$1.21 - $2.28	1,101	$2.09	6.53	808	$2.02
$2.77 - $3.75	796	$3.42	5.5	578	$3.54
$4.40 - $6.31	733	$6.04	7.61	182	$5.51
$6.97 - $16.94	454	$10.10	6.22	311	$11.30
$0.02 - $16.94	3,552	$4.03	6.27	2,347	$3.62

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure,  as if the fair value method had been applied. If this method had been used, the Company's net income and net income per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts below (in thousands except per share data):

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

9.   Line of Credit and Long Term Debt

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

10.   Income Taxes

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

Foreign operations include Canada and the United Kingdom for the years ended December 31, 2004 and 2005. In 2006, foreign operations only included Canada. As of December 31, 2006, the Company's location in the United Kingdom was dormant.

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The federal corporate statutory rate is reconciled to the Company's effective income tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
Federal corporate statutory rate	34.3%	34.0%	34.0%
State taxes, net of federal benefit	4.6	4.3	2.8
Intangibles amortization	--	--	0.7
Effect of foreign operations	--	0.1	0.6
Stock compensation	2.1	--	--
Other	2.2	0.1	1.1
Effective income tax rate	43.2%	38.5%	39.2%

The effective income tax rate increased to 43.2% for the year ended December 31, 2006 from 38.5% for the year ended December 31, 2005 as a result of non-deductible stock compensation related to incentive stock options included in the Company's statement of operations in 2006 as a result of the adoption of SFAS 123R on January 1, 2006 and certain non-deductible compensation required by Section 162(m) of the Internal Revenue Code, which imposes a limitation on the deductibility of certain compensation in excess of $1 million paid to covered employees .

11. Commitments and Contingencies

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

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Balance Sheet Components

	December 31,
	2006	2005
	(In thousands)
Accounts receivable:
Accounts receivable	$29,461	$17,037
Unbilled revenues	9,846	6,581
Allowance for doubtful accounts	(707)	(367)
Total	$38,600	$23,251

Other current assets:
Income tax receivable	$2,150	$1,367
Other current assets	649	163
Total	$2,799	$1,530

Other current liabilities:
Accrued bonus	$9,851	$3,525
Accrued subcontractor fees	1,803	1,842
Deferred revenues	1,318	1,084
Payroll related costs	1,258	503
Sales and use taxes	326	150
Accrued acquisition costs related to Insolexen and EGG	563	--
Other accrued expenses	915	1,227
Total	$16,034	$8,331

Property and Equipment:
Hardware (useful life of 2 years)	$3,933	$2,708
Furniture and fixtures (useful life of 5 years)	980	781
Leasehold improvements (useful life of 3 years)	275	150
Software (useful life of 1 year)	702	474
Accumulated depreciation and amortization	(4,084)	(3,153)
Property and equipment, net	$1,806	$960

13. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2006	2005	2004
Balance, beginning of year	$367	$654	$623
Charged to expense	264	32	33
Additions resulting from purchase accounting	371	24	--
Uncollected balances written off, net of recoveries	(295)	(343)	(2)
Balance, end of year	$707	$367	$654

PERFICIENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Business Combinations

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

Acquisition of Vivare, LP

On September 2, 2005, the Company acquired Vivare, LP (“Vivare”), a privately held technology consulting company, for $9.8 million. The purchase price consists of $4.9 million in cash, transaction costs of approximately $500,000, and 618,500 shares of the Company's common stock valued at approximately $7.03 per share (approximately $4.4 million worth of Company's common stock). The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. The results of Vivare's operations have been included in the Company's consolidated financial statements since September 2, 2005.

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

15. Quarterly Financial Results (Unaudited)

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

 16. Subsequent Event

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Perficient, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 ,  in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R),  Share-Based Payment .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Perficient, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in  Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
March 1, 2007, except Note 2
as to which date is August 13, 2007

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K/A. As described below under Management's Annual Report on Internal Control Over Financial Reporting, the Company has determined that its disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006.

    The Company acquired Bay Street, Insolexen, and EGG in April, May, and July of 2006, respectively. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In total, Bay Street, Insolexen, and EGG represented 29% and 17% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2006. Excluding identifiable intangible assets and goodwill recorded in the business combination, Bay Street, Insolexen, and EGG represented 6% of the Company's total assets as of December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, we continued our remediation efforts from the prior quarters in order to fully remediate our previously reported material weakness. This includes performing the following:

•
Verified employee security access to our automated general ledger system is appropriate related to the employee's responsibilities and further strengthened our controls surrounding general ledger access granted to our new accounting personnel;

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

As discussed in Note 2 to the Notes to Consolidated Financial Statements, in August 2007, it was determined that certain previously reported payments associated with our business acquisitions were incorrectly included as a component of cash flows from operating activities instead of from investing activities in the Company’s Consolidated Statement of Cash Flows. These errors were promptly brought to the attention of our audit committee and former auditors as we worked to resolve such errors with our current auditors. As a result of correcting these misclassifications, in the annual report of Form 10-K/A, we have restated our Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005. We have also revised our Notes to Consolidated Financial Statements as necessary to reflect these errors.

These errors resulted from a significant deficiency in the procedures to reconcile and review the impact of acquisitions on the Consolidated Statement of Cash Flows. The controls in place regarding reconciliation and review of cash flows related to acquisition activity represent a very narrow subset of the Company’s financial closing and disclosure controls and an even narrower element of the Company’s overall financial control structure. The Company does not believe that this restatement resulted from a breakdown in its general controls; rather represents an isolated classification error for specific types of acquisition payments.  In light of these reclassification errors identified, we have implemented new procedures for reconciling and reviewing the Consolidated Statement of Cash Flows related to business acquisitions.  Management believes that controls are now in place to ensure similar errors do not occur again.

In connection with the restatement and the filing of this Form 10-K/A, the Company re-evaluated, with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006.  The Company considered that the restatement of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s original conclusions with respect to the effectiveness of disclosure controls and procedures remain appropriate and that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006. In arriving at such conclusion, management considered the facts and circumstances that resulted in the reclassifications in the statements of cash flows, including considerations with respect to its internal controls over financial reporting. Management determined that the reclassifications were not the result of a material weakness within internal control over financial reporting.

In concluding that the Company’s disclosure controls and procedures were effective as of December 31, 2006, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, Restatement of Financial Information, to the consolidated financial statements included within this Form 10-K/A.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Perficient, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, the scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's consolidated operations, except for the acquired operations of Bay Street Solutions, Inc., Insolexen Corporation, and the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc. (collectively the “Acquired Companies”), each of which the Company acquired during 2006. The Acquired Companies represented 29% of the Company's total assets as of December 31, 2006, and 17% of the Company's revenues for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies' operations.

In our opinion, management's assessment that Perficient, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Perficient, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our report on these financial statements dated, March 1, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
March 1, 2007, except Note 2
as to which date is August 13, 2007

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

    See Index to Exhibits on page 40.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 13, 2007	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2007	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	August 13, 2007
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson*	Director	August 13, 2007
Ralph C. Derrickson

/s/ Max D. Hopper*	Director	August 13, 2007
Max D. Hopper

/s/ Kenneth R. Johnsen*	Director	August 13, 2007
Kenneth R. Johnsen

/s/ David S. Lundeen*	Director	August 13, 2007
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

14.1	Corporate Code of Business Conduct and Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein

14.2	Financial Code of Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein

21.1	Subsidiaries (included as an exhibit to our Annual Report on Form 10-K filed on March 5, 2007)

23.1*	Consent of BDO Seidman, LLP

24.1	Power of Attorney (included on the signature page to our Annual Report on Form 10-K filed on March 5, 2007)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.