Form 10-Q/A
period 2007-03-31
PERFICIENT INC
filed 2007-08-14
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Perficient, Inc.
Form 10-Q/A
Introductory Note

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form  10-Q/A”) is being filed to amend our quarterly report on Form 10-Q for the three months ended March 31, 2007, which was originally filed on May 10, 2007 (Original Form 10-Q).

The Items of the Company’s Form 10-Q/A for the three months ended March 31, 2007 are amended and restated are as follows: Part 1 Financial Information, Item 1 Financial Statements; Part 1 Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part I Financial Information, Item 4 Controls and Procedures.

In August 2007, it was determined that certain previously reported payments associated with acquisitions were incorrectly included as a component of cash flows provided by operating activities in the Company’s Consolidated Statement of Cash Flows. As a result, we have restated our Consolidated Statement of Cash Flows for the three months ended March 31, 2007. We have also revised our Notes to Unaudited Condensed Consolidated Financial Statements as necessary to reflect the adjustments.

The restatement adjustments had no impact on the previously issued Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Stockholders' Equity.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above. Such events include among others, the events described in our quarterly report on Form 10-Q for the quarter and year-to-date period ended June 30, 2007, and the events described in our current reports on Form 8-K filed after the filing of the original Form 10-Q.

i

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

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	As Restated, Note 2
	(In thousands)
OPERATING ACTIVITIES
Net income	$3,160	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	337	168
Amortization of intangibles	846	425
Non-cash stock compensation	1,580	724
Non-cash interest expense	--	5
Change in deferred income taxes	928	(572)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(140)	(158)
Other assets	1,643	896
Accounts payable	(1,791)	(1,123)
Other liabilities	(7,829)	(2,777)
Net cash used in operating activities	(1,266)	(707)

INVESTING ACTIVITIES
Purchase of property and equipment	(406)	(278)
Capitalization of software developed for internal use	(50)	(47)
Purchase of businesses, net of cash acquired	(6,306)	--
Net cash used in investing activities	(6,762)	(325)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	9,100	--
Payments on short-term borrowings	(7,200)	(3,000)
Payments on long-term debt	(350)	(326)
Tax benefit on stock options	1,702	895
Proceeds from exercise of stock options and Employee Stock Purchase Plan	1,232	666
Proceeds from exercise of warrants	--	46
Net cash provided by financing activities	4,484	(1,719)
Effect of exchange rate on cash and cash equivalents	(9)	(9)
Change in cash and cash equivalents	(3,553)	(2,760)
Cash and cash equivalents at beginning of period	4,549	5,096
Cash and cash equivalents at end of period	$996	$2,336

Supplemental disclosures:
Interest paid	$26	$111
Cash paid for income taxes	$177	$215

Non cash activities:
Stock issued for Purchase of Business	$5,755	$--
Change in goodwill	$(257)	$62

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

2. Restatement of Financial Information

   In August of 2007, an error was identified in the previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 related to certain previously reported cash payments for acquisitions that were shown as cash used in operating activities, rather than investing activities. Consequently, the Company has restated the presentation of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007. For the three months ended March 31, 2006, no restatement was necessary to the Condensed Consolidated Statement of Cash Flows.  The error does not change the total amount of cash and cash equivalents or have any impact on the previously reported income statement (including earnings per share), balance sheet or statement of stockholders’ equity amounts.

   The effect of the restatement on specific line items in the Condensed Consolidated Statement of Cash Flows is as follows:

	Three Months Ended March 31, 2007
	As previously reported	As restated
	(In thousands)
Cash flows from operating activities:
Other liabilities	$(8,297)	$(7,829)
Net cash provided by operating activities	(1,734)	(1,266)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(5,838)	(6,306)
Net cash used in investing activities	(6,294)	(6,762)

3. Summary of Significant Accounting Policies

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

4. Stock-Based Compensation

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

8. Business Combinations

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

 Acquisition of the E Tech Solutions, Inc.

On February 20, 2007, the Company acquired e tech solutions, Inc. (“E Tech”), a solutions-oriented IT consulting firm, for approximately $12.3 million. The purchase price consists of approximately $5.8 million in cash, transaction costs of approximately $663,000, and 306,247 shares of the Company's common stock valued at approximately $20.34 per share (approximately $6.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $474,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Goodwill is assigned at the enterprise level. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of E Tech's operations have been included in the Company's consolidated financial statements since February 20, 2007.

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

10. Line of Credit and Long-Term Debt

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) has completed examinations of the Company's U.S. income tax returns for 2002, 2003 and 2004. As of March 31, 2007, the IRS has proposed no significant adjustments to any of the Company's tax positions.

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

The Company's effective tax rate was 43.3% for the three months ended March 31, 2007 compared to 43.8% for the three months ended March 31, 2006. The difference between the Company's federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible expense related to incentive stock options. The decrease in the Company's effective tax rate was due to a larger number of disqualifying dispositions of stock options for which the Company receives a tax deduction. The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.3 million, for which a valuation allowance of $1.8 million is recorded. Additionally, the Company has deferred tax assets of $1.2 million related to fixed assets, reserves and accruals. Deferred tax assets net of the valuation allowance total $1.7 million and are offset by deferred tax liabilities of $3.8 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

12.  Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and discussed in Note 11 to the condensed consolidated financial statements.

   In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007. There was no effect of the adoption on the condensed consolidated financial statements as of March 31, 2007. The Company presents revenues net of taxes as disclosed in Note 3 to the condensed consolidated financial statements.

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

Costs associated with software sales increased 52% to $3.5 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006 in connection with increased costs associated with software. Base business accounted for 83% of the $1.2 million increase in costs associated with software for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The remaining 15% increase in costs associated with software sales is attributable to acquired companies.

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

Intangibles Amortization. Intangibles amortization expense increased 99% to $0.9 million for the three months ended March 31, 2007 from $0.4 million for the three months ended March 31, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Business Combinations, of our condensed consolidated financial statements.

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

Liquidity and Capital Resources

   In August of 2007, an error was identified in the previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 related to certain previously reported cash payments for acquisitions that were shown as cash used in operating activities, rather than investing activities. Consequently, the Company has restated the presentation of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007. For the three months ended March 31, 2006, no restatement was necessary to the Condensed Consolidated Statement of Cash Flows. This report on Form 10-Q/A reflects the impact of those restatements on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007.  The discussion of liquidity and capital resources below is based on the restated Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007, which is more fully discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements herein.

      Selected measures of liquidity and capital resources are as follows:

	As of March 31, 2007	As of December 31, 2006
	(in millions)
Cash and cash equivalents	$1.0	$4.5
Working capital	$29.4	$24.9

 Net Cash Used In Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash used in operating activities for the three months ended March 31, 2007 was $1.3 million compared to $0.7 million for the three months ended March 31, 2006. Net income of $3.2 million plus non-cash charges of $3.7 million were more than offset by investments in working capital of $8.1 million.

Part of the working capital change relates to the decrease in other liabilities related to a higher bonus payout in the first quarter of 2007 compared to 2006. The Company's days sales outstanding for the three months ended March 31, 2006 increased from 67 days at March 31, 2006 to 70 days at March 31, 2007.

 Net Cash Used in Investing Activities

For the three months ended March 31, 2007, we used $6.3 million in cash, net of cash acquired, primarily to acquire e tech solutions, Inc. In addition, we used approximately $0.4 million during the three months ended March 31, 2007 to purchase equipment and approximately $50,000 for software developed for internal use to expand our information management systems. For the three months ended March 31, 2006, we used $0.3 million in cash to purchase property and equipment and invest in capitalized software developed for internal use.

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

Critical Accounting Policies

Our accounting policies are fully described in Note 3 to our unaudited condensed consolidated financial statements. The following describes the general application of accounting principles that impact our unaudited condensed consolidated financial statements.

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

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

   In August 2007, it was determined that certain previously reported payments associated with acquisitions were incorrectly included as a component of cash flows provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows. These errors were promptly brought to the attention of our audit committee and former auditors as we worked to resolve such errors with our current auditors.  These errors resulted from a significant deficiency in the procedures and controls to reconcile and review the impact of acquisitions on the Condensed Consolidated Statement of Cash Flows. The controls in place regarding reconciliation and review of cash flows related to acquisition activity represent a very narrow subset of the Company’s financial disclosure controls and an even narrower element of the Company’s overall financial control structure. The Company does not believe that this restatement resulted from a breakdown in its general controls; rather this was an isolated error for specific types of acquisition payments. In light of the errors identified, we have implemented enhanced procedures and controls for reconciling and reviewing the Condensed Consolidated Statement of Cash Flows. Management believes that controls are now in place to ensure similar errors do not occur again.

In connection with the restatement and the filing of this Form 10-Q/A, the Company re-evaluated, as noted above, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company considered that the restatement of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.  Based on such evaluation, the Company concluded that, as of the end of such period, the Company’s disclosure controls and procedures as of the end of the period covered by this report were functioning effectively. Management determined that the errors were not the result of a material weakness within internal control over financial reporting.

In concluding that the Company’s disclosure controls and procedures were effective as of March 31, 2007, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, Restatement of Financial Information, to the condensed consolidated financial statements included within this Form 10-Q/A.

There were no changes in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, such additional procedures and controls discussed above were implemented in the third quarter to appropriately address the reconciliation and review of the Condensed Consolidated Statement of Cash Flows.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on March 5, 2007 and available at  www.sec.gov . There have been no material changes to these risk factors since the filing of our Form 10-K.

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