Form 10-Q
period 2007-06-30
PERFICIENT INC
filed 2007-08-14
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐   No   ☑

     As of August 3, 2007, there were 29,805,524 shares of Common Stock outstanding.

i

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$477	$4,549
Accounts receivable, net	45,376	38,600
Prepaid expenses	790	1,171
Other current assets	710	2,799
Total current assets	47,353	47,119
Property and equipment, net	2,122	1,806
Goodwill	89,544	69,170
Intangible assets, net	15,280	11,886
Other non-current assets	1,037	1,019
Total assets	$155,336	$131,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,909	$5,025
Current portion of long-term debt	--	1,201
Other current liabilities	15,574	16,034
Total current liabilities	18,483	22,260
Long-term borrowings, net of current portion	--	137
Deferred taxes	1,839	1,251
Total liabilities	$20,322	$23,648

Stockholders' equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
28,005,552 shares issued and outstanding as of June 30, 2007
26,699,974 shares issued and outstanding as of December 31, 2006)	$28	$27
Additional paid-in capital	167,504	147,028
Accumulated other comprehensive loss	(114)	(125)
Accumulated deficit	(32,404)	(39,578)
Total stockholders' equity	135,014	107,352
Total liabilities and stockholders' equity	$155,336	$131,000

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues
Services	$45,961	$32,751	$89,258	$58,358
Software	3,696	2,587	7,887	5,269
Reimbursable expenses	2,938	2,172	5,499	3,528
Total revenues	52,595	37,510	102,644	67,155

Cost of revenues (exclusive of depreciation shown separately below)
Project personnel costs	27,440	19,456	53,705	35,721
Software costs	3,311	2,137	6,796	4,426
Reimbursable expenses	2,938	2,172	5,499	3,528
Other project related expenses	721	567	1,406	1,014
Total cost of revenues	34,410	24,332	67,406	44,689

Gross margin	18,185	13,178	35,238	22,466

Selling, general and administrative	9,937	8,237	20,237	13,875
Depreciation	361	215	698	383
Amortization of intangibles	980	699	1,826	1,124
Income from operations	6,907	4,027	12,477	7,084

Interest income	63	29	112	31
Interest expense	(15)	(162)	(65)	(246)
Other	3	6	9	65
Income before income taxes	6,958	3,900	12,533	6,934
Provision for income taxes	2,944	1,645	5,359	2,974

Net income	$4,014	$2,255	$7,174	$3,960

Basic net income per share	$0.15	$0.09	$0.26	$0.17

Diluted net income per share	$0.13	$0.08	$0.24	$0.15

Shares used in computing basic net income per share	27,594	24,418	27,337	23,978

Shares used in computing diluted net income per share	29,835	27,227	29,642	26,705

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2007
(Unaudited)
(In thousands)
				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$(39,578)	$107,352
E Tech & Tier1 acquisitions	662	1	12,296	--	--	12,297
Stock options exercised	593	--	2,048	--	--	2,048
Purchases of stock from Employee Stock Purchase Plan	5	--	91	--	--	91
Tax benefit of stock option exercises	--	--	3,038	--	--	3,038
Stock compensation	--	--	3,003	--	--	3,003
Vested stock compensation	46	--	--	--	--	--
Foreign currency translation adjustment	--	--	--	11	--	11
Net income	--	--	--	--	7,174	7,174
Total comprehensive income						7,185
Balance at June 30, 2007	28,006	$28	$167,504	$(114)	$(32,404)	$135,014

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As restated,
		see Note 2)
	(In thousands)
OPERATING ACTIVITIES
Net income	$7,174	$3,960
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	698	383
Amortization of intangibles	1,826	1,124
Deferred income taxes	424	1,111
Non-cash stock compensation	3,003	1,469
Non-cash interest expense	--	6

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,560)	(4,612)
Other assets	2,995	2,148
Accounts payable	(2,118)	(1,030)
Other liabilities	(4,806)	(3,079)
Net cash provided by operating activities	6,636	1,480

INVESTING ACTIVITIES
Purchase of property and equipment	(807)	(640)
Capitalization of software developed for internal use	(72)	(58)
Purchase of businesses, net of cash acquired	(13,652)	(8,627)
Payments on Javelin notes	--	(250)
Net cash used in investing activities	(14,531)	(9,575)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,900	10,000
Payments on short-term borrowings	(11,900)	(8,000)
Payments on long-term debt	(1,338)	(657)
Tax benefit on stock options	3,038	1,565
Proceeds from exercise of stock options and Employee Stock Purchase Plan	2,139	1,652
Proceeds from exercise of warrants	--	46
Net cash provided by financing activities	3,839	4,606
Effect of exchange rate on cash and cash equivalents	(16)	(12)
Change in cash and cash equivalents	(4,072)	(3,501)
Cash and cash equivalents at beginning of period	4,549	5,096
Cash and cash equivalents at end of period	$477	$1,595

Supplemental disclosures:
Interest paid	$40	$215
Cash paid for income taxes	$418	$1,572

Non cash activities:
Stock issued for purchase of businesses	$12,297	$12,831
Change in goodwill	$(269)	$577

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months and six months ended June 30, 2007 may not be indicative of the results for the full fiscal year ending December 31, 2007.

2. Restatement of Financial Information

   In August of 2007, certain errors were identified in the previously reported Condensed Consolidated Statement of Cash Flows. Consequently, the Company has restated the presentation of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006, and the three months ended March 31, 2007, which impacts the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007. The errors relate to (i) certain cash payments for prior acquisitions of approximately $1.2 million and $0.5 million for the six months ended June 30, 2006 and three months ended March 31, 2007, respectively, that were shown as cash used in operating activities, rather than investing activities, and (ii) excess tax benefits on stock option exercises of approximately $0.2 million for the six months ended June 30, 2006, that were shown as cash provided by operating activities, rather than financing activities. In addition, certain reclassifications were made to cash provided by operating activities in the prior year Condensed Consolidated Statement of Cash Flows to conform to current year presentation.  Such reclassifications generally related to presenting the change in deferred income taxes separately within cash provided by operating activities.  The errors and reclassifications do not change the total amount of cash and cash equivalents for any of the periods, or any previously reported income statement (including earnings per share), balance sheet or statement of stockholders’ equity amounts.

   The effect of the restatement on specific line items in the Condensed Consolidated Statement of Cash Flows is as follows:

	Six Months Ended June 30, 2006
	As previously reported	As restated
	(In thousands)
Cash flows from operating activities:
Deferred income taxes	$--	$1,111
Tax benefit on stock options	232	--
Other assets	1,716	2,148
Other liabilities	(2,735)	(3,079)
Net cash provided by operating activities	513	1,480
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(7,428)	(8,627)
Net cash used in investing activities	(8,376)	(9,575)
Cash flows from financing activities:
Tax benefit on stock options	1,333	1,565
Net cash provided by financing activities	4,374	4,606

3. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (As Amended), Share Based Payment (“SFAS 123R”), using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS 123R. Prior periods are not restated under this transition method.

The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS 123R.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether the services are essential to the functionality of the software and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded the services to be provided are not essential to the functionality of the software and can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. All deliverables of the Company’s multiple element arrangements meet these criteria. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the six months ended June 30, 2007, there were no triggering events that may indicate an impairment of goodwill has occurred.

Other intangible assets include customer relationships, customer backlog, non-compete arrangements and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from four months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

4. Stock-Based Compensation

Stock Option Plans

In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company's voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate vesting in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate vesting in the acquisition even if the options are assumed or that will accelerate if the optionee's service is subsequently terminated.

The Compensation Committee may grant options and issue shares that accelerate vesting in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual's service.

Total share-based compensation cost recognized for the three months ended June 30, 2007 and 2006 was approximately $1.4 million and $0.7 million, respectively, and the associated current and future income tax benefits recognized for the three months ended June 30, 2007 and 2006 was approximately $0.5 million and $0.2 million, respectively.  For the six months ended June 30, 2007 and 2006, total share-based compensation cost recognized was approximately $3.0 million and $1.5 million, respectively, and the associated current and future income tax benefits recognized were approximately $1.0 million and $0.3 million, respectively.  As of June 30, 2007, there was $17.3 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years.

Stock option activity for the six months ended June 30, 2007 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2007	3,552	$0.02 - 16.94	$4.03
Options granted	9	3.00 - 3.00	3.00
Options exercised	(593)	0.02 - 16.94	3.45
Options canceled	(12)	3.10 - 7.48	3.68
Options outstanding at June 30, 2007	2,956	0.02 - 16.94	4.15
Options vested at June 30, 2007	2,116	$0.02 - 16.94	$3.73

Restricted stock activity for the six months ended June 30, 2007 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2007	1,429	$12.74
Awards granted	16	19.70
Awards vested	(46)	7.63
Awards canceled	(37)	12.54
Restricted stock awards outstanding at June 30, 2007	1,362	$13.00

5. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,014	$2,255	$7,174	$3,960
Basic:
Weighted-average shares of common stock outstanding	27,594	24,418	27,337	23,978
Shares used in computing basic net income per share	27,594	24,418	27,337	23,978

Effect of dilutive securities:
Stock options	1,835	2,504	1,920	2,444
Warrants	8	117	8	121
Restricted stock subject to vesting	398	188	377	162
Shares used in computing diluted net income per share	29,835	27,227	29,642	26,705

Basic net income per share	$0.15	$0.09	$0.26	$0.17

Diluted net income per share	$0.13	$0.08	$0.24	$0.15

6. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):

Operating Leases
2007 remaining	$846
2008	1,646
2009	1,406
2010	1,018
2011	675
Thereafter	194
Total minimum lease payments	$5,785

At June 30, 2007, the Company had one letter of credit outstanding for $150,000 to serve as collateral to secure a facility lease.  This letter of credit expires in October 2009 and reduces the borrowings available under the Company's accounts receivable line of credit.

7. Balance Sheet Components

     The components of accounts receivable are as follows (in thousands):

	June 30, 2007	December 31, 2006
Accounts receivable	$28,903	$29,461
Unbilled revenue	17,016	9,846
Allowance for doubtful accounts	(543)	(707)
Total	$45,376	$38,600

     The components of other current assets are as follows (in thousands):

	June 30, 2007	December 31, 2006
Income tax receivable	$--	$2,150
Deferred current tax assets	208	43
Other current assets	502	606
Total	$710	$2,799

The components of other current liabilities are as follows (in thousands):

	June 30, 2007	December 31, 2006
Accrued bonus	$6,258	$9,851
Accrued subcontractor fees	2,330	1,803
Deferred revenue	991	1,318
Accrued income taxes	737	33
Payroll related costs	1,025	805
Accrued medical claims expense	975	--
Accrued vacation	725	453
Accrued expenses related to acquisitions	1,047	563
Other accrued expenses	1,486	1,208
Total	$15,574	$16,034

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Computer hardware	$4,806	$3,933
Furniture & fixtures	1,035	980
Leasehold improvements	327	275
Software	750	702
Less: Accumulated depreciation	(4,796)	(4,084)
Total	$2,122	$1,806

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

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.6
Customer backlog	0.2
Non-compete agreements	0.1

Goodwill	6.4

Tangible assets acquired:
Accounts receivable	2.4
Other assets	0.6
Property and equipment	0.1
Accrued expenses	(1.6)
Net assets acquired	$9.8

The Company estimates that the intangible assets acquired have useful lives of four months to six years.

Acquisition of Insolexen, Corp.

On May 31, 2006, the Company acquired Insolexen, Corp. (“Insolexen”), a business integration consulting firm, for approximately $15.0 million. The purchase price consists of approximately $7.7 million in cash, transaction costs of $657,000, and 522,944 shares of the Company's common stock valued at approximately $13.72 per share (approximately $7.2 million worth of the Company's common stock) less the discount ascribed to those shares subject to a lapse acceleration right of approximately $613,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The purchase price was allocated to intangibles based on management's estimate and an independent valuation. The results of Insolexen's operations have been included in the Company's consolidated financial statements since May 31, 2006.

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$2.8
Customer backlog	0.4
Non-compete agreements	0.1

Goodwill	10.4

Tangible assets and liabilities acquired:
Accounts receivable	3.9
Other assets	2.1
Accrued expenses	(4.7)
Net assets acquired	$15.0

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

The purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.7
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	6.2

Tangible assets and liabilities acquired:
Accounts receivable	3.8
Other assets	0.4
Accrued expenses	(1.6)
Net assets acquired	$13.1

The Company estimates that the intangible assets acquired have useful lives of five months to six years.

Acquisition of the E Tech Solutions, Inc.

On February 20, 2007, the Company acquired e tech solutions, Inc. (“E Tech”), a solutions-oriented IT consulting firm, for approximately $12.3 million. The purchase price consists of approximately $5.9 million in cash, transaction costs of approximately $663,000, and 306,247 shares of the Company's common stock valued at approximately $20.34 per share (approximately $6.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $474,000, as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of E Tech’s operations have been included in the Company's consolidated financial statements since February 20, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.0
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	9.5

Tangible assets and liabilities acquired:
Accounts receivable	1.9
Property and equipment	0.1
Other assets	0.1
Accrued expenses	(2.9)
Net assets acquired	$12.3

The Company estimates that the intangible assets acquired have useful lives of ten months to eight years.

Acquisition of the Tier1 Innovation, LLC

On June 25, 2007, the Company acquired Tier1 Innovation, LLC (“Tier1”), a national customer relationship management consulting firm, for approximately $14.5 million. The purchase price consists of approximately $7.1 million in cash, transaction costs of approximately $762,500, and 355,633 shares of the Company's common stock valued at approximately $20.69 per share (approximately $7.4 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $816,000 as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation. Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Tier1’s operations have been included in the Company's consolidated financial statements since June 25, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.9
Customer backlog	0.4
Non-compete agreements	0.1
Internally developed software	0.2

Goodwill	11.2

Tangible assets and liabilities acquired:
Accounts receivable	2.3
Property and equipment	0.1
Accrued expenses	(0.7)
Net assets acquired	$14.5

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

Pro forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with the inclusion Bay Street, Insolexen, EGG, E Tech, and Tier1 for the entire three months and six months ended June 30, 2007 and 2006, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2007 and January 1, 2006 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$55,806	$49,745	$110,452	$95,795

Net income	$4,277	$1,820	$7,947	$3,811

Basic net income per share	$0.15	$0.07	$0.29	$$0.15

Diluted net income per share	$0.14	$$0.06	$0.27	$0.13

9. Goodwill and Intangible Assets

     Goodwill

          The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

Balance at December 31, 2006	$69,170
Tier1 Acquisition	11,230
E Tech Acquisition	9,526
Adjustments to preliminary purchase price allocations	(382)
Balance at June 30, 2007	$89,544

     Intangible Assets with Definite Lives

     Following is a summary of Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$16,750	$(4,078)	$12,672	$12,860	$(2,808)	$10,052
Non-compete agreements	2,563	(1,351)	1,212	2,393	(1,094)	1,299
Customer backlog	850	(210)	640	--	--	--
Internally developed software	1,065	(309)	756	755	(220)	535
Total	$21,228	$(5,948)	$15,280	$16,008	$(4,122)	$11,886

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	2 - 5 years
Customer backlog	4 months to 10 months
Internally developed software	3 - 5 years

10. Line of Credit and Long-Term Debt

In June 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association. The amended agreement increased the total size of the Company's senior bank credit facilities from $28.5 million to $50 million by increasing the accounts receivable line of credit from $15 million to $25 million and increasing the acquisition term line of credit from $13.5 million to $25 million.

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (8.25% at June 30, 2007). As of June 30, 2007, there were no amounts outstanding under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.

The Company's $25 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of June 30, 2007, there were no amounts outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (8% at June 30, 2007). Draws under this acquisition line may be made through June 29, 2008.  The Company currently has $25 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $50 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on the accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of June 30, 2007, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS proposed no significant adjustments to any of the Company’s tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  As of January 1, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in its tax accruals. The Company had no amounts accrued for the payment of interest or penalties at January 1, 2007 or June 30, 2007.

The Company’s effective tax rate was 42.3% and 42.8% for the three and six months ended June 30, 2007 compared to 42.2% and 42.9% for the three and six months ended June 30, 2006. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible expenses related to incentive stock options.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.3 million, for which a valuation allowance of $1.8 million is recorded. Additionally, the Company has deferred tax assets of $2.0 million related to property and equipment, reserves and accruals. At June 30, 2007, deferred tax assets net of the valuation allowance total $2.5 million and are offset by deferred tax liabilities of $4.1 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions. Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “change in control” provisions of the Internal Revenue Code.

12.  Recent Accounting Pronouncements

   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, of SFAS 157 and does not expect that the pronouncement will have a material impact on its condensed consolidated financial statements.

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

   In June 2006, the EITF ratified EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007.  There was no effect of the adoption on the condensed consolidated financial statements as of June 30, 2007. The Company presents revenues net of taxes as disclosed in Note 3 to the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 15% of our services revenues for the three and six months ended June 30, 2007 and approximately 5% of our services revenues for the three and six months ended June 30, 2006. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins.  Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock and option grants to employees and non-employee directors. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably International Business Machines Corporation, or IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.  We expect SG&A costs as a percentage of revenue to decline for the full year as we continue to increase revenues in 2007.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we anticipate increasing the number of professionals in our 17 North American offices and adding new offices throughout the United States, both organically and through acquisitions. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses helps us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated seven acquisitions since January 1, 2005, including one in February 2007 and another in June 2007.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues. Total revenues increased 40% to $52.6 million for the three months ended June 30, 2007 from $37.5 million for the three months ended June 30, 2006.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	Total Increase Over Prior Year Period	Revenue Attributable to Acquired Companies	Revenue Attributable to Base Business*	% of Increase in Total Revenue Attributable to Base Business	Total Increase Over Prior Year Period
Services Revenues	$45,961	$32,751	$13,210	$10,954	$2,256	17%	$13,210
Software Revenues	3,696	2,587	1,109	327	782	71%	1,109
Reimbursable Expenses	2,938	2,172	766	461	305	40%	766
Total Revenues	$52,595	$37,510	$15,085	$11,742	$3,343	22%	$15,085

*Defined as businesses owned as of January 1, 2006

Services revenues increased 40% to $46.0 million for the three months ended June 30, 2007 from $32.8 million for the three months ended June 30, 2006.  Base business accounted for 17% of the increase in services revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The remaining 83% increase is attributable to revenues generated from the three companies acquired during 2006 and two companies acquired during 2007.

Software revenues increased 43% to $3.7 million for the three months ended June 30, 2007 from $2.6 million for the three months ended June 30, 2006 due mainly to increased customer demand. Base business accounted for 71% of the $1.1 million increase in software revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The remaining 29% increase in software revenues is attributable to acquired companies. Reimbursable expenses increased 35% to $2.9 million for the three months ended June 30, 2007 from $2.2 million for the three months ended June 30, 2006. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 41% to $34.4 million for the three months ended June 30, 2007 from $24.3 million for the three months ended June 30, 2006. Base business accounted for 29% of the $10.1 million increase in cost of revenues for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The remaining increase in cost of revenues is attributable to acquired companies. The increase in cost of revenues from both base business and from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 925 for the three months ended June 30, 2007 from 622 for the three months ended June 30, 2006. Of the total increase of 303 in average number of professionals performing services, 27% is due to base business and 73% is attributable to acquired companies.

Costs associated with software sales increased 55% to $3.3 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006 in connection with increased software revenue. Base business accounted for 79% of the $1.2 million increase in costs associated with software sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The remaining 21% increase in costs associated with software sales is attributable to acquired companies.

Gross Margin. Gross margin increased 38% to $18.2 million for the three months ended June 30, 2007 from $13.2 million for the three months ended June 30, 2006. Gross margin as a percentage of revenues decreased to 34.6% for the three months ended June 30, 2007 from 35.1% for the three months ended June 30, 2006 due to a decrease in software gross margin. Services gross margin, excluding reimbursable expenses, decreased slightly to 38.7% for the three months ended June 30, 2007 from 38.9% for the three months ended June 30, 2006 primarily as a result of a decrease in utilization partially offset by lower bonus costs.  The average utilization rate of our professionals, excluding subcontractors, decreased to 83% for the three months ended June 30, 2007 compared to 87% for the three months ended June 30, 2006. Average billing rates have decreased from $118 for the three months ended June 30, 2006 to $114 for the three months ended June 30, 2007. Software gross margin decreased to 10.4% for the three months ended June 30, 2007 from 17.4% for the three months ended June 30, 2006 primarily as a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 21% to $9.9 million for the three months ended June 30, 2007 from $8.2 million for the three months ended June 30, 2006 due primarily to higher sales related costs, stock compensation expense, and salary expense, partially offset by decreased bonus expense. Sales related costs increased approximately $0.8 million, stock compensation expense increased $0.6 million, and salary expense increased $0.6 million. Bonus expense decreased $1.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of a change in performance relative to the bonus targets included in the 2006 and 2007 plan. Selling, general and administrative expenses as a percentage of revenues decreased to 18.9% for the three months ended June 30, 2007 from 22.0% for the three months ended June 30, 2006 due mainly to the decrease in bonus costs. Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 2.3% for the three months ended June 30, 2007 compared to 1.5% for the three months ended June 30, 2006 due primarily to restricted stock awards granted in the fourth quarter of 2006.

Depreciation. Depreciation expense increased 68% to $0.4 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.7% for the three months ended June 30, 2007 and 2006, respectively.

Intangibles Amortization. Intangibles amortization expense increased 40% to $1.0 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006. The increase in amortization expense reflects the acquisition of intangibles in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Business Combinations, of our condensed consolidated financial statements.

Net Interest Income or Expense. We had interest income of $48,000, net of interest expense, for the three months ended June 30, 2007, compared to interest expense of $133,000, net of income, for the three months ended June 30, 2006. We repaid all outstanding debt in May 2007, and therefore had a lower average debt amount outstanding for the three months ended June 30, 2007 as compared to June 30, 2006. Prior to repayment, our outstanding borrowings on the accounts receivable line of credit had an average interest rate of 8.25% and our outstanding borrowings on the acquisition line of credit had an average interest rate of 7% for the three months ended June 30, 2007.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.3% for the three months ended June 30, 2007 from 42.2% for the three months ended June 30, 2006 due mainly to an increase in our federal and state statutory rates, offset by a decrease in the effect of non-deductible stock compensation resulting from an increase in disqualifying dispositions of incentive stock options.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues. Total revenues increased 53% to $102.6 million for the six months ended June 30, 2007 from $67.2 million for the six months ended June 30, 2006.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the six months ended June 30, 2007	For the six months ended June 30, 2006	Total Increase Over Prior Year Period	Revenue Attributable to Acquired Companies	Revenue Attributable to Base Business*	% of Increase in Total Revenue Attributable to Base Business	Total Increase Over Prior Year Period
Services Revenues	$89,258	$58,358	$30,900	$23,187	$7,713	25%	$30,900
Software Revenues	7,887	5,269	2,618	553	2,065	79%	2,618
Reimbursable Expenses	5,499	3,528	1,971	1,106	865	44%	1,971
Total Revenues	$102,644	$67,155	$35,489	$24,846	$10,643	30%	$35,489

*Defined as businesses owned as of January 1, 2006

Services revenues increased 53% to $89.3 million for the six months ended June 30, 2007 from $58.4 million for the six months ended June 30, 2006.  Base business accounted for 25% of the increase in services revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The remaining 75% increase is attributable to revenues generated from the three companies acquired during 2006 and the two companies acquired during 2007.

Software revenues increased 50% to $7.9 million for the six months ended June 30, 2007 from $5.3 million for the six months ended June 30, 2006 due mainly to a large software sale to a new client in the first quarter and increased customer demand. Base business accounted for 79% of the $2.6 million increase in software revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The remaining 21% increase in software revenues is attributable to acquired companies. Reimbursable expenses increased 56% to $5.5 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 51% to $67.4 million for the six months ended June 30, 2007 from $44.7 million for the six months ended June 30, 2006. Base business accounted for 33% of the $22.7 million increase in cost of revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The remaining increase in cost of revenues is attributable to acquired companies. The increase in cost of revenues from both base business and from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 894 for the six months ended June 30, 2007 from 565 for the six months ended June 30, 2006. Of the total increase of 329 in average number of professionals performing services, 31% is due to base business and 69% is attributable to acquired companies.

Costs associated with software sales increased 54% to $6.8 million for the six months ended June 30, 2007 from $4.4 million for the six months ended June 30, 2006 in connection with increased software revenue. Base business accounted for 81% of the $2.4 million increase in costs associated with software sales for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The remaining 19% increase in costs associated with software sales is attributable to acquired companies.

Gross Margin. Gross margin increased 57% to $35.2 million for the six months ended June 30, 2007 from $22.5 million for the six months ended June 30, 2006. Gross margin, as a percentage of revenues, increased to 34.3% for the six months ended June 30, 2007 from 33.5% for the six months ended June 30, 2006, due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 38.3% for the six months ended June 30, 2007 from 37.1% for the six months ended June 30, 2006 primarily due to improved pricing and utilization and also lower bonus costs as a percent of revenues. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 83% for the six months ended June 30, 2007 compared to 84% for the six months ended June 30, 2006. Average billing rates have decreased from $116 for the six months ended June 30, 2006 to $114 for the six months ended June 30, 2007. Software gross margin decreased to 13.8% for the six months ended June 30, 2007 from 16.0% for the six months ended June 30, 2006 primarily as a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 46% to $20.2 million for the six months ended June 30, 2007 from $13.9 million for the six months ended June 30, 2006 due primarily to higher sales related costs, stock compensation expense, salary expense, and recruiting costs. Sales related costs increased $2.1 million, stock compensation expense increased $1.3 million, salary expense increased $1.3 million, and recruiting costs increased $0.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.7% for the six months ended June 30, 2007 from 20.7% for the six months ended June 30, 2006 due to a slight decrease in bonus expense of $0.4 million. Stock compensation expense, as a percentage of services revenues, excluding reimbursable expenses, increased to 2.5% for the six months ended June 30, 2007 compared to 1.7% for the six months ended June 30, 2006 due primarily to restricted stock awards granted in the fourth quarter of 2006.

Depreciation. Depreciation expense increased 82% to $0.7 million for the six months ended June 30, 2007 from $0.4 million for the six months ended June 30, 2006. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.7% for the six months ended June 30, 2007 and 2006, respectively.

Intangibles Amortization. Intangibles amortization expense increased 63% to $1.8 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Business Combinations, of our condensed consolidated financial statements.

Net Interest Income or Expense. We had interest income of $47,000, net of interest expense, for the six months ended June 30, 2007, compared to interest expense of $215,000, net of income, for the six months ended June 30, 2006.  We repaid all outstanding debt in May 2007, and therefore had a lower average debt amount outstanding for the six months ended June 30, 2007 as compared to June 30, 2006. Prior to repayment, our outstanding borrowings on the accounts receivable line of credit had an average interest rate of 8.25% and our outstanding borrowings on the acquisition line of credit had an average interest rate of 7% for the six months ended June 30, 2007.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased slightly to 42.8% for the six months ended June 30, 2007 from 42.9% for the six months ended June 30, 2006 as a result of an increase in disqualifying dispositions of stock options.

Liquidity and Capital Resources

   In August 2007, certain errors were identified in the previously reported Condensed Consolidated Statement of Cash Flows. Consequently, the Company has restated the presentation of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and the three months ended March 31, 2007, which impacts the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007. This report on Form 10-Q reflects the impact of those restatements on the Condensed Consolidated Statement of Cash Flows for the periods described above.  The discussion of liquidity and capital resources below is based on the restated Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006, which is more fully discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements herein.

      Selected measures of liquidity and capital resources are as follows:

	As of June 30, 2007	As of December 31, 2006
	(in millions)
Cash and cash equivalents	$0.5	$4.5
Working capital	$28.9	$24.9

 Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash provided by operating activities for the six months ended June 30, 2007 was $6.6 million compared to $1.5 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net income of $7.2 million plus non-cash charges of $6.0 million was offset by investments in working capital of $6.5 million. The primary components of operating cash flows for the six months ended June 30, 2006, were net income after adding back non-cash expenses of $8.1 million offset by increases to accounts receivable of $4.6 million and decreases to accrued expenses of $3.1 million. The Company’s days sales outstanding as of June 30, 2007 increased to 73 days from 71 days at June 30, 2006.

 Net Cash Used in Investing Activities

For the six months ended June 30, 2007, we used $13.7 million in cash, net of cash acquired, primarily to acquire e tech solutions, Inc. and Tier1 Innovation, LLC.  In addition, we used approximately $0.9 million during the six months ended June 30, 2007 to purchase equipment and develop certain software. For the six months ended June 30, 2006, we used $8.6 million in cash, net of cash acquired, primarily to acquire Bay Street Solutions, Inc. and Insolexen Corp., $0.7 million to purchase property and equipment, and $0.3 million to repay the promissory notes related to the Javelin acquisition.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2007, our financing activities consisted primarily of $1.3 million of payments on long-term debt. Also, during the period, we received $2.1 million from exercises of stock options and sales of stock through the Company's Employee Stock Purchase Program, and we realized tax benefits related to stock option exercises of $3.0 million during the six month period ended June 30, 2007. For the six months ended June 30, 2006, our financing activities consisted primarily of net draws totaling $10.0 million from our accounts receivable line of credit, payments of $8.0 million on our accounts receivable line of credit, and $0.7 million of payments on long term debt. We received $1.7 million from exercises of stock options, sales of stock through the Company's Employee Stock Purchase Program, and exercises of warrants, and we realized tax benefits related to stock option exercises of $1.6 million during the six month period ended June 30, 2006.

Availability of Funds from Bank Line of Credit Facility

We have a $50 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25 million accounts receivable line of credit and a $25 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate, or 8.25%, as of June 30, 2007. As of June 30, 2007, there was no outstanding balance under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.

   Our $25 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of June 30, 2007, there was no balance outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (8% at June 30, 2007). Draws under this acquisition line may be made through June 29, 2008. We currently have $25 million of available borrowing capacity under this acquisition line of credit.

As of June 30, 2007, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2007. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the six months ended June 30, 2007, $0.4 million of our total revenues were attributable to our Canadian operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian subsidiary and from client receivables denominated in the Canadian dollar.  Our Canadian subsidiary incurs a significant portion of its expenses in Canadian dollars as well, which helps minimize our risk of exchange rate fluctuations. Based on the amount of revenues attributed to Canada during the six months ended June 30, 2007, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $0.5 million and $4.5 million at June 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the restatement and the filing of this Form 10-Q, the Company re-evaluated, as noted above, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The Company considered that the restatement of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.  Based on such evaluation, the Company concluded that, as of the end of such period, the Company’s disclosure controls and procedures as of the end of the period covered by this report were functioning effectively. Management determined that the errors were not the result of a material weakness within internal control over financial reporting.

In concluding that the Company’s disclosure controls and procedures were effective as of June 30, 2007, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, Restatement of Financial Information, to the condensed consolidated financial statements included within this Form 10-Q.

   There were no changes in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, such additional procedures and controls discussed above were implemented in the third quarter to appropriately address the reconciliation and review of the Condensed Consolidated Statement of Cash Flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on June 26, 2007, the following matters were voted on:

1.  Election of five directors to the Board of Directors.

	For	Withheld
John T. McDonald	23,070,101	1,423,275
David S. Lundeen	22,017,161	2,476,215
Max D. Hopper	22,730,586	1,762,790
Kenneth R. Johnsen	23,382,300	1,111,076
Ralph C. Derrickson	22,999,841	1,493,535

2.  To approve the Perficient, Inc. Omnibus Incentive Plan.

For	Against	Abstain
18,375,877	646,646	58,775

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

2.1
Agreement and Plan of Merger, dated as of February 20, 2007, by and among Perficient, Inc., PFT MergeCo III, Inc., e tech solutions, Inc., each of the Principals of e tech solutions, Inc., and Gary Rawding, as Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference

2.2
Asset Purchase Agreement, dated as of June 25, 2007, by and among Perficient, Inc., Tier1 Innovation, LLC, and Mark Johnston and Jay Johnson, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 28, 2007 and incorporated herein by reference.

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

4.5*	Form of Perficient, Inc. Performance Award Letter issued under the Perficient, Inc. Omnibus Incentive Plan
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.