Form 10-Q
period 2007-09-30
PERFICIENT INC
filed 2007-11-08
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.    ☑   Yes ☐     No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of November 5, 2007, there were 30,696,628 shares of Common Stock outstanding.

i

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$345	$4,549
Accounts receivable, net	50,129	38,600
Prepaid expenses	1,072	1,171
Other current assets	4,901	2,799
Total current assets	56,447	47,119
Property and equipment, net	3,013	1,806
Goodwill	103,222	69,170
Intangible assets, net	18,058	11,886
Other non-current assets	1,134	1,019
Total assets	$181,874	$131,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,517	$5,025
Current portion of long-term debt	-	1,201
Other current liabilities	20,126	16,034
Total current liabilities	23,643	22,260
Long-term borrowings, net of current portion	-	137
Deferred income taxes	2,360	1,251
Total liabilities	$26,003	$23,648

Stockholders' equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
28,904,467 shares issued and outstanding as of September 30, 2007;
26,699,974 shares issued and outstanding as of December 31, 2006)	$29	$27
Additional paid-in capital	183,803	147,028
Accumulated other comprehensive loss	(98)	(125)
Accumulated deficit	(27,863)	(39,578)
Total stockholders' equity	155,871	107,352
Total liabilities and stockholders' equity	$181,874	$131,000

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues
Services	$48,387	$40,219	$137,645	$98,577
Software	1,582	1,532	9,469	6,800
Reimbursable expenses	3,115	2,543	8,614	6,071
Total revenues	53,084	44,294	155,728	111,448

Cost of revenues (exclusive of depreciation shown separately below)
Project personnel costs	28,954	24,190	82,659	59,911
Software costs	1,147	1,247	7,944	5,673
Reimbursable expenses	3,115	2,543	8,614	6,071
Other project related expenses	822	460	2,228	1,474
Total cost of revenues	34,038	28,440	101,445	73,129

Gross margin	19,046	15,854	54,283	38,319

Selling, general and administrative	9,829	9,539	30,065	23,414
Depreciation	371	264	1,069	647
Amortization of intangibles	1,277	1,211	3,103	2,335
Income from operations	7,569	4,840	20,046	11,923

Interest income	79	45	191	76
Interest expense	-	(217)	(65)	(463)
Other	1	7	10	72
Income before income taxes	7,649	4,675	20,182	11,608
Provision for income taxes	3,108	1,841	8,467	4,815

Net income	$4,541	$2,834	$11,715	$6,793

Basic net income per share	$0.16	$0.11	$0.42	$0.28

Diluted net income per share	$0.15	$0.10	$0.39	$0.25

Shares used in computing basic net income per share	28,258	25,618	27,644	24,525

Shares used in computing diluted net income per share	30,324	28,056	29,869	27,156

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2007
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$(39,578)	$107,352
E Tech, Tier1, and BoldTech acquisitions	1,112	1	22,898	-	-	22,899
Stock options exercised	1,034	1	3,079	-	-	3,080
Purchases of stock from Employee Stock Purchase Plan	7	-	145	-	-	145
Tax benefit of stock option exercises	-	-	6,154	-	-	6,154
Stock compensation	51	-	4,499	-	-	4,499
Foreign currency translation adjustment	-	-	-	27	-	27
Net income	-	-	-	-	11,715	11,715
Total comprehensive income	-	-	-	-	-	11,742
Balance at September 30, 2007	28,904	$29	$183,803	$(98)	$(27,863)	$155,871

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		(As restated,
		see Note 2)
	(In thousands)
OPERATING ACTIVITIES
Net income	$11,715	$6,793
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	1,069	647
Amortization of intangibles	3,103	2,335
Deferred income taxes	895	(617)
Non-cash stock compensation	4,464	2,227
Non-cash interest expense	-	6

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,071)	(4,993)
Other assets	77	911
Accounts payable	(2,335)	(1,804)
Other liabilities	(6,759)	(837)
Net cash provided by operating activities	10,158	4,668

INVESTING ACTIVITIES
Purchase of property and equipment	(1,332)	(995)
Capitalization of software developed for internal use	(132)	(59)
Purchase of businesses, net of cash acquired	(20,912)	(16,298)
Payments on Javelin notes	-	(250)
Net cash used in investing activities	(22,376)	(17,602)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,900	28,600
Payments on short-term borrowings	(11,900)	(27,400)
Payments on long-term debt	(1,338)	(994)
Tax benefit on stock options	6,154	4,383
Proceeds from exercise of stock options and Employee Stock Purchase Plan	3,225	3,191
Proceeds from exercise of warrants	-	146
Net cash provided by financing activities	8,041	7,926
Effect of exchange rate on cash and cash equivalents	(27)	(23)
Change in cash and cash equivalents	(4,204)	(5,031)
Cash and cash equivalents at beginning of period	4,549	5,096
Cash and cash equivalents at end of period	$345	$65

Supplemental disclosures:
Cash paid for interest	$40	$465
Cash paid for income taxes	$3,450	$3,111

Non cash activities:
Stock issued for purchase of businesses	$22,899	$17,991
Change in goodwill	$(270)	$533

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as amended. Operating results for the three months and nine months ended September 30, 2007 may not be indicative of the results for the full fiscal year ending December 31, 2007.

2. Restatement of Financial Information

In August of 2007, certain errors were identified in the previously reported Condensed Consolidated Statement of Cash Flows. Consequently, the Company has restated the presentation of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. The errors relate to (i) certain cash payments for prior acquisitions of approximately $2.6 million for the nine months ended September 30, 2006 that were shown as cash used in operating activities, rather than investing activities, and (ii) excess tax benefits on stock option exercises of approximately $0.5 million for the nine months ended September 30, 2006, that were shown as cash provided by operating activities, rather than financing activities.  In addition, certain reclassifications were made to cash provided by operating activities in the prior year Condensed Consolidated Statement of Cash Flows to conform to current year presentation.  Such reclassifications generally related to presenting the change in deferred income taxes separately within cash provided by operating activities and appropriately reflecting the change in accounts payable due to acquisitions.  The errors and reclassifications do not change the total amount of cash and cash equivalents for any of the periods, or any previously reported income statement (including earnings per share), balance sheet or statement of stockholders’ equity amounts.

   The effect of the restatement on specific line items in the Condensed Consolidated Statement of Cash Flows is as follows:

	Nine Months Ended September 30, 2006
	As previously reported	As restated
	(In thousands)
Cash flows from operating activities:
Deferred income taxes	$-	$(617)
Tax benefit on stock options	452	-
Other assets	(709)	911
Accounts payable	(1,515)	(1,804)
Other liabilities	(2,744)	(837)
Net cash provided by operating activities	2,499	4,668
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(13,677)	(16,298)
Net cash used in investing activities	(14,981)	(17,602)
Cash flows from financing activities:
Tax benefit on stock options	3,931	4,383
Net cash provided by financing activities	7,474	7,926

3. Summary of Significant Accounting Policies

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (As Amended), Share Based Payment (“SFAS 123R).  The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS 123R the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS 123R.  Refer to Note 4, Stock-Based Compensation, for further discussion.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether the services are essential to the functionality of the software and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company's multiple element arrangements meet these criteria. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the nine months ended September 30, 2007, there were no triggering events that may indicate an impairment of goodwill has occurred.

Other intangible assets include customer relationships, customer backlog, non-compete arrangements and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from three months to eight years. Amortization of customer relationships, customer backlog, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangibles” in the accompanying  Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

4. Stock-Based Compensation

Stock Option Plans

In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company's outstanding voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate vesting in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate vesting in the acquisition even if the options are assumed or that will accelerate if the optionee's service is subsequently terminated.

The Compensation Committee may grant options and issue shares that accelerate vesting in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual's service.

Total share-based compensation cost recognized for the three months ended September 30, 2007 and 2006 was approximately $1.5 million and $0.8 million, respectively, and the associated current and future income tax benefits recognized for the three months ended September 30, 2007 and 2006 were approximately $0.6 million and $0.2 million, respectively.  For the nine months ended September 30, 2007 and 2006, total share-based compensation cost recognized was approximately $4.5 million and $2.2 million, respectively, and the associated current and future income tax benefits recognized were approximately $1.5 million and $0.6 million, respectively.  As of September 30, 2007, there was $16.4 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 3.8 years.

Stock option activity for the nine months ended September 30, 2007 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2007	3,552	$0.02 - 16.94	$4.03
Options granted	9	3.00 - 3.00	3.00
Options exercised	(1,033)	0.02 - 16.94	2.97
Options canceled	(22)	2.28 - 7.48	3.28
Options outstanding at September 30, 2007	2,506	0.02 - 16.94	4.47
Options vested at September 30, 2007	1,801	$0.02 - 16.94	$4.03

Restricted stock activity for the nine months ended September 30, 2007 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2007	1,429	$12.74
Awards granted	28	20.34
Awards vested	(51)	8.37
Awards canceled	(43)	13.07
Restricted stock awards outstanding at September 30, 2007	1,363	$13.05

5. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,541	$2,834	$11,715	$6,793
Basic:
Weighted-average shares of common stock outstanding	28,258	25,618	27,644	24,525
Shares used in computing basic net income per share	28,258	25,618	27,644	24,525

Effect of dilutive securities:
Stock options	1,601	2,183	1,813	2,357
Warrants	7	46	8	96
Restricted stock subject to vesting	458	209	404	178
Shares used in computing diluted net income per share	30,324	28,056	29,869	27,156

Basic net income per share	$0.16	$0.11	$0.42	$0.28

Diluted net income per share	$0.15	$0.10	$0.39	$0.25

6. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):

Operating Leases
2007 remaining	$493
2008	2,112
2009	1,902
2010	1,476
2011	1,095
Thereafter	229
Total minimum lease payments	$7,307

At September 30, 2007, the Company had one letter of credit outstanding for $150,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and reduces the borrowings available under the Company's accounts receivable line of credit.

7. Balance Sheet Components

     The components of accounts receivable are as follows (in thousands):

	September 30, 2007	December 31, 2006
Accounts receivable	$34,160	$29,461
Unbilled revenue	16,615	9,846
Allowance for doubtful accounts	(646)	(707)
Total	$50,129	$38,600

     The components of other current assets are as follows (in thousands):

	September 30, 2007	December 31, 2006
Income tax receivable	$2,408	$2,150
Deferred current tax assets	257	43
Other current assets	2,236	606
Total	$4,901	$2,799

The components of other current liabilities are as follows (in thousands):

	September 30, 2007	December 31, 2006
Accrued bonus	$7,267	$9,851
Accrued expenses related to the BoldTech acquisition	3,921	-
Payroll related costs	2,731	1,258
Accrued subcontractor fees	2,284	1,803
Accrued medical claims expense	1,112	-
Deferred revenue	899	1,318
Other accrued expenses	1,912	1,804
Total	$20,126	$16,034

Property and equipment consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Computer hardware	$5,377	$3,933
Furniture & fixtures	1,182	980
Leasehold improvements	700	275
Software	899	702
Less: Accumulated depreciation	(5,145)	(4,084)
Total	$3,013	$1,806

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

Acquisition of e tech solutions, Inc.

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

Acquisition of Tier1 Innovation, LLC

On June 25, 2007, the Company acquired Tier1 Innovation, LLC (“Tier1”), a national customer relationship management consulting firm, for approximately $15.1 million. The purchase price consists of approximately $7.1 million in cash, transaction costs of approximately $762,500, and 355,633 shares of the Company's common stock valued at approximately $20.69 per share (approximately $7.4 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $144,000 as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation.  Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of Tier1's operations have been included in the Company's consolidated financial statements since June 25, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$0.9
Customer backlog	0.4
Non-compete agreements	0.1
Internally developed software	0.2

Goodwill	11.9

Tangible assets and liabilities acquired:
Accounts receivable	2.3
Property and equipment	0.1
Accrued expenses	(0.8)
Net assets acquired	$15.1

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

Acquisition of BoldTech Systems, Inc.

On September 20, 2007, the Company acquired BoldTech Systems, Inc. (“BoldTech”), an information technology consulting firm, for approximately $20.9 million. The purchase price consists of approximately $10.0 million in cash, transaction costs of approximately $1.0 million, and 449,683 shares of the Company's common stock valued at approximately $23.69 per share (approximately $10.6 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $723,000 as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation.  Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of BoldTech's operations have been included in the Company's consolidated financial statements since September 20, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.8
Customer backlog	0.1
Non-compete agreements	0.1

Goodwill	13.0

Tangible assets and liabilities acquired:
Cash	4.3
Accounts receivable	5.2
Property and equipment	0.7
Other assets	2.4
Accrued expenses	(8.7)
Net assets acquired	$20.9

The Company estimates that the intangible assets acquired have useful lives of three months to four years.

Pro Forma Results of Operations

The following presents the unaudited pro forma combined results of operations of the Company with the inclusion Bay Street, Insolexen, EGG, E Tech, Tier1, and BoldTech for the entire three months and nine months ended September 30, 2007 and 2006, after giving effect to certain pro forma adjustments related to the amortization of acquired intangible assets. These unaudited pro forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2007 and January 1, 2006 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$58,863	$55,865	$181,692	$162,602

Net income	$4,745	$2,956	$13,468	$7,384

Basic net income per share	$0.17	$0.11	$0.47	$0.28

Diluted net income per share	$0.15	$0.10	$0.44	$0.25

9. Goodwill and Intangible Assets

     Goodwill
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

Balance at December 31, 2006	$69,170
BoldTech Acquisition	13,036
Tier1 Acquisition	11,883
E Tech Acquisition	9,518
Adjustments to preliminary purchase price allocations	(385)
Balance at September 30, 2007	$103,222

     Intangible Assets with Definite Lives
     Following is a summary of Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$20,010	$(4,312)	$15,698	$12,860	$(2,808)	$10,052
Non-compete agreements	2,599	(1,413)	1,186	2,393	(1,094)	1,299
Customer backlog	980	(554)	426	-	-	-
Internally developed software	1,124	(376)	748	755	(220)	535
Total	$24,713	$(6,655)	$18,058	$16,008	$(4,122)	$11,886

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Customer backlog	3 months to 10 months
Internally developed software	3 - 5 years

10. Line of Credit and Long-Term Debt

In June 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and Key Bank National Association. The amended agreement increased the total size of the Company's senior bank credit facilities from $28.5 million to $50 million by increasing the accounts receivable line of credit from $15 million to $25 million and increasing the acquisition term line of credit from $13.5 million to $25 million.

The accounts receivable line of credit, which expires in October 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (7.75% on September 30, 2007). As of September 30, 2007, there were no amounts outstanding under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.

The Company's $25 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of September 30, 2007, there were no amounts outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.2% on September 30, 2007). Draws under this acquisition line may be made through June 29, 2008.  The Company currently has $25 million of available borrowing capacity under this acquisition line of credit.

The Company is required to comply with various financial covenants under the $50 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on the accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of September 30, 2007, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all of the assets of the Company.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of the Company's U.S. income tax returns for 2002, 2003 and 2004. The IRS proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in its provision for income tax. The Company had no amounts accrued for the payment of interest or penalties at January 1, 2007 or September 30, 2007.

The Company's effective tax rate was 40.6% and 41.9% for the three and nine months ended September 30, 2007 compared to 39.4% and 41.5% for the three and nine months ended September 30, 2006. The difference between the Company's federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible stock compensation partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.3 million, for which a valuation allowance of $1.8 million is recorded. Additionally, the Company has deferred tax assets of $2.8 million related to stock compensation, reserves and accruals. At September 30, 2007, deferred tax assets net of the valuation allowance total $3.3 million and are offset by deferred tax liabilities of $5.4 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions.  Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Internal Revenue Code.

12.  Recent Accounting Pronouncements

   In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 159 and does not expect that the pronouncement will have a material impact on its consolidated financial statements.

   In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007.  The Company is currently evaluating the effect, if any, of SFAS 157 and does not expect that the pronouncement will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and discussed in Note 11, Income Taxes.

   In June 2006, the EITF ratified EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).  A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007.  There was no effect of the adoption on the condensed consolidated financial statements as of September 30, 2007. The Company presents revenues net of taxes as disclosed in Note 3, Summary of Significant Accounting Policies.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. The majority of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9% and 13% of our services revenues for the three and nine months ended September 30, 2007, respectively, compared to approximately 10% and 4% of our services revenues for the three and nine months ended September 30, 2006, respectively. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

If we enter into contracts for the sale of services and software, Company management evaluates whether the services are essential to the functionality of the software and whether the Company has objective fair value evidence for each deliverable in the transaction. If management concludes the services to be provided are not essential to the functionality of the software and can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria.

Cost of Revenues

   Cost of revenues consists primarily of compensation and benefits associated with our technology professionals and subcontractors.  Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation or amortization of assets used in the production of revenues.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins.  Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no significant fluctuations in the demand for information technology software and services. Gross margin percentages of third party software sales are typically lower than gross margin percentages for services and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, bonuses, non-cash compensation related to equity awards, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably International Business Machines Corporation, or IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.  We expect SG&A costs as a percentage of revenue to decline for the full year of 2007 compared to 2006 as we continue to increase revenues.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients, leveraging our operations to expand and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth.  As demand for our services grows, we anticipate increasing the number of professionals in our 18 North American offices and adding new offices throughout the United States, both organically and through acquisitions.  We recently added a Software Engineering Institute (SEI) CMMI Level 4 certified global development center in Hangzhou, China in connection with our acquisition of BoldTech Systems, Inc.  We also have an agreement with a third party offshore facility in Eastern Europe that is operated for our benefit.  We believe that these offshore capabilities, combined with the leadership of our United States based consulting staff, enable us to field an agile, cost effective and world-class business and technology consulting team to serve our clients.  In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses helps us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated eight acquisitions since January 1, 2005, including three in 2007.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues. Total revenues increased 19.8% to $53.1 million for the three months ended September 30, 2007 from $44.3 million for the three months ended September 30, 2006.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	Total Increase Over Prior Year Period	Revenue Attributable to Acquired Companies	Revenue Attributable to Base Business*	% of Increase/ (Decrease) in Total Revenue Attributable to Base Business	Total Increase Over Prior Year Period
Services Revenues	$48,387	$40,219	$8,168	$8,103	$65	1%	$8,168
Software Revenues	1,582	1,532	50	257	(207)	(414)%	50
Reimbursable Expenses	3,115	2,543	572	552	20	4%	572
Total Revenues	$53,084	$44,294	$8,790	$8,912	$(122)	(1)%	$8,790

*Defined as businesses owned as of January 1, 2006

Services revenues increased 20.3% to $48.4 million for the three months ended September 30, 2007 from $40.2 million for the three months ended September 30, 2006.  Base business accounted for 1% of the increase in services revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The remaining 99% of the increase is attributable to revenues generated from the three companies acquired during 2007.

Software revenues increased 3.3% to $1.6 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006 due mainly to increased customer demand and acquisitions.  Software revenues attributable to our base business decreased $207,000 while software revenues attributable to acquired companies increased $257,000, resulting in a net increase of $50,000.  Reimbursable expenses increased 22.5% to $3.1 million for the three months ended September 30, 2007 from $2.5 million for the three months ended September 30, 2006. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 19.7% to $34.0 million for the three months ended September 30, 2007 from $28.4 million for the three months ended September 30, 2006. Base business accounted for 9% of the $5.6 million increase in cost of revenues for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  The remaining increase in cost of revenues is attributable to acquired companies and an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 973 for the three months ended September 30, 2007 from 820 for the three months ended September 30, 2006.

Costs associated with software sales decreased 8.0% to $1.1 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006 due to an increase in sales of our higher margin internally developed software.  Costs associated with software sales attributable to our base business decreased $319,000, while costs associated with software sales attributable to acquired companies increased $218,000, resulting in a net decrease of $101,000.

Gross Margin. Gross margin increased 20.1% to $19.1 million for the three months ended September 30, 2007 from $15.9 million for the three months ended September 30, 2006. Gross margin as a percentage of revenues increased slightly to 35.9% for the three months ended September 30, 2007 from 35.8% for the three months ended September 30, 2006 due to an increase in software gross margin offset by a slight decrease in margin from services. Services gross margin, excluding reimbursable expenses, decreased minimally to 38.5% for the three months ended September 30, 2007 from 38.7% for the three months ended September 30, 2006.  The average utilization rate of our professionals, excluding subcontractors, decreased to 82% for the three months ended September 30, 2007 compared to 84% for the three months ended September 30, 2006. Average billing rates were $115 for the three months ended September 30, 2006 and for the three months ended September 30, 2007. Software gross margin increased to 27.5% for the three months ended September 30, 2007 from 18.6% for the three months ended September 30, 2006, primarily due to an increase in sales of our higher margin internally developed software.

Selling, General and Administrative. Selling, general and administrative expenses increased 3.0% to $9.8 million for the three months ended September 30, 2007 from $9.5 million for the three months ended September 30, 2006 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative expense	(in millions)
Stock compensation expense	$0.6
Sales related costs	0.4
Salary expense	0.2
Technology related costs	0.1
Office related costs	0.1
Bonus expense	(1.2)
Net increase	$0.3

   Selling, general and administrative expenses as a percentage of revenues decreased to 18.5% for the three months ended September 30, 2007 from 21.5% for the three months ended September 30, 2006 due mainly to the decrease in bonus costs.  Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 1.2% for the three months ended September 30, 2007 compared to 4.0% for the three months ended September 30, 2006 due to increasingly challenging growth and profitability targets in 2007.  Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 2.3% for the three months ended September 30, 2007 compared to 1.3% for the three months ended September 30, 2006 due primarily to restricted stock awards granted in the fourth quarter of 2006.

Depreciation. Depreciation expense increased 40.5% to $0.4 million for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006. The increase in depreciation expense is due to the addition of software, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.7% for the three months ended September 30, 2007 and 2006, respectively.

Intangibles Amortization. Intangibles amortization expense increased 5.5% to $1.3 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006. The increase in amortization expense reflects the acquisition of intangibles in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Business Combinations, of our unaudited condensed consolidated financial statements.

Net Interest Income or Expense. We had interest income of $79,000, net of interest expense, for the three months ended September 30, 2007, compared to interest expense of $172,000, net of interest income, for the three months ended September 30, 2006. We repaid all outstanding debt in May 2007 and incurred no debt or interest expense in the third quarter.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 40.6% for the three months ended September 30, 2007 from 39.4% for the three months ended September 30, 2006 due mainly to an increase in our federal statutory rate and non-deductible stock compensation.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues. Total revenues increased 39.7% to $155.7 million for the nine months ended September 30, 2007 from $111.4 million for the nine months ended September 30, 2006.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	Total Increase Over Prior Year Period	Revenue Attributable to Acquired Companies	Revenue Attributable to Base Business*	% of Increase in Total Revenue Attributable to Base Business	Total Increase Over Prior Year Period
Services Revenues	$137,645	$98,577	$39,068	$31,290	$7,778	20%	$39,068
Software Revenues	9,469	6,800	2,669	810	1,859	70%	2,669
Reimbursable Expenses	8,614	6,071	2,543	1,658	885	35%	2,543
Total Revenues	$155,728	$111,448	$44,280	$33,758	$10,522	24%	$44,280

*Defined as businesses owned as of January 1, 2006

Services revenues increased 39.6% to $137.6 million for the nine months ended September 30, 2007 from $98.6 million for the nine months ended September 30, 2006.  Base business accounted for 20% of the increase in services revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The remaining 80% of the increase is attributable to revenues generated from the companies acquired during 2006 and 2007.

Software revenues increased 39.3% to $9.5 million for the nine months ended September 30, 2007 from $6.8 million for the nine months ended September 30, 2006 due mainly to a large software sale to a new client in the first quarter and increased customer demand. Base business accounted for 70% of the $2.7 million increase in software revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The remaining 30% of the increase in software revenues is attributable to acquired companies. Reimbursable expenses increased 41.9% to $8.6 million for the nine months ended September 30, 2007 from $6.1 million for the nine months ended September 30, 2006. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 38.7% to $101.4 million for the nine months ended September 30, 2007 from $73.1 million for the nine months ended September 30, 2006. Base business accounted for 28% of the $28.3 million increase in cost of revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The remaining increase in cost of revenues is attributable to acquired companies. The increase in cost of revenues from both base business and from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 920 for the nine months ended September 30, 2007 from 650 for the nine months ended September 30, 2006.

Costs associated with software sales increased 40.0% to $7.9 million for the nine months ended September 30, 2007 from $5.7 million for the nine months ended September 30, 2006 in connection with increased software revenue. Base business accounted for 70% of the $2.2 million increase in costs associated with software sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The remaining 30% increase in costs associated with software sales is attributable to acquired companies.

Gross Margin. Gross margin increased 41.7% to $54.3 million for the nine months ended September 30, 2007 from $38.3 million for the nine months ended September 30, 2006. Gross margin, as a percentage of revenues, increased to 34.9% for the nine months ended September 30, 2007 from 34.4% for the nine months ended September 30, 2006, due to an increase in services gross margin offset by a decrease in margin from software sales. Services gross margin, excluding reimbursable expenses, increased to 38.3% for the nine months ended September 30, 2007 from 37.7% for the nine months ended September 30, 2006 primarily due to lower bonus costs as a percentage of services revenue due to increasingly challenging growth and profitability targets in 2007. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 82% for the nine months ended September 30, 2007 compared to 84% for the nine months ended September 30, 2006. Average billing rates have decreased from $116 for the nine months ended September 30, 2006 to $115 for the nine months ended September 30, 2007. Software gross margin decreased to 16.1% for the nine months ended September 30, 2007 from 16.6% for the nine months ended September 30, 2006, primarily a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 28.4% to $30.1 million for the nine months ended September 30, 2007 from $23.4 million for the nine months ended September 30, 2006 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative expense	(in millions)
Sales related costs	$2.6
Stock compensation expense	1.9
Salary expense	1.5
Office related costs	1.0
Marketing related costs	0.6
Technology related costs	0.4
Bad debt expense	0.2
Bonus expense	(1.6)
Net increase	$6.7

Selling, general and administrative expenses as a percentage of revenues decreased to 19.3% for the nine months ended September 30, 2007 from 21.0% for the nine months ended September 30, 2006 due mainly to a decrease in bonus costs.  Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 1.6% for the nine months ended September 30, 2007 compared to 3.7% for the nine months ended September 30, 2006 due to increasingly challenging growth and profitability targets in 2007.  Stock compensation expense, as a percentage of services revenues, excluding reimbursable expenses, increased to 2.5% for the nine months ended September 30, 2007 compared to 1.5% for the nine months ended September 30, 2006 due primarily to restricted stock awards granted in the fourth quarter of 2006.

   Depreciation. Depreciation expense increased 65.2% to $1.1 million for the nine months ended September 30, 2007 from $0.6 million for the nine months ended September 30, 2006. The increase in depreciation expense is due to the addition of software, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.7% for the nine months ended September 30, 2007 and 2006, respectively.

Intangibles Amortization. Intangibles amortization expense increased 32.9% to $3.1 million for the nine months ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Business Combinations.

Net Interest Income or Expense. We had interest income of $126,000, net of interest expense, for the nine months ended September 30, 2007, compared to interest expense of $387,000, net of interest income, for the nine months ended September 30, 2006.  We repaid all outstanding debt in May 2007, and therefore had a lower average debt amount outstanding for the nine months ended September 30, 2007 as compared to September 30, 2006.

Provision for Income Taxes. We provided for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased slightly to 41.9% for the nine months ended September 30, 2007 from 41.5% for the nine months ended September 30, 2006 due mainly to an increase in our federal statutory rate and non-deductible stock compensation.

Liquidity and Capital Resources

   In August 2007, certain errors were identified in the previously reported Condensed Consolidated Statements of Cash Flows. Consequently, the Company has restated the presentation of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. This report on Form 10-Q reflects the impact of this restatement of the Condensed Consolidated Statement of Cash Flows for the period described above.  The discussion of liquidity and capital resources below is based on the restated Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, which are more fully discussed in Note 2, Restatement of Financial Information.

     Selected measures of liquidity and capital resources are as follows:

	As of September 30, 2007	As of December 31, 2006
	(in millions)
Cash and cash equivalents	$0.3	$4.5
Working capital	$32.8	$24.9
Amounts available under credit facilities	$49.8	$49.6

Net Cash Provided By Operating Activities.

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months.  Net cash provided by operating activities for the nine months ended September 30, 2007 was $10.2 million compared to $4.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net income of $11.7 million plus non-cash charges of $9.6 million was offset by investments in working capital of $11.1 million.  The primary components of operating cash flows for the nine months ended September 30, 2006, were net income after adding back non-cash expenses of $11.4 million offset by investments in working capital of $6.7 million.  The Company's days sales outstanding as of September 30, 2007 decreased to 76 days from 77 days at September 30, 2006.

 Net Cash Used in Investing Activities

For the nine months ended September 30, 2007, we used $20.9 million in cash, net of cash acquired, primarily to acquire e tech solutions, Inc., Tier1 Innovation, LLC, and BoldTech Systems, Inc.  In addition, we used approximately $1.5 million during the nine months ended September 30, 2007 to purchase equipment and develop certain software.  For the nine months ended September 30, 2006, we used $16.3 million in cash, net of cash acquired, primarily to acquire Bay Street Solutions, Inc., Insolexen Corp., and the Energy, Government and General Business (“EGG”) division of Digital Consulting & Software Services, Inc., $1.1 million to purchase property and equipment and develop certain software, and $250,000 to repay the promissory notes related to our acquisition of Javelin Solutions, Inc. in April 2002.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2007, our financing activities consisted of $1.3 million of payments on long-term debt. Also, we received proceeds of $3.2 million from exercises of stock options and sales of stock through the Company's Employee Stock Purchase Program and we realized tax benefits related to stock option exercises of $6.2 million during the nine month period ended September 30, 2007. For the nine months ended September 30, 2006, our financing activities consisted of net draws totaling $1.2 million from our accounts receivable line of credit and $1.0 million of payments on long term debt. We received $3.3 million from exercises of stock options, sales of stock through the Company's Employee Stock Purchase Program, and exercises of warrants, and we realized tax benefits related to stock option exercises of $4.4 million during the nine month period ended September 30, 2006.

Availability of Funds from Bank Line of Credit Facility

We have a $50 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25 million accounts receivable line of credit and a $25 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate (7.75% on September 30, 2007). As of September 30, 2007, there was no outstanding balance under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.

   Our $25 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of September 30, 2007, there was no balance outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (7.2% on September 30, 2007). Draws under this acquisition line may be made through June 29, 2008. We currently have $25 million of available borrowing capacity under this acquisition line of credit.

As of September 30, 2007, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first nine months of 2007. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Shelf Registration Statement

We have filed a shelf registration statement with the Securities and Exchange Commission to allow for offers and sales of our common stock from time to time. Approximately 5 million shares of common stock may be sold under this registration statement if we choose to do so.

Critical Accounting Policies

Our accounting policies are fully described in Note 3 to our Condensed Consolidated Financial Statements. The following describes the general application of accounting principles that impact our unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the nine months ended September 30, 2007, $687,000 of our total revenues was attributable to our Canadian operations and $46,000 of our total revenues was attributable to our Chinese operations.  Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian and Chinese subsidiary and from client receivables denominated in the Canadian Dollar.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to Canada and China during the nine months ended September 30, 2007, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $0.3 million and $4.5 million at September 30, 2007 and December 31, 2006, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

   Prior to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, the Company determined that its Consolidated Statements of Cash Flows included in its Annual Report on Form 10-K for the year ended December 31, 2006 and Unaudited Condensed Consolidated Statements of Cash Flows included in its Quarterly Report on Form 10-Q for the period ended March 31, 2007 should be restated.  The restatement resulted from an error regarding certain previously reported payments associated with acquisitions that were incorrectly included as a component of cash flows provided by operating activities in the Company's Consolidated Statements of Cash Flows.  These errors resulted from a significant deficiency in the procedures and controls to reconcile and review the impact of acquisitions on the Consolidated Statements of Cash Flows. The controls in place regarding reconciliation and review of cash flows related to acquisition activity represent a very narrow subset of the Company's financial disclosure controls and an even narrower element of the Company's overall financial control structure.  The Company does not believe that this restatement resulted from a breakdown in its general controls; rather this was an isolated error for specific types of acquisition payments.

   In connection with implementing the Company’s remediation plan to address this internal control deficiency, the Company has instituted enhanced controls and procedures to ensure the proper reconciliation and review of the impact of certain acquisition payments on the Consolidated Statements of Cash Flows.  The Company plans to continue to enhance its controls in the area and monitor the effectiveness of these controls.

   Except as described above, there have been no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule13a-15(f) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there has been a material change from the risk factors previously disclosed as “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and the additional risk factor has been included below.

International operations subject us to additional political and economic risks that could have an adverse impact on our business.

   In connection with our acquisition of BoldTech Systems, Inc., we acquired a development center in Hangzhou, China.  We also have an agreement with a third party offshore facility in Eastern Europe that is operated for our benefit.  Because of our limited experience with facilities outside of the United States, we are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

       Furthermore, there are risks inherent in expanding into non-U.S. regions, including, but not limited to:

•      political and economic instability;

•      global health conditions and potential natural disasters;

•      unexpected changes in regulatory requirements;

•      international currency controls and exchange rate fluctuations;

•      reduced protection for intellectual property rights in some countries; and

•      additional vulnerability from terrorist groups targeting American interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 8, 2007	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer(Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer(Principal Financial Officer)

Date: November 8, 2007	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration(Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of February 20, 2007, by and among Perficient, Inc., PFT MergeCo III, Inc., e tech solutions, Inc., each of the Principals of e tech solutions, Inc., and Gary Rawding, as Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference

2.2
Asset Purchase Agreement, dated as of June 25, 2007, by and among Perficient, Inc., Tier1 Innovation, LLC, and Mark Johnston and Jay Johnson, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 28, 2007 and incorporated herein by reference

2.3
Agreement and Plan of Merger, dated as of September 20, 2007, by and among Perficient, Inc., PFT MergeCo IV, Inc., BoldTech Systems, Inc., a Colorado corporation, BoldTech Systems, Inc., a Delaware corporation, each of the Principals (as defined therein) and the Representative (as defined therein), previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 21, 2007 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.5
Form of Perficient, Inc. Performance Award Letter issued under the Perficient, Inc. Omnibus Incentive Plan as on Exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.