Form 10-K
period 2007-12-31
PERFICIENT INC
filed 2008-03-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of principal executive offices)

(512) 531-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $568.0 million on June 30, 2007 based on the last reported sale price of the Company's common stock on The NASDAQ Stock Market LLC on June 30, 2007.

As of February 27, 2008, there were 31,908,566 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2008, are incorporated by reference in Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver business-driven technology solutions using third party software products developed by our partners. Our solutions include custom applications, portals and collaboration, eCommerce, online customer management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations and service oriented architectures. Our solutions enable clients to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering business-driven technology solutions for a large number of Global 2000 clients, we have acquired significant domain expertise that we believe differentiates our firm. We use expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing business-driven technology solutions.

We are expanding through a combination of organic growth and acquisitions. We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that, if acquired, can be strategically beneficial and accretive to earnings over time. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Since April 2004, we have acquired and integrated 12 information technology consulting firms, four of which were acquired in 2007. We believe that we can achieve significantly faster growth in revenues and profitability through a combination of organic growth and acquisitions than we could through organic growth alone.

We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from our network of 18 offices throughout North America. In addition, we have over 500 colleagues who are part of “national” business units, who travel extensively to serve clients throughout North America and Europe. Our future growth plan includes expanding our business with a primary focus on the United States, both through expansion of our national travel practices and through opening new offices, both organically and through acquisitions. In 2007, 2006 and 2005, 99% of our revenues were derived from clients in the United States while 1% of our revenues were derived from clients in Canada and Europe. Over 98% of our total assets were located in the United States in 2007 with the remainder located in Canada, China, and India. During 2006, over 99% of our total assets were located in the United States with the remainder located in Canada.

We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2007, an average of 78% of revenues was derived from clients who continued to utilize our services from the prior year, excluding from the calculation for any single period revenues from acquisitions completed in that year. We have also built meaningful partnerships with software providers, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase success rates through leveraging our partners' marketing efforts and endorsements.

 Industry Background

A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

United States Economic Recovery. The years 2001 and 2002 saw a protracted downturn in information technology spending as a result of an economic recession in the United States and the collapse of the Internet “bubble.” The information technology consulting industry began to experience a recovery in the second half of 2003, which continued through the first half of 2007.  As we enter 2008, it appears that the United States economy is beginning to experience a slowdown in growth.  It is clear that the slowdown will have an effect on the information technology consulting industry in general and on demand for our services in particular, but the amount of that impact is uncertain. According to the most recent forecast from independent market research firm Forrester Research, total information technology services spending in North America is expected to rise 5.2% in 2008.

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

Competitive Strengths

We believe our competitive strengths include:

▪
Domain Expertise. We have acquired significant domain expertise in a core set of business-driven technology solutions and software platforms. These solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology solutions, technology platform implementations and service oriented architectures and enterprise service bus. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere, TIBCO BusinessWorks, Microsoft.NET, Oracle-Seibel, BEA (acquired by Oracle), Cognos (acquired by IBM) and Documentum, among others.

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

▪
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. Over the past three years ending December 31, 2007, an average of 78% of revenues was derived from clients who continued to utilize our services from the prior year, excluding from the calculation for any revenues from acquisitions completed in that year.

▪
Vendor Partnerships and Endorsements. We have built meaningful partnerships with software providers, including IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner, a Microsoft Gold Certified Partner, a Certified Oracle Partner, and an EMC Documentum Select Services Team Partner.  Our partners have recognized our partnership with several awards.  Most recently, the Company was honored with IBM’s Information Management 2007 Most Distinguished Partner (North America) Award and IBM’s Lotus 2008 Most Distinguished Partner (North America) Award.

▪
Geographic Focus. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our clients from our network of 18 offices throughout North America. In addition, we have over 500 colleagues who are part of “national” business units, who travel extensively to serve clients primarily in the United States. Our future growth plan includes expanding our business throughout the United States through expansion of our national travel practices, both organically and through acquisition. We believe our network provides a competitive platform from which to expand nationally.

▪
Offshore Capability. We own a CMMI Level 4 certified global development center in Hangzhou, China that was acquired in September 2007. This facility is staffed with Perficient colleagues who provide offshore custom application development, quality assurance and testing services. Additionally, we have a relationship with an offshore development facility in Bitola, Macedonia. Through this facility we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. In addition to our offshore capabilities, we employ a substantial number of foreign nationals in the United States on H1-B visas.  Also in 2007, we acquired a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.

 Our Solutions

We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our business-driven technology solutions enable these benefits by developing, integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure that enables clients to:

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

Our business-driven technology solutions include the following:

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

▪
Customer relationship management (CRM). We design, develop and implement advanced CRM solutions that facilitate customer acquisition, service and support, sales, and marketing by understanding our customers' needs through interviews, facilitated requirements gathering sessions and call center analysis, developing an iterative, prototype driven solution and integrating the solution to legacy processes and applications.

▪
Enterprise content management (ECM). We design, develop and implement ECM solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning (ERP), customer relationship management or legacy applications. Perficient's ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration and Enterprise Search.

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

 In addition to our business-driven technology solution services, we offer education and mentoring services to our clients. We operate an IBM-certified advanced training facility in Chicago, Illinois, where we provide our clients both customized and established curriculum of courses and other education services in areas including object-oriented analysis and design immersion, J2EE, user experience, and an IBM Course Suite with over 20 distinct courses covering the IBM WebSphere product suite. We also leverage our education practice and training facility to provide continuing education and professional development opportunities for our colleagues.

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

Our Strategy

Our goal is to be the premier technology management consulting firm primarily focused on the United States. To achieve our goal, our strategy is:

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

▪
Continue Making Disciplined Acquisitions. The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired and be immediately accretive to our financial results. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients. Since April 2004, we have acquired and integrated 12 information technology consulting firms, four of which were acquired in 2007. We continue to actively look for attractive acquisitions that leverage our core expertise and look to expand our capabilities and geographic presence.

▪
Expand Geographic Base. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from our network of 18 offices throughout North America. In addition, we have over 500 colleagues who are part of “national” business units, who travel extensively to serve clients primarily in the United States. Our future growth plan includes expanding our business throughout the United States through expansion of our national travel practices, both organically and through acquisition. We believe our network provides a competitive platform from which to expand nationally.

▪
Enhance Brand Visibility. Our focus on a core set of business-driven technology solutions, applications and software platforms and a targeted customer and geographic market has given us significant market visibility. In addition, we believe we have achieved critical mass in size, which has significantly enhanced our visibility among prospective clients, employees and software vendors. As we continue to grow our business, we intend to highlight to customers and prospective customers our thought leadership in business-driven technology solutions and infrastructure software technology platforms.

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

▪
Use Offshore Services When Appropriate. Our solutions and services are primarily delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise, which we can use lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We own a CMMI Level 4 certified global development center in Hangzhou, China that is staffed with Perficient colleagues who provide offshore custom application development, quality assurance and testing services and we maintain an arrangement with an offshore development and delivery firm in Macedonia. In addition to our offshore capabilities, we employ a substantial number of H1-B foreign nationals in the United States.  In 2007, we acquired a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.

Sales and Marketing

As of December 31, 2007, we had a 49 person direct solutions-oriented sales force. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client's needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-on engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients' business partners.  More than 90% of our sales are executed by our direct sales force.

Our target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We pursue only solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $3 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutiques.

We have sales and marketing partnerships with software vendors including IBM Corporation, TIBCO Software, Inc., Microsoft Corporation, ECM Documentum, Oracle-Siebel, BEA, and webMethods, Inc. These companies are key vendors of open standards based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. In particular, the IBM software sales channel provides us with significant sales lead flow and joint selling opportunities.

As we continue to grow our business, we intend to highlight our thought leadership in solutions and infrastructure software technology platforms. Our efforts will include technology white papers, by-lined articles by our colleagues in technology and trade publications, media and industry analyst events, sponsorship of and participation in targeted industry conferences and trade shows.

Clients

During the year ended December 31, 2007, we provided services to more than 470 customers. No one customer provided more than 10% of our total revenues in 2007, 2006 or 2005.

Competition

The market for the information technology consulting services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

▪	small local consulting firms that operate in no more than one or two geographic regions;

▪	regional consulting firms such as Brulant, MSI Systems Integrators and Prolifics;

▪	national consulting firms, such as Answerthink, Inc., Accenture, BearingPoint, Inc., Ciber, Inc., Electronic Data Systems Corporation and Sapient Corporation;

▪	in-house professional services organizations of software companies; and

▪	to a limited extent, offshore providers such as Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Satyam Computer Services Limited and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, quality of proposed solutions, service quality and performance, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to continue.

Some of our competitors have longer operating histories, larger client bases and greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be better able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2007, we had 1,427 employees, 1,260 of which were billable professionals, including 185 subcontractors, and 167 of which were involved in sales, general administration and marketing. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

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

Retention. We believe that our rapid growth, focus on a core set of business-driven technology solutions, applications and software platforms and our commitment to career development through continued training and advancement opportunities make us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our professionals with assessing their skills and developing a detailed action plan for guiding their career development. For the year ended December 31, 2007, our voluntary attrition rate was approximately 19%.

Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We utilize our education practice and IBM-certified advanced training facility in Chicago, Illinois to provide continuing education and professional development opportunities for our colleagues. Additionally, most newly-hired Perficient colleagues attend Perficient 101, an orientation training course held frequently at our operational headquarters location in St. Louis where they learn general company procedures and protocols and benefit from a role-based curriculum.

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

Professional Services Automation Technology. We maintain a Professional Services application as the enabling technology for many of our business processes, including knowledge management. We possess and continue to aggregate significant knowledge including marketing collateral, solution proposals, work product and client deliverables. Primavera's technology allows us to store this knowledge in a logical manner and provides full-text search capability allowing our colleagues to deliver solutions more efficiently and competitively.

General Information

Our stock is traded on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, under the symbol “PRFT.” Our website can be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission. The information contained or incorporated in our website is not part of this document.

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

Risks Related to Our Business

Prolonged economic weakness, particularly in the middleware, software and services market, could adversely affect our business, financial condition and results of operations.

Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the U.S. and globally.  During periods of economic downturns, our clients may decrease their demand for information technology services.  Our business is particularly influenced by the market for middleware, software and services which has changed rapidly and experienced volatility over the last eight years. The market for middleware and software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for software and services began to stabilize and improve from 2003 through the first half of 2007. As we enter 2008, it appears that the United States economy is beginning to experience a slowdown in growth.  It is clear that the slowdown will have an effect on the information technology consulting industry in general and on demand for our services in particular, but the amount of that impact is uncertain. Our future growth is dependent upon the demand for software and services, and, in particular, the information technology consulting services we provide. Demand and market acceptance for services are subject to a high level of uncertainty. Prolonged weakness in the middleware, software and services industry has caused in the past, and may cause in the future, business enterprises to delay or cancel information technology projects, reduce their overall information technology budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our clients cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

Pursuing and completing potential acquisitions could divert management's attention and financial resources and may not produce the desired business results.

If we pursue any acquisition, our management could spend a significant amount of time and financial resources to pursue and integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity may be reduced and the interest on any debt financing could adversely affect our results of operations. From an accounting perspective, an acquisition that does not perform as well as originally anticipated may involve amortization or the write-off of significant amounts of intangible assets that could adversely affect our results of operations.

Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings or business synergies for a variety of reasons, including:

▪	difficulties in the integration of services and personnel of the acquired business;

▪	the failure of management and acquired services personnel to perform as expected;

▪	the risks of entering markets in which we have no, or limited, prior experience, including offshore operations in countries in which we have no prior experience;

▪	the failure to identify or adequately assess any undisclosed or potential liabilities or problems of the acquired business including legal liabilities;

▪	the failure of the acquired business to achieve the forecasts we used to determine the purchase price; or

▪	the potential loss of key personnel of the acquired business.

These difficulties could disrupt our ongoing business, distract our management and colleagues, increase our expenses and materially and adversely affect our results of operations.

If we do not effectively manage our growth, our results of operations and cash flows could be adversely affected.

Our ability to operate profitably with positive cash flows depends partially on how effectively we manage our growth. In order to create the additional capacity necessary to accommodate the demand for our services, we may need to implement new or upgraded operational and financial systems, procedures and controls, open new offices and hire additional colleagues. Implementation of these new or upgraded systems, procedures and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices (including international locations) or the hiring of additional colleagues may result in idle or underutilized capacity. We continually assess the expected capacity and utilization of our offices and professionals. We may not be able to achieve or maintain optimal utilization of our offices and professionals. If demand for our services does not meet our expectations, our revenues and cash flows may not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.

We may not be able to attract and retain information technology consulting professionals, which could affect our ability to compete effectively.

Our business is labor intensive. Accordingly, our success depends in large part upon our ability to attract, train, retain, motivate, manage and effectively utilize highly skilled information technology consulting professionals. There is often considerable competition for qualified personnel in the information technology services industry. Additionally, our technology professionals are primarily at-will employees. We also use independent subcontractors where appropriate to supplement our employee capacity. Failure to retain highly skilled technology professionals or hire qualified independent subcontractors would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our success depends on attracting and retaining senior management and key personnel.

The information technology services industry is highly specialized and the competition for qualified management and key personnel is intense. We believe that our success depends on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. In addition, as we continue to grow our business, our need for senior experienced management and implementation personnel increases. If a significant number of these individuals depart the Company, or if we are unable to attract top talent, our level of management, technical, marketing and sales expertise could diminish or otherwise be insufficient for our growth. We may be unable to achieve our revenues and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.

We may have difficulty in identifying and competing for strategic acquisition and partnership opportunities.

Our business strategy includes the pursuit of strategic acquisitions. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic partnerships or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us, or at all. We have historically paid a portion of the purchase price for acquisitions with shares of our common stock.  Volatility in our stock prices, or a sustained price decline, could adversely affect our ability to attract acquisition candidates. If we fail to identify and successfully complete these transactions, our competitive position and our growth prospects could be adversely affected. In addition, we may face competition from other companies with significantly greater resources for acquisition candidates, making it more difficult for us to acquire suitable companies on favorable terms.

The market for the information technology consulting services we provide is competitive, has low barriers to entry and is becoming increasingly consolidated, which may adversely affect our market position.

The market for the information technology consulting services we provide is competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

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

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential partner relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors as the market for software and services continues to grow. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues or generate net income.

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

Rapidly changing technology, evolving industry standards and changing customer needs are common in the software and services market. We expect technological developments to continue at a rapid pace in our industry. Technological developments, evolving industry standards and changing customer needs could cause our business to be rendered obsolete or non-competitive, especially if the market for the core set of business-driven technology solutions and software platforms in which we have expertise does not grow or if such growth is delayed due to market acceptance, economic uncertainty or other conditions. Accordingly, our success will depend, in part, on our ability to:

▪	continue to develop our technology expertise;

▪	enhance our current services;

▪	develop new services that meet changing customer needs;

▪	advertise and market our services; and

▪	influence and respond to emerging industry standards and other technological changes.

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

▪	security;

▪	intellectual property ownership;

▪	privacy;

▪	taxation; and

▪	liability issues.

Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations, including reduced net income.

A significant portion of our revenue is dependent upon building long-term relationships with our clients and our operating results could suffer if we fail to maintain these relationships.

Our professional services agreements with clients are in most cases terminable on 10 to 30 days' notice. A client may choose at any time to use another consulting firm or choose to perform services we provide through their own internal resources. A sustained decrease in a client’s business activity could cause the cancellation of projects. Accordingly, we rely on our clients' interests in maintaining the continuity of our services rather than on contractual requirements. Termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

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

Our business-driven technology solutions are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our customers' systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. In addition, due to the nature of our business, it is possible that we will be sued in the future. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could suffer.

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

Our quarterly revenues, expenses and operating results have varied in the past and are likely to vary significantly in the future, which could lead to volatility in our stock price. In addition, many factors affecting our operating results are outside of our control, such as:

▪	demand for software and services;

▪	customer budget cycles;

▪	changes in our customers' desire for our partners' products and our services;

▪	pricing changes in our industry; and

▪	government regulation and legal developments regarding the use of the Internet.

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

The average billing rates for our services may decline due to rate pressures from significant customers and other market factors, including innovations and average billing rates charged by our competitors. If there is a sustained downturn in the U.S. economy or in the information technology services industry, rate pressure may increase. Also, our average billing rates will decline if we acquire companies with lower average billing rates than ours. To sell our products and services at higher prices, we must continue to develop and introduce new services and products that incorporate new technologies or high-performance features. If we experience pricing pressures or fail to develop new services, our revenues and gross margins could decline, which could harm our business, financial condition and results of operations.

If we fail to complete fixed-fee contracts within budget and on time, our results of operations could be adversely affected.

In 2007, approximately 13% of our projects were performed on a fixed-fee basis, rather than on a time-and-materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot guarantee that in the future we will not price these contracts inappropriately, which may result in losses.

We may not be able to maintain our level of profitability.

Although we have been profitable for the past four years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future and in fact could experience decreased profitability. If we fail to meet public market analysts' and investors' expectations, the price of our common stock will likely fall.

Our services may infringe upon the intellectual property rights of others.

We cannot be sure that our services do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us.  These claims may harm our reputation, cause our management to expend significant time in connection with any defense and cost us money.  We may be required to indemnify clients for any expense or liabilities they incur resulting from claimed infringement and these expenses could exceed the amounts paid to us by the client for services we have performed.  Any claims in this area, even if won by us, can be costly, time-consuming and harmful to our reputation.

International operations subject us to additional political and economic risks that could have an adverse impact on our business.

In connection with our acquisition of BoldTech Systems, Inc. (“BoldTech”) in 2007, we acquired a global development center in Hangzhou, China.  In connection with our acquisition of ePairs, Inc. (“ePairs”), we acquired an 80% equity interest in ePairs India Private Limited, which operates a technology consulting recruiting office in Chennai, India. We also have an agreement with a third party offshore facility in Eastern Europe to provide the Company offshore resources on an exclusive basis.  Because of our limited experience with facilities outside of the United States, we are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

       Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

▪	political and economic instability;

▪	global health conditions and potential natural disasters;

▪	unexpected changes in regulatory requirements;

▪	international currency controls and exchange rate fluctuations;

▪	reduced protection for intellectual property rights in some countries; and

▪	additional vulnerability from terrorist groups targeting American interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.

Immigration restrictions related to H-1B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 25% of our work force is comprised of skilled foreigners holding H-1B visas.  In 2007, we acquired a recruiting facility in Chennai, India, to continue to grow our base of H-1B foreign national colleagues.  The H-1B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H-1B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H-1B petitions approved in any federal fiscal year is limited, making the H-1B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H-1B visas for which we apply, our growth may be hindered.

There are strict labor regulations associated with the H-1B visa classification and users of the H-1B visa program are subject to investigations by the Wage and Hour Division of the United States Department of Labor.  If we are investigated, a finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification could result in back-pay liability, substantial fines, or a ban on future use of the H-1B program and other immigration benefits, any of which could materially and adversely affect our business, financial condition and results of operations.

We have recorded deferred offering costs in connection with a shelf registration statement, and our inability to offset these costs against the proceeds of future offerings from our shelf registration statement could result in a non-cash expense in our Statement of Income in a future period.

We initially filed a registration statement with the Securities and Exchange Commission in March 2005 to register the offer and sale by the Company and certain selling stockholders of shares of our common stock. Due to overall market conditions in 2006, we converted our registration statement into a shelf registration statement to allow for offers and sales of common stock from time to time as market conditions permit. As of December 31, 2007, we have recorded approximately $943,000 of deferred offering costs (approximately $579,000 after tax, if ever expensed) in connection with the offering and have classified these costs as prepaid expenses in other non-current assets on our balance sheet.

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

Our common stock is traded on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, under the symbol “PRFT.” Our common stock price has been volatile. Our stock price may continue to fluctuate widely as a result of announcements of new services and products by us or our competitors, quarterly variations in operating results, the gain or loss of significant customers, changes in public market analysts' estimates and market conditions for information technology consulting firms and other technology stocks in general.

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

Our executive officers, directors and 5% and greater stockholders beneficially own or control approximately 18% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

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

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and attributable to Perficient are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient or any persons acting on our behalf may issue.

Item 2.	Properties.

Our principal executive, administrative, finance and marketing operations are located in St. Louis, Missouri, where we have leased approximately 20,594 square feet of office space, and Austin, TX, where we have leased approximately 2,700 square feet of office space. We lease 18 offices in major cities across North America and China. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

Although we may become a party to litigation and claims arising in the course of our business, management currently does not believe the results of these actions will have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a shareholder vote during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, since January 1, 2006.

	High	Low
Year Ending December 31, 2007:
First Quarter	$21.50	$16.31
Second Quarter	23.03	18.62
Third Quarter	24.61	19.35
Fourth Quarter	24.19	15.09

Year Ending December 31, 2006:
First Quarter	$12.01	$8.76
Second Quarter	14.29	11.52
Third Quarter	15.68	11.55
Fourth Quarter	19.16	15.31

On February 27, 2008, the last reported sale price of our common stock on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, was $8.44 per share. There were approximately 190 stockholders of record of our common stock as of February 27, 2008.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included at Part III, Item 12, of the consolidated financial statements.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2007, has been prepared in accordance with United States generally accepted accounting principles. All amounts shown are in thousands. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”) in 2006, and four acquisitions in 2007, three acquisitions in 2006, two acquisitions in 2005, and three acquisitions in 2004.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

		Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:			(In thousands)
Revenues	$218,148	$160,926	$96,997	$58,848	$30,192
Gross margin	$75,690	$53,756	$32,418	$18,820	$11,375
Selling, general and administrative	$41,963	$32,268	$17,917	$11,068	$7,993
Depreciation and intangibles amortization	$6,265	$4,406	$2,226	$1,209	$1,281
Income from operations	$27,462	$17,082	$12,275	$6,543	$2,102
Interest income (expense)	$172	$(407)	$(643)	$(134)	$(283)
Other income (expense)	$20	$174	$43	$32	$(13)
Income before income taxes	$27,654	$16,849	$11,675	$6,441	$1,805
Net income	$16,230	$9,567	$7,177	$3,913	$1,050

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$8,070	$4,549	$5,096	$3,905	$1,989
Working capital	$41,368	$24,859	$17,078	$9,234	$4,013
Property and equipment, net	$3,226	$1,806	$960	$806	$699
Goodwill and intangible assets, net	$121,339	$81,056	$52,031	$37,340	$11,694
Total assets	$189,992	$131,000	$84,935	$62,582	$20,260
Current portion of long term debt and line of credit	$--	$1,201	$1,581	$1,379	$367
Long-term debt and line of credit, less current portion	$--	$137	$5,338	$2,902	$436
Total stockholders' equity	$165,562	$107,352	$65,911	$44,622	$16,016

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and large enterprise companies primarily in the United States. We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. Our solutions enable these benefits by integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure and cost-effective technology infrastructure.

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 13% of our services revenues for the year ended December 31, 2007. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. The Company’s average bill rates increased slightly from $109 per hour in 2006 to $114 per hour in 2007. The Company is anticipating modest increases in billing rates in 2008. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock and option grants to employees. Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other IT related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically lower than gross margin percentages for services, and the mix of services and software for a particular period can significantly impact total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, benefits, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock and option grants to employees and non-employee directors. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements. A substantial portion of our SG&A costs are relatively fixed.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 18 North American offices and to add new offices throughout the United States, both organically and through acquisitions. We also intend to continue to leverage our existing ‘offshore’ capabilities to support our growth and provide our clients flexible options for project delivery. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses helps us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated nine acquisitions since January 1, 2005, including four in 2007.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:
Revenues:	2007	2006	2005
Services revenues	87.8%	85.6%	86.3%
Software revenues	6.5	9.0	9.7
Reimbursable expenses	5.7	5.4	4.0
Total revenues	100.0	100.0	100.0
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	52.6	52.3	52.7
Software costs	5.5	7.5	8.0
Reimbursable expenses	5.7	5.4	4.0
Other project related expenses	1.5	1.3	1.9
Total cost of revenues	65.3	66.5	66.6
Services gross margin	38.4	37.4	36.7
Software gross margin	15.9	16.1	17.8
Total gross margin	34.7	33.5	33.4
Selling, general and administrative	19.2	20.1	18.5
Depreciation and amortization	2.9	2.7	2.3
Income from operations	12.6	10.6	12.6
Interest income (expense), net	0.1	(0.2)	(0.7)
Income before income taxes	12.7	10.5	11.9
Provision for income taxes	5.2	4.5	4.6
Net income	7.5%	6.0%	7.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Total revenues increased 36% to $218.1 million for the year ended December 31, 2007 from $160.9 million for the year ended December 31, 2006.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**	% Increase in Total Revenue Attributable to Base Business
Services Revenues	$191,395	$137,722	$53,673	$43,437	$10,236	19%
Software Revenues	14,243	14,435	(192)	1,570	(1,762)	921%
Reimbursable Expenses	12,510	8,769	3,741	2,578	1,163	31%
Total Revenues	$218,148	$160,926	$57,222	$47,585	$9,637	17%

*Defined as companies acquired during 2006 and 2007.
**Defined as businesses owned as of January 1, 2006.

Services revenues increased 39% to $191.4 million for the year ended December 31, 2007 from $137.7 million for the year ended December 31, 2006. Base business accounted for 19% of the increase in services revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006. The remaining 81% of the increase is attributable to revenues generated from the companies acquired during 2006 and 2007.

Software revenues decreased 1% to $14.2 million in 2007 from $14.4 million in 2006. Software revenues attributable to our base business decreased $1.8 million while software revenues attributable to acquired companies increased $1.6 million, resulting in a net decrease of $192,000. Reimbursable expenses increased 43% to $12.5 million in 2007 from $8.8 million in 2006 due to acquisitions and an increased number of projects requiring consultant travel. We do not realize any profit on reimbursable expenses.

Cost of revenues. Cost of revenues increased 33% to $142.5 million for the year ended December 31, 2007 from $107.2 million for the year ended December 31, 2006. Base business accounted for 14% of the $35.3 million increase in cost of revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The remaining increase in cost of revenues is attributable to the acquired companies. The average number of professionals performing services, including subcontractors, increased to 1,026 for the year ended December 31, 2007 from 686 for the year ended December 31, 2006.

Costs associated with software sales decreased 1% to $12.0 million for year ended December 31, 2007 from $12.1 million for the year ended December 31, 2006 due to an increase in sales of our higher margin internally developed software. Costs associated with software sales attributable to our base business decreased $1.4 million, while costs associated with software sales attributable to acquired companies increased $1.3 million, resulting in a net decrease of $135,000.

Gross Margin. Gross margin increased 41% to $75.7 million for the year ended December 31, 2007 from $53.8 million for the year ended December 31, 2006. Gross margin as a percentage of revenues increased to 34.7% for the year ended December 31, 2007 from 33.4% for the year ended December 31, 2006 due primarily to an increase in services gross margin offset by a slight decrease in margin from software. Services gross margin, excluding reimbursable expenses, increased to 38.4% in 2007 from 37.4% in 2006 primarily due to lower bonus as a percent of revenues and lower direct labor cost as a percent of revenues driven by improved billing rates. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 81% for the year ended December 31, 2007 from 83% for the year ended December 31, 2006. Average billing rates were $114 for 2007 and $109 for 2006. Software gross margin decreased to 15.9% in 2007 from 16.1% in 2006 primarily as a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 30% to $42.0 million for the year ended December 31, 2007 from $32.3 million for the year ended December 31, 2006 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in millions)
Sales related costs	$3.4
Stock compensation expense	2.5
Salary expense	1.9
Bad debts	0.8
Office and technology-related costs	1.6
Recruiting and training-related costs	0.8
Other	0.5
Bonus expense	(1.8)
Net increase	$9.7

Selling, general and administrative expenses as a percentage of revenues decreased to 19% for the year ended December 31, 2007 from 20% for the year ended December 31, 2006, primarily driven by lower bonus costs as a percent of revenue and the Company leveraging its infrastructure. Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 1.6% for the year ended December 31, 2007 compared to 3.5% for the year ended December 31, 2006 due to increasingly challenging growth and profitability targets in 2007. Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 2.4% for the year ended December 31, 2007 compared to 1.6% for the year ended December 31, 2006.

Depreciation. Depreciation expense increased 64% to $1.6 million during 2007 from approximately $0.9 million during 2006. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.7% for the years ended December 31, 2007 and 2006, respectively.

Intangible Amortization. Intangible amortization expense increased 36% to $4.7 million for the year ended December 31, 2007 from approximately $3.5 million for the year ended December 31, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 13, Business Combinations, of our consolidated financial statements.

Net Interest Income or Expense. We had interest income, net of interest expense, of $172,000 for the year ended December 31, 2007 compared to interest expense, net of interest income, of $407,000 during the year ended December 31, 2006. We repaid all outstanding debt in May 2007 and incurred no debt or interest expense during the rest of the fiscal year.

Provision for Income Taxes. We provided for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 41.3% for the year ended December 31, 2007 from 43.2% for the year ended December 31, 2006. The effective income tax rate decreased as a result of the increased tax benefit of certain dispositions of incentive stock options by holders and a decrease in the state income taxes, net of the federal benefit.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Total revenues increased 66% to $160.9 million for the year ended December 31, 2006 from $97.0 million for the year ended December 31, 2005.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**	% Increase in Total Revenue Attributable to Base Business
Services Revenues	$137,722	$83,740	$53,982	$38,715	$15,267	28%
Software Revenues	14,435	9,387	5,048	1,201	3,847	76%
Reimbursable Expenses	8,769	3,870	4,899	2,735	2,164	44%
Total Revenues	$160,926	$96,997	$63,929	$42,651	$21,278	33%

*Defined as companies acquired during 2005 and 2006.
**Defined as businesses owned as of January 1, 2005.

Services revenues increased 65% to $137.7 million for the year ended December 31, 2006 from $83.7 million for the year ended December 31, 2005. Base business accounted for 28% of the increase in services revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005. The remaining 72% of the increase is attributable to revenues generated from the companies acquired during 2005 and 2006.

Software revenues increased 54% to $14.4 million in 2006 from $9.4 million in 2005. Base business accounted for 76% of the increase in software revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005. The remaining 24% of the increase is attributable to revenues generated from the companies acquired during 2005 and 2006. Reimbursable expenses increased 127% to $8.8 million in 2006 from $3.9 million in 2005 due to acquisitions and an increased number of projects requiring consultant travel. We do not realize any profit on reimbursable expenses.

Cost of revenues. Cost of revenues increased 66% to $107.2 million for the year ended December 31, 2006 from $64.6 million for the year ended December 31, 2005. Base business accounted for 40% of the $42.6 million increase in cost of revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The remaining increase in cost of revenues is attributable to the acquired companies. The average number of professionals performing services, including subcontractors, increased to 686 for the year ended December 31, 2006 from 431 for the year ended December 31, 2005. Stock compensation expense included in cost of revenues for the year ended December 31, 2006 was nearly $1 million. No stock compensation expense was recognized in cost of revenues prior to January 1, 2006. The increase in stock compensation expense is the result of our adoption of Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123R”), Share Based Payment, on January 1, 2006.

Costs associated with software sales increased 57% to $12.1 million for year ended December 31, 2006 from $7.7 million for the year ended December 31, 2005 in connection with the increased software revenues in 2006 compared to 2005.  Base business accounted for 76% of the $4.4 million increase in costs associated with software sales for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The remaining 24% increase in costs associated with software sales is attributable to acquired companies.

Gross Margin. Gross margin increased 66% to $53.8 million for the year ended December 31, 2006 from $32.4 million for the year ended December 31, 2005. Gross margin as a percentage of revenues remained consistent at 33.4% for the years ended December 31, 2006 and 2005. Services gross margin, excluding reimbursable expenses, increased to 37.4% in 2006 from 36.7% in 2005 primarily due to an increase in average billing rates and improved project pricing.  This increase is partially offset by $1.0 million of stock compensation expense recognized in cost of revenues during the year ended December 31, 2006, as discussed above.  The average utilization rate of our professionals, excluding subcontractors, remained consistent at 83% for the years ended December 31, 2006 and 2005. Average billing rates were $109 for 2006 and $110 for 2005. Software gross margin decreased to 16.1% in 2006 from 17.7% in 2005, primarily as a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

Selling, General and Administrative. Selling, general and administrative expenses increased 80% to $32.3 million for the year ended December 31, 2006 from $17.9 million for the year ended December 31, 2005 due primarily to fluctuations in expenses as detailed in the following table:

Increase /(Decrease)
Selling, General, and Administrative Expense	(in millions)
Bonus expense	$3.5
Sales related costs	3.2
Salary expense	1.9
Stock compensation expense	1.9
Recruiting and training-related costs	1.4
Office and technology-related costs	1.2
Other	0.9
Bad debts	0.4
Net increase	$14.4

Selling, general and administrative expenses as a percentage of revenues increased to 20% for the year ended December 31, 2006 from 19% for the year ended December 31, 2005, primarily due to higher bonus and recruiting, partially offset by lower office costs, salaries, and professional fees. Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, increased to 3.5% for the year ended December 31, 2006 compared to 1.6% for the year ended December 31, 2005 due to strong operating performance. Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 1.6% for the year ended December 31, 2006 compared to 0.3% for the year ended December 31, 2005.

Depreciation. Depreciation expense increased 54% to $948,000 during 2006 from approximately $615,000 during 2005. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related. Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.6% for the years ended December 31, 2006 and 2005.

Intangible Amortization. Intangible amortization expense increased 115% to $3.5 million for the year ended December 31, 2006 from approximately $1.6 million for the year ended December 31, 2005. The increase in amortization expense reflects the acquisition of intangibles acquired in 2005 and 2006.

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

Provision for Income Taxes. We provided for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 43.2% for the year ended December 31, 2006 from 38.5% for the year ended December 31, 2005 as a result of non-deductible stock compensation related to incentive stock options included in our statement of operations in 2006 as a result of the adoption of SFAS 123R on January 1, 2006 and certain non-deductible compensation related to Section 162(m) of the Internal Revenue Code, which imposes a limitation on the deductibility of certain compensation in excess of $1 million paid to covered employees.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2007	2006
Cash and cash equivalents	$8.1	$4.5
Working capital	$41.4	$24.9
Amounts available under credit facilities	$49.8	$49.5

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facilities. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months. Net cash provided by operations for the year ended December 31, 2007 was $23.1 million compared to $13.1 million for the year ended December 31, 2006. For the year ended December 31, 2007, net income of $16.2 million plus non-cash charges of $12.0 million were offset by investments in working capital of $5.1 million.  The primary components of operating cash flows for the year ended December 31, 2006 were net income of $9.6 million plus non-cash expenses of $8.9 million offset by investments in working capital of $5.4 million. The Company’s days sales outstanding as of December 31, 2007 increased to 73 days from 70 days at December 31, 2006.

Net Cash Used in Investing Activities

For the year ended December 31, 2007, we used approximately $26.8 million in cash, net of cash acquired, to acquire E Tech, Tier1, BoldTech, and ePairs. In addition, we used approximately $2.2 million during 2007 to purchase equipment and develop certain software. For the year ended December 31, 2006, we used approximately $17.2 million in cash, net of cash acquired, to acquire Bay Street, Insolexen, and EGG. In addition, during 2006 we used approximately $1.7 million to purchase equipment and develop certain software, and $250,000 to repay the promissory notes related to the Javelin acquisition.

Net Cash Provided By Financing Activities

During the year ended December 31, 2007 our financing activities consisted of $1.3 million of payments on long-term debt. Also, we received $3.9 million primarily from proceeds related to exercises of stock options and purchases under our Employee Stock Purchase Plan and we realized tax benefits related to stock option exercises and restricted stock vesting of $6.9 million during 2007. During the year ended December 31, 2006 our financing activities consisted of net payments totaling $4.0 million on our accounts receivable line of credit and $1.3 million of payments on long-term debt. We received $4.2 million primarily from proceeds related to exercises of stock options and warrants, and purchases under our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises of $6.6 million during 2006.

Availability of Funds from Bank Line of Credit Facilities

We have a $50 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25 million accounts receivable line of credit and a $25 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate (7.25% on December 31, 2007). As of December 31, 2007, there was no outstanding balance under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

   Our $25 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of December 31, 2007, there was no balance outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (6.29% on December 31, 2007). Draws under this acquisition line may be made through June 2008. We currently have $25 million of available borrowing capacity under this acquisition line of credit.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

As of December 31, 2007, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in 2007. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Shelf Registration Statement

We have filed a shelf registration statement with the Securities and Exchange Commission to allow for offers and sales of our common stock from time to time. Approximately 5 million shares of common stock may be sold under this registration statement if we choose to do so.

Contractual Obligations

In connection with an acquisition, we were required to establish a letter of credit totaling $150,000 to serve as collateral to secure a facility lease. The letter of credit reduces the borrowings available under our accounts receivable line of credit.

We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$8,268	$2,363	$3,832	$1,853	$220
Total	$8,268	$2,363	$3,832	$1,853	$220

See Note 9, Income Taxes, in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes.

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

Critical Accounting Policies

The Company's accounting policies are described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, accounting for goodwill and intangible assets, purchase accounting allocation, accounting for stock-based compensation, deferred income taxes and estimating the related valuation allowance.

Revenue Recognition and Allowance for Doubtful Accounts

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

Our allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments or unresolved issues with the adequacy of our services. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified. We use considerable judgment in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If our evaluation of service delivery issues or a client's ability to pay is incorrect, we may incur future reductions to revenue or bad debt expense.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviewed other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2007.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, and are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying consolidated Statements of Income. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Accounting for Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), on January 1, 2006, using the modified prospective application transition method. SFAS No. 123R requires that the costs of employee share-based payments be measured at fair value on the awards' grant date and recognized in the financial statements over the requisite service period.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and elected the disclosure option of SFAS No. 123 (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 123 required that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The Company provided pro-forma effects of this measurement in a footnote to its financial statements for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The revised statement will require that transaction costs be expensed instead of recognized as purchase price. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the pronouncement will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007.  The FASB issued Staff Position No. 157-2 (“FSP 157-2”) in February 2008, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, of SFAS 157 and does not expect that the pronouncement will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and such adoption did not have a material impact to the consolidated financial statements.

In June 2006, the EITF ratified EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).  A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007.  There was no effect of the adoption on the consolidated financial statements as of December 31, 2007. The Company presents revenues net of taxes as disclosed in Note 2, Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements, except operating lease commitments as disclosed in Note 10, Commitments and Contingencies.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

During the year ended December 31, 2007, $1.0 million and $0.6 million of our total revenues were attributable to our Canadian operations and revenues generated in Europe, respectively. Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian, Chinese, and India subsidiaries and from client receivables denominated in other than our functional currency.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to clients in Canada, and Europe during the year ended December 31, 2007, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $8.1 million and $4.5 million at December 31, 2007 and December 31, 2006, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006
ASSETS	(In thousands, except share data)
Current assets:
Cash and cash equivalents	$8,070	$4,549
Accounts receivable, net of allowance for doubtful accounts of $1,475 in 2007 and $707 in 2006	50,855	38,600
Prepaid expenses	1,182	1,171
Other current assets	4,142	2,799
Total current assets	64,249	47,119
Property and equipment, net	3,226	1,806
Goodwill	103,686	69,170
Intangible assets, net	17,653	11,886
Other non-current assets	1,178	1,019
Total assets	$189,992	$131,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,160	$5,025
Current portion of long-term debt	--	1,201
Other current liabilities	18,721	16,034
Total current liabilities	22,881	22,260
Long-term debt, less current portion	--	137
Deferred income taxes	1,549	1,251
Total liabilities	$24,430	$23,648

Commitments and contingencies (see Note 4 and 10)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 29,423,296 shares issued and outstanding as of December 31, 2007; 26,699,974 shares issued and outstanding as of December 31, 2006)	$29	$27
Additional paid-in capital	188,998	147,028
Accumulated other comprehensive loss	(117)	(125)
Accumulated deficit	(23,348)	(39,578)
Total stockholders' equity	165,562	107,352
Total liabilities and stockholders' equity	$189,992	$131,000

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
Revenues:	(In thousands, except share data)
Services	$191,395	$137,722	$83,740
Software	14,243	14,435	9,387
Reimbursable expenses	12,510	8,769	3,870
Total revenues	218,148	160,926	96,997
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	114,692	84,161	51,140
Software costs	11,982	12,118	7,723
Reimbursable expenses	12,510	8,769	3,870
Other project related expenses	3,274	2,122	1,846
Total cost of revenues	142,458	107,170	64,579

Gross margin	75,690	53,756	32,418

Selling, general and administrative	41,963	32,268	17,917
Depreciation	1,553	948	615
Amortization of intangible assets	4,712	3,458	1,611
Income from operations	27,462	17,082	12,275
Interest income	239	102	15
Interest expense	(67)	(509)	(658)
Other income	20	174	43
Income before income taxes	27,654	16,849	11,675
Provision for income taxes	11,424	7,282	4,498

Net income	$16,230	$9,567	$7,177

Basic net income per share	$0.58	$0.38	$0.33
Diluted net income per share	$0.54	$0.35	$0.28
Shares used in computing basic net income per share	27,998,093	25,033,337	22,005,154
Shares used in computing diluted net income per share	30,121,962	27,587,449	25,242,496

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2005	20,657	$21	$100,982	$(58)	$(56,322)	$44,623
Warrants exercised	88	--	157	--	--	157
Stock options exercised	1,354	1	2,703	--	--	2,704
iPath and Vivare acquisitions	1,196	1	8,708	--	--	8,709
Tax benefit of stock option exercises	--	--	2,306	--	--	2,306
Stock compensation	--	--	264	--	--	264
Foreign currency translation adjustment	--	--	--	(29)	--	(29)
Net income	--	--	--	--	7,177	7,177
Total comprehensive income	--	--	--	--	--	7,148
Balance at December 31, 2005	23,295	$23	$115,120	$(87)	$(49,145)	$65,911
Bay Street, Insolexen, and EGG acquisitions	1,499	2	17,989	--	--	17,991
Warrants exercised	145	--	146	--	--	146
Stock options exercised	1,672	2	4,001	--	--	4,003
Purchases of stock from Employee Stock Purchase Plan	6	--	86	--	--	86
Tax benefit of stock option exercises and restricted stock vesting	--	--	6,554	--	--	6,554
Stock compensation	83	--	3,132	--	--	3,132
Foreign currency translation adjustment	--	--	--	(38)	--	(38)
Net income	--	--	--	--	9,567	9,567
Total comprehensive income	--	--	--	--	--	9,529
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$(39,578)	$107,352
E-Tech, Tier1, BoldTech, and ePairs acquisitions	1,250	1	24,975	--	--	24,976
Stock options exercised	1,160	1	3,696	--	--	3,697
Purchases of stock from Employee Stock Purchase Plan	11	--	206	--	--	206
Tax benefit of stock option exercises and restricted stock vesting	--	--	6,889	--	--	6,889
Stock compensation	302	--	6,204	--	--	6,204
Foreign currency translation adjustment	--	--	--	8	--	8
Net income	--	--	--	--	16,230	16,230
Total comprehensive income	--	--	--	--		16,238
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$(23,348)	$165,562

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES		(In thousands)
Net income	$16,230	$9,567	$7,177
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,553	948	615
Amortization of intangibles	4,712	3,458	1,611
Deferred income taxes	(495)	1,393	(219)
Non-cash stock compensation	6,204	3,132	264
Non-cash interest expense	--	6	24
Tax benefit on stock options	--	--	2,306

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,589)	(5,771)	148
Other assets	3,256	(294)	(1,714)
Accounts payable	(1,694)	1,251	(3,155)
Other liabilities	(5,126)	(543)	2,157
Net cash provided by operating activities	23,051	13,147	9,214

INVESTING ACTIVITIES
Purchase of property and equipment	(2,035)	(1,518)	(691)
Capitalization of software developed for internal use	(181)	(136)	(599)
Purchase of businesses, net of cash acquired	(26,774)	(17,210)	(11,231)
Payments on Javelin notes	--	(250)	(250)
Net cash used in investing activities	(28,990)	(19,114)	(12,771)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,900	34,900	12,000
Payments on short-term borrowings	(11,900)	(38,900)	(8,000)
Payments on long-term debt	(1,338)	(1,338)	(1,135)
Deferred offering costs	--	--	(942)
Tax benefit on stock options and restricted stock vesting	6,889	6,554	--
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	3,903	4,089	2,704
Proceeds from the exercise of warrants	--	146	157
Net cash provided by financing activities	9,454	5,451	4,784
Effect of exchange rate on cash and cash equivalents	6	(31)	(37)
Change in cash and cash equivalents	3,521	(547)	1,190
Cash and cash equivalents at beginning of period	4,549	5,096	3,906
Cash and cash equivalents at end of period	$8,070	$4,549	$5,096

Supplemental disclosures:
Cash paid for interest	$40	$540	$594
Cash paid for income taxes	$3,680	$3,156	$3,684
Non-cash activities:
Stock issued for purchase of businesses	$24,976	$17,991	$8,709
Change in goodwill	$(1,957)	$318	$670

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity and reduce information technology costs. The Company designs, builds and delivers solutions using a core set of middleware software products developed by third party vendors. The Company's solutions enable its clients to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

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

Reclassification

The Company has reclassified the presentation of certain prior period information to conform to the current year presentation.

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

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill at the enterprise level as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviewed other factors to determine the likelihood of impairment. No impairment was indicated using data as of October 1, 2007.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, and are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangible assets” in the accompanying consolidated Statements of Income. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Deferred Offering Costs

Costs incurred related to equity offerings under effective registration statements are deferred until the offering occurs or management does not intend to complete the offering. At the time that the issuance of new equity occurs, these costs are netted against the proceeds received. These costs are expensed if the offering does not occur. Approximately $943,000 of these costs were recorded as part of Other Non-Current Assets on the Balance Sheet as of December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (“FIN 48”). SFAS 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and such adoption did not have a material impact to the consolidated financial statements.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (As Amended), Share Based Payment (“SFAS 123R”), using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123. All new awards and awards that are modified, repurchased, or cancelled after the adoption date are accounted for under the provisions of SFAS 123R. Prior periods are not restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS 123R.

Deferred Rent

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at amounts which approximate fair value due to the near term maturities of these instruments.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The revised statement will require that transaction costs be expensed instead of recognized as purchase price. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the pronouncement will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007.  The FASB issued Staff Position No. 157-2 (“FSP 157-2”) in February 2008, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, of SFAS 157 and does not expect that the pronouncement will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 on January 1, 2007 as required and such adoption did not have a material impact to the consolidated financial statements.

In June 2006, the EITF ratified EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”).  A consensus was reached that entities may adopt a policy of presenting taxes in the income statement on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The Company adopted EITF 06-3 on January 1, 2007.  There was no effect of the adoption on the consolidated financial statements as of December 31, 2007. The Company presents revenues net of taxes as disclosed in Note 2, Summary of Significant Accounting Policies.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2007	2006	2005
Net income	$16,230	$9,567	$7,177
Basic:
Weighted-average shares of common stock outstanding	27,442	23,783	20,868
Weighted-average shares of common stock subject to contingency (i.e., restricted stock)	556	1,250	1,137
Shares used in computing basic net income per share	27,998	25,033	22,005

Effect of dilutive securities:
Stock options	1,707	2,281	3,088
Warrants	8	74	149
Restricted stock subject to vesting	409	199	--
Shares used in computing diluted net income per share	30,122	27,587	25,242

Basic net income per share	$0.58	$0.38	$0.33
Diluted net income per share	$0.54	$0.35	$0.28

4.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. A substantial portion of the services the Company provides are built on IBM WebSphere  (R)  platforms and a significant number of its clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from the relationship with IBM. Revenues from IBM accounted for approximately 8%, 8%, and 9% of total revenues for 2007, 2006 and 2005, respectively, and accounts receivable from IBM accounted for approximately 4% of total accounts receivable as of December 31, 2007 and approximately 9% of total accounts receivable as of December 31, 2006 and 2005. While the dollar amount of revenues from IBM has remained relatively constant over the past three years, the percentage of total revenues from IBM has decreased as a result of the Company's growth and corresponding customer diversification. The loss of the Company's relationship with IBM or a significant reduction in the services the Company provides for IBM would result in significantly decreased revenues. Due to the Company's significant fixed operating expenses, the loss of sales to IBM or any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.

5.   Employee Benefit Plan

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling approximately $0.8 million, $0.5 million, and $0.5 million during 2007, 2006 and 2005, respectively, which vest over a three year period of service.

In 2007, the Company initiated a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2007, the deferred compensation liability balance was $0.2 million.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and 2006 are as follows (in thousands):

Goodwill
Balance at December 31, 2005	$46,263
Acquisitions consummated during 2006 (Note 13)	22,589
Utilization of net operating loss carryforwards and adjustment to goodwill related to deferred taxes associated with acquisitions	318
Balance at December 31, 2006	69,170
Acquisitions consummated during 2007 (Note 13)	36,473
Utilization of net operating loss carryforwards and adjustment to goodwill related to deferred taxes associated with acquisitions (Note 9)	(1,957)
Balance at December 31, 2007	$103,686

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$21,130	$(5,285)	$15,845	$12,860	$(2,808)	$10,052
Non-compete agreements	2,633	(1,550)	1,083	2,393	(1,094)	1,299
Internally developed software	1,173	(448)	725	755	(220)	535
Total	$24,936	$(7,283)	$17,653	$16,008	$(4,122)	$11,886

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2007, 2006, and 2005 was approximately $4.7 million, $3.5 million, and $1.6 million respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2008	$4,732
2009	$4,348
2010	$3,581
2011	$2,959
2012	$1,233
Thereafter	$801

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Stock-Based Compensation

Stock Option Plans

In May 1999, the Company's Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's commons stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company's voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company's repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate in the event of an acquisition even if the options are assumed or that will accelerate if the optionee's service is subsequently terminated.

 The Compensation Committee may grant options and issue shares that accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual's service.

On December 4, 2007, the Company granted restricted stock awards of approximately 892,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. This equity grant vests ratably over five years. On December 21, 2006, the Company granted restricted stock awards of approximately 843,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. This equity grant vests ratably over five years. On December 28, 2005, the Company granted restricted stock awards of approximately 323,000 shares of common stock under the 1999 Stock Option/Stock Issuance Plan. A portion of this equity grant vests over six years, with an original vesting schedule that was back-end loaded but in 2007 was converted to pro-rata or straight-line vesting over the six year period due to the achievement of certain performance targets and compensation committee approval. The other portion of this equity grant vests ratably over five years.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of changes in common stock options during 2007, 2006 and 2005 is as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2005	6,439	$0.02 - 26.00	$2.97
Options granted	415	$7.34 - 9.19	$7.81
Options exercised	(1,354)	$0.03 - 8.10	$2.00
Options canceled	(232)	$0.03 - 16.00	$5.37
Options outstanding at December 31, 2005	5,268	$0.02 - 16.94	$3.53

Options granted	--	--	--
Options exercised	(1,672)	$0.02 - 12.13	$2.40
Options canceled	(44)	$1.01 - 13.25	$5.41
Options outstanding at December 31, 2006	3,552	$0.02 - 16.94	$4.03

Options granted	9	$3.00 - 3.00	$3.00
Options exercised	(1,160)	$0.02 - 16.94	$3.18
Options canceled	(22)	$2.28 - 7.48	$3.36
Options outstanding at December 31, 2007	2,379	$0.02 - 16.94	$4.44	$26,908

Options vested, December 31, 2005	3,305	$0.02 - 16.94	$3.00
Options vested, December 31, 2006	2,347	$0.02 - 16.94	$3.62
Options vested, December 31, 2007	1,887	$0.02 - 16.94	$4.03	$22,116

The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $21.1 million, $18.6 million, and $8.4 million, respectively.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock activity for the year ended December 31, 2007 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2007	1,429	$12.74
Awards granted	973	$15.97
Awards vested	(303)	$12.29
Awards canceled or forfeited	(46)	$13.00
Restricted stock awards outstanding at December 31, 2007	2,053	$14.33

The total fair value of restricted shares vesting during the year ended December 31, 2007, 2006, and 2005 was $5.2 million, $1.4 million, and $0, respectively.

The following is additional information related to stock options outstanding at December 31, 2007 (in thousands, except exercise price information):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.02 - $1.15	280	$0.58	3.65	280	$0.58
$1.21 - $2.28	615	$2.10	5.41	615	$2.10
$2.77 - $3.75	528	$3.49	4.19	462	$3.55
$4.40 - $6.31	645	$6.12	6.73	289	$5.94
$7.48 - $16.94	311	$10.70	4.74	241	$11.64
$0.02 - $16.94	2,379	$4.44	5.20	1,887	$4.03

For years in which stock options were granted, the fair value of options was calculated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Year End December 31,	Risk-Free Interest Rate	Dividend Yield	Volatility Factor
2007	4.73%	0%	0.4195
2005	3.72%	0%	1.4050

There were no stock options granted in 2006. A weighted-average life of 0.25 years was used for stock options granted during 2007 and 5 years was used for stock options granted during 2005.

At December 31, 2007, 2006 and 2005, the weighted-average remaining contractual life of outstanding options was 5.20, 6.27, and 7.17 years, respectively. The weighted-average grant-date fair value per share of options granted during 2007 was $16.96.  No option grants occurred in 2006.  The weighted-average grant-date fair value per share of options granted during 2005 was $7.81. There were no option grants at below or above market prices during 2007 or 2005.

The Company recognized $6.1 million, $3.1 million, and $0.3 million of stock compensation expense during 2007, 2006, and 2005, respectively. The associated current and future income tax benefit recognized during 2007, 2006, and 2005 was $2.1 million, $0.8 million and $0.2 million, respectively. As of December 31, 2007, there was $30.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4.2 years. Our estimated forfeiture rate for the year ended December 31, 2007 of approximately 7% for share based awards was calculated using our historical forfeiture experience to anticipate actual forfeitures in the future.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the adoption of SFAS No. 123R, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed by APB 25. As presented below, the Company applied the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair value method had been applied. If this method had been used, the Company’s net income and net income per share for the year ended December 31, 2005 would have been adjusted to the pro-forma amounts below (in thousands except per share data):

Year ended December 31,
2005
Net income -- as reported	$7,177
Total stock-based compensation costs, net of tax, included in the determination of net income as reported	162
The stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(2,609)
Pro-forma net income	$4,730

Earnings per share
Basic - as reported	$0.33
Basic - pro-forma	$0.23

Diluted - as reported	$0.28
Diluted - pro-forma	$0.20

At December 31, 2007, 2.4 million shares were reserved for future issuance upon exercise of outstanding options and 8,075 shares were reserved for future issuance upon exercise of outstanding warrants. The majority of the outstanding warrants expire in December 2011. At December 31, 2007, there were 2.1 million shares of restricted stock outstanding under the 1999 Plan and classified as equity.

Employee Stock Purchase Plan

In 2005, the Compensation Committee approved the Employee Stock Purchase Plan (the “ESPP”) to be available to employees starting January 1, 2006. The ESPP is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted an option under the ESPP that would permit the purchase of Common Stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2007, approximately 11,000 shares were purchased under the ESPP.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.   Line of Credit and Long Term Debt

In June 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and KeyBank National Association. The amended agreement is a senior bank credit facility of $50 million which includes a line of credit of $25 million and an acquisition term line of credit of $25 million.

The accounts receivable line of credit, which expires in June 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank's prime rate (7.25% on December 31, 2007). As of December 31, 2007, there were no amounts outstanding under the accounts receivable line of credit and $24.8 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

The Company's $25 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of December 31, 2007, there were no amounts outstanding under the acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (6.29% on December 31, 2007). Draws under this acquisition line may be made through June 2008. The Company currently has $25 million of available borrowing capacity under this acquisition line of credit.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the $50 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense, including pro-forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of December 31, 2007, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all assets of the Company.

9.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of December 31, 2007, the IRS has proposed no significant adjustments to any of the Company’s tax positions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increases or decreases in the total amounts of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

As of December 31, 2007, the Company had U.S. Federal tax net operating loss carry forwards of approximately $6.7 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenues Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$4,110	$1,138	$1,148
State	752	260	241
Foreign	26	102	223
Total current	4,888	1,500	1,612

Tax benefit on acquired net operating loss carryforward	385	246	353
Tax benefit from stock options	6,889	6,554	2,306

Deferred:
Federal	(668)	(902)	201
State	(70)	(116)	26
Total deferred	(738)	(1,018)	227
Total provision for income taxes	$11,424	$7,282	$4,498

The components of pretax income for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$27,640	$16,565	$11,267
Foreign	14	284	408
Total	$27,654	$16,849	$11,675

Foreign operations include Canada and the United Kingdom for the year ended December 31, 2005. In 2006, foreign operations only included Canada.  For the year ended December 31, 2007, foreign operations included Canada, China, and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets:	(In thousands)
Current deferred tax assets:
Accrued liabilities	$384	$298
Net operating losses	273	243
Bad debt reserve	511	268
	1,168	809
Valuation allowance	(24)	(457)
Net current deferred tax assets	$1,144	$352
Non-current deferred tax assets:
Net operating losses	$2,380	$2,339
Fixed assets	169	53
Deferred compensation	1,031	435
	3,580	2,827
Valuation allowance	(106)	(1,599)
Net non-current deferred tax assets	$3,474	$1,228

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2007	2006
Deferred tax liabilities:	(In thousands)
Current deferred tax liabilities:
Deferred income	$307	$308
Net current deferred tax liabilities	$307	$308
Non-current deferred tax liabilities:
Deferred income	$402	$431
Deferred compensation	214	--
Foreign withholding tax on undistributed earnings	--	65
Intangibles	4,407	1,983
Total non-current deferred tax liabilities	$5,023	$2,479

Net current deferred tax asset	$837	$44
Net non-current deferred tax liability	$(1,549)	$(1,251)

The Company established a valuation allowance in 2005 to offset a portion of the Company's deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses.  The valuation allowance decreased by approximately $0.3 million during 2006 and decreased by approximately $0.7 million during 2005. These decreases were primarily due to the benefit of acquired net operating loss carryforwards.

During 2007, the Company released approximately $1.9 million of its valuation allowance after determining that the acquired net operating losses would be realized. As the valuation allowance related to acquired net operating losses, the release of the valuation allowance resulted in a decrease in goodwill of $1.9 million. As of December 31, 2007, the remaining valuation allowance relates mainly to a capital loss carryforward from an acquired entity, and as such, if realized, will reduce goodwill or other non-current assets prior to resulting in an income tax benefit.

Changes to the valuation allowance are summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance, beginning of year	$2,056	$2,345	$3,027
Additions	31	--	--
Additions/(Reductions) from purchase accounting	(1,957)	(289)	(446)
Write-offs	--	--	(236)
Balance, end of year	$130	$2,056	$2,345

Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.

The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2007	2006	2005
Federal corporate statutory rate	34.3%	34.3%	34.0%
State taxes, net of federal benefit	4.2	4.6	4.3
Effect of foreign operations	0.1	--	0.1
Stock compensation	1.9	3.6	--
Other	0.8	0.7	0.1
Effective income tax rate	41.3%	43.2%	38.5%

The effective income tax rate decreased to 41.3% for the year ended December 31, 2007 from 43.2% for the year ended December 31, 2006 as a result of the increased tax benefit of certain dispositions of incentive stock options by holders and a decrease in the state income taxes, net of the federal benefit.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements as of December 31, 2007 are as follows (in thousands):

Operating Leases
2008	$2,363
2009	2,077
2010	1,755
2011	1,377
2012	476
Thereafter	220
Total minimum lease payments	$8,268

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2.3 million, $1.7 million and $1.5 million respectively.

As of December 31, 2007, the Company had one letter of credit outstanding for $150,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and reduces the borrowings available under the Company’s account receivable line of credit.

11. Balance Sheet Components

	December 31,
	2007	2006
	(In thousands)
Accounts receivable:
Accounts receivable	$36,894	$29,461
Unbilled revenues	15,436	9,846
Allowance for doubtful accounts	(1,475)	(707)
Total	$50,855	$38,600

Other current assets:
Income tax receivable	$1,174	$2,150
Deferred current tax asset	837	44
Other current assets	2,131	605
Total	$4,142	$2,799

Other current liabilities:
Accrued bonus	$9,378	$9,851
Payroll related costs	1,862	1,258
Accrued subcontractor fees	2,399	1,803
Deferred revenues	1,439	1,318
Accrued medical claims expense	850	--
Other accrued expenses	2,793	1,804
Total	$18,721	$16,034

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2007	2006
	(In thousands)
Property and Equipment:
Computer hardware (useful life of 2 years)	$5,805	$3,933
Furniture and fixtures (useful life of 5 years)	1,248	980
Leasehold improvements (useful life of 5 years)	884	275
Software (useful life of 1 year)	920	702
Less: Accumulated depreciation	(5,631)	(4,084)
Total	$3,226	$1,806

12. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance, beginning of year	$707	$367	$654
Charged to expense	1,060	264	32
Additions resulting from purchase accounting	153	371	24
Uncollected balances written off, net of recoveries	(445)	(295)	(343)
Balance, end of year	$1,475	$707	$367

13. Business Combinations

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

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$3.0
Customer backlog	0.5
Non-compete agreements	0.1

Goodwill	8.9

Tangible assets and liabilities acquired:
Accounts receivable	2.1
Property and equipment	0.1
Other assets	0.1
Accrued expenses	(2.5)
Net assets acquired	$12.3

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition of BoldTech Systems, Inc.

On September 20, 2007, the Company acquired BoldTech Systems, Inc. (“BoldTech”), an information technology consulting firm, for approximately $20.9 million. The purchase price consists of approximately $10.0 million in cash, transaction costs of $1.0 million, and 449,683 shares of the Company's common stock valued at approximately $23.69 per share (approximately $10.6 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $723,000 as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation.  Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of BoldTech's operations have been included in the Company's consolidated financial statements since September 20, 2007.

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

Acquisition of ePairs, Inc.

On November 21, 2007, the Company acquired ePairs, Inc. (“ePairs”), a California-based consulting firm focused on Oracle-Siebel with a recruiting center in Chennai, India, for approximately $5.0 million. The purchase price consists of approximately $2.5 million in cash, transaction costs of $500,000, and 138,604 shares of the Company's common stock valued at approximately $16.25 per share (approximately $2.2 million worth of the Company's common stock) less the value of those shares subject to a lapse acceleration right of approximately $174,000 as determined by a third party valuation firm. The total purchase price has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition.  The purchase price was allocated to intangibles based on management's estimate and an independent valuation.  Management expects to finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved. The results of ePairs' operations have been included in the Company's consolidated financial statements since November 21, 2007.

The preliminary purchase price allocation is as follows (in millions):

Intangibles:
Customer relationships	$1.2

Goodwill	2.7

Tangible assets and liabilities acquired:
Accounts receivable	1.0
Other assets	0.6
Accrued expenses	(0.5)
Net assets acquired	$5.0

The Company estimates that the intangible asset acquired has a useful life of five years.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with Bay Street, Insolexen, EGG, E Tech, Tier1, BoldTech, and ePairs for the years ended December 31, 2007 and 2006, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming these companies were acquired as of the beginning of each period presented. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2006 and January 1, 2007 or of future results of operations of the consolidated entities (in thousands, except per share information):

	December 31,
	2007	2006
Revenues	$249,439	$225,639
Net income	$18,223	$10,837
Basic income per share	$0.64	$0.40
Diluted income per share	$0.59	$0.37

14. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2007 and 2006. The quarterly operating results are not necessarily indicative of future results of operations. The financial data presented is not directly comparable between periods as a result of the four acquisitions in 2007 and three acquisitions in 2006 (in thousands, except per share data):

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(Unaudited)
Revenues:
Services	$43,297	$45,961	$48,387	$53,750
Software	4,192	3,696	1,582	4,773
Reimbursable expenses	2,560	2,938	3,115	3,897
Total revenues	$50,049	$52,595	$53,084	$62,420
Gross margin	$17,052	$18,185	$19,046	$21,407
Income from operations	$5,570	$6,907	$7,569	$7,416
Income before income taxes	$5,575	$6,958	$7,649	$7,472
Net income	$3,160	$4,014	$4,541	$4,515
Basic net income per share	$0.12	$0.15	$0.16	$0.15
Diluted net income per share	$0.11	$0.13	$0.15	$0.15

	Three Months Ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues:
Services	$25,606	$32,751	$40,219	$39,145
Software	2,682	2,587	1,532	7,635
Reimbursable expenses	1,356	2,172	2,543	2,698
Total revenues	$29,644	$37,510	$44,294	$49,478
Gross margin	$9,288	$13,178	$15,854	15,437
Income from operations	$3,057	$4,027	$4,840	$5,159
Income before income taxes	$3,034	$3,900	$4,675	$5,241
Net income	$1,705	$2,255	$2,834	$2,774
Basic net income per share	$0.07	$0.09	$0.11	$0.10
Diluted net income per share	$0.07	$0.08	$0.10	$0.10

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:

We have audited the accompanying consolidated balance sheet of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The accompanying financial statements of the Company as of December 31, 2006, and for each of the years in the two year period then ended, were audited by other auditors whose report thereon dated March 1, 2007, except Note 2 as to which date is August 13, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Perficient, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
St. Louis, Missouri
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:

We have audited Perficient, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Perficient, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired e tech solutions, Inc. (E Tech), Tier1 Innovation, LLC (Tier 1), BoldTech Systems, Inc. (BoldTech), and ePairs, Inc. (ePairs) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, E Tech, Tier 1, BoldTech, and ePairs’ internal control over financial reporting associated with 25% and 10% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2007.  Our audit of internal control over financial reporting of Perficient, Inc. as of December 31, 2007 also excluded an evaluation of the internal control over financial reporting of E Tech, Tier 1, BoldTech, and ePairs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Perficient, Inc. as of December 31, 2007, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended, and our report dated March 3, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
St. Louis, Missouri
March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of Perficient, Inc. as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ BDO Seidman, LLP
Houston, Texas
March 1, 2007, except Note 2 to the 2006 financial
statements as to which date is August 13, 2007

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. As described below under Management's Annual Report on Internal Control Over Financial Reporting, the Company’s principal executive and principal financial officers have determined that the Company’s disclosure controls and procedures were effective.

Prior to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, the Company determined that its Consolidated Statements of Cash Flows included in its Annual Report on Form 10-K for the year ended December 31, 2006 and Unaudited Condensed Consolidated Statements of Cash Flows included in its Quarterly Report on Form 10-Q for the period ended March 31, 2007 should be restated.  The restatement resulted from an error regarding certain previously reported payments associated with acquisitions that were incorrectly included as a component of cash flows provided by operating activities in the Company's Consolidated Statements of Cash Flows.  These errors resulted from a significant deficiency in the procedures and controls to reconcile and review the impact of acquisitions on the Consolidated Statements of Cash Flows. Such deficiency did not result in a material weakness in the design or operation of the internal control. The controls in place regarding reconciliation and review of cash flows related to acquisition activity represent a very narrow subset of the Company's financial disclosure controls and an even narrower element of the Company's overall financial control structure.  The Company does not believe that this restatement resulted from a breakdown in its general controls; rather this was an isolated error for specific types of acquisition payments.

In connection with implementing the Company’s remediation plan to address this internal control deficiency, the Company has instituted controls and procedures to ensure the proper reconciliation and review of the impact of certain acquisition payments on the Consolidated Statements of Cash Flows.  The Company plans to continue to enhance its controls in the area and monitor the effectiveness of these controls.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company acquired e tech solutions, Inc. (“E Tech”), Tier1 Innovation, LLC (“Tier1”), BoldTech Systems, Inc. (“BoldTech”), and ePairs, Inc. (“ePairs”) in February, June, September, and November of 2007, respectively. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In total, E Tech, Tier1, BoldTech, and ePairs represented 25% and 10% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2007. Excluding identifiable intangible assets and goodwill recorded in the business combination, E Tech, Tier1, BoldTech, and ePairs represented 1% of the Company's total assets as of December 31, 2007.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2007 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, we continued our remediation efforts from the prior quarters in order to fully remediate our previously reported significant deficiency related to the classification of certain acquisition payments on the Consolidated Statements of Cash Flows. This included enhancement of our detailed cash flow statement review and the addition of executive review.

Except as described above, there have not been any significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management obtained sufficient evidence of the operating effectiveness of such additional controls during the year ended December 31, 2007 and concluded that our previously reported significant deficiency has been remediated.

Item 9B.	Other Information.

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers and directors, including their ages as of the date of this filing are as follows:

Name	Age	Position
John T. McDonald	44	Chairman of the Board and Chief Executive Officer
Jeffrey S. Davis	43	President and Chief Operating Officer
Paul E. Martin	47	Chief Financial Officer, Treasurer and Secretary
Richard T. Kalbfleish	52	Controller and Vice President of Finance and Administration
Ralph C. Derrickson	49	Director
Max D. Hopper	73	Director
Kenneth R. Johnsen	54	Director
David S. Lundeen	46	Director

John T. McDonald joined us in April 1999 as Chief Executive Officer and was elected Chairman of the Board in March 2001. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that was acquired by GTECH Corporation in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York, focusing on mergers and acquisitions and corporate finance. Mr. McDonald currently serves as a member of the board of directors of a number of privately held companies and nonprofit organizations. Mr. McDonald received a B.A. in Economics from Fordham University and a J.D. from Fordham Law School.

Jeffrey S. Davis became our Chief Operating Officer upon the closing of the acquisition of Vertecon in April 2002 and was named our President in 2004. He previously served the same role since October 1999 at Vertecon prior to its acquisition by Perficient. Mr. Davis has 14 years of experience in technology management and consulting. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young LLP for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnell Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Paul E. Martin joined us in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. ("Charter"), a publicly traded multi-billion dollar in revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter and was Charter's Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenues. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri - St. Louis.  Mr. Martin is also a member of the University of Missouri – St. Louis School of Business Leadership Council.

 Richard T. Kalbfleish joined us as Controller in November 2004 and became Vice President of Finance & Administration and Assistant Treasurer in May 2005. Prior to joining Perficient, Mr. Kalbfleish served as Vice President of Finance & Administration with IntelliMark/Technisource, a national IT staffing company, for 11 years. Mr. Kalbfleish has over 22 years of experience at the Controller level and above in a number of service industries with an emphasis on acquisition integration and accounting, human resources and administrative support. Mr. Kalbfleish has a B.S.B.A. in Accountancy from the University of Missouri at Columbia.

Ralph C. Derrickson became a member of our board of directors in July 2004. Mr. Derrickson has more than 26 years of technology management experience in a wide range of settings including start-up, interim management and restructuring situations. Currently Mr. Derrickson is President and CEO of Carena, Inc. Prior to joining Carena, Inc., Mr. Derrickson was managing director of venture investments at Vulcan Inc., an investment management firm with headquarters in Seattle, Washington from October 2001 to July 2004. Mr. Derrickson is a founding partner of Watershed Capital, an early-stage venture capital firm, and is the managing member of RCollins Group, LLC, a management advisory firm. He served as a board member of Metricom, Inc., a publicly traded company, from April 1997 to November 2001 and as Interim CEO of Metricom from February 2001 to August 2001. Metricom, Inc. voluntarily filed a bankruptcy petition in US Bankruptcy Court for the Northern District of California in July of 2001. He served as vice president of product development at Starwave Corporation, one of the pioneers of the Internet. Earlier, Mr. Derrickson held senior management positions at NeXT Computer, Inc. and Sun Microsystems, Inc. He has served on the boards of numerous start-up technology companies. Mr. Derrickson is on the faculty of the Michael G Foster School of Business at the University of Washington, and serves on the Executive Advisory Board of the Center for Entrepreneurship and Innovation at the University of Washington, as well as a member of the President’s Circle of the National Academy of Sciences, The National Academy of Engineering and the Institute of Medicine. Mr. Derrickson holds a bachelor’s degree in systems software from the Rochester Institute of Technology.

Max D. Hopper became a member of our board of directors in September 2002. Mr. Hopper began his information systems career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper's twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of information technology and business-driven technology. Mr. Hopper currently serves on the board of directors for several companies such as Gartner Group, and several other private corporations.

Kenneth R. Johnsen became a member of our board of directors in July 2004. Mr. Johnsen is currently the CEO and Chairman of the Board of HG Food, LLC.  He also serves as a Director on the Board of BooKoo Beverages, Inc.  Prior to joining HG Food, LLC, Mr. Johnsen was a partner with Aspen Advisors, LP. From January 1999 to October 2006, Mr. Johnsen served as President, CEO and Chairman of the Board of Parago Inc., a marketing services transaction processor. Before joining Parago Inc. in 1999, he served as President, Chief Operating Officer and Board Member of Metamor Worldwide Inc., an $850 million public technology services company specializing in information technology consulting and implementation. Metamor was later acquired by PSINet for $1.7 billion. At Metamor, Mr. Johnsen grew the IT Solutions Group revenues from $20 million to over $300 million within two years. His experience also includes 22 years at IBM where he held general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/Hong Kong Operations. He achieved record revenues, profit and customer satisfaction levels in both business units.

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

Information on this subject is found in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management ", "Nominees and Continuing Directors", and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company's fiscal year.

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

See Index to Exhibits starting on page 62.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ John T. McDonald
Date: March 4, 2008	John T. McDonald
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Paul E. Martin
Date: March 4, 2008	Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Richard T. Kalbfleish
Date: March 4, 2008	Richard T. Kalbfleish
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

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	March 4, 2008
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson	Director	March 4, 2008
Ralph C. Derrickson

/s/ Max D. Hopper	Director	March 4, 2008
Max D. Hopper

/s/ Kenneth R. Johnsen	Director	March 4, 2008
Kenneth R. Johnsen

/s/ David S. Lundeen	Director	March 4, 2008
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 6, 2006, by and among Perficient, Inc., PFT MergeCo, Inc., Bay Street Solutions, Inc. and the other signatories thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on April 12, 2006 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of May 31, 2006, by and among Perficient, Inc., PFT MergeCo II, Inc., Insolexen, Corp., HSU Investors, LLC, Hari Madamalla, Steve Haglund and Uday Yallapragada, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 5, 2006 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of July 20, 2006, by and among Perficient, Inc., Perficient DCSS, Inc. and Digital Consulting & Software Services, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

2.4
Agreement and Plan of Merger, dated as of February 20, 2007, by and among Perficient, Inc., PFT MergeCo III, Inc., e tech solutions, Inc., each of the Principals of e tech solutions, Inc., and Gary Rawding, as Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference

2.5
Asset Purchase Agreement, dated as of June 25, 2007, by and among Perficient, Inc., Tier1 Innovation, LLC, and Mark Johnston and Jay Johnson, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 28, 2007 and incorporated herein by reference

2.6
Agreement and Plan of Merger, dated as of September 20, 2007, by and among Perficient, Inc., PFT MergeCo IV, Inc., BoldTech Systems, Inc., a Colorado corporation, BoldTech Systems, Inc., a Delaware corporation, each of the Principals (as defined therein) and the Representative (as defined therein), previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 21, 2007 and incorporated herein by reference

2.7
Asset Purchase Agreement, dated as of November 21, 2007, by and among Perficient, Inc., ePairs, Inc., the Principal (as defined therein) and  the Seller Shareholders (as defined therein), previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 27,2007 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4	Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2007 and incorporated herein by reference

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
4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No.001-15169) filed on January 17, 2002 and incorporated herein by reference

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
Employment Agreement between Perficient, Inc. and John T. McDonald dated April 20, 2007, and effective as of January 1, 2007, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.9†
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
10.12
Lease by and between Cornerstone Opportunity Ventures, LLC and Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.13
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on July 18, 2002 and incorporated by reference herein

10.14
Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

14.1	Corporate Code of Business Conduct and Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein

14.2	Financial Code of Ethics, previously filed with the Securities and Exchange Commission on Form 10-KSB/A for the year ended December 31, 2003 and incorporated by reference herein

21.1*	Subsidiaries

23.1*	Consent of BDO Seidman, LLP

23.2*	Consent of KPMG LLP

24.1	Power of Attorney (included on the signature page hereto)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.