Form 10-Q
period 2008-03-31
PERFICIENT INC
filed 2008-05-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐   No ☑

As of May 2, 2008, there were 31,971,277 shares of Common Stock outstanding.

i

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$12,887	$8,070
Accounts receivable, net	47,405	50,855
Prepaid expenses	1,470	1,182
Other current assets	1,811	4,142
Total current assets	63,573	64,249
Property and equipment, net	3,113	3,226
Goodwill	104,785	103,686
Intangible assets, net	16,440	17,653
Other non-current assets	1,174	1,178
Total assets	$189,085	$189,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,381	$4,160
Other current liabilities	12,912	18,721
Total current liabilities	16,293	22,881
Deferred income taxes	1,119	1,549
Total liabilities	$17,412	$24,430

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
29,669,753 shares issued and outstanding as of March 31, 2008;
29,423,296 shares issued and outstanding as of December 31, 2007)	$30	$29
Additional paid-in capital	192,059	188,998
Accumulated other comprehensive loss	(144)	(117)
Accumulated deficit	(20,272)	(23,348)
Total stockholders’ equity	171,673	165,562
Total liabilities and stockholders’ equity	$189,085	$189,992

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenues
Services	$52,100	$43,297
Software	1,684	4,192
Reimbursable expenses	3,539	2,560
Total revenues	57,323	50,049

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	33,703	26,266
Software costs	1,469	3,486
Reimbursable expenses	3,539	2,560
Other project related expenses	1,050	685
Total cost of revenues	39,761	32,997

Gross margin	17,562	17,052

Selling, general and administrative	10,760	10,299
Depreciation	538	337
Amortization of intangible assets	1,217	846
Income from operations	5,047	5,570

Interest income	113	49
Interest expense	(5)	(50)
Other income	48	6
Income before income taxes	5,203	5,575
Provision for income taxes	2,127	2,415

Net income	$3,076	$3,160

Basic net income per share	$0.10	$0.12

Diluted net income per share	$0.10	$0.11

Shares used in computing basic net income per share	29,535,262	27,081,425

Shares used in computing diluted net income per share	30,724,006	29,448,512

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$(23,348)	$165,562
ePairs acquisition purchase accounting adjustment			88			88
Stock options exercised	200	1	361			362
Purchase of stock under the Employee Stock Purchase Plan	8		56			56
Tax benefit of stock option exercises and restricted stock vesting			276			276
Stock compensation and retirement savings plan contributions	39		2,280			2,280
Foreign currency translation adjustment				(27)		(27)
Net income					3,076	3,076
Total comprehensive income						3,049
Balance at March 31, 2008	29,670	$30	$192,059	$(144)	$(20,272)	$171,673

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$3,076	$3,160
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	538	337
Amortization of intangibles	1,217	846
Deferred income taxes	(192)	928
Non-cash stock compensation and retirement savings plan contributions	2,280	1,580

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,574	(140)
Other assets	834	1,643
Accounts payable	(794)	(1,791)
Other liabilities	(5,877)	(7,829)
Net cash provided by (used in) operating activities	4,656	(1,266)

INVESTING ACTIVITIES
Purchase of property and equipment	(430)	(406)
Capitalization of software developed for internal use	(5)	(50)
Cash paid for acquisitions and related costs	(103)	(6,306)
Net cash used in investing activities	(538)	(6,762)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	--	9,100
Payments on short-term borrowings	--	(7,200)
Payments on long-term debt	--	(350)
Tax benefit on stock options and restricted stock vesting	276	1,702
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	417	1,232
Net cash provided by financing activities	693	4,484
Effect of exchange rate on cash and cash equivalents	6	(9)
Change in cash and cash equivalents	4,817	(3,553)
Cash and cash equivalents at beginning of period	8,070	4,549
Cash and cash equivalents at end of period	$12,887	$996

Supplemental disclosures:
Cash paid for interest	$--	$26
Cash paid for income taxes	$829	$177

Non cash activities:
Stock issued for purchase of businesses	$--	$5,755
Change in goodwill	$2	$(257)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 may not be indicative of the results for the full fiscal year ending December 31, 2008.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether the services are essential to the functionality of the software and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if different conditions were to prevail.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the three months ended March 31, 2008, there were no triggering events that may indicate an impairment of goodwill has occurred.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization of intangibles” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

 Stock-Based Compensation

The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123 (revised), Share Based Payment (“SFAS 123R”), the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.  Refer to Note 3, Stock-Based Compensation, for further discussion.

 3. Stock-Based Compensation

Stock Option Plans

In May 1999, the Company’s Board of Directors and stockholders approved the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”). The 1999 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly to eligible individuals, and (iii) the automatic issuance of stock options to non-employee board members. The Compensation Committee of the Board of Directors administers the 1999 Plan, and determines the exercise price and vesting period for each grant. Options granted under the 1999 Plan have a maximum term of 10 years. In the event that the Company is acquired, whether by merger or asset sale or board-approved sale by the stockholders of more than 50% of the Company’s outstanding voting stock, each outstanding option under the discretionary option grant program which is not to be assumed by the successor corporation or otherwise continued will automatically accelerate vesting in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent the Company’s repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect. The Compensation Committee may grant options under the discretionary option grant program that will accelerate vesting in the event of an acquisition even if the options are assumed or that will accelerate if the optionee’s service is subsequently terminated.

The Compensation Committee may grant options and issue shares that accelerate vesting in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company’s outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual’s service.

Total share-based compensation cost recognized for the three months ended March 31, 2008 was approximately $2.3 million, which included $0.3 million of expense for retirement savings plan contributions.  For the three months ended March 31, 2007, total share-based compensation cost was approximately $1.6 million.  The associated current and future income tax benefits recognized for the three months ended March 31, 2008 and 2007 were approximately $0.7 million and $0.5 million, respectively.  As of March 31, 2008, there was $28.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years.

Stock option activity for the three months ended March 31, 2008 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2008	2,379	$0.02 -- 16.94	$4.44
Options exercised	(200)	0.02 -- 10.00	1.80
Options outstanding at March 31, 2008	2,179	0.03 -- 16.94	4.69
Options vested at March 31, 2008	1,742	$0.03 -- 16.94	$4.31

Restricted stock activity for the three months ended March 31, 2008 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2008	2,053	$14.33
Awards granted	48	7.66
Awards vested	(10)	17.03
Awards canceled	(21)	14.60
Restricted stock awards outstanding at March 31, 2008	2,070	$14.16

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three months ended March 31,
	2008	2007
Net income	$3,076	$3,160
Basic:
Weighted-average shares of common stock outstanding	29,535	27,081
Shares used in computing basic net income per share	29,535	27,081

Effect of dilutive securities:
Stock options	1,068	2,004
Warrants	7	8
Restricted stock subject to vesting	114	356
Shares used in computing diluted net income per share (1)	30,724	29,449

Basic net income per share	$0.10	$0.12

Diluted net income per share	$0.10	$0.11

(1)
For the three months ended March 31, 2008, approximately 179,000 options for shares and 1.6 million shares of restricted stock were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2008 remaining	$1,837
2009	2,165
2010	1,844
2011	1,432
2012	497
Thereafter	271
Total minimum lease payments	$8,046

At March 31, 2008, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and reduces the borrowings available under the Company’s accounts receivable line of credit.

6. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	March 31, 2008	December 31, 2007
Accounts receivable	$30,263	$36,894
Unbilled revenue	18,385	15,436
Allowance for doubtful accounts	(1,243)	(1,475)
Total	$47,405	$50,855

The components of other current assets are as follows (in thousands):
	March 31, 2008	December 31, 2007
Deferred current tax assets	$599	$837
Acquired income tax receivable	503	496
Other receivables	238	252
Payroll tax refund receivable	232	527
Income tax receivable	--	1,174
Other current assets	239	856
Total	$1,811	$4,142

The components of other current liabilities are as follows (in thousands):
	March 31, 2008	December 31, 2007
Accrued subcontractor fees	$2,176	$2,399
Payroll related costs	2,079	1,862
Accrued bonus	2,868	9,378
Accrued reimbursable expenses	1,065	788
Deferred revenues	838	1,439
Accrued medical claims expense	850	850
Income taxes payable	586	--
Other accrued expenses	2,450	2,005
Total	$12,912	$18,721

Property and equipment consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Computer hardware (useful life of 2 years)	$5,942	$5,805
Furniture and fixtures (useful life of 5 years)	1,269	1,248
Leasehold improvements (useful life of 5 years)	918	884
Software (useful life of 1 year)	1,073	920
Less: Accumulated depreciation	(6,089)	(5,631)
Total	$3,113	$3,226

 7. Business Combinations

The Company did not enter into any agreements to acquire another business during the three months ended March 31, 2008.

2007 Acquisitions:

        On February 20, 2007, the Company acquired e tech solutions, Inc. (“E Tech”), a solutions-oriented IT consulting firm, for approximately $12.3 million. The purchase price consists of approximately $5.9 million in cash, transaction costs of approximately $663,000, and 306,247 shares of the Company’s common stock valued at approximately $20.34 per share (approximately $6.2 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $474,000, as determined by a third party valuation firm. The results of E Tech’s operations have been included in the Company’s consolidated financial statements since February 20, 2007.

        On June 25, 2007, the Company acquired Tier1 Innovation, LLC (“Tier1”), a national customer relationship management consulting firm, for approximately $15.1 million. The purchase price consists of approximately $7.1 million in cash, transaction costs of approximately $762,500, and 355,633 shares of the Company’s common stock valued at approximately $20.69 per share (approximately $7.4 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $144,000 as determined by a third party valuation firm. The results of Tier1’s operations have been included in the Company’s consolidated financial statements since June 25, 2007.

        On September 20, 2007, the Company acquired BoldTech Systems, Inc. (“BoldTech”), an information technology consulting firm, for approximately $20.9 million. The purchase price consists of approximately $10.0 million in cash, transaction costs of $1.0 million, and 449,683 shares of the Company’s common stock valued at approximately $23.69 per share (approximately $10.6 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $723,000 as determined by a third party valuation firm. The results of BoldTech’s operations have been included in the Company’s consolidated financial statements since September 20, 2007.

        On November 21, 2007, the Company acquired ePairs, Inc. (“ePairs”), a California-based consulting firm focused on Oracle-Siebel with a recruiting center in Chennai, India, for approximately $5.1 million. The purchase price consists of approximately $2.5 million in cash, transaction costs of $500,000, and 138,604 shares of the Company’s common stock valued at approximately $16.25 per share (approximately $2.2 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $86,000 as determined by a third party valuation firm. The results of ePairs’ operations have been included in the Company’s consolidated financial statements since November 21, 2007.

8. Goodwill and Intangible Assets

     Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

Balance at December 31, 2007	$103,686
Adjustments to preliminary purchase price allocations for 2007 acquisitions	1,097
Adjustments to goodwill related to deferred taxes associated with acquisitions	2
Balance at March 31, 2008	$104,785

     Intangible Assets with Definite Lives
 Following is a summary of Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$21,131	$(6,293)	$14,838	$21,130	$(5,285)	$15,845
Non-compete agreements	2,633	(1,687)	946	2,633	(1,550)	1,083
Internally developed software	1,177	(521)	656	1,173	(448)	725
Total	$24,941	$(8,501)	$16,440	$24,936	$(7,283)	$17,653

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

9. Line of Credit and Long-Term Debt

In June 2006, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and Key Bank National Association. The amended agreement is a senior bank credit facility of $50 million which includes an accounts receivable line of credit of $25 million and an acquisition term line of credit of $25 million.

The accounts receivable line of credit, which expires in October 2009, provides for a borrowing capacity equal to all eligible accounts receivable, including 80% of unbilled revenues, subject to certain borrowing base calculations as defined in the agreement, but in no event more than $25 million. Borrowings under this line of credit bear interest at the bank’s prime rate (5.25% on March 31, 2008). As of March 31, 2008, there were no amounts outstanding under the accounts receivable line of credit and $24.9 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease. Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

The Company’s $25 million term acquisition line of credit provides an additional source of financing for certain qualified acquisitions. As of March 31, 2008, there were no amounts outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (5.2% on March 31, 2008). Draws under this acquisition line may be made through June 2008.  The Company currently has $25 million of available borrowing capacity under this acquisition line of credit. Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the $50 million credit facility. Specifically, the Company is required to maintain a ratio of after tax earnings before interest, depreciation and amortization, and other non-cash charges, including but not limited to stock and stock option compensation expense on trailing three months annualized, to current maturities of long-term debt and capital leases plus interest of at least 1.50 to 1.00, a ratio of cash plus eligible accounts receivable including 80% of unbilled revenues less principal amount of all outstanding advances on the accounts receivable line of credit to advances under the term acquisition line of credit of at least 0.75 to 1.00, and a maximum ratio of all outstanding advances under the entire credit facility to earnings before taxes, interest, depreciation, amortization and other non-cash charges, including but not limited to, stock and stock option compensation expense including pro forma adjustments for acquisitions on a trailing twelve month basis of no more than 2.50 to 1.00. As of March 31, 2008, the Company was in compliance with all covenants under this facility. This credit facility is secured by substantially all of the assets of the Company.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of March 31, 2008.

The Company’s effective tax rate was 40.9% for the three months ended March 31, 2008 compared to 43.3% for the three months ended March 31, 2007. The decrease in the effective rate is due to a decline in our state tax rate and certain nondeductible executive stock compensation. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible stock compensation partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.4 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $2.1 million related to stock compensation, reserves and accruals. At March 31, 2008, deferred tax assets net of the valuation allowance total $4.4 million and are offset by deferred tax liabilities of $4.9 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions.  Any reversal of the valuation allowance on the deferred tax assets will be adjusted against goodwill and will not have an impact on our statement of operations. All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Internal Revenue Code.

11.  Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The revised statement will require that transaction costs be expensed instead of recognized as purchase price. The Company is currently evaluating the impact of SFAS 141R on its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Quarterly Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 15% of our services revenues for the three months ended March 31, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software Revenues

Software revenues are derived from sales of third-party software. Revenues from sales of third-party software are recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the software sale transaction and act as an agent, the revenues are recorded on a net basis. Software revenues are expected to fluctuate from quarter-to-quarter depending on our customers’ demand for software products.

If we enter into contracts for the sale of services and software, Company management evaluates whether the services are essential to the functionality of the software and whether the Company has objective fair value evidence for each deliverable in the transaction. If management concludes the services to be provided are not essential to the functionality of the software and can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these separation criteria.

We believe that services and software revenues from our base business have decreased from the three months ended March 31, 2007 to March 31, 2008 primarily due to the economic slowdown occurring in the United States, which is affecting our clients' spending patterns and has lengthened our sales cycles.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock, option grants to employees, and retirement savings plan contributions. Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other IT related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software sales are typically lower than gross margin percentages for services, and the mix of services and software for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, benefits, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock, option grants to employees and non-employee directors, and retirement savings plan contributions. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software business partners, most notably IBM, whose products we use to design and implement solutions for our clients. These partnerships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand nationally and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we believe we will attempt to increase the number of professionals in our 20 North American offices and to add new offices throughout the United States, both organically and through acquisitions. We also intend to continue to leverage our existing ‘offshore’ capabilities to support our growth and provide our clients flexible options for project delivery. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses help us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated nine acquisitions since January 1, 2005, including four in 2007.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues. Total revenues increased 15% to $57.3 million for the three months ended March 31, 2008 from $50.0 million for the three months ended March 31, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$52,100	$43,297	$8,803	$10,578	$(1,775)
Software Revenues	1,684	4,192	(2,508)	749	(3,257)
Reimbursable Expenses	3,539	2,560	979	381	598
Total Revenues	$57,323	$50,049	$7,274	$11,708	$(4,434)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

Services revenues increased 20% to $52.1 million for the three months ended March 31, 2008 from $43.3 million for the three months ended March 31, 2007.  Services revenues attributable to our base business decreased $1.8 million while services revenues attributable to the companies acquired in 2007 increased $10.6 million, resulting in a net increase of $8.8 million.

Software revenues decreased 60% to $1.7 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007 due mainly to decreased large software transactions and generally slower software demand.  Software revenues attributable to our base business decreased $3.2 million while software revenues attributable to the companies acquired in 2007 increased $0.7 million, resulting in a net decrease of $2.5 million.  Reimbursable expenses increased 38% to $3.5 million for the three months ended March 31, 2008 from $2.6 million for the three months ended March 31, 2007. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 20% to $39.8 million for the three months ended March 31, 2008 from $33.0 million for the three months ended March 31, 2007.  Cost of revenues from acquired companies increased $8.1 million from the three months ended March 31, 2007 to the three months ended March 31, 2008, which was offset by a decrease in cost of revenues attributable to base business of $1.3 million, for a net increase of $6.8 million. The average number of professionals performing services, including subcontractors, increased to 1,185 for the three months ended March 31, 2008 from 862 for the three months ended March 31, 2007.

Costs associated with software sales decreased 58% to $1.5 million for the three months ended March 31, 2008 from $3.5 million for the three months ended March 31, 2007 which directly relates to the decline in software revenues as discussed above.  Costs associated with software sales attributable to our base business decreased $2.7 million, while costs associated with software sales attributable to acquired companies increased $0.7 million, resulting in a net decrease of $2.0 million.

Gross Margin. Gross margin increased 3% to $17.6 million for the three months ended March 31, 2008 from $17.1 million for the three months ended March 31, 2007. Gross margin as a percentage of revenues decreased to 30.6% for the three months ended March 31, 2008 from 34.1% for the three months ended March 31, 2007 due to a decrease in services and software gross margin. Services gross margin, excluding reimbursable expenses, decreased to 33.3% for the three months ended March 31, 2008 from 37.8% for the three months ended March 31, 2007.  The average utilization rate of our professionals, excluding subcontractors, decreased to 78% for the three months ended March 31, 2008 compared to 82% for the three months ended March 31, 2007. The Company’s average bill rates decreased to $108 per hour at March 31, 2008 compared to $114 per hour at March 31, 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average bill rate at March 31, 2008 excluding China and ePairs was $115 per hour.  Software gross margin decreased to 12.8% for the three months ended March 31, 2008 from 16.8% for the three months ended March 31, 2007.

Selling, General and Administrative. SG&A expenses increased 4% to $10.8 million for the three months ended March 31, 2008 from $10.3 million for the three months ended March 31, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in thousands)
Office and technology related costs	$473
Sales related costs	441
Salary expense	434
Stock compensation expense	385
Bonus expense	(1,165)
Other	(107)
Net increase	$461

SG&A expenses, as a percentage of revenues, decreased to 18.8% for the three months ended March 31, 2008 from 20.6% for the three months ended March 31, 2007 due mainly to the decrease in bonus costs.  Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 0.2% for the three months ended March 31, 2008 compared to 2.9% for the three months ended March 31, 2007 due to increasingly challenging growth and profitability targets in 2008.  Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 3.1% for the three months ended March 31, 2008 compared to 2.8% for the three months ended March 31, 2007 due primarily to restricted stock awards granted in the fourth quarter of 2007.

Depreciation. Depreciation expense increased 60% to $0.5 million for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007. The increase in depreciation expense is mainly attributable to the acquisition of fixed assets in 2007.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the three months ended March 31, 2008 and 2007, respectively.

Intangibles Amortization. Intangible amortization expense increased 44% to $1.2 million for the three months ended March 31, 2008 from $0.9 million for the three months ended March 31, 2007. The increase in amortization expense reflects the acquisition of intangibles in 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 7, Business Combinations, of our unaudited condensed consolidated financial statements.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 40.9% for the three months ended March 31, 2008 from 43.3% for the three months ended March 31, 2007 due mainly to a decrease in our state tax rate and non-deductible stock compensation, including certain executive compensation.

 Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:

	As of March 31, 2008	As of December 31, 2007
	(in millions)
Cash and cash equivalents	$12.9	$8.1
Working capital	$47.3	$41.4
Amounts available under credit facilities	$49.9	$49.8

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months.  Net cash provided by operating activities for the three months ended March 31, 2008 was $4.7 million compared to net cash of $1.3 million used in operating activities for the three months ended March 31, 2007. For the three months ended March 31, 2008, net income of $3.1 million plus non-cash charges of $3.8 million was offset by investments in working capital of $2.2 million.  The primary components of operating cash flows for the three months ended March 31, 2007 were net income after adding back non-cash expenses of $6.9 million offset by investments in working capital of $8.1 million.  The Company’s days sales outstanding as of March 31, 2008 increased to 74 days from 70 days at March 31, 2007.

 Net Cash Used in Investing Activities

During the three months ended March 31, 2008, we used $0.4 million in cash to purchase equipment and develop certain software and $0.1 million in cash to pay certain acquisition-related costs.  During the three months ended March 31, 2007, we used $6.3 million in cash, net of cash acquired, primarily to acquire E Tech, $0.4 million to purchase property and equipment, and $50,000 to develop certain software.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2008, we made no draws from our accounts receivable line of credit.  We received proceeds of $0.4 million from exercises of stock options and purchases under our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.3 million. For the three months ended March 31, 2007, our financing activities consisted of net draws totaling $1.9 million from our accounts receivable line of credit and $0.3 million of payments on long term debt. We received $1.2 million from exercises of stock options and purchases under our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises of $1.7 million during the three month period ended March 31, 2007.

Availability of Funds from Bank Line of Credit Facility

       We have a $50 million credit facility with Silicon Valley Bank and Key Bank National Association (“Key Bank”) comprising a $25 million accounts receivable line of credit and a $25 million acquisition line of credit. Borrowings under the accounts receivable line of credit bear interest at the bank's prime rate (5.25% on March 31, 2008). As of March 31, 2008, there was no outstanding balance under the accounts receivable line of credit and $24.9 million of available borrowing capacity due to an outstanding letter of credit to secure an office lease.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

Our $25 million term acquisition line of credit with Silicon Valley Bank and Key Bank provides an additional source of financing for certain qualified acquisitions. As of March 31, 2008, there was no balance outstanding under this acquisition line of credit. Borrowings under this acquisition line of credit bear interest equal to the four year U.S. Treasury note yield plus 3% based on the spot rate on the day the draw is processed (5.2% on March 31, 2008). Draws under this acquisition line may be made through June 29, 2008. We currently have $25 million of available borrowing capacity under this acquisition line of credit.  Additionally, the line of credit bears an annual commitment fee of 0.12% on the unused portion of the line of credit.

As of March 31, 2008, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

Stock Repurchase Program

On March 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock, par value $0.001 per share.

The repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  The program runs through the end of 2009.  In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common stock.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2008. We believe that the current available funds, access to capital from our credit facilities, possible capital from registered placements of equity through the shelf registration, and cash flows generated from operations will be sufficient to meet our working capital requirements and meet our capital needs to finance acquisitions for the next twelve months.

Shelf Registration Statement

We have filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time. Approximately five million shares of common stock may be sold under this registration statement if we choose to do so.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. The Company believes its most critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, accounting for goodwill and intangible assets, purchase accounting allocation, accounting for stock-based compensation, deferred income taxes and estimating the related valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the three months ended March 31, 2008, $0.4 million and $0.7 million of our total revenues were attributable to our Canadian operations and revenues generated in Europe, respectively. Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian, Chinese, and India subsidiaries and from client receivables denominated in other than our functional currency.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to clients in Canada and Europe during the three months ended March 31, 2008, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $12.9 million and $8.1 million at March 31, 2008 and December 31, 2007, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, concluded that these disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 4, 2008 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 7, 2008	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer(Principal Executive Officer)

Date: May 7, 2008	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer(Principal Financial Officer)

Date: May 7, 2008	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration(Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our current Report on Form 8-K (File No. 001-15169) filed November 9, 2007 and incorporated herein by reference

4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.5
Form of Perficient, Inc. Performance Award Letter issued under the Perficient, Inc. Omnibus Incentive Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed on August 14, 2007 and incorporated herein by reference

10.1
Consent to Amended and Restated Loan and Security Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on March 12, 2008 and incorporated herein by reference

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