Form 10-Q
period 2008-06-30
PERFICIENT INC
filed 2008-08-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐   No ☑

As of August 1, 2008, there were 32,165,124 shares of Common Stock outstanding.

i

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$18,274	$8,070
Accounts receivable, net	49,251	50,855
Prepaid expenses	1,373	1,182
Other current assets	4,028	4,142
Total current assets	72,926	64,249
Property and equipment, net	3,000	3,226
Goodwill	104,607	103,686
Intangible assets, net	15,291	17,653
Other non-current assets	2,054	1,178
Total assets	$197,878	$189,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,817	$4,160
Other current liabilities	14,791	18,721
Total current liabilities	18,608	22,881
Deferred income taxes	1,088	1,549
Total liabilities	$19,696	$24,430

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
29,785,034 shares issued and outstanding as of June 30, 2008;
29,423,296 shares issued and outstanding as of December 31, 2007)	$30	$29
Additional paid-in capital	194,557	188,998
Accumulated other comprehensive loss	(122)	(117)
Accumulated deficit	(16,283)	(23,348)
Total stockholders’ equity	178,182	165,562
Total liabilities and stockholders’ equity	$197,878	$189,992

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	(In thousands, except per share data)
Services	$53,632	$45,961	$105,732	$89,258
Software	2,098	3,696	3,782	7,887
Reimbursable expenses	3,370	2,938	6,909	5,499
Total revenues	59,100	52,595	116,423	102,644

Cost of revenues (exclusive of depreciation shown separately below)
Project personnel costs	32,547	27,440	66,250	53,705
Software costs	1,728	3,311	3,197	6,796
Reimbursable expenses	3,370	2,938	6,909	5,499
Other project related expenses	1,316	721	2,366	1,406
Total cost of revenues	38,961	34,410	78,722	67,406

Gross margin	20,139	18,185	37,701	35,238

Selling, general and administrative	11,567	9,937	22,327	20,237
Depreciation	556	361	1,094	698
Amortization of intangible assets	1,214	980	2,431	1,826
Income from operations	6,802	6,907	11,849	12,477

Interest income	91	63	205	112
Interest expense	(2)	(15)	(13)	(65)
Other income (expense)	(98)	3	(45)	9
Income before income taxes	6,793	6,958	11,996	12,533
Provision for income taxes	2,804	2,944	4,931	5,359

Net income	$3,989	$4,014	$7,065	$7,174

Basic net income per share	$0.13	$0.15	$0.24	$0.26

Diluted net income per share	$0.13	$0.13	$0.23	$0.24

Shares used in computing basic net income per share	29,718	27,594	29,627	27,337

Shares used in computing diluted net income per share	30,763	29,835	30,744	29,642

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2008
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$(23,348)	$165,562
ePairs acquisition purchase accounting adjustment	--	--	88	--	--	88
Stock options exercised	272	1	574	--	--	575
Purchase of stock under the Employee Stock Purchase Plan	14	--	112	--	--	112
Tax benefit of stock option exercises and restricted stock vesting	--	--	238	--	--	238
Stock compensation and retirement savings plan contributions	76	--	4,547	--	--	4,547
Foreign currency translation adjustment	--	--	--	(5)	--	(5)
Net income	--	--	--	--	7,065	7,065
Total comprehensive income	--	--	--	--	--	7,060
Balance at June 30, 2008	29,785	$30	$194,557	$(122)	$(16,283)	$178,182

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$7,065	$7,174
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,094	698
Amortization of intangibles	2,431	1,826
Deferred income taxes	(451)	424
Non-cash stock compensation and retirement savings plan contributions	4,547	3,003

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,787	(2,560)
Other assets	(1,675)	2,995
Accounts payable	(361)	(2,118)
Other liabilities	(3,525)	(4,806)
Net cash provided by operating activities	10,912	6,636

INVESTING ACTIVITIES
Purchase of property and equipment	(877)	(807)
Capitalization of software developed for internal use	(69)	(72)
Cash paid for acquisitions and related costs	(292)	(13,652)
Net cash used in investing activities	(1,238)	(14,531)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	--	11,900
Payments on short-term borrowings	--	(11,900)
Payments on long-term debt	--	(1,338)
Payments for credit facility financing fees	(413)	--
Tax benefit on stock options and restricted stock vesting	238	3,038
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	687	2,139
Net cash provided by financing activities	512	3,839
Effect of exchange rate on cash and cash equivalents	18	(16)
Change in cash and cash equivalents	10,204	(4,072)
Cash and cash equivalents at beginning of period	8,070	4,549
Cash and cash equivalents at end of period	$18,274	$477

Supplemental disclosures:
Cash paid for interest	$13	$40
Cash paid for income taxes	$4,535	$418

Non cash activities:
Stock issued for purchase of businesses	$--	$12,297
Change in goodwill	$2	$(269)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 may not be indicative of the results for the full fiscal year ending December 31, 2008.

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

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software sales are recorded on a gross basis based on the Company's role as principal in the transaction.  On rare occasions, the Company enters into a software sale transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software, then the Company evaluates whether the services are essential to the functionality of the software and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the six months ended June 30, 2008, there were no triggering events that may indicate an impairment of goodwill has occurred.

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

Share-based compensation cost recognized for the three months ended June 30, 2008 was approximately $2.2 million, which included $0.2 million of expense for retirement savings plan contributions.  For the three months ended June 30, 2007, total share-based compensation cost was approximately $1.4 million.  The associated current and future income tax benefits recognized for the three months ended June 30, 2008 and 2007 were approximately $0.7 million and $0.5 million, respectively.  For the six months ended June 30, 2008 total share-based compensation cost recognized was approximately $4.5 million, which included $0.5 million of expense for retirement savings plan contributions.  For the six months ended June 30, 2007, total share-based compensation cost was approximately $3.0 million.  The associated current and future income tax benefits recognized for the six months ended June 30, 2008 and 2007 were approximately $1.4 million and $1.0 million, respectively.   As of June 30, 2008, there was $27.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years.

Stock option activity for the six months ended June 30, 2008 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2008	2,379	$0.02 – 16.94	$4.44
Options exercised	(272)	0.02 – 10.00	2.11
Options outstanding at June 30, 2008	2,107	0.03 – 16.94	4.75
Options vested at June 30, 2008	1,725	$0.03 – 16.94	$4.38

Restricted stock activity for the six months ended June 30, 2008 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2008	2,053	$14.33
Awards granted	177	8.89
Awards vested	(18)	13.67
Awards forfeited	(71)	14.54
Restricted stock awards outstanding at June 30, 2008	2,141	$13.88

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,989	$4,014	$7,065	$7,174
Basic:
Weighted-average shares of common stock outstanding	29,718	27,594	29,627	27,337
Shares used in computing basic net income per share	29,718	27,594	29,627	27,337

Effect of dilutive securities:
Stock options	918	1,835	993	1,920
Warrants	6	8	7	8
Restricted stock subject to vesting	121	398	117	377
Shares used in computing diluted net income per share (1)	30,763	29,835	30,744	29,642

Basic net income per share	$0.13	$0.15	$0.24	$0.26

Diluted net income per share	$0.13	$0.13	$0.23	$0.24

(1)
For the three months ended June 30, 2008, approximately 216,000 options for shares and 1.6 million shares of restricted stock were excluded.  For the six months ended June 30, 2008, approximately 198,000 options for shares and 1.6 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2008 remaining	$1,257
2009	2,158
2010	1,829
2011	1,454
2012	497
Thereafter	271
Total minimum lease payments	$7,466

At June 30, 2008, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and reduces the credit available for revolving credit borrowings under the Company’s credit agreement with Silicon Valley Bank and KeyBank National Association.

6. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	June 30, 2008	December 31, 2007
Accounts receivable	$30,427	$36,894
Unbilled revenue	19,446	15,436
Allowance for doubtful accounts	(622)	(1,475)
Total	$49,251	$50,855

The components of other current assets are as follows (in thousands):
	June 30, 2008	December 31, 2007
Note receivable (1)	$1,265	$--
Deferred current tax assets	826	837
Income tax receivable	790	1,670
Miscellaneous receivable	514	211
Payroll tax refund receivable	188	527
Other current assets	445	897
Total	$4,028	$4,142

(1)
In June 2008, the Company entered into a note arrangement with a customer.  The note provides that the customer will pay for a portion of services performed by the Company up to $2.5 million over a one-year term.  The customer’s outstanding balance bears an annual interest rate of 10%.

The components of other current liabilities are as follows (in thousands):
	June 30, 2008	December 31, 2007
Accrued bonus	$5,049	$9,378
Payroll related costs	2,387	1,862
Accrued subcontractor fees	2,151	2,399
Accrued reimbursable expenses	1,108	788
Accrued medical claims expense	839	850
Deferred revenues	718	1,439
Other accrued expenses	2,539	2,005
Total	$14,791	$18,721

Property and equipment consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Computer hardware (useful life of 2 years)	$6,054	$5,805
Furniture and fixtures (useful life of 5 years)	1,407	1,248
Leasehold improvements (useful life of 5 years)	953	884
Software (useful life of 1 year)	1,113	920
Less: Accumulated depreciation	(6,527)	(5,631)
Total	$3,000	$3,226

 7. Business Combinations

    The Company did not enter into any agreements to acquire another business during the six months ended June 30, 2008.

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

On September 20, 2007, the Company acquired BoldTech Systems, Inc. (“BoldTech”), an information technology consulting firm, for approximately $20.9 million. The purchase price consists of approximately $10.0 million in cash, transaction costs of $1.0 million, and 449,680 shares of the Company’s common stock valued at approximately $23.69 per share (approximately $10.6 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $723,000 as determined by a third party valuation firm. The results of BoldTech’s operations have been included in the Company’s consolidated financial statements since September 20, 2007.

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

8. Goodwill and Intangible Assets

     Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

Balance at December 31, 2007	$103,686
Adjustments to preliminary purchase price allocations for 2007 acquisitions	919
Adjustments to goodwill related to deferred taxes associated with acquisitions	2
Balance at June 30, 2008	$104,607

     Intangible Assets with Definite Lives
Following is a summary of Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$21,130	$(7,294)	$13,836	$21,130	$(5,285)	$15,845
Non-compete agreements	2,633	(1,824)	809	2,633	(1,550)	1,083
Internally developed software	1,242	(596)	646	1,173	(448)	725
Total	$25,005	$(9,714)	$15,291	$24,936	$(7,283)	$17,653

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

9. Line of Credit and Long-Term Debt

On May 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Agreement replaces the Company’s Amended and Restated Loan and Security Agreement dated as of June 3, 2005 and further amended on June 29, 2006.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (5.0% on June 30, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.46% on June 30, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of June 30, 2008, the Company has $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of at least 2.75 to 1.00.  As of June 30, 2008, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next three months. Substantially all of the Company’s assets are pledged to secure the credit facility.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48,  Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of June 30, 2008.

The Company’s effective tax rate was 41.3% and 41.1% for the three and six months ended June 30, 2008, respectively, compared to 42.3% and 42.8% for the three and six months ended June 30, 2007, respectively. The decrease in the effective rate is due to a decline in the state tax rate and less non-deductible executive stock compensation. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible stock compensation partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.4 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $2.3 million related to stock compensation, reserves and accruals. At June 30, 2008, deferred tax assets net of the valuation allowance total $4.6 million and are offset primarily by deferred tax liabilities of $4.9 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions.  All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Internal Revenue Code.

11.  Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present in Conformity With GAAP, SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standard (“AU”) Section 411, The Meaning of Present Fairly in Conformity with GAAP.  The Company has evaluated SFAS 162 and has determined that it will not have a significant impact on its financial reporting.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement will require, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 17% of our services revenues for the three and six months ended June 30, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock, option grants to employees, and retirement savings plan contributions. Cost of revenues also includes third-party software costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other information technology related equipment.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand and continuing to make disciplined acquisitions. We believe the United States represents an attractive market for growth, primarily through acquisitions. As demand for our services grows, we anticipate increasing the number of professionals in our 19 North American offices and adding new offices throughout the United States, both organically and through acquisitions. We also intend to continue to leverage our existing ‘offshore’ capabilities to support our growth and provide our clients flexible options for project delivery. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses help us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

Consistent with our strategy of growth through disciplined acquisitions, we consummated nine acquisitions since January 1, 2005, including four in 2007.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues. Total revenues increased 12% to $59.1 million for the three months ended June 30, 2008 from $52.6 million for the three months ended June 30, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$53,632	$45,961	$7,671	$9,961	$(2,290)
Software Revenues	2,098	3,696	(1,598)	515	(2,113)
Reimbursable Expenses	3,370	2,938	432	497	(65)
Total Revenues	$59,100	$52,595	$6,505	$10,973	$(4,468)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

Services revenues increased 17% to $53.6 million for the three months ended June 30, 2008 from $46.0 million for the three months ended June 30, 2007.  Services revenues attributable to our base business decreased $2.3 million while services revenues attributable to the companies acquired in 2007 increased $10.0 million, resulting in a net increase of $7.7 million.

Software revenues decreased 43% to $2.1 million for the three months ended June 30, 2008 from $3.7 million for the three months ended June 30, 2007 due mainly to decreased large software transactions and generally slower demand.  Software revenues attributable to our base business decreased $2.1 million while software revenues attributable to the companies acquired in 2007 increased $0.5 million, resulting in a net decrease of $1.6 million.  Reimbursable expenses increased 15% to $3.4 million for the three months ended June 30, 2008 from $2.9 million for the three months ended June 30, 2007. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 13% to $39.0 million for the three months ended June 30, 2008 from $34.4 million for the three months ended June 30, 2007.  Cost of revenues attributable to our base business decreased $2.6 million while cost of revenues attributable to the companies acquired in 2007 increased $7.2 million, resulting in a net increase of $4.6 million. The average number of professionals performing services, including subcontractors, increased to 1,150 for the three months ended June 30, 2008 from 925 for the three months ended June 30, 2007.

Costs associated with software sales decreased 48% to $1.7 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007 which directly relates to the decline in software revenues as discussed above.  Costs associated with software sales attributable to our base business decreased $2.0 million, while costs associated with software sales attributable to acquired companies increased $0.4 million, resulting in a net decrease of $1.6 million.

Gross Margin. Gross margin increased 11% to $20.1 million for the three months ended June 30, 2008 from $18.2 million for the three months ended June 30, 2007. Gross margin as a percentage of revenues decreased to 34.1% for the three months ended June 30, 2008 from 34.6% for the three months ended June 30, 2007 due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 36.9% for the three months ended June 30, 2008 from 38.7% for the three months ended June 30, 2007 primarily as a result of higher non-reimbursable project related costs and higher stock compensation.  The average utilization rate of our professionals, excluding subcontractors, increased to 84% for the three months ended June 30, 2008 compared to 83% for the three months ended June 30, 2007. The Company’s average bill rates decreased to $107 per hour at June 30, 2008 compared to $114 per hour at June 30, 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average bill rate at June 30, 2008 excluding China, ePairs, and subcontractors was $117 per hour compared to $119 per hour at June 30, 2007.  Software gross margin increased to 17.6% for the three months ended June 30, 2008 from 10.4% for the three months ended June 30, 2007.

Selling, General and Administrative. SG&A expenses increased 16% to $11.5 million for the three months ended June 30, 2008 from $9.9 million for the three months ended June 30, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in thousands)
Stock compensation expense	$537
Salary expense	517
Office and technology related costs	454
Sales related costs	340
Other	351
Bonus expense	(569)
Net increase	$1,630

SG&A expenses, as a percentage of services revenues, excluding reimbursed expenses, remained consistent at 21.6% for the three months ended June 30, 2008 and 2007.  Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 3.0% for the three months ended June 30, 2008 compared to 2.3% for the three months ended June 30, 2007 due primarily to restricted stock awards granted in the fourth quarter of 2007.  Salary expense as a percentage of service revenues, excluding reimbursable expenses, increased to 4.5% for the three months ended June 30, 2008 compared to 4.1% for the three months ended June 30, 2007 due to higher general and administrative costs associated with the acquisitions completed in the second half of 2007.

Depreciation. Depreciation expense increased 54% to $0.6 million for the three months ended June 30, 2008 from $0.4 million for the three months ended June 30, 2007. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the three months ended June 30, 2008 and 2007, respectively.

Intangibles Amortization. Intangible amortization expense increased 24% to $1.2 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. The increase in amortization expense reflects the acquisition of intangibles in 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 7, Business Combinations, of our condensed consolidated financial statements.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 41.3% for the three months ended June 30, 2008 from 42.3% for the three months ended June 30, 2007 due mainly to a decrease in our state tax rate and less non-deductible executive stock compensation.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

    Revenues. Total revenues increased 13% to $116.4 million for the six months ended June 30, 2008 from $102.6 million for the six months ended June 30, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$105,732	$89,258	$16,474	$20,968	$(4,494)
Software Revenues	3,782	7,887	(4,105)	1,313	(5,418)
Reimbursable Expenses	6,909	5,499	1,410	892	518
Total Revenues	$116,423	$102,644	$13,779	$23,173	$(9,394)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

Services revenues increased 18% to $105.7 million for the six months ended June 30, 2008 from $89.3 million for the six months ended June 30, 2007.  Services revenues attributable to our base business decreased $4.5 million while services revenues attributable to the companies acquired in 2007 increased $21.0 million, resulting in a net increase of $16.5 million.

Software revenues decreased 52% to $3.8 million for the six months ended June 30, 2008 from $7.9 million for the six months ended June 30, 2007 due mainly to decreased large software transactions and generally slower demand.  Software revenues attributable to our base business decreased $5.4 million while software revenues attributable to the companies acquired in 2007 increased $1.3 million, resulting in a net decrease of $4.1 million.  Reimbursable expenses increased 26% to $6.9 million for the six months ended June 30, 2008 from $5.5 million for the six months ended June 30, 2007. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 17% to $78.7 million for the six months ended June 30, 2008 from $67.4 million for the six months ended June 30, 2007.  Cost of revenues attributable to our base business decreased $4.4 million while cost of revenues attributable to the companies acquired in 2007 increased $15.7 million, resulting in a net increase of $11.3 million.  The increase in cost of revenues from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 1,167 for the six months ended June 30, 2008 from 894 for the six months ended June 30, 2007.

Costs associated with software sales decreased 53% to $3.2 million for the six months ended June 30, 2008 from $6.8 million for the six months ended June 30, 2007 in connection with decreased software revenue. Costs associated with software sales attributable to our base business decreased $4.7 million, while costs associated with software sales attributable to acquired companies increased $1.1 million, resulting in a net decrease of $3.6 million.

Gross Margin. Gross margin increased 7% to $37.7 million for the six months ended June 30, 2008 from $35.2 million for the six months ended June 30, 2007. Gross margin, as a percentage of revenues, decreased to 32.4% for the six months ended June 30, 2008 from 34.3% for the six months ended June 30, 2007, due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 35.1% for the six months ended June 30, 2008 from 38.3% for the six months ended June 30, 2007 primarily related to higher labor costs and lower utilization. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 81% for the six months ended June 30, 2008 compared to 83% for the six months ended June 30, 2007.  The Company’s average bill rates decreased to $107 per hour at June 30, 2008 compared to $114 per hour at June 30, 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average bill rate at June 30, 2008 excluding China, ePairs, and subcontractors was $117 per hour compared to $119 per hour at June 30, 2007.  Software gross margin increased to 15.5% for the six months ended June 30, 2008 from 13.8% for the six months ended June 30, 2007.

Selling, General and Administrative. SG&A expenses increased 10% to $22.3 million for the six months ended June 30, 2008 from $20.2 million for the six months ended June 30, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in thousands)
Salary expense	$952
Office and technology related costs	928
Stock compensation expense	922
Sales related costs	781
Other	241
Bonus expense	(1,734)
Net increase	$2,090

SG&A expenses, as a percentage of service revenues, excluding reimbursable expenses, decreased to 21.1% for the six months ended June 30, 2008 from 22.7% for the six months ended June 30, 2007 due mainly to the decrease in bonus costs.  Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 0.2% for the six months ended June 30, 2008 compared to 2.2% for the six months ended June 30, 2007 due to increasingly challenging growth and profitability targets in 2008.  Stock compensation expense, as a percentage of services revenues, excluding reimbursed expenses, increased to 3.0% for the six months ended June 30, 2008 compared to 2.5% for the six months ended June 30, 2007 due primarily to restricted stock awards granted in the fourth quarter of 2007.

Depreciation. Depreciation expense increased 57% to $1.1 million for the six months ended June 30, 2008 from $0.7 million for the six months ended June 30, 2007. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the six months ended June 30, 2008 and 2007, respectively.

Intangibles Amortization. Intangibles amortization expense increased 33% to $2.4 million for the six months ended June 30, 2008 from $1.8 million for the six months ended June 30, 2007. The increase in amortization expense reflects the acquisition of intangibles acquired in 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 7, Business Combinations, of our condensed consolidated financial statements.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 41.1% for the six months ended June 30, 2008 from 42.8% for the six months ended June 30, 2007 due mainly to a decrease in our state tax rate and less non-deductible executive stock compensation.

 Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:

	As of June 30, 2008	As of December 31, 2007
	(in millions)
Cash and cash equivalents	$18.3	$8.1
Working capital	$54.3	$41.4
Amounts available under credit facilities	$49.9	$49.8

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our needs for at least the next twelve months.  Net cash provided by operating activities for the six months ended June 30, 2008 was $10.9 million compared to $6.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net income of $7.1 million plus non-cash charges of $7.6 million was offset by investments in working capital of $3.8 million.  The primary components of operating cash flows for the six months ended June 30, 2007 were net income after adding back non-cash expenses of $13.2 million offset by investments in working capital of $6.5 million.  The Company’s days sales outstanding as of June 30, 2008 increased to 75 days from 73 days at June 30, 2007.

Net Cash Used in Investing Activities

During the six months ended June 30, 2008, we used $0.3 million in cash to pay certain acquisition-related costs and $0.9 million in cash to purchase equipment and develop certain software.  During the six months ended June 30, 2007, we used $13.7 million in cash, net of cash acquired, primarily to acquire E Tech and Tier1 and $0.9 million to purchase property and equipment and to develop certain software.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2008, we made no draws from our line of credit; however, we made payments of $0.4 million in fees to establish our new credit facility.  We received proceeds of $0.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.2 million. For the six months ended June 30, 2007, our financing activities consisted primarily of $1.3 million of payments on long-term debt. Also, we received $2.1 million of proceeds from exercises of stock options and sales of stock through the Company's Employee Stock Purchase Program and we realized tax benefits related to stock option exercises of $3.0 million during the six month period ended June 30, 2007.

Availability of Funds from Bank Line of Credit Facility

    On May 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Agreement replaces the Company’s Amended and Restated Loan and Security Agreement dated as of June 3, 2005 and further amended on June 29, 2006.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  The credit facility will be used for ongoing, general corporate purposes.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (5.0% on June 30, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.46% on June 30, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of June 30, 2008, the Company has $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of June 30, 2008, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next three months. Substantially all of our assets are pledged to secure the credit facility.

Stock Repurchase Program

On March 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock, par value $0.001 per share.

The repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  The program runs through the end of 2009.  In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common stock.  As of June 30, 2008, no shares have been repurchased under this program.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2008.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.  We had previously registered these shares of our common stock under a previous registration statement on Form S-3.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the six months ended June 30, 2008, $0.9 million and $1.3 million of our total revenues were attributable to our Canadian operations and revenues generated in Europe, respectively. Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian, Chinese, and India subsidiaries and from client receivables denominated in other than our functional currency.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to clients in Canada and Europe during the six months ended June 30, 2008, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $18.3 million and $8.1 million at June 30, 2008 and December 31, 2007, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on June 16, 2008, the following matters were voted on:

1.	Election of five directors to the Board of Directors.
	For	Withheld
John T. McDonald	24,568,191	1,122,658
David S. Lundeen	18,456,266	7,234,583
Max D. Hopper	18,118,803	7,572,046
Kenneth R. Johnsen	18,467,285	7,223,564
Ralph C. Derrickson	25,223,596	467,253

2.	To ratify the selection of the Company’s independent registered public accounting firm, KPMG LLP.

For	Against	Abstain
25,591,954	76,143	22,752

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 7, 2008	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer(Principal Executive Officer)

Date: August 7, 2008	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer(Principal Financial Officer)

Date: August 7, 2008	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration(Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
4.1
Specimen Certificate for shares of common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.5
Form of Perficient, Inc. Performance Award Letter issued under the Perficient, Inc. Omnibus Incentive Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2007 and incorporated herein by reference

10.1
Credit Agreement dated May 30, 2008, by and among Perficient, Inc., as Borrower, the guarantors from time to time parties thereto, as Guarantors, the lenders from time to time parties thereto, Silicon Valley Bank, as Administrative Agent, Co-Lead Arranger and Issuing Lender, and KeyBank National Association, as Co-Lead Arranger, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 3, 2008 and incorporated herein by reference

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