Form 10-Q
period 2008-09-30
PERFICIENT INC
filed 2008-11-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑      Yes  ☐        No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer☐	Accelerated filer ☑
Non-accelerated filer (Do not check if smaller reporting company)☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of October 31, 2008, there were 32,399,343 shares of Common Stock outstanding.

i

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$15,553	$8,070
Accounts and note receivable, net	49,809	50,855
Prepaid expenses	1,549	1,182
Other current assets	3,197	4,142
Total current assets	70,108	64,249
Property and equipment, net	2,670	3,226
Goodwill	104,327	103,686
Intangible assets, net	14,195	17,653
Deferred income taxes	1,144	--
Other non-current assets	1,348	1,178
Total assets	$193,792	$189,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,841	$4,160
Other current liabilities	13,040	18,721
Total current liabilities	15,881	22,881
Deferred income taxes	--	1,549
Total liabilities	$15,881	$24,430

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
29,887,747 shares issued and 29,232,156 shares outstanding as of September 30, 2008;
29,423,296 shares issued and outstanding as of December 31, 2007)	$30	$29
Additional paid-in capital	196,922	188,998
Accumulated other comprehensive loss	(148)	(117)
Treasury stock, at cost (655,591 shares as of September 30, 2008)	(4,786)	--
Accumulated deficit	(14,107)	(23,348)
Total stockholders’ equity	177,911	165,562
Total liabilities and stockholders’ equity	$193,792	$189,992

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	(In thousands, except per share data)
Services	$52,510	$48,387	$158,242	$137,645
Software and hardware	2,290	1,582	6,072	9,469
Reimbursable expenses	3,506	3,115	10,415	8,614
Total revenues	58,306	53,084	174,729	155,728

Cost of revenues (exclusive of depreciation shown separately below)
Project personnel costs	32,387	28,954	98,637	82,659
Software and hardware costs	1,936	1,147	5,133	7,944
Reimbursable expenses	3,506	3,115	10,415	8,614
Other project related expenses	1,301	822	3,667	2,228
Total cost of revenues	39,130	34,038	117,852	101,445

Gross margin	19,176	19,046	56,877	54,283

Selling, general and administrative	13,047	9,829	35,374	30,065
Depreciation	535	371	1,629	1,069
Amortization	1,192	1,277	3,623	3,103
Income from operations	4,402	7,569	16,251	20,046

Interest income	178	79	383	191
Interest expense	--	--	(13)	(65)
Other income (expense)	(903)	1	(948)	10
Income before income taxes	3,677	7,649	15,673	20,182
Provision for income taxes	1,501	3,108	6,432	8,467

Net income	$2,176	$4,541	$9,241	$11,715

Basic net income per share	$0.07	$0.16	$0.31	$0.42

Diluted net income per share	$0.07	$0.15	$0.30	$0.39

Shares used in computing basic net income per share	29,499	28,258	29,584	27,644

Shares used in computing diluted net income per share	30,435	30,324	30,641	29,869

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2008
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$--	$(23,348)	$165,562
E Tech and ePairs acquisition purchase accounting adjustments	(19)	--	(289)	--	--	--	(289)
Stock options exercised	324	1	714	--	--	--	715
Purchase of stock under the Employee Stock Purchase Plan	22	--	161	--	--	--	161
Tax benefit of stock option exercises and restricted stock vesting	--	--	574	--	--	--	574
Stock compensation and retirement savings plan contributions	119	--	6,764	--	--	--	6,764
Purchases of treasury stock	(637)	--	--	--	(4,786)	--	(4,786)
Foreign currency translation adjustment	--	--	--	(31)	--	--	(31)
Net income	--	--	--	--	--	9,241	9,241
Total comprehensive income	--	--	--	--	--	--	9,210
Balance at September 30, 2008	29,232	$30	$196,922	$(148)	$(4,786)	$(14,107)	$177,911

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$9,241	$11,715
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,629	1,069
Amortization	3,623	3,103
Deferred income taxes	(2,605)	895
Non-cash stock compensation and retirement savings plan contributions	6,764	4,464

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	1,014	(2,071)
Other assets	(380)	77
Accounts payable	(1,334)	(2,335)
Other liabilities	(5,192)	(6,759)
Net cash provided by operating activities	12,760	10,158

INVESTING ACTIVITIES
Purchase of property and equipment	(1,083)	(1,332)
Capitalization of software developed for internal use	(130)	(132)
Cash paid for acquisitions and related costs	(326)	(20,912)
Net cash used in investing activities	(1,539)	(22,376)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	--	11,900
Payments on short-term borrowings	--	(11,900)
Payments on long-term debt	--	(1,338)
Payments for credit facility financing fees	(420)	--
Tax benefit on stock options and restricted stock vesting	574	6,154
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	876	3,225
Purchases of treasury stock	(4,786)	--
Net cash provided by financing activities	(3,756)	8,041
Effect of exchange rate on cash and cash equivalents	18	(27)
Change in cash and cash equivalents	7,483	(4,204)
Cash and cash equivalents at beginning of period	8,070	4,549
Cash and cash equivalents at end of period	$15,553	$345

Supplemental disclosures:
Cash paid for interest	$13	$40
Cash paid for income taxes	$8,882	$3,450

Non cash activities:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$(378)	$22,899
Change in goodwill	$2	$(270)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 may not be indicative of the results for the full fiscal year ending December 31, 2008.

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

Reclassification

Certain reclassifications of prior period information have been made to conform to the current period presentation.

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company's role as principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets  (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment. During the nine months ended September 30, 2008, there were no triggering events that may indicate an impairment of goodwill has occurred.

Due to recent volatility in the equity markets and the decline in the value of the Company’s share price, management will continue to monitor the Company’s common stock price relative to its book value per common share.  If the Company’s common stock price trades below its book value per share for a continued and sustained period of time, it could signify a triggering event that may indicate an impairment of goodwill has occurred.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Share-based compensation cost recognized for the three months ended September 30, 2008 was approximately $2.2 million, which included $0.2 million of expense for retirement savings plan contributions.  For the three months ended September 30, 2007, total share-based compensation cost was approximately $1.5 million.  The associated current and future income tax benefits recognized for the three months ended September 30, 2008 and 2007 were approximately $0.7 million and $0.6 million, respectively.  For the nine months ended September 30, 2008, total share-based compensation cost recognized was approximately $6.8 million, which included $0.7 million of expense for retirement savings plan contributions.  For the nine months ended September 30, 2007, total share-based compensation cost was approximately $4.5 million.  The associated current and future income tax benefits recognized for the nine months ended September 30, 2008 and 2007 were approximately $2.2 million and $1.5 million, respectively.   As of September 30, 2008, there was $31.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years.

Stock option activity for the nine months ended September 30, 2008 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2008	2,379	$0.02 – 16.94	$4.44
Options exercised	(324)	0.02 – 10.00	2.20
Options cancelled	(1)	3.10 – 7.48	7.28
Options outstanding at September 30, 2008	2,054	0.03 – 16.94	4.80
Options vested at September 30, 2008	1,692	$0.03 – 16.94	$4.46

Restricted stock activity for the nine months ended September 30, 2008 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2008	2,053	$14.33
Awards granted	1,041	7.26
Awards vested	(37)	14.67
Awards forfeited	(80)	14.06
Restricted stock awards outstanding at September 30, 2008	2,977	$11.86

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$2,176	$4,541	$9,241	$11,715
Basic:
Weighted-average shares of common stock outstanding	29,499	28,258	29,584	27,644
Shares used in computing basic net income per share	29,499	28,258	29,584	27,644

Effect of dilutive securities:
Stock options	811	1,601	933	1,813
Warrants	6	7	6	8
Restricted stock subject to vesting	119	458	118	404
Shares used in computing diluted net income per share (1)	30,435	30,324	30,641	29,869

Basic net income per share	$0.07	$0.16	$0.31	$0.42

Diluted net income per share	$0.07	$0.15	$0.30	$0.39

(1)
For the three months ended September 30, 2008, approximately 458,000 options for shares and 1.6 million shares of restricted stock were excluded.  For the nine months ended September 30, 2008, approximately 285,000 options for shares and 1.6 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2008 remaining	$610
2009	2,142
2010	1,829
2011	1,454
2012	497
Thereafter	271
Total minimum lease payments	$6,803

At September 30, 2008, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and while outstanding reduces the credit available for revolving credit borrowings under the Company’s credit agreement with Silicon Valley Bank and KeyBank National Association.

6. Balance Sheet Components

        The components of accounts receivable are as follows (in thousands):
	September 30, 2008	December 31, 2007
Accounts receivable	$30,093	$36,894
Unbilled revenue	20,043	15,436
Note receivable (1)	1,895	--
Allowance for doubtful accounts	(2,222)	(1,475)
Total	$49,809	$50,855

(1)
In June 2008, the Company entered into a note arrangement with a customer.  The note provides that the customer will pay for a portion of services performed by the Company up to $2.5 million over a one-year term.  The customer’s outstanding balance bears an annual interest rate of 10%.

The components of other current assets are as follows (in thousands):
	September 30, 2008	December 31, 2007
Income tax receivable	$1,672	$1,670
Deferred tax asset	749	837
Other current assets	396	1,424
Miscellaneous receivable	380	211
Total	$3,197	$4,142

The components of other current liabilities are as follows (in thousands):
	September 30, 2008	December 31, 2007
Accrued bonus	$3,971	$9,378
Payroll related costs	2,530	1,862
Other accrued expenses	2,407	2,005
Accrued subcontractor fees	1,913	2,399
Accrued reimbursable expenses	1,033	788
Accrued medical claims expense	678	850
Deferred revenues	508	1,439
Total	$13,040	$18,721

Property and equipment consists of the following (in thousands):
	September 30, 2008	December 31, 2007
Computer hardware (useful life of 2 years)	$6,113	$5,805
Furniture and fixtures (useful life of 5 years)	1,416	1,248
Leasehold improvements (useful life of 5 years)	964	884
Software (useful life of 1 year)	1,159	920
Less: Accumulated depreciation	(6,982)	(5,631)
Total	$2,670	$3,226

 7. Business Combinations

The Company did not enter into any agreements to acquire another business during the nine months ended September 30, 2008.

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

        During the third quarter 2008, the Company and the shareholder representative for E Tech reached a settlement agreement related to an escrow claim.  As a result of the settlement, the Company reacquired approximately 19,000 shares of its common stock issued as consideration.  The settlement was recorded as a reduction to goodwill and additional paid-in capital in the third quarter 2008.

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

8. Goodwill and Intangible Assets

     Goodwill

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

Balance at December 31, 2007	$103,686
Adjustments to preliminary purchase price allocations for 2007 acquisitions	639
Adjustments to goodwill related to deferred taxes associated with acquisitions	2
Balance at September 30, 2008	$104,327

     Intangible Assets with Definite Lives

Following is a summary of Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$21,130	$(8,235)	$12,895	$21,130	$(5,285)	$15,845
Non-compete agreements	2,633	(1,961)	672	2,633	(1,550)	1,083
Internally developed software	1,303	(675)	628	1,173	(448)	725
Total	$25,066	$(10,871)	$14,195	$24,936	$(7,283)	$17,653

The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (5.00% on September 30, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (3.93% on September 30, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of September 30, 2008, the Company has $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of at least 2.75 to 1.00.  As of September 30, 2008, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next three months. Substantially all of the Company’s assets are pledged to secure the credit facility.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48,   Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of September 30, 2008.

The Company’s effective tax rate was 40.8% and 41.0% for the three and nine months ended September 30, 2008, respectively, compared to 40.6% and 41.9% for the three and nine months ended September 30, 2007, respectively. The decrease in the effective rate for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due primarily to a decline in non-deductible executive stock compensation and non-deductible expense related to incentive stock options. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and non-deductible stock compensation partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.4 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $4.9 million related to stock compensation, reserves and accruals. At September 30, 2008, deferred tax assets net of the valuation allowance total $7.2 million and are offset primarily by deferred tax liabilities of $5.3 million related to identifiable intangibles and cash to accrual adjustments from prior acquisitions.  All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Internal Revenue Code.

11.  Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With GAAP, SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to United States Auditing Standard (“AU”) Section 411, The Meaning of Present Fairly in Conformity with GAAP.  The Company has evaluated SFAS 162 and has determined that it will not have a significant impact on its financial reporting.

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

As of September 30, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company’s consolidated financial statements.

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

The following discussion should be read along with the unaudited consolidated condensed financial statements and notes thereto included in Item 1 of this Quarterly Report as well as the audited consolidated financial statements and notes thereto.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the three months ended September 30, 2008 and 15% of our services revenues for the nine months ended September 30, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided we act as a principal in the transaction. In the event we do not meet the requirements to be considered a principal in the transaction and act as an agent, the revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate from quarter-to-quarter depending on our customers’ demand for these products.

If we enter into contracts for the sale of services and software or hardware, Company management evaluates whether the services are essential to the functionality of the software or hardware and whether the Company has objective fair value evidence for each deliverable in the transaction. If management concludes the services to be provided are not essential to the functionality of the software or hardware and can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these separation criteria.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology professionals and subcontractors. Non-cash compensation includes stock compensation expenses arising from restricted stock, option grants to employees, and retirement savings plan contributions. Cost of revenues also includes third-party software and hardware costs, reimbursable expenses and other unreimbursed project related expenses. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other information technology related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Subject to fluctuations resulting from our acquisitions, we expect these key metrics of our services business to remain relatively constant for the foreseeable future assuming there are no further declines in the demand for information technology software and services. Gross margin percentages of third party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

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

Consistent with our strategy of growth through disciplined acquisitions, we consummated nine acquisitions since January 1, 2005, including four in 2007.  Given the current economic conditions, the Company has temporarily suspended making additional acquisitions pending improved visibility into the health of the economy.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues. Total revenues increased 10% to $58.3 million for the three months ended September 30, 2008 from $53.1 million for the three months ended September 30, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$52,510	$48,387	$4,123	$6,860	$(2,737)
Software and Hardware Revenues	2,290	1,582	708	937	(229)
Reimbursable Expenses	3,506	3,115	391	565	(174)
Total Revenues	$58,306	$53,084	$5,222	$8,362	$(3,140)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

Services revenues increased 9% to $52.5 million for the three months ended September 30, 2008 from $48.4 million for the three months ended September 30, 2007.  Services revenues attributable to our base business decreased $2.7 million while services revenues attributable to the companies acquired in 2007 increased $6.8 million, resulting in a net increase of $4.1 million.

Software and hardware revenues increased 45% to $2.3 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007 due mainly to an increase in the volume of large software transactions.  Software and hardware revenues attributable to our base business decreased $0.2 million while software and hardware revenues attributable to the companies acquired in 2007 increased $0.9 million, resulting in a net increase of $0.7 million.  Reimbursable expenses increased 13% to $3.5 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 15% to $39.1 million for the three months ended September 30, 2008 from $34.0 million for the three months ended September 30, 2007.  Cost of revenues attributable to our base business decreased $1.4 million while cost of revenues attributable to the companies acquired in 2007 increased $6.5 million, resulting in a net increase of $5.1 million. The average number of professionals performing services, including subcontractors, increased to 1,156 for the three months ended September 30, 2008 from 973 for the three months ended September 30, 2007.

Costs associated with software and hardware sales increased 69% to $1.9 million for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007 which directly relates to the increase in software and hardware revenues as discussed above.  Base business accounted for 9% of the increase in costs associated with software and hardware sales for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The remaining 91% of the increase in costs associated with software and hardware sales is attributable to acquired companies.

Gross Margin. Gross margin increased 0.7% to $19.2 million for the three months ended September 30, 2008 from $19.1 million for the three months ended September 30, 2007. Gross margin as a percentage of revenues decreased to 32.9% for the three months ended September 30, 2008 from 35.9% for the three months ended September 30, 2007 due to a decrease in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, decreased to 35.8% for the three months ended September 30, 2008 from 38.5% for the three months ended September 30, 2007 primarily as a result of higher labor related costs associated with a soft revenue cycle and delays in the start dates of projects.  The average utilization rate of our professionals, excluding subcontractors, decreased to 80% for the three months ended September 30, 2008 compared to 82% for the three months ended September 30, 2007. The Company’s average bill rates decreased to $108 per hour for the three months ended September 30, 2008 compared to $115 per hour for the three months ended September 30, 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average bill rate for the three months ended September 30, 2008 excluding China, ePairs, and subcontractors was $114 per hour compared to $120 per hour for the three months ended September 30, 2007.  Software and hardware gross margin decreased to 15.5% for the three months ended September 30, 2008 from 27.5% for the three months ended September 30, 2007 due to a decrease in the number of software transactions with high margins related to the increasingly competitive economic conditions and software pricing.

Selling, General and Administrative. SG&A expenses increased 33% to $13.0 million for the three months ended September 30, 2008 from $9.8 million for the three months ended September 30, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in thousands)
Bad debt expense	$1,875
Office and technology related costs	495
Stock compensation expense	480
Other	324
Salary expense	323
Sales related costs	234
Bonus expense	(513)
Net increase	$3,218

SG&A expenses, as a percentage of services revenues, excluding reimbursed expenses, increased to 24.8% for the three months ended September 30, 2008 from 20.3% for the three months ended September 30, 2007 due primarily to an increase in bad debt expense.  Bad debt expense increased due primarily to a deterioration in the current economic environment.  As a result of this current economic environment, certain customer’s credit ratings, financial stability and payment history weakened during the quarter, which resulted in the Company increasing the expense associated with the allowance for doubtful accounts by approximately $1.5 million during the three months ended September 30, 2008.

Depreciation. Depreciation expense increased 44% to $0.5 million for the three months ended September 30, 2008 from $0.4 million for the three months ended September 30, 2007. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the three months ended September 30, 2008 and 2007, respectively.

Amortization. Amortization decreased 7% to $1.2 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets.  The valuations of the Company’s intangible assets subject to amortization and the estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Goodwill and Intangible Assets, of our Notes to Unaudited Condensed Consolidated Financial Statements.

Other Expense.  During the third quarter 2008, we expensed $0.9 million of previously capitalized deferred offering costs.  We no longer intend to use the current shelf registration statement associated with these costs for an equity offering.  As required, we wrote off the deferred offering costs in the third quarter.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased slightly to 40.8% for the three months ended September 30, 2008 from 40.6% for the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

        Revenues. Total revenues increased 12% to $174.7 million for the nine months ended September 30, 2008 from $155.7 million for the nine months ended September 30, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$158,242	$137,645	$20,597	$27,839	$(7,242)
Software and Hardware Revenues	6,072	9,469	(3,397)	2,251	(5,648)
Reimbursable Expenses	10,415	8,614	1,801	1,458	343
Total Revenues	$174,729	$155,728	$19,001	$31,548	$(12,547)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

Services revenues increased 15% to $158.2 million for the nine months ended September 30, 2008 from $137.6 million for the nine months ended September 30, 2007.  Services revenues attributable to our base business decreased $7.2 million while services revenues attributable to the companies acquired in 2007 increased $27.8 million, resulting in a net increase of $20.6 million.

Software and hardware revenues decreased 36% to $6.1 million for the nine months ended September 30, 2008 from $9.5 million for the nine months ended September 30, 2007 due mainly to a decrease in the number of software sales and generally slower demand.  Software and hardware revenues attributable to our base business decreased $5.6 million while software and hardware revenues attributable to the companies acquired in 2007 increased $2.2 million, resulting in a net decrease of $3.4 million.  Reimbursable expenses increased 21% to $10.4 million for the nine months ended September 30, 2008 from $8.6 million for the nine months ended September 30, 2007. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 16% to $117.8 million for the nine months ended September 30, 2008 from $101.4 million for the nine months ended September 30, 2007.  Cost of revenues attributable to our base business decreased $5.8 million while cost of revenues attributable to the companies acquired in 2007 increased $22.2 million, resulting in a net increase of $16.4 million.  The increase in cost of revenues from acquired companies is mainly attributable to an increase in the average number of professionals performing services. The average number of professionals performing services, including subcontractors, increased to 1,164 for the nine months ended September 30, 2008 from 920 for the nine months ended September 30, 2007.

Costs associated with software and hardware sales decreased 35% to $5.1 million for the nine months ended September 30, 2008 from $7.9 million for the nine months ended September 30, 2007 in connection with decreased software and hardware revenue. Costs associated with software and hardware sales attributable to our base business decreased $4.6 million, while costs associated with software and hardware sales attributable to acquired companies increased $1.8 million, resulting in a net decrease of $2.8 million.

Gross Margin. Gross margin increased 5% to $56.9 million for the nine months ended September 30, 2008 from $54.3 million for the nine months ended September 30, 2007. Gross margin, as a percentage of revenues, decreased to 32.6% for the nine months ended September 30, 2008 from 34.9% for the nine months ended September 30, 2007, due to a decrease in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, decreased to 35.3% for the nine months ended September 30, 2008 from 38.3% for the nine months ended September 30, 2007 primarily related to higher labor costs associated with a soft revenue cycle and delays in the start dates of projects. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 80% for the nine months ended September 30, 2008 compared to 82% for the nine months ended September 30, 2007.  The Company’s average bill rates decreased to $108 per hour for the nine months ended September 30, 2008 compared to $115 per hour for the nine months ended September 30, 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average bill rate for the nine months ended September 30, 2008 excluding China, ePairs, and subcontractors was $116 per hour compared to $119 per hour for the nine months ended September 30, 2007.  Software and hardware gross margin decreased to 15.5% for the nine months ended September 30, 2008 from 16.1% for the nine months ended September 30, 2007 due to a decrease in the number of software transactions with high margins related to the increasingly competitive economic conditions and software pricing.

Selling, General and Administrative. SG&A expenses increased 18% to $35.4 million for the nine months ended September 30, 2008 from $30.1 million for the nine months ended September 30, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General, and Administrative Expense	(in thousands)
Bad debt expense	$1,749
Office and technology related costs	1,422
Stock compensation expense	1,402
Sales related costs	1,275
Salary expense	1,015
Other	693
Bonus expense	(2,247)
Net increase	$5,309

SG&A expenses, as a percentage of service revenues, excluding reimbursable expenses, increased to 22.4% for the nine months ended September 30, 2008 from 21.8% for the nine months ended September 30, 2007 due to an increase in bad debt expense.  Bad debt expense increased due primarily to a deterioration in the current economic environment.  As a result of this current economic environment, certain customer’s credit ratings, financial stability and payment history weakened during the quarter, which resulted in the Company increasing the expense associated with the allowance for doubtful accounts by approximately $1.5 million during the nine months ended September 30, 2008.  The increase in bad debt expense was offset by a decrease in bonus costs.  Bonus costs, as a percentage of service revenues, excluding reimbursable expenses, decreased to 0.2% for the nine months ended September 30, 2008 compared to 1.6% for the nine months ended September 30, 2007 due to challenging growth and profitability targets in 2008 and a slow down in the overall economy and IT services spending.

Depreciation. Depreciation expense increased 52% to $1.6 million for the nine months ended September 30, 2008 from $1.1 million for the nine months ended September 30, 2007. The increase in depreciation expense is due to the addition of software programs, servers, and other computer equipment to enhance our technology infrastructure and support our growth, both organic and acquisition-related.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the nine months ended September 30, 2008 and 2007, respectively.

Amortization. Amortization increased 17% to $3.6 million for the nine months ended September 30, 2008 from $3.1 million for the nine months ended September 30, 2007. The increase in amortization expense reflects the acquisition of intangibles acquired in 2007, as well as the amortization of capitalized costs associated with internal use software. The valuations of the Company’s intangible assets subject to amortization and the estimated useful lives of acquired identifiable intangible assets are outlined in Note 8, Goodwill and Intangible Assets, of our Notes to Unaudited Condensed Consolidated Financial Statements.

Other Expense.  During the third quarter 2008, we expensed $0.9 million of previously capitalized deferred offering costs.  We no longer intend to use the current shelf registration statement associated with these costs for an equity offering.  As required, we wrote off the deferred offering costs in the third quarter.

Provision for Income Taxes. We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 41.0% for the nine months ended September 30, 2008 from 41.9% for the nine months ended September 30, 2007 due mainly to a decrease in non-deductible executive stock compensation and non-deductible expense related to incentive stock options.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:
	As of September 30, 2008	As of December 31, 2007
	(in millions)
Cash and cash equivalents	$15.6	$8.1
Working capital (including cash and cash equivalents)	$54.2	$41.4
Amounts available under credit facilities	$49.9	$49.8

Net Cash Provided By Operating Activities

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility. We believe that these capital resources will be sufficient to meet our working capital requirements for at least the next twelve months.  Net cash provided by operating activities for the nine months ended September 30, 2008 was $12.8 million compared to $10.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net income of $9.2 million plus non-cash charges of $9.5 million was offset by investments in working capital of $5.9 million.  The primary components of operating cash flows for the nine months ended September 30, 2007 were $21.3 million of net income, after adding back non-cash expenses, offset by investments in working capital of $11.1 million.  The Company’s days sales outstanding as of September 30, 2008 decreased to 75 days from 76 days at September 30, 2007.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2008, we used $0.3 million in cash to pay certain acquisition-related costs and $1.2 million in cash to purchase equipment and develop certain software.  During the nine months ended September 30, 2007, we used $20.9 million in cash, net of cash acquired, primarily to acquire E Tech, Tier1 and BoldTech and $1.5 million to purchase property and equipment and to develop certain software.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2008, we made no draws from our line of credit; however, we made payments of $0.4 million in fees related to our new credit facility.  We received proceeds of $0.8 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.6 million.  We used $4.8 million to repurchase shares of the Company’s common stock through the stock repurchase program.  For the nine months ended September 30, 2007, our financing activities consisted of $1.3 million of payments on long-term debt. Also, we received $3.2 million of proceeds from exercises of stock options and sales of stock through the Company's Employee Stock Purchase Program and we realized tax benefits related to stock option exercises of $6.2 million during the nine month period ended September 30, 2007.

Availability of Funds from Bank Line of Credit Facility

        On May 30, 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Agreement replaces the Company’s Amended and Restated Loan and Security Agreement dated as of September 3, 2005 and further amended on September 29, 2006.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  The credit facility will be used for ongoing, general corporate purposes.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (5.00% on September 30, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (3.93% on September 30, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of September 30, 2008, the Company has $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of September 30, 2008, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

Stock Repurchase Program

On March 26, 2008, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock, par value $0.001 per share.   As of September 30, 2008, $4.8 million of common stock has been repurchased under this program and $5.2 million of the Company’s common stock may yet be purchased under such authorization.

Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with the SEC’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  The program runs through the end of 2009.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first nine months of 2008.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.  We had previously registered these shares of our common stock under a registration statement on Form S-3 filed in March 2005.  At the end of the third quarter, we determined that we have no intent to use the shelf registration to complete an offering.

Conclusion

We believe that the current available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs.

Critical Accounting Policies

Our accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our Notes to Unaudited Condensed Consolidated Financial Statements and are fully described in Note 2, Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes its most critical accounting policies include revenue recognition, estimating the allowance for doubtful accounts, accounting for goodwill and intangible assets, purchase accounting allocation, accounting for stock-based compensation, deferred income taxes and estimating the related valuation allowance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Sensitivity

During the nine months ended September 30, 2008, $1.3 million and $2.1 million of our total revenues were attributable to our Canadian operations and revenues generated in Europe, respectively. Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian, Chinese, and India subsidiaries and from client receivables denominated in other than our functional currency.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to clients in Canada and Europe during the nine months ended September 30, 2008, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $15.6 million and $8.1 million at September 30, 2008 and December 31, 2007, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

        There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

        In evaluating all forward looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward looking statements.  Various risk factors are included in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 4, 2008 and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 4, 2008.

Prolonged economic weakness, particularly in the middleware, software and services market, could adversely affect our business, financial condition and results of operations.

        Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the U.S. and globally.  During periods of economic downturns, our clients may decrease their demand for information technology services.  Our business is particularly influenced by the market for middleware, software and services which has changed rapidly and experienced volatility over the last eight years. The market for middleware and software and services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Market demand for software and services began to stabilize and improve from 2003 through the first half of 2007. In 2008, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits, capital spending, and adverse business conditions.  These conditions may cause our customers to delay or cancel information technology projects, reduce their overall information technology budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our clients cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to credit risk related to our accounts receivable.

        We provide credit to our customers in the normal course of business and we do not generally obtain collateral or up-front payments.  Accordingly, we are not protected against accounts receivable default or bankruptcy by our customers.  Although we perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, such actions and procedures may not be effective in reducing our credit risks and our business, financial condition and results of operations could be materially and adversely affected. During periods of economic decline, our exposure to credit risks related to our accounts receivable increases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Beginning in March 2008, the Company had the authority to purchase up to $10.0 million of its outstanding common stock under its share repurchase program.  The Company intends to complete all authorized share repurchases by the end of 2009.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors.

        The Company bought approximately $4.8 million of its outstanding common stock during the third quarter of 2008.  These repurchases, along with the remaining $5.2 million available under the authority granted in March 2008, equal the $10.0 million of Company common stock expected to be repurchased through 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$10,000,000
July 1-31, 2008 (3)	--	N/A	--	$10,000,000
August 1-31, 2008	586,131	7.73	586,131	$5,565,009
September 1-30, 2008	50,900	6.80	50,900	$5,213,570
Total/Ending Balance	637,031		637,031

(1)	Average price paid per share includes commission.
(2)
The program to repurchase up to $10.0 million of the Company’s outstanding common stock, par value $0.001 per share, was approved by the Company’s Board of Directors on March 26, 2008 and announced March 27, 2008. The repurchase program expires December 31, 2009.

(3)	No share repurchases were made in July 2008.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 6, 2008	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer(Principal Financial Officer)

Date: November 6, 2008	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration(Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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