Form 10-K
period 2008-12-31
PERFICIENT INC
filed 2009-03-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

1120 South Capital of Texas Highway, Building 3, Suite 220
Austin, Texas 78746
(Address of principal executive offices)

(512) 531-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered: The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $288.8 million based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2008.

As of February 27, 2009, there were 32,039,383 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2008, are incorporated by reference in Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

    We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver business-driven technology solutions using third party software products. Our solutions include custom applications, portals and collaboration, eCommerce, online customer management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations and service oriented architectures. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

    Through our experience in developing and delivering business-driven technology solutions for a large number of Global 2000 clients, we have acquired domain expertise that we believe differentiates our firm. We use expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing business-driven technology solutions.

    Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand and continuing to make disciplined acquisitions.  We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that, if acquired, can be strategically beneficial and accretive to earnings over time. We have a track record of identifying, executing and integrating acquisitions that add strategic value to our business. From April 2004 through November 2007, we acquired and integrated 12 information technology consulting firms. Given the current economic conditions, the Company has temporarily suspended making additional acquisitions pending improved visibility into the health of the economy and the information technology sector.

    We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from locations in 19 markets throughout North America. In addition, as of December 31, 2008, we had 546 colleagues (defined as billable employees and subcontractors) who are part of “national” business units, who travel extensively to serve clients throughout North America and Europe. Our future growth plan includes expanding our business with a primary focus on the United States, both through increasing the number of professionals and through opening new offices, both organically and through acquisitions. We also intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.  In 2008, 97% of our revenues were derived from clients in the United States while 3% of our revenues were derived from clients in Canada and Europe.  In 2007 and 2006, 99% of our revenues were derived from clients in the United States while 1% of our revenues were derived from clients in Canada and Europe. Over 98% of our total assets were located in the United States in 2008 and 2007 with the remainder located in Canada, China, and India.

    We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2008, an average of 82% of revenues was derived from clients who continued to utilize our services from the prior year, excluding from the calculation for any single period revenues from acquisitions completed in that year. We have also built meaningful relationships with software providers whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase success rates through leveraging our partners' marketing efforts and endorsements.

 Industry Background

    A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

    United States Economy. Beginning in 2008, the United States economy began to experience a slowdown in growth.  It is clear that the slowdown has had an effect on the information technology consulting industry in general and on demand for our services in particular, but the amount of the impact is uncertain as the slowdown is continuing as we enter 2009. According to the most recent forecast from independent market research firm Forrester Research, the decline in the economy will cause the growth in purchases of IT goods and services to decline to 1.6% in 2009, from 4.1% growth in 2008.  We have provided services revenue guidance for 2009 of $180 million to $200 million which would represent a decline from 2008 services revenue, including reimbursable expenses, of 19% to 10%.

    Need to Rationalize Complex, Heterogeneous Enterprise Technology Environments. Over the past two decades, the information systems of many Global 2000 and large enterprise companies have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility and improved access to business information. Organizations have also widely installed enterprise resource planning (ERP), supply chain management (SCM), and customer relationship management (CRM) applications in order to streamline internal processes and enable communication and collaboration.

    As a result of investment in these different technologies, organizations now have complex enterprise technology environments with, in some cases, incompatible technologies and high costs of integration. These increases in complexity, cost and risk, combined with the business and technology transformation caused by the commercialization of the Internet, have created demand for information technology consultants with experience in enabling the integration of disparate platforms and leveraging Internet-based technologies to support business and technology goals.

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

    These factors continue to drive spending on software and related consulting services in the areas of application integration, middleware and portals (AIMP), as these segments play critical roles in the integration between new and existing systems and the extension of those systems to customers, suppliers and partners via the Internet. Companies are expected to continue to spend on integration broker suites, enterprise portal services, application platform suites and message-oriented middleware. As companies continue to spend on software and related consulting services, their spending on services will also continue, often by a multiplier of each dollar spent on software.

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

Competitive Strengths

    We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of business-driven technology solutions and software platforms. These solutions include, among others, custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology solutions, technology platform implementations and service oriented architectures and enterprise service bus. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere, Lotus, Information Management and Rational, TIBCO BusinessWorks, Microsoft.NET, Oracle-Seibel, BEA (acquired by Oracle), Cognos (acquired by IBM) and Documentum, among others.

•
Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based and business-driven solutions methodology. Our eNable Methodology, a proven execution process map we developed, allows for repeatable, high quality services delivery. The eNable Methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients' business processes to provide enhanced customer value and operating efficiency, enabled by Web technology. As a result, we believe we are able to offer our clients the dedicated attention that small firms usually provide and the delivery and project management that larger firms usually offer.

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. Over the past three years ending December 31, 2008, an average of 82% of revenues was derived from clients who continued to utilize our services from the prior year, excluding from the calculation for any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner, a Microsoft Gold Certified Partner, a Certified Oracle Partner, and an EMC Documentum Select Services Team Partner.  Our vendors have recognized our relationships with several awards.  Most recently, the Company was honored with IBM’s Information Management 2007 Most Distinguished Partner (North America) Award and IBM’s Lotus 2008 Most Distinguished Partner (North America) Award.

•
Geographic Focus. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our clients from locations in 19 markets throughout North America. In addition, as of December 31, 2008, we had 546 colleagues who are part of “national” business units, who travel extensively to serve clients primarily in North America and Europe. Our future growth plan includes expanding our business with a primary focus on the United States, both through increasing the number of professionals and through opening new offices, both organically and through acquisitions. We also intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

•
Offshore Capability. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China that was acquired in 2007. This facility is staffed with Perficient colleagues who provide offshore custom application development, quality assurance and testing services. Additionally, we have a relationship with an offshore development facility in Bitola, Macedonia. Through this facility we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. In addition to our offshore capabilities, we employ a substantial number of foreign nationals in the United States on H1-B visas.  In 2007, we acquired a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2008, we had 133 colleagues at the Hangzhou, China facility and 215 colleagues with H1-B visas.

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

•
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

•
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

•
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

•
Service oriented architectures (SOA) and enterprise service bus. We design, develop and implement SOA and enterprise service bus solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and IT infrastructures.

•
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

•
eCommerce. We design, develop and implement secure and reliable eCommerce infrastructures that dynamically integrate with back-end systems and complementary applications that provide for transaction volume scalability and sophisticated content management.

•
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

•
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

•
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

    In addition to our business-driven technology solution services, we offer education and mentoring services to our clients. We operate an IBM-certified advanced training facility in the Chicago, Illinois area, where we provide our clients both customized and established curriculum of courses and other education services in areas including object-oriented analysis and design immersion, J2EE, user experience, and an IBM Course Suite with over 20 distinct courses covering the IBM WebSphere product suite. We also leverage our education practice and training facility to provide continuing education and professional development opportunities for our colleagues.

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

•
Continue Making Purchases of Equity Securities.  In an ongoing effort to provide the most value to our stockholders, the Board of Directors authorized the repurchase of up to $20.0 million of our common stock as part of a program that expires at the end of June 2010.  We believe our stock is undervalued and the repurchase program is the best use of a portion of our excess cash at this time.  We will continually re-evaluate the position of our stock price and will seek additional authorization to repurchase our common stock if we believe appropriate.

•
Continue Making Disciplined Acquisitions Once the Economic Environment and Relative Valuations Improve. The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired and be accretive to our financial results. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients. From April 2004 through November 2007, we have acquired and integrated 12 information technology consulting firms. Given the current economic conditions, the Company has temporarily suspended making additional acquisitions pending improved visibility into the health of the economy and the information technology sector and improvement of the relative valuation between the Company’s common stock price and the private market valuations of potential acquisitions.

•
Expand Geographic Base. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from our network of 19 offices throughout North America. In addition, as of December 31, 2008, we had 546 colleagues who are part of “national” business units, who travel extensively to serve clients primarily in North America and Europe. Our future growth plan includes expanding our business with a primary focus on the United States, both through increasing the number of professionals and through opening new offices, both organically and through acquisitions. We also intend to continue to leverage our existing ‘offshore’ capabilities to support our growth and provide our clients flexible options for project delivery.

•
Enhance Brand Visibility. Our focus on a core set of business-driven technology solutions, applications and software platforms and a targeted customer and geographic market has given us market visibility. In addition, we believe we have achieved critical mass in size, which has enhanced our visibility among prospective clients, employees and software vendors. As we continue to grow our business, we intend to highlight to customers and prospective customers our leadership in business-driven technology solutions and infrastructure software technology platforms.

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

•
Expand and Enhance Our Industry Vertical Focus.  In 2008 we launched two industry focused practices, healthcare and communications.  The goals of these industry verticals is to recruit and retain consultants with specific industry expertise and to ‘mine’ and leverage the intellectual property the Company has and accumulates as we serve clients within these industries.  Expanding these verticals will help the Company in terms of revenue generation as well as market expansion beyond our geographic and solution focused business units.  Some other industries we have meaningful expertise in include energy, consumer product goods, manufacturing and distribution, and financial services.

•
Leverage Offshore Capabilities. Our solutions and services are primarily delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise.  We can compliment this with lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China that is staffed with Perficient colleagues who provide offshore custom application development, quality assurance and testing services and we maintain an exclusive arrangement with an offshore development and delivery firm in Macedonia. In addition to our offshore capabilities, we employ a substantial number of H1-B foreign nationals in the United States.  In 2007, we acquired a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2008 we had 133 colleagues at the Hangzhou, China facility and 215 colleagues with H1-B visas.

Sales and Marketing

    As of December 31, 2008, we had a 48 person direct solutions-oriented sales force. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client's needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients' business partners.  Approximately 85% of our sales are executed by our direct sales force.  In addition to our direct sales team we also have 24 dedicated sales support employees, four regional vice-presidents and 13 business unit general managers who are engaged in the sales and marketing efforts.

    Our primary target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $5 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutiques.

    We have sales and marketing partnerships with software vendors including IBM Corporation, TIBCO Software, Inc., Microsoft Corporation, Documentum, Oracle-Siebel, BEA (acquired by Oracle), and webMethods, Inc. These companies are key vendors of open standards based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. In particular, the IBM and Oracle software sales channels provide us with significant sales lead flow and joint selling opportunities.

    As we continue to grow our business, we intend to highlight our leadership in solutions and infrastructure software technology platforms. Our efforts will include technology white papers, by-lined articles by our colleagues in technology and trade publications, media and industry analyst events, sponsorship of and participation in targeted industry conferences and trade shows.

Clients

    During the year ended December 31, 2008, we provided services to 530 customers. No one customer provided more than 10% of our total revenues in 2008, 2007 or 2006.

Competition

    The market for the information technology consulting services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	regional consulting firms such as Brulant, Prolifics and MSI Systems Integrators;
•	national consulting firms, such as Accenture, BearingPoint, Deloitte Consulting, Ciber, and Sapient;
•	in-house professional services organizations of software companies; and
•	to a limited extent, offshore providers such as Infosys Technologies Limited and Wipro Limited.

    We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, quality of proposed solutions, service quality and performance, efficiency, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to continue.

    Some of our competitors have longer operating histories, larger client bases and greater name recognition and possess significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

 Employees

    As of December 31, 2008, we had 1,186 employees, 1,019 of which were billable professionals and 167 were involved in sales, general administration and marketing. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

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

    Retention. We believe that our rapid growth, focus on a core set of business-driven technology solutions, applications and software platforms and our commitment to career development through continued training and advancement opportunities make us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our professionals with assessing their skills and developing a detailed action plan for guiding their career development. For the year ended December 31, 2008, our voluntary attrition rate was approximately 22%.  The annualized voluntary attrition rate for the second half of 2008 was 19%.

    Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We utilize our education practice to provide continuing education and professional development opportunities for our colleagues. Additionally, most newly-hired Perficient colleagues attend Perficient 101, an orientation training course held at our operational headquarters location in St. Louis where they learn general company procedures and protocols and benefit from a role-based curriculum.

    Compensation. Our employees have a compensation model that includes a base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenues generated, utilization, profit and personal skills growth.  Senior level employees (approximately 16% of our employees) are eligible to receive restricted stock awards.  These awards generally vest over a five year period.

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

Culture

    The Perficient Promise. We have developed the “Perficient Promise,” which consists of the following six simple commitments our colleagues make to each other:

•	we believe in long-term client and vendor relationships built on investment in innovative solutions, delivering more value than the competition and a commitment to excellence;
•	we believe in growth and profitability and building meaningful scale;
•	we believe each of us is ultimately responsible for our own career development and has a commitment to mentor others;
•	we believe that Perficient has an obligation to invest in our consultants' training and education;
•	we believe the best career development comes on the job; and
•	we love challenging new work opportunities.

    We take these commitments seriously because we believe that we can succeed only if the Perficient Promise is kept.

Knowledge Management

    MyPerficient.com - The Corporate Portal. To ensure easy access to a wide range of information and tools, we have created a corporate portal, MyPerficient.com. It is a secure, centralized communications tool. It allows each of our colleagues unlimited access to information, productivity tools, time and expense entry, benefits administration, corporate policies and forms and quality management information directories and documentation.

    Professional Services Automation Technology. We maintain a Professional Services application as the enabling technology for many of our business processes, including knowledge management. We possess and continue to aggregate significant knowledge including marketing collateral, solution proposals, work product, and client deliverables. Primavera's technology allows us to store this knowledge in a logical manner and provides full-text search capability allowing our colleagues to deliver solutions more efficiently and competitively.

    Wiki. We maintain an internal wiki where multiple sites are set up to foster collaboration and knowledge-sharing around various solution areas, technologies and functional disciplines. The wiki is a collaborative webpage designed to efficiently educate colleagues and enable and enhance productivity.

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

    Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the United States and globally.  During periods of economic downturns, our clients may decrease their demand for information technology services. In 2008, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits, capital spending, and adverse business conditions.  These conditions may cause our customers to delay or cancel information technology projects, reduce their overall information technology budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our clients cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

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

    An increasing amount of information technology services are being provided by lower-cost non-domestic resources. The increased utilization of these resources for U.S.-based projects could result in lower revenues and margins for U.S.-based information technology companies. Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced off-shore resources could adversely impact our results of operations and financial condition.

    Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential vendor relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues or generate net income.

    In recent years, there has been substantial consolidation in our industry, and we expect that there will be additional consolidation in the future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a negative effect on our marketing, distribution and reselling relationships, pricing of services and products and our product development budget and capabilities. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

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

    In 2007, we acquired a global development center in Hangzhou, China.  Also in 2007, we acquired a subsidiary which operates a technology consulting recruiting office in Chennai, India. Because of our limited experience with facilities outside of the United States, we are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

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

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

    Approximately 19% of our billable workforce is comprised of skilled foreigners holding H1-B visas.  We also own a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

    There are strict labor regulations associated with the H1-B visa classification and users of the H1-B visa program are subject to investigations by the Wage and Hour Division of the United States Department of Labor.  If we are investigated, a finding by the U.S. Department of Labor of willful or substantial failure by us to comply with existing regulations on the H1-B classification could result in back-pay liability, substantial fines, or a ban on future use of the H1-B program and other immigration benefits, any of which could materially and adversely affect our business, financial condition and results of operations.

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

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

    Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner, as well as on our effective oversight of their performance. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. If our subcontractors or these third parties fail to deliver their contributions on time or at all or if their contributions do not meet project requirements or require us to incur unanticipated costs to meet these requirements, then our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.

Our profitability could suffer if we are not able to control our costs.

    Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing focus on our offshore capabilities. As we increase the number of our professionals and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency, and our profitability could be negatively affected.

If our negotiated fees do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

    We negotiate fees with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include time-and-materials, fixed-fee, and contracts with features of both of these pricing models. Our fees are highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when negotiating fees for our contracts that entail the coordination of operations and workforces in multiple locations, utilizing workforces with different skillsets and competencies. There is a risk that we will under price our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

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

The loss of one or more of our significant software business vendors would have a material and adverse effect on our business and results of operations.

    Our business relationships with software vendors enable us to reduce our cost of sales and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues and adversely affect our results of operations.

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

    Our quarterly revenues, expenses and operating results have varied in the past and could vary in the future, which could lead to volatility in our stock price. In addition, many factors affecting our operating results are outside of our control, such as:

•	demand for software and services;
•	customer budget cycles;
•	changes in our customers' desire for our partners' products and our services;
•	pricing changes in our industry; and
•	government regulation and legal developments regarding the use of the Internet.

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

    In 2008, approximately 13% of our projects were performed on a fixed-fee basis, rather than on a time-and-materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to estimate accurately the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot guarantee that in the future we will not price these contracts inappropriately, which may result in losses.

We may not be able to maintain our level of profitability.

    Although we have been profitable for the past five years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future and in fact could experience decreased profitability. If we fail to meet public market analysts' and investors' expectations, the price of our common stock will likely fall.

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

We have only a limited ability to protect our intellectual property rights, which are important to our success.

    Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements to protect our intellectual property rights. The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

    Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we help create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Pursuing and completing potential acquisitions could divert management's attention and financial resources and may not produce the desired business results.

    If we pursue any acquisition, our management could spend a significant amount of time and financial resources to pursue and integrate the acquired business with our existing business. To pay for an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity may be reduced and the interest on any debt financing could adversely affect our results of operations. From an accounting perspective, an acquisition that does not perform as well as originally anticipated may involve amortization or the impairment of significant amounts of intangible assets that could adversely affect our results of operations.

    Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings or business synergies for a variety of reasons, including:

•	difficulties in the integration of services and personnel of the acquired business;
•	the failure of management and acquired services personnel to perform as expected;
•	the acquisition of fixed fee customer agreements that require more effort than anticipated to complete;
•	the risks of entering markets in which we have no, or limited, prior experience, including offshore operations in countries in which we have no prior experience;
•	the failure to identify or adequately assess any undisclosed or potential liabilities or problems of the acquired business including legal liabilities;
•	the failure of the acquired business to achieve the forecasts we used to determine the purchase price; or
•	the potential loss of key personnel of the acquired business.

    These difficulties could disrupt our ongoing business, distract our management and colleagues, increase our expenses and materially and adversely affect our results of operations.

We may have difficulty in identifying and competing for strategic acquisition and vendor opportunities.

    Our business strategy includes the pursuit of strategic acquisitions. We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic vendor or alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition, strategic investment or strategic vendor candidates, or if we do identify suitable candidates, we may not complete those transactions on terms commercially favorable to us, or at all. We have historically paid a portion of the purchase price for acquisitions with shares of our common stock.  Volatility in our stock prices, or a sustained price decline, could adversely affect our ability to attract acquisition candidates. If we fail to identify and successfully complete these transactions, our competitive position and our growth prospects could be adversely affected. In addition, we may face competition from other companies with significantly greater resources for acquisition candidates, making it more difficult for us to acquire suitable companies on favorable terms.

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

Declines in our stock price and/or operating performance could result in a future impairment of our goodwill or long-lived assets.

    We assess potential impairments to goodwill annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. General economic conditions in the U.S. have recently adversely impacted the trading prices of securities of many companies, including ours, due to concerns regarding recessionary economic conditions, the lending and financial crisis, a substantial slowdown in economic activity, decreased consumer confidence and other factors. In addition, the trading prices of the securities in our industry have been highly volatile. Subsequent to December 31, 2008 our stock price has declined.  If the trading price of our common stock were to continue to be adversely affected due to worsening general economic conditions, significant changes in our financial performance or other factors, these events could result in a non-cash impairment charge related to our goodwill or long-lived assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill and/or our long-lived assets on our balance sheet.

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

    We intend to continue to make investments to support our business growth and may require additional funds to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

    Our principal executive, administrative, finance and marketing operations are located in St. Louis, Missouri and Austin, Texas, where we have leased approximately 10,079 square feet and 2,700 square feet, respectively, for these functions. We lease 19 offices in major cities across North America and China. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

    Although we may become a party to litigation and claims arising in the course of our business, management currently does not believe the results of these actions will have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a shareholder vote during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    Our common stock is quoted on the Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market since January 1, 2007.

	High	Low
Year Ending December 31, 2008:
First Quarter	$17.08	$6.43
Second Quarter	11.91	7.82
Third Quarter	10.94	6.04
Fourth Quarter	6.80	2.31

Year Ending December 31, 2007:
First Quarter	$21.55	$16.02
Second Quarter	23.29	18.51
Third Quarter	25.19	18.91
Fourth Quarter	24.75	14.65

    On February 27, 2009, the last reported sale price of our common stock on the Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, was $3.52 per share. There were approximately 377 stockholders of record of our common stock as of February 27, 2009, including 237 restricted account holders.

    We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

    Information on our Equity Compensation Plan has been included at Part III, Item 12, of this Form 10-K.

Issuer Purchases of Equity Securities

    In December 2008, the Company’s Board of Directors approved an increase under the share repurchase program by up to $10.0 million.  This is in addition to the remaining share repurchase authority under the March 2008 program of up to $10.0 million for a combined total of up to $20.0 million.  The repurchase program expires June 30, 2010.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors.

    The Company had repurchased approximately $9.2 million of its outstanding common stock under the program as of December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of October 1, 2008	637,031		637,031	$5,213,570
October 1-31, 2008	91,018	5.22	91,018	$4,745,283
November 1-30, 2008	671,887	3.59	671,887	$2,672,362
December 1-31, 2008	448,364	4.25	448,364	$10,821,786
Ending Balance as of December 31, 2008	1,848,300		1,848,300

(1)	Average price paid per share includes commission.
(2)
The additional program to repurchase up to $10.0 million of the Company’s outstanding common stock was approved by the Company’s Board of Directors on December 17, 2008.  This is in addition to the repurchase authority for up to $10.0 million of the Company’s common stock approved by the Company’s Board of Directors on March 26, 2008. The repurchase program expires June 30, 2010.

Item 6.	Selected Financial Data.

    The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2008, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment (“SFAS 123R”) in 2006, and four acquisitions in 2007, three acquisitions in 2006, two acquisitions in 2005, and three acquisitions in 2004.

    The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

		Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:			(In thousands)
Revenues	$231,488	$218,148	$160,926	$96,997	$58,848
Gross margin	$73,502	$75,690	$53,756	$32,418	$18,820
Selling, general and administrative	$47,242	$41,963	$32,268	$17,917	$11,068
Depreciation and amortization	$6,949	$6,265	$4,406	$2,226	$1,209
Impairment of intangible assets	$1,633	$--	$--	$--	$--
Income from operations	$17,678	$27,462	$17,082	$12,275	$6,543
Net interest income (expense)	$528	$172	$(407)	$(643)	$(134)
Net other income (expense)	$(915)	$20	$174	$43	$32
Income before income taxes	$17,291	$27,654	$16,849	$11,675	$6,441
Net income	$10,000	$16,230	$9,567	$7,177	$3,913

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$22,909	$8,070	$4,549	$5,096	$3,905
Working capital	$56,176	$41,368	$24,859	$17,078	$9,234
Property and equipment, net	$2,345	$3,226	$1,806	$960	$806
Goodwill and intangible assets, net	$115,634	$121,339	$81,056	$52,031	$37,340
Total assets	$194,247	$189,992	$131,000	$84,935	$62,582
Current portion of long term debt and line of credit	$--	$--	$1,201	$1,581	$1,379
Long-term debt and line of credit, less current portion	$--	$--	$137	$5,338	$2,902
Total stockholders' equity	$174,818	$165,562	$107,352	$65,911	$44,622

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

    We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver business-driven technology solutions using third party software products developed by our partners. Our solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations and service oriented architectures. Our solutions enable clients to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Services Revenues

    Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 13% of our services revenues for the twelve months ended December 31, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the proportionate performance method. Revenues on uncompleted projects are recognized on a contract-by-contract basis in the period in which the portion of the fixed fee is complete. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Cost of revenues

    Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology professionals.  Cost of revenues also includes the costs associated with subcontractors.  Third-party software and hardware costs, reimbursable expenses and other unreimbursed project related expenses are also included in cost of revenues. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other information technology related equipment.

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (“SG&A”) consist of salaries, benefits, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock, option grants to employees and non-employee directors, and retirement savings plan contributions. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software vendors, most notably IBM, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

    Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients, leveraging our operations to expand and continuing to make disciplined acquisitions. As demand for our services grows, we anticipate increasing the number of professionals in our 19 North American offices and adding new offices throughout the United States, both organically and through acquisitions. We also intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery. In addition, we believe our track record for identifying acquisitions and our ability to integrate acquired businesses help us complete acquisitions efficiently and productively, while continuing to offer quality services to our clients, including new clients resulting from the acquisitions.

    Consistent with our strategy of growth through disciplined acquisitions, we consummated nine acquisitions since January 1, 2005, including four in 2007.  Given the current economic conditions, the Company has temporarily suspended making additional acquisitions pending improved visibility into the health of the economy.

Results of Operations

    The following table summarizes our results of operations as a percentage of total revenues:
Revenues:	2008	2007	2006
Services revenues	89.6%	87.8%	85.6%
Software and hardware revenues	4.6	6.5	9.0
Reimbursable expenses	5.8	5.7	5.4
Total revenues	100.0	100.0	100.0
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	56.6	52.6	52.3
Software and hardware costs	3.7	5.5	7.5
Reimbursable expenses	5.7	5.7	5.4
Other project related expenses	2.2	1.5	1.3
Total cost of revenues	68.2	65.3	66.5
Services gross margin	34.4	38.4	37.4
Software and hardware gross margin	19.4	15.9	16.1
Total gross margin	31.8	34.7	33.5
Selling, general and administrative	20.4	19.2	20.1
Depreciation and intangibles amortization	3.0	2.9	2.7
Impairment of intangibles	0.7	0.0	0.0
Income from operations	7.7	12.6	10.6
Interest income (expense), net	0.2	0.1	(0.3)
Other income (expense), net	(0.4)	0.0	0.1
Income before income taxes	7.5	12.7	10.5
Provision for income taxes	3.2	5.2	4.5
Net income	4.3%	7.5%	6.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

    Revenues. Total revenues increased 6% to $231.5 million for the year ended December 31, 2008 from $218.1 million for the year ended December 31, 2007.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$207,480	$191,395	$16,085	$29,611	$(13,526)
Software and Hardware Revenues	10,713	14,243	(3,530)	1,871	(5,401)
Reimbursable Expenses	13,295	12,510	785	1,372	(587)
Total Revenues	$231,488	$218,148	$13,340	$32,854	$(19,514)

*Defined as companies acquired during 2007; no companies were acquired in 2008.
**Defined as businesses owned as of January 1, 2007.

    Services revenues increased 8% to $207.5 million for the year ended December 31, 2008 from $191.4 million for the year ended December 31, 2007.  Services revenues attributable to our base business decreased $13.5 million while services revenues attributable to the companies acquired in 2007 increased $29.6 million, resulting in a net increase of $16.1 million.  We experienced a slowdown in demand during the year related to the deterioration of the U.S. economy.

    Software and hardware revenues decreased 25% to $10.7 million in 2008 from $14.2 million in 2007. Software and hardware revenues attributable to our base business decreased $5.4 million while software and hardware revenues attributable to acquired companies increased $1.9 million, resulting in a net decrease of $3.5 million. Reimbursable expenses increased 6% to $13.3 million in 2008 from $12.5 million in 2007 due to acquisitions and an increased number of projects requiring consultant travel. We do not realize any profit on reimbursable expenses.

    Cost of revenues. Cost of revenues increased 11% to $158.0 million for the year ended December 31, 2008 from $142.5 million for the year ended December 31, 2007. Cost of revenues attributable to our base business decreased $7.9 million while cost of revenues attributable to the companies acquired in 2007 increased $23.4 million, resulting in a net increase of $15.5 million.  The average number of professionals performing services, including subcontractors, increased to 1,165 for the year ended December 31, 2008 from 984 for the year ended December 31, 2007 primarily related to acquisitions and partially offset with head count reductions related to lower demand for services.

    Costs associated with software and hardware sales decreased 28% to $8.6 million for year ended December 31, 2008 from $12.0 million for the year ended December 31, 2007 which directly relates to the decline in software and hardware revenues discussed above. Costs associated with software and hardware sales attributable to our base business decreased $4.9 million, while costs associated with software and hardware sales attributable to acquired companies increased $1.5 million, resulting in a net decrease of $3.4 million.

    Gross Margin. Gross margin decreased 3% to $73.5 million for the year ended December 31, 2008 from $75.7 million for the year ended December 31, 2007. Gross margin as a percentage of revenues decreased to 31.8% for the year ended December 31, 2008 from 34.7% for the year ended December 31, 2007 due primarily to a decrease in services gross margin offset by an increase in margin from software and hardware. Services gross margin, excluding reimbursable expenses, decreased to 34.4% in 2008 from 38.4% in 2007 primarily as a result of higher labor costs associated with a soft revenue cycle and delays in the start dates of projects. The average utilization rate of our professionals, excluding subcontractors, decreased to 79% for the year ended December 31, 2008 from 81% for the year ended December 31, 2007. Average hourly billing rates decreased to $109 for 2008 from $118 for 2007, primarily due to lower rates associated with the acquisition of the China offshore business and the ePairs business in the second half of 2007.  The average hourly bill rate for 2008 excluding China, ePairs, and subcontractors was $116 compared to $119 for 2007. Software and hardware gross margin increased to 19.4% in 2008 from 15.9% in 2007 primarily as a result of increased sales of our higher margin internally developed software.

    Selling, General and Administrative. Selling, general and administrative expenses increased 13% to $47.2 million for the year ended December 31, 2008 from $42.0 million for the year ended December 31, 2007 due primarily to fluctuations in expenses as detailed in the following table:
Increase / (Decrease)
Selling, General, and Administrative Expense	(in millions)
Stock compensation expense	$1.7
Office and technology-related costs	1.5
Salary expense	1.4
Sales related costs	1.0
Bad debt expense	0.8
Customer dispute settlement	0.8
Other	0.6
Bonus expense	(2.6)
Net increase	$5.2

    Selling, general and administrative expenses as a percentage of revenues increased slightly to 20% for the year ended December 31, 2008 from 19% for the year ended December 31, 2007, primarily driven by an increase in stock compensation expense, office and technology-related costs, and salary expense.  Stock compensation expense increased primarily due to additional restricted stock awards granted in 2007 and 2008.  Investments in our technology infrastructure and offshore resources, as well as increases in our facility costs, caused our office and technology-related costs to rise in 2008.  The increase in salary expense was associated with development of our healthcare and communications industry verticals.  These increases were offset by a decrease in bonus costs. Bonus costs decreased as a result of the Company not achieving the projected performance goals.

    Depreciation. Depreciation expense increased 38% to $2.1 million during 2008 from $1.6 million during 2007. The increase in depreciation expense is due to both organic and acquisition-related additions of software programs, servers, and other computer equipment to enhance our technology infrastructure. Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% and 0.8% for the years ended December 31, 2008 and 2007, respectively.

    Amortization. Amortization increased 2% to $4.8 million for the year ended December 31, 2008 from $4.7 million for the year ended December 31, 2007. The increase in amortization expense reflects the acquisition of intangibles in 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 6, Goodwill and Intangible Assets, of our consolidated financial statements.

    Impairment of Intangible Assets. During the fourth quarter of 2008, we determined that the continuous trading of our common stock below book value and a loss of a key customer were possible indicators of impairment to goodwill or long-lived assets as defined under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), triggering the necessity of impairment tests as of December 31, 2008.  As a result of the tests performed, we recorded a $1.6 million impairment primarily related to customer relationships we acquired from e tech solutions, Inc. (“E Tech”).  The value of these relationships was affected primarily by the loss of a key customer acquired by E Tech, which caused cash flows from the asset group to be lower than originally projected.

    Net Interest Income or Expense. We had interest income, net of interest expense, of $0.5 million for the year ended December 31, 2008 compared to interest income, net of interest expense, of $0.2 million during the year ended December 31, 2007.  The increase in interest income in 2008 resulted from higher cash balances throughout 2008 compared to prior year and the receipt of interest payments in connection with a promissory note entered into with a customer in June 2008.

    Other Expense. We expensed $0.9 million of previously capitalized deferred offering costs during the third quarter of 2008.  We no longer intend to use the current shelf registration statement associated with these costs for an equity offering.  As required, we wrote off the deferred offering costs.

    Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.2% for the year ended December 31, 2008 from 41.3% for the year ended December 31, 2007. The effective income tax rate increased primarily as a result of the decreased tax benefit of certain dispositions of incentive stock options by holders.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

    Revenues. Total revenues increased 36% to $218.1 million for the year ended December 31, 2007 from $160.9 million for the year ended December 31, 2006.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$191,395	$137,722	$53,673	$43,437	$10,236
Software and Hardware Revenues	14,243	14,435	(192)	1,570	(1,762)
Reimbursable Expenses	12,510	8,769	3,741	2,578	1,163
Total Revenues	$218,148	$160,926	$57,222	$47,585	$9,637

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

    Costs associated with software sales decreased 1% to $12.0 million for year ended December 31, 2007 from $12.1 million for the year ended December 31, 2006 due to an increase in sales of our higher margin internally developed software. Costs associated with software sales attributable to our base business decreased $1.4 million, while costs associated with software sales attributable to acquired companies increased $1.3 million, resulting in a net decrease of $0.1 million.

    Gross Margin. Gross margin increased 41% to $75.7 million for the year ended December 31, 2007 from $53.8 million for the year ended December 31, 2006. Gross margin as a percentage of revenues increased to 34.7% for the year ended December 31, 2007 from 33.4% for the year ended December 31, 2006 due primarily to an increase in services gross margin offset by a slight decrease in margin from software. Services gross margin, excluding reimbursable expenses, increased to 38.4% in 2007 from 37.4% in 2006 primarily due to lower bonus as a percent of revenues and lower direct labor cost as a percent of revenues driven by improved billing rates. The average utilization rate of our professionals, excluding subcontractors, decreased slightly to 81% for the year ended December 31, 2007 from 83% for the year ended December 31, 2006. Average hourly billing rates were $118 for 2007 and $115 for 2006. Software gross margin decreased to 15.9% in 2007 from 16.1% in 2006 primarily as a result of fluctuations in vendor and competitive pricing based on market conditions at the time of the sales.

    Selling, General and Administrative. Selling, general and administrative expenses increased 30% to $42.0 million for the year ended December 31, 2007 from $32.3 million for the year ended December 31, 2006 due primarily to fluctuations in expenses as detailed in the following table:
Increase / (Decrease)
Selling, General, and Administrative Expense	(in millions)
Sales related costs	$3.4
Stock compensation expense	2.5
Salary expense	1.9
Bad debt expense	0.8
Office and technology-related costs	1.6
Recruiting and training-related costs	0.8
Other	0.5
Bonus expense	(1.8)
Net increase	$9.7

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

    Amortization. Amortization increased 36% to $4.7 million for the year ended December 31, 2007 from approximately $3.5 million for the year ended December 31, 2006. The increase in amortization expense reflects the acquisition of intangibles acquired in 2006 and 2007, as well as the amortization of capitalized costs associated with internal use software.  The valuations and estimated useful lives of acquired identifiable intangible assets are outlined in Note 6, Goodwill and Intangible Assets, of our consolidated financial statements.

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

Liquidity and Capital Resources

    Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2008	2007
Cash and cash equivalents	$22.9	$8.1
Working capital (including cash and cash equivalents)	$56.2	$41.5
Amounts available under credit facilities	$49.9	$49.8

Net Cash Provided By Operating Activities

    Net cash provided by operations for the year ended December 31, 2008 was $26.8 million compared to $23.1 million for the year ended December 31, 2007. For the year ended December 31, 2008, net cash provided by operations consisted of net income of $10.0 million plus non-cash charges such as stock compensation, amortization, depreciation, and impairment of intangible assets, of $15.8 million plus net working capital reductions of $1.0 million.  The primary components of operating cash flows for the year ended December 31, 2007 are net income of $16.2 million plus non-cash charges of $12.0 million which were offset by investments in working capital of $5.1 million. The Company’s days sales outstanding as of December 31, 2008 decreased to 71 days from 73 days at December 31, 2007.

Net Cash Used in Investing Activities

    For the year ended December 31, 2008, we used approximately $0.8 million in cash to pay certain acquisition-related costs and $1.5 million in cash to purchase equipment and develop certain software.  For the year ended December 31, 2007, we used approximately $26.8 million in cash, net of cash acquired, to acquire E Tech, Tier1, BoldTech, and ePairs. In addition, we used approximately $2.2 million during 2007 to purchase equipment and develop certain software.

Net Cash Provided By Financing Activities

    During the year ended December 31, 2008, we made no borrowings under our line of credit; however, we made payments of $0.4 million in fees related to our new credit facility and we incurred $0.9 million in income tax expense due to the decline in the Company’s share price of underlying stock awards that were exercised or vested.  We used $9.2 million to repurchase shares of the Company’s common stock through the stock repurchase program which was partially offset by $0.9 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan.  During the year ended December 31, 2007, we made payments of $1.3 million on our long-term debt. Also, we received $3.9 million from proceeds from exercises of stock options and sales under our Employee Stock Purchase Plan and we realized tax benefits related to stock option exercises and restricted stock vesting of $6.9 million.

Availability of Funds from Bank Line of Credit Facilities

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

    All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (4.00% on December 31, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.44% on December 31, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of December 31, 2008, the Company had $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

    As of December 31, 2008, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months. Substantially all of our assets are pledged to secure the credit facility.

Stock Repurchase Program

    In 2008, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  As of December 31, 2008, $9.2 million of Company common stock has been repurchased under this program and $10.8 million of Company common stock may yet be purchased under such authorization.

    The Company has established a written trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which it will make a portion of its Company stock repurchases.  Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements and other factors.  The program expires on June 30, 2010.

Lease Obligations

    There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in 2008.

Shelf Registration Statement

    In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   We determined that we currently have no intent to use the shelf registration to complete an offering.

Contractual Obligations

    We currently have one letter of credit for $100,000 outstanding that serves as collateral to secure a facility lease. The letter of credit reduces the borrowings available under our line of credit.

    We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2008 (in thousands):
	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$7,673	$2,258	$3,884	$1,216	$315
Total	$7,673	$2,258	$3,884	$1,216	$315

    See Note 9, Income Taxes, in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes.

Conclusion

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

    We believe that the current available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

Critical Accounting Policies

    The Company's accounting policies are described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Revenue Recognition and Allowance for Doubtful Accounts

    Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company's role as principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

    Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

    Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

    Our allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, we evaluate accounts receivable for risk associated with a client's inability to make contractual payments, historical experience and other currently available information. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified. We use considerable judgment in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If our evaluation of service delivery issues or a client's ability to pay is incorrect, we may incur future reductions to revenue or bad debt expense.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

    Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment.

    The Company’s fair value was determined by weighting the results of two valuation methods: 1) market capitalization based on the average price of the Company’s common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 to 30 days) and 2) a discounted cash flow model.  The fair value calculated using the Company’s average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company’s determination of its overall fair value.  Management believes that while the use of its average common stock price, plus a control premium, may be considered the best evidence of fair value in SFAS 142, the declines in the Company’s stock price, and in the market overall, are not consistently aligned with the Company’s financial results or outlook.  The discounted cash flow approach allows the Company to calculate its fair value based on operating performance and meaningful financial metrics.

    A key assumption used in the calculation of the Company’s fair value using its average common stock price was the consideration of a control premium.  The Company reviewed industry premium data and determined an appropriate control premium for its analysis based on the low end of any premium received in transactions over the past several years.

    Significant estimates used in the discounted cash flow model included projections of revenue growth, net income margins, discount rate, and terminal business value. The forecasts of revenue growth and net income margins are based upon management’s long-term view of the business and are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized was estimated using the weighted average cost of capital for the Company’s industry. The terminal business value was determined by applying a growth factor to the latest year for which a forecast exists.

    Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

    The Company’s annual goodwill impairment test was performed as of October 1, 2008.  The Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated.

    During the fourth quarter of 2008, the Company determined that the continuous trading of its common stock below book value was a possible indicator of impairment to goodwill or long-lived assets as defined under SFAS 142 and SFAS 144, triggering the necessity of impairment tests as of December 31, 2008. In accordance with SFAS 142, the Company tested its long-lived assets for impairment prior to performing an interim test of goodwill impairment.  Assets were grouped together to test recoverability based on the lowest level of identifiable cash flows directly attributable to those assets.  Fair values of the identified asset groups were calculated using a discounted cash flow model. Key assumptions used in the discounted cash flow model for calculating the fair value of the asset groups were similar in nature to those described above.  Based on the valuations performed, the Company determined that the cash flows of one of the identified asset groups would not be sufficient to recover the group’s carrying amount. Consequently, we recorded an impairment of $1.6 million primarily related to customer relationship intangible assets acquired from E Tech.  The value of these relationships was affected primarily by the loss of a key customer acquired by E Tech, which caused cash flows from the acquired relationships to be lower than originally projected.

    After recording the impairment of the E Tech customer relationships intangible asset, the Company performed the first step of the goodwill impairment test and based on the weighted average of market capitalization, including a control premium, and discounted cash flow analysis, goodwill was not impaired as of December 31, 2008. Changes in management intentions, market conditions, our stock value, operating performance, and other similar circumstances could affect the assumptions used in the future for the impairment tests described above. Changes in the assumptions could result in future impairment charges that could be material to our financial results in any given period.

    Subsequent to December 31, 2008 our stock price has declined.  Accordingly, the Company will continue to evaluate the carrying value of the remaining goodwill and intangible assets to determine whether the decline in stock price is an indication that there is a triggering event that may require the Company to perform an interim impairment test and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Purchase Accounting

    We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments require significant judgments and estimates that can change materially as additional information becomes available. The purchase price is allocated to intangibles based on management's estimate and an independent valuation. Management finalizes the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved.

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

    Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS 142, to fiscal years beginning after November 15, 2008.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

    As of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company’s consolidated financial statements.  On January 1, 2009, the Company will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial statements when they become effective.

    In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With GAAP, SFAS 162 is directed to the entity rather than the auditor. The statement was effective November 15, 2008, after approval by the SEC which occurred in September 2008.  The application of this statement did not have a material impact on the Company’s consolidated financial statements.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

    In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement will require, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

Exchange Rate Sensitivity

    During the year ended December 31, 2008, $2.5 million and $2.7 million of our total revenues were attributable to our Canadian operations and revenues generated in Europe, respectively. Our exposure to changes in foreign currency rates primarily arises from short-term intercompany transactions with our Canadian, Chinese, and Indian subsidiaries and from client receivables denominated in other than our functional currency.  Our foreign subsidiaries incur a significant portion of their expenses in their applicable currency as well, which helps minimize our risk of exchange rate fluctuations.  Based on the amount of revenues attributed to clients in Canada and Europe during the year ended December 31, 2008, this exchange rate risk will not have a material impact on our financial position or results of operations.

Interest Rate Sensitivity

    We had unrestricted cash and cash equivalents totaling $22.9 million and $8.1 million at December 31, 2008 and December 31, 2007, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8.	Financial Statements and Supplementary Data.
PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$22,909	$8,070
Accounts and note receivable, net of allowance for doubtful accounts of $1,497 in 2008 and $1,475 in 2007	47,584	50,855
Prepaid expenses	1,374	1,182
Other current assets	3,157	4,142
Total current assets	75,024	64,249
Property and equipment, net	2,345	3,226
Goodwill	104,178	103,686
Intangible assets, net	11,456	17,653
Other non-current assets	1,244	1,178
Total assets	$194,247	$189,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,509	$4,160
Other current liabilities	14,339	18,550
Total current liabilities	18,848	22,710
Deferred income taxes	--	1,549
Other non-current liabilities	581	171
Total liabilities	$19,429	$24,430

Commitments and contingencies (see Notes 4 and 10)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 30,350,700 shares issued and 28,502,400 shares outstanding as of December 31, 2008; 29,423,296 shares issued and outstanding as of December 31, 2007)	$30	$29
Additional paid-in capital	197,653	188,998
Accumulated other comprehensive loss	(338)	(117)
Treasury stock, at cost (1,848,300 shares as of December 31, 2008)	(9,179)	--
Accumulated deficit	(13,348)	(23,348)
Total stockholders' equity	174,818	165,562
Total liabilities and stockholders' equity	$194,247	$189,992

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Year Ended December 31,
	2008	2007	2006
Revenues:	(In thousands, except per share information)
Services	$207,480	$191,395	$137,722
Software and hardware	10,713	14,243	14,435
Reimbursable expenses	13,295	12,510	8,769
Total revenues	231,488	218,148	160,926
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	131,019	114,692	84,161
Software and hardware costs	8,639	11,982	12,118
Reimbursable expenses	13,295	12,510	8,769
Other project related expenses	5,033	3,274	2,122
Total cost of revenues	157,986	142,458	107,170

Gross margin	73,502	75,690	53,756

Selling, general and administrative	47,242	41,963	32,268
Depreciation	2,139	1,553	948
Amortization	4,810	4,712	3,458
Impairment of intangible assets	1,633	--	--
Income from operations	17,678	27,462	17,082

Interest income	555	239	102
Interest expense	(27)	(67)	(509)
Other income (expense)	(915)	20	174
Income before income taxes	17,291	27,654	16,849
Provision for income taxes	7,291	11,424	7,282

Net income	$10,000	$16,230	$9,567

Basic net income per share	$0.34	$0.58	$0.38
Diluted net income per share	$0.33	$0.54	$0.35
Shares used in computing basic net income per share	29,412,329	27,998,093	25,033,337
Shares used in computing diluted net income per share	30,350,616	30,121,962	27,587,449

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Common	Common	Additional	Accumulated Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2005	23,295	$23	$115,120	$(87)	$--	$(49,145)	$65,911
Bay Street, Insolexen, and EGG acquisition purchase accounting adjustments	1,499	2	17,989	--	--	--	17,991
Warrants exercised	145	--	146	--	--	--	146
Stock options exercised	1,672	2	4,001	--	--	--	4,003
Purchases of stock under the Employee Stock Purchase Plan	6	--	86	--	--	--	86
Tax benefit of stock option exercises and restricted stock vesting	--	--	6,554	--	--	--	6,554
Stock compensation	83	--	3,132	--	--	--	3,132
Foreign currency translation adjustment	--	--	--	(38)	--	--	(38)
Net income	--	--	--	--	--	9,567	9,567
Total comprehensive income	--	--	--	--	--	--	9,529
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$--	$(39,578)	$107,352
E Tech, Tier1, BoldTech, and ePairs acquisition purchase accounting adjustments	1,250	1	24,975	--	--	--	24,976
Stock options exercised	1,160	1	3,696	--	--	--	3,697
Purchases of stock under the Employee Stock Purchase Plan	11	--	206	--	--	--	206
Tax benefit of stock option exercises and restricted stock vesting	--	--	6,889	--	--	--	6,889
Stock compensation	302	--	6,204	--	--	--	6,204
Foreign currency translation adjustment	--	--	--	8	--	--	8
Net income	--	--	--	--	--	16,230	16,230
Total comprehensive income	--	--	--	--	--		16,238
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$--	$(23,348)	$165,562
E Tech and ePairs acquisition purchase accounting adjustments	(19)	--	(290)	--	--	--	(290)
Stock options exercised	338	1	726	--	--	--	727
Purchases of stock under the Employee Stock Purchase Plan	29	--	196	--	--	--	196
Tax expense of stock option exercises and restricted stock vesting	--	--	(922)	--	--	--	(922)
Stock compensation and retirement savings plan contributions	579	--	8,945	--	--	--	8,945
Purchases of treasury stock	(1,848)	--	--	--	(9,179)	--	(9,179)
Foreign currency translation adjustment	--	--	--	(221)	--	--	(221)
Net income	--	--	--	--	--	10,000	10,000
Total comprehensive income	--	--	--	--	--		9,779
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES		(In thousands)
Net income	$10,000	$16,230	$9,567
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,139	1,553	948
Amortization	4,810	4,712	3,458
Impairment of intangible assets	1,633
Deferred income taxes	(1,769)	(495)	1,393
Non-cash stock compensation and retirement savings plan contributions	8,945	6,204	3,132
Non-cash interest expense	--	--	6

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	3,081	(1,589)	(5,771)
Other assets	354	3,256	(294)
Accounts payable	399	(1,694)	1,251
Other liabilities	(2,824)	(5,126)	(543)
Net cash provided by operating activities	26,768	23,051	13,147

INVESTING ACTIVITIES
Purchase of property and equipment	(1,320)	(2,035)	(1,518)
Capitalization of software developed for internal use	(185)	(181)	(136)
Cash paid for acquisitions and related costs	(836)	(26,774)	(17,210)
Payments on Javelin notes	--	--	(250)
Net cash used in investing activities	(2,341)	(28,990)	(19,114)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	--	11,900	34,900
Payments on short-term borrowings	--	(11,900)	(38,900)
Payments on long-term debt	--	(1,338)	(1,338)
Payments for credit facility financing fees	(420)	--	--
Tax benefit (expense) of stock option exercises and restricted stock vesting	(922)	6,889	6,554
Proceeds from the exercise of stock options and Employee Stock Purchase Plan	923	3,903	4,089
Proceeds from the exercise of warrants	--	--	146
Purchases of treasury stock	(9,179)	--	--
Net cash provided by financing activities	(9,598)	9,454	5,451
Effect of exchange rate on cash and cash equivalents	10	6	(31)
Change in cash and cash equivalents	14,839	3,521	(547)
Cash and cash equivalents at beginning of period	8,070	4,549	5,096
Cash and cash equivalents at end of period	$22,909	$8,070	$4,549

Supplemental disclosures:
Cash paid for interest	$15	$40	$540
Cash paid for income taxes	$10,206	$3,680	$3,156
Non-cash activities:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$(290)	$24,976	$17,991
Change in goodwill	$492	$(1,957)	$318
Write-off of deferred offering costs	$(943)	$--	$--

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Revenue Recognition

    Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company's role as principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

    Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

    Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

Cash and Cash Equivalents

    Cash equivalents consist primarily of cash deposits and investments with original maturities of 90 days or less when purchased.

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

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

    Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by SFAS 142, the impairment test is accomplished using a two-step approach.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If, based on the second step, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

    Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software are considered operating expenses and are included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

    During the fourth quarter of 2008, the Company determined that the continuous trading of its common stock below book value was a possible indicator of impairment to goodwill or long-lived assets as defined under SFAS 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), triggering the necessity of impairment tests as of December 31, 2008. As a result of the tests performed, the Company recorded a $1.6 million impairment primarily related to the customer relationships we acquired from e tech solutions, Inc. (“E Tech’).  The value of these relationships was affected primarily by the loss of a key customer acquired by E Tech, which caused cash flows from the acquired relationships to be lower than originally projected.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

 Earnings Per Share

    Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to the stock options, unvested restricted stock, and warrants using the treasury method, unless such additional equivalent shares are anti-dilutive.

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

Treasury Stock

    The Company uses the cost method to account for repurchases of its own stock.

Segment Information

    The Company operates as one reportable operating segment according to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the SFAS 142 impairment analysis discussed above.

Recently Issued Accounting Standards

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued Staff Position No. 157-2,  Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS 142, to fiscal years beginning after November 15, 2008.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

    As of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company’s consolidated financial statements.  On January 1, 2009, the Company will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. Management does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial statements when they become effective.

    In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With GAAP, SFAS 162 is directed to the entity rather than the auditor. The statement was effective November 15, 2008, after approval by the SEC which occurred in September 2008.  The application of this statement did not have a material impact on the Company’s consolidated financial statements.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.   Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements when it becomes effective.

    In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement will require, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

3. Net Income Per Share

    The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):
	Year Ended December 31,
	2008	2007	2006
Net income	$10,000	$16,230	$9,567
Basic:
Weighted-average shares of common stock outstanding	29,338	27,442	23,783
Weighted-average shares of common stock subject to contingency (i.e., restricted stock)	74	556	1,250
Shares used in computing basic net income per share	29,412	27,998	25,033

Effect of dilutive securities:
Stock options	835	1,707	2,281
Warrants	6	8	74
Restricted stock subject to vesting	98	409	199
Shares used in computing diluted net income per share (1)	30,351	30,122	27,587

Basic net income per share	$0.34	$0.58	$0.38
Diluted net income per share	$0.33	$0.54	$0.35

(1)
As of December 31, 2008 approximately 0.4 million options for shares and 1.9 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

4.   Concentration of Credit Risk and Significant Customers

    Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. A substantial portion of the services the Company provides are built on IBM WebSphere® platforms and a significant number of its clients are identified through joint selling opportunities conducted with IBM and through sales leads obtained from the relationship with IBM. Revenues from IBM accounted for approximately 6% of total revenues for 2008 and 8% of total revenues for 2007 and 2006.  Accounts receivable from IBM accounted for approximately 6%, 4%, and 9% of total accounts receivable as of December 31, 2008, 2007, and 2006, respectively. While the dollar amount of revenues from IBM has remained relatively constant over the past three years, the percentage of total revenues from IBM has decreased as a result of the Company's growth and corresponding customer diversification. Due to the Company's significant fixed operating expenses, the loss of sales to IBM or any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.

5.   Employee Benefit Plan

    The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code. The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. In 2008, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant, totaling $1.0 million.  The Company made matching contributions equal to 25% of the first 6% of employee contributions totaling approximately $0.8 million and $0.5 million during 2007 and 2006, respectively.  All matching contributions vest over a three year period of service.

    In 2007, the Company initiated a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2008, the deferred compensation liability balance was $0.6 million compared to $0.2 million as of December 31, 2007.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

6.   Goodwill and Intangible Assets

    The Company performed its annual impairment test of goodwill as of October 1, 2008.  As required by SFAS 142, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment.  Based on the test performed, the Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated.

    The Company’s fair value was determined by weighting the results of two valuation methods: 1) market capitalization based on the average price of the Company’s common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 to 30 days) and 2) a discounted cash flow model.  The fair value calculated using the Company’s average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company’s determination of its overall fair value.

    During the fourth quarter of 2008, the Company determined that the continuous trading of its common stock below book value was a possible indicator of impairment to goodwill or long-lived assets as defined under SFAS 142 and SFAS 144, triggering the necessity of impairment tests as of December 31, 2008.  Fair values for long-lived asset testing were calculated using a discounted cash flow model for the asset group. Significant estimates used in the discounted cash flow model included projections of revenue growth, earnings margins, and discount rate.  The discount rate utilized was estimated using the weighted average cost of capital for the Company’s industry.

    The discounted cash flow model yielded a fair value lower than the asset group’s carrying amount and consequently, the Company recorded a $1.6 million impairment of the customer relationships we acquired from etech solutions, Inc. (“E Tech”).  The value of these relationships was affected primarily by the loss of a key customer acquired by E Tech, which caused cash flows from the asset group to be lower than originally projected.  After recording the impairment of the E Tech customer relationships intangible asset, the Company performed the first step of the goodwill impairment test and based on the weighted average of market capitalization, including a control premium, and discounted cash flow analysis, goodwill was not impaired as of December 31, 2008.

    Subsequent to December 31, 2008 our stock price has declined.  Accordingly, the Company will continue to evaluate the carrying value of the remaining goodwill and intangible assets to determine whether the decline in stock price is an indication that there is a triggering event that may require the Company to perform an interim impairment test and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Goodwill

    Activity related to goodwill consisted of the following (in thousands):
	2008	2007
Balance, beginning of year	$103,686	$69,170
Purchase price allocated to goodwill upon acquisition (Note 13)	--	35,301
Adjustments to preliminary purchase price allocations for acquisitions	1,088	1,172
Adjustment to E Tech purchase price allocation for escrow claim	(378)	--
Utilization of net operating loss carryforwards associated with acquisitions	(218)	(1,957)
Balance, end of year	$104,178	$103,686

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

Intangible Assets with Definite Lives

    Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$18,013	$(7,693)	$10,320	$21,130	$(5,285)	$15,845
Non-compete agreements	2,633	(2,098)	535	2,633	(1,550)	1,083
Internally developed software	1,358	(757)	601	1,173	(448)	725
Total	$22,004	$(10,548)	$11,456	$24,936	$(7,283)	$17,653

    The estimated useful lives of acquired identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

    The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2008, 2007, and 2006 was approximately $4.8 million, $4.7 million, and $3.5 million respectively.  In addition, the Company recorded an impairment charge of $1.6 million related to the loss of a customer relationship in 2008.

    Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2009	$4,107
2010	$3,336
2011	$2,710
2012	$971
2013	$83
Thereafter	$249

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    The Compensation Committee may grant options and issue shares that accelerate in connection with a hostile change in control effected through a successful tender offer for more than 50% of the Company's outstanding voting stock or by proxy contest for the election of board members, or the options and shares may accelerate upon a subsequent termination of the individual's service.

    A summary of changes in common stock options during 2008, 2007 and 2006 is as follows (in thousands, except exercise price information):
	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	5,268	$0.02 - 16.94	$3.53
Options granted	--	--	--
Options exercised	(1,672)	$0.02 - 12.13	$2.4	$18,637
Options canceled	(44)	$1.01 - 13.25	$5.41
Options outstanding at December 31, 2006	3,552	$0.02 - 16.94	$4.03

Options granted	9	$3.00 - 3.00	$3
Options exercised	(1,160)	$0.02 - 16.94	$3.18	$21,055
Options canceled	(22)	$2.28 -7.48	$3.36
Options outstanding at December 31, 2007	2,379	$0.02 - 16.94	$4.44

Options granted	--	--	$--
Options exercised	(338)	0.02 - 10.00	$2.15	$2,726
Options canceled	(11)	0.50 - 13.25	$7.57
Options outstanding at December 31, 2008	2,030	0.03 - 16.94	$4.81	$2,560

Options vested, December 31, 2006	2,347	$0.02 - 16.94	$3.62
Options vested, December 31, 2007	1,887	$0.02 - 16.94	$4.03
Options vested, December 31, 2008	1,773	$0.03 - 16.94	$4.59	$2,560

    Restricted stock activity for the year ended December 31, 2008 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2008	2,053	$14.33
Awards granted	2,024	$6.12
Awards vested	(452)	$14.07
Awards canceled or forfeited	(115)	$13.82
Restricted stock awards outstanding at December 31, 2008	3,510	$9.65

    The total fair value of restricted shares vesting during the years ended December 31, 2008, 2007, and 2006 was $2.3 million, $5.2 million, and $1.4 million, respectively.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    The following is additional information related to stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.03 – 2.28	632,782	$1.71	3.86	632,782	$1.71
$2.77 – 3.75	481,335	$3.52	3.02	481,335	$3.52
$4.40 – 6.24	76,689	$5.02	4.19	76,689	$5.02
$6.31 – 6.31	555,000	$6.31	5.96	297,857	$6.31
$7.48 – 16.94	284,039	$10.91	3.62	284,039	$10.91
$0.03 – 16.94	2,029,845	$4.81	4.21	1,772,702	$4.59

    At December 31, 2008, 2007 and 2006, the weighted-average remaining contractual life of outstanding options was 4.21, 5.20, and 6.27 years, respectively.

    The Company recognized $9.0 million of share-based compensation expense during 2008, which included $1.0 million of expense for retirement savings plan contributions.  For 2007 and 2006, total share-based compensation was $6.1 million and $3.1 million, respectively. The associated current and future income tax benefit recognized during 2008, 2007, and 2006 was $2.9 million, $2.1 million and $0.8 million, respectively. As of December 31, 2008, there was $33.4 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years. The Company’s estimated forfeiture rate for the year ended December 31, 2008 of approximately 5% for share based awards was calculated using our historical forfeiture experience to anticipate actual forfeitures in the future.

    At December 31, 2008, 2.0 million shares were reserved for future issuance upon exercise of outstanding options and 8,075 shares were reserved for future issuance upon exercise of outstanding warrants. The majority of the outstanding warrants expire in December 2011. At December 31, 2008, there were 3.5 million shares of restricted stock outstanding under the 1999 Plan and classified as equity.

Employee Stock Purchase Plan

    In 2005, the Compensation Committee approved the Employee Stock Purchase Plan (the “ESPP”) to be available to employees starting January 1, 2006. The ESPP is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted an ability under the ESPP that would permit the purchase of Common Stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2008, approximately 29,000 shares were purchased under the ESPP.

    There are four three-month offering periods in each calendar year beginning on January 1, April 1, July 1, and October 1, respectively. The purchase price of shares offered under the ESPP is an amount equal to 95% of the fair market value of the Common Stock on the date of purchase (occurring on, respectively, March 31, June 30, September 30, and December 31). The ESPP is designed to comply with Section 423 of the Code and thus is eligible for the favorable tax treatment afforded by Section 423.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on December 31, 2008) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.44% on December 31, 2008) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of December 31, 2008, the Company had $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

    The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of at least 2.75 to 1.00.  As of December 31, 2008, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next 12 months. Substantially all of the Company’s assets are pledged to secure the credit facility.

9.   Income Taxes

    The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of December 31, 2008, the IRS has proposed no significant adjustments to any of the Company's tax positions.

    The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2008 or 2007.

    As of December 31, 2008, the Company had U.S. Federal tax net operating loss carry forwards of approximately $6.0 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

    Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$7,639	$4,110	$1,138
State	1,536	752	260
Foreign	(9)	26	102
Total current	9,166	4,888	1,500

Tax benefit on acquired net operating loss carryforward	488	385	246
Tax benefit (expense) from stock option exercises and restricted stock vesting	(922)	6,889	6,554

Deferred:
Federal	(1,304)	(668)	(902)
State	(137)	(70)	(116)
Total deferred	(1,441)	(738)	(1,018)
Total provision for income taxes	$7,291	$11,424	$7,282

    The components of pretax income for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$16,879	$27,640	$16,565
Foreign	412	14	284
Total	$17,291	$27,654	$16,849

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    In 2006, foreign operations only included Canada.  For the year ended December 31, 2008 and 2007, foreign operations included Canada, China, and India.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2008 and 2007 are as follows:
	December 31,
	2008	2007
Deferred tax assets:	(In thousands)
Current deferred tax assets:
Accrued liabilities	$435	$384
Net operating losses	475	273
Bad debt reserve	878	511
	1,788	1,168
Valuation allowance	(31)	(24)
Net current deferred tax assets	$1,757	$1,144
Non-current deferred tax assets:
Net operating losses and capital loss	$1,985	$2,380
Fixed assets	329	169
Deferred compensation	1,654	1,031
	3,968	3,580
Valuation allowance	(109)	(106)
Net non-current deferred tax assets	$3,859	$3,474

	December 31,
	2008	2007
Deferred tax liabilities:	(In thousands)
Current deferred tax liabilities:
Deferred income	$302	$307
Prepaid expenses	419	--
Net current deferred tax liabilities	$721	$307
Non-current deferred tax liabilities:
Deferred income	$84	$402
Deferred compensation	244	214
Intangibles	3,510	4,407
Total non-current deferred tax liabilities	$3,838	$5,023

Net current deferred tax asset	$1,036	$837
Net non-current deferred tax asset (liability)	$21	$(1,549)

            The Company established a valuation allowance in 2005 to offset a portion of the Company's deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses.  In 2006, the valuation allowance decreased by approximately $0.3 million primarily due to the benefit of acquired net operating loss carryforwards.  During 2007, the Company released approximately $1.9 million of its valuation allowance after determining that the acquired net operating losses would be realized. As of December 31, 2008, the remaining valuation allowance relates mainly to a capital loss carryforward from an acquired entity.  Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  Management believes it is more likely than not that the Company will generate sufficient taxable income in future years to realize the benefits of its deferred tax assets, except for those deferred tax assets for which an allowance has been provided.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    Changes to the valuation allowance are summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2008	2007	2006
Balance, beginning of year	$130	$2,056	$2,345
Additions	9	31	--
Additions/(Reductions) from purchase accounting	2	(1,957)	(289)
Balance, end of year	$141	$130	$2,056

    The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
Federal corporate statutory rate	35.0%	34.3%	34.3%
State taxes, net of federal benefit	4.5	4.2	4.6
Effect of foreign operations	--	0.1	--
Stock compensation	0.9	1.9	3.6
Other	1.7	0.8	0.7
Effective income tax rate	42.1%	41.3%	43.2%

    The effective income tax rate increased to 42.1% for the year ended December 31, 2008 from 41.3% for the year ended December 31, 2007 as a result of the decreased tax benefit of certain dispositions of incentive stock options by holders.

10. Commitments and Contingencies

    The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facility leases. Future minimum commitments under these lease agreements as of December 31, 2008 are as follows (in thousands):
Operating Leases
2009	$2,258
2010	2,125
2011	1,759
2012	745
2013	471
Thereafter	315
Total minimum lease payments	$7,673

    Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.9 million, $2.3 million and $1.7 million respectively.

    As of December 31, 2008, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and reduces the borrowings available under the Company’s account receivable line of credit.

11. Balance Sheet Components
	December 31,
	2008	2007
	(In thousands)
Accounts receivable:
Accounts receivable	$30,565	$36,894
Unbilled revenues	16,374	15,436
Note receivable (1)	2,142	--
Allowance for doubtful accounts	(1,497)	(1,475)
Total	$47,584	$50,855

(1) In June 2008, the Company entered into a note arrangement with a customer. The note provides that the customer will pay for a portion of services performed by the Company up to $2.5 million over a one-year term. The customer’s outstanding balance bears an annual interest rate of 10%.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008
	December 31,
	2008	2007
	(In thousands)
Other current assets:
Income tax receivable	$1,558	$1,174
Deferred tax asset	1,036	837
Other current assets	563	2,131
Total	$3,157	$4,142

Other current liabilities:
Accrued bonus	$5,644	$9,378
Accrued subcontractor fees	1,625	2,399
Deferred revenues	1,575	1,439
Payroll related costs	1,495	1,862
Accrued settlement (2)	800	--
Accrued reimbursable expenses	671	788
Accrued medical claims expense	654	850
Other accrued expenses	1,875	2,005
Total	$14,339	$18,721

(2) The Company negotiated the termination of an ongoing fixed fee contract. Management believed the negotiation would result in a probable loss that was reasonably estimatable, and accrued its best estimate of the settlement amount as of December 31, 2008. The Company settled with the customer in February 2009 for an amount approximating the accrual.

Property and Equipment:
Computer hardware (useful life of 2 years)	$6,206	$5,805
Furniture and fixtures (useful life of 5 years)	1,406	1,248
Leasehold improvements (useful life of 5 years)	969	884
Software (useful life of 1 year)	1,216	920
Less: Accumulated depreciation	(7,452)	(5,631)
Total	$2,345	$3,226

12. Allowance for Doubtful Accounts

    Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2008	2007	2006
Balance, beginning of year	$1,475	$707	$367
Charged to expense	1,822	1,060	264
Additions (reductions) resulting from purchase accounting	(203)	153	371
Uncollected balances written off, net of recoveries	(1,597)	(445)	(295)
Balance, end of year	$1,497	$1,475	$707

13. Business Combinations

    The Company did not enter into any agreements to acquire another business during the twelve months ended December 31, 2008.

2007 Acquisitions:

    On February 20, 2007, the Company acquired E Tech, a solutions-oriented IT consulting firm, for approximately $12.3 million. The purchase price consisted of approximately $5.9 million in cash, transaction costs of approximately $663,000, and 306,247 shares of the Company’s common stock valued at approximately $20.34 per share (approximately $6.2 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $474,000, as determined by a third party valuation firm. The results of E Tech’s operations have been included in the Company’s consolidated financial statements since February 20, 2007.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

    During the third quarter 2008, the Company and the shareholder representative for E Tech reached a settlement agreement related to an escrow claim.  As a result of the settlement, the Company reacquired approximately 19,000 shares of its common stock issued as consideration.  The settlement was recorded as a reduction to goodwill and additional paid-in capital in the third quarter 2008.

    On June 25, 2007, the Company acquired Tier1 Innovation, LLC (“Tier1”), a national customer relationship management consulting firm, for approximately $15.1 million. The purchase price consisted of approximately $7.1 million in cash, transaction costs of approximately $762,500, and 355,633 shares of the Company’s common stock valued at approximately $20.69 per share (approximately $7.4 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $144,000 as determined by a third party valuation firm. The results of Tier1’s operations have been included in the Company’s consolidated financial statements since June 25, 2007.

    On September 20, 2007, the Company acquired BoldTech Systems, Inc. (“BoldTech”), an information technology consulting firm, for approximately $20.9 million. The purchase price consisted of approximately $10.0 million in cash, transaction costs of $1.0 million, and 449,680 shares of the Company’s common stock valued at approximately $23.69 per share (approximately $10.6 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $723,000 as determined by a third party valuation firm. The results of BoldTech’s operations have been included in the Company’s consolidated financial statements since September 20, 2007.

    On November 21, 2007, the Company acquired ePairs, Inc. (“ePairs”), a California-based consulting firm focused on Oracle-Siebel with a recruiting center in Chennai, India, for approximately $5.1 million. The purchase price consisted of approximately $2.5 million in cash, transaction costs of $500,000, and 138,604 shares of the Company’s common stock valued at approximately $16.25 per share (approximately $2.2 million worth of the Company’s common stock) less the value of those shares subject to a lapse acceleration right of approximately $86,000 as determined by a third party valuation firm. The results of ePairs’ operations have been included in the Company’s consolidated financial statements since November 21, 2007.

14. Quarterly Financial Results (Unaudited)

    The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2008 and 2007. The quarterly operating results are not necessarily indicative of future results of operations. The financial data presented is not directly comparable between periods as a result of the four acquisitions in 2007 (in thousands, except per share data):

	Three Months Ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues:
Services	$52,100	$53,632	$52,510	$49,238
Software and hardware	1,684	2,098	2,290	4,641
Reimbursable expenses	3,539	3,370	3,506	2,880
Total revenues	$57,323	$59,100	$58,306	$56,759
Gross margin	$17,562	$20,139	$19,176	16,625
Income from operations	$5,047	$6,802	$4,402	$1,427
Income before income taxes	$5,203	$6,793	$3,677	$1,618
Net income	$3,076	$3,989	$2,176	$759
Basic net income per share	$0.10	$0.13	$0.07	$0.03
Diluted net income per share	$0.10	$0.13	$0.07	$0.03

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2008

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

We have audited the accompanying consolidated balance sheets of Perficient, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The accompanying consolidated financial statements of the Company as of December 31, 2006, and for the year then ended, were audited by other auditors whose report thereon dated March 1, 2007, except note 2 to the 2006 financial statements as to which date is August 13, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment.

/s/ KPMG LLP

St. Louis, Missouri
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.
Austin, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Perficient, Inc. for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Perficient, Inc. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive and principal financial officers have determined that the Company’s disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

    KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2008 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2008, which is included herein.

Changes in Internal Control Over Financial Reporting

    There have not been any changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

    The Company’s annual stockholders meeting will be held on April 17, 2009.  The deadline for submitting shareholder proposals and the date on which such submittals will be deemed untimely remain as set in the Company’s Proxy Statement for its 2008 annual stockholders meeting, which was filed with the SEC on April 30, 2008.

    The Company entered into an employment agreement with John T. McDonald, our Chairman of the Board and Chief Executive Officer, on March 3, 2009.  The agreement is effective as of January 1, 2009 and will expire on December 31, 2011.  Mr. McDonald’s employment agreement provides for the following compensation:

•	an annual salary of $285,000 that may be increased by the Board of Directors from time to time;
•
an annual performance bonus of up to 200% of Mr. McDonald's annual salary in the event the Company achieves certain performance targets approved by the Board of Directors (“Mr. McDonald’s Target Bonus”), which may be increased up to 300% of Mr. McDonald’s annual salary pursuant to the 2009 Executive Bonus Plan;

•
entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to executive employees of the Company, pursuant to the policies of the Company and subject to the conditions and terms applicable to such benefits, plans or programs; and

•	death, disability, severance, and change of control benefits upon Mr. McDonald’s termination of employment or change of control of the Company.

    Under his agreement, Mr. McDonald can choose to reduce his role as Chief Executive Officer and Chairman of the Board to Chairman of the Board only.  If this were to occur, Mr. McDonald would incur a reduction in salary and bonus by 50% and would only be eligible for equity grants awarded to non-employee directors.  Also, Mr. McDonald would be required to make himself available to the Company for up to 20 hours per week and his responsibilities would include presiding over the Board of Directors and committees of the Board of Directors, providing oversight of corporate strategy, financing, acquisitions, and investor relations, including presenting on the Company's quarterly earnings conference calls and presenting at such investor conferences and handling such other investor relations functions as reasonably requested by the Company.

    Mr. McDonald has agreed to refrain from competing with the Company for a period of five years following the termination of his employment. Mr. McDonald’s compensation is subject to review and adjustment on an annual basis in accordance with the Company’s compensation policies as in effect from time to time.

    The Company entered into an employment agreement with Jeffrey S. Davis, our President and Chief Operating Officer, on March 3, 2009.  The agreement is effective as of January 1, 2009 and will expire on December 31, 2011.  Mr. Davis’ previous employment agreement with the Company was effective July 1, 2006 and was set to expire on June 30, 2009. Mr. Davis’s current employment agreement provides for the following compensation:

•	an annual salary of $285,000 that may be increased by the CEO from time to time;
•
an annual performance bonus of up to 200% of Mr. Davis’s annual salary in the event the Company achieves certain performance targets (“Mr. Davis’s Target Bonus”), which may be increased up to 300% of Mr. Davis’s annual salary pursuant to the 2009 Executive Bonus Plan;

•
entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to executive employees of the Company, pursuant to the policies of the Company and subject to the conditions and terms applicable to such benefits, plans or programs; and

•	death, disability, severance, and change of control benefits upon Mr. Davis’s termination of employment or change of control of the Company

    Mr. Davis has agreed to refrain from competing with the Company for a period of five years following the termination of his employment. Mr. Davis’s compensation is subject to review and adjustment on an annual basis in accordance with the Company’s compensation policies as in effect from time to time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

    Our executive officers and directors, including their ages as of the date of this filing are as follows:

Name	Age	Position
John T. McDonald	45	Chairman of the Board and Chief Executive Officer
Jeffrey S. Davis	44	President and Chief Operating Officer
Paul E. Martin	48	Chief Financial Officer, Treasurer and Secretary
Timothy J. Thompson	48	Vice President of Client Development
Richard T. Kalbfleish	53	Controller and Vice President of Finance and Administration
Ralph C. Derrickson	50	Director
Max D. Hopper	74	Director
Kenneth R. Johnsen	55	Director
David S. Lundeen	47	Director

    John T. McDonald joined the Company in April 1999 as Chief Executive Officer and was elected Chairman of the Board in March 2001. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that was acquired by GTECH Corporation in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York, focusing on mergers and acquisitions and corporate finance. Mr. McDonald currently serves as a member of the board of directors of a number of privately held companies and non-profit organizations. Mr. McDonald received a B.A. in Economics from Fordham University and a J.D. from Fordham Law School.

    Jeffrey S. Davis became the Chief Operating Officer of the Company upon the closing of the acquisition of Vertecon in April 2002 and was named the Company’s President in 2004. He previously served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by Perficient. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young LLP for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnell Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

    Paul E. Martin joined the Company in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar in revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter and was Charter’s Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenues. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri – St. Louis.  Mr. Martin is also a member of the University of Missouri – St. Louis School of Business Leadership Council.

            Richard T. Kalbfleish joined the Company as Controller in November 2004 and became Vice President of Finance and Administration and Assistant Treasurer in May 2005. In August 2006, Mr. Kalbfleish became the Principal Accounting Officer of the Company. Prior to joining the Company, Mr. Kalbfleish served as Vice President of Finance and Administration with IntelliMark/Technisource, a national IT staffing company, for 11 years. Mr. Kalbfleish has over 23 years of experience at the Controller level and above in a number of service industries with an emphasis on acquisition integration and accounting, human resources and administrative support. Mr. Kalbfleish has a B.S.B.A. in Accountancy from the University of Missouri - Columbia.

    Ralph C. Derrickson became a member of the Board of Directors in July 2004. Mr. Derrickson has more than 27 years of technology management experience in a wide range of settings including start-up, interim management and restructuring situations. Currently Mr. Derrickson is President and CEO of Carena, Inc. Prior to joining Carena, Inc., Mr. Derrickson was managing director of venture investments at Vulcan Inc., an investment management firm with headquarters in Seattle, Washington from October 2001 to July 2004. Mr. Derrickson is a founding partner of Watershed Capital, an early-stage venture capital firm, and is the managing member of RCollins Group, LLC, a management advisory firm. He served as a board member of Metricom, Inc., a publicly traded company, from April 1997 to November 2001 and as Interim CEO of Metricom from February 2001 to August 2001. He served as vice president of product development at Starwave Corporation, one of the pioneers of the Internet. Earlier, Mr. Derrickson held senior management positions at NeXT Computer, Inc. and Sun Microsystems, Inc. He has served on the boards of numerous start-up technology companies. Mr. Derrickson is on the faculty of the Michael G. Foster School of Business at the University of Washington, and serves on the Executive Advisory Board of the Center for Entrepreneurship and Innovation at the University of Washington, as well as a member of the President’s Circle of the National Academy of Sciences, The National Academy of Engineering and the Institute of Medicine. Mr. Derrickson holds a bachelor’s degree in systems software from the Rochester Institute of Technology.

    Max D. Hopper became a member of the Board of Directors in September 2002. Mr. Hopper began his information systems career in 1960 at Shell Oil and served with EDS, United Airlines and Bank of America prior to joining American Airlines. During Mr. Hopper’s twenty-year tenure at American Airlines he served as CIO, and as CEO of several business units. Most recently, he founded Max D. Hopper Associates, Inc., a consulting firm that specializes in the strategic use of information technology and business-driven technology. Mr. Hopper currently serves on the board of directors for several companies such as Gartner Group as well as other private corporations.

    Kenneth R. Johnsen became a member of the Board of Directors in July 2004. Mr. Johnsen is currently the CEO and Chairman of the Board of HG Food, LLC.  Prior to joining HG Food, LLC, Mr. Johnsen was a partner with Aspen Advisors, LP. From January 1999 to October 2006, Mr. Johnsen served as President, CEO and Chairman of the Board of Parago Inc., a marketing services transaction processor. Before joining Parago Inc. in 1999, he served as President, Chief Operating Officer and Board Member of Metamor Worldwide Inc., an $850 million public technology services company specializing in information technology consulting and implementation. Metamor was later acquired by PSINet for $1.7 billion. At Metamor, Mr. Johnsen grew the IT Solutions Group revenues from $20 million to over $300 million within two years. His experience also includes 22 years at IBM where he held general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/Hong Kong Operations. He achieved record revenues, profit and customer satisfaction levels in both business units.

    David S. Lundeen became a member of the Board of Directors in April 1998. From March 1999 through 2002, Mr. Lundeen was a partner with Watershed Capital, a private equity firm based in Mountain View, California. From June 1997 to February 1999, Mr. Lundeen was self-employed, managed his personal investments and acted as a consultant and advisor to various businesses. From June 1995 to June 1997, he served as the Chief Financial Officer and Chief Operating Officer of BSG Corporation. From January 1990 until June 1995, Mr. Lundeen served as President of Blockbuster Technology and as Vice President of Finance of Blockbuster Entertainment Corporation. Prior to that time, Mr. Lundeen was an investment banker with Drexel Burnham Lambert in New York City. Mr. Lundeen currently serves as a member of the board of directors of Parago, Inc., and as Chairman of the Board of Interstate Connections, Inc. Mr. Lundeen received a B.S. in Engineering from the University of Michigan in 1984 and an M.B.A. from the University of Chicago in 1988. The Board of Directors has determined that Mr. Lundeen is an audit committee financial expert, as such term is defined in the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”).

Codes of Conduct and Ethics

    The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all employees and directors of the Company while acting on the Company's behalf and has adopted a Financial Code of Ethics applicable to the chief executive officer, the chief financial officer, and other senior financial officials.  Both of these codes are available for viewing on Perficient’s website at www.Perficient.com.  Any amendments to, or waivers from, the Financial Code of Ethics will also be posted on Perficient’s website.

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

    Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions "Directors and Executive Officers", "Composition and Meetings of the Board of Directors and Committees", and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 11.	Executive Compensation.

    Information on this subject is found in the Proxy Statement under the captions "Compensation of Directors and Executive Officers” and "Directors and Executive Officers" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Information on this subject is found in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management ", "Directors and Executive Officers", and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company's fiscal year.

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

    See Index to Exhibits starting on page 61.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ John T. McDonald
Date: March 5, 2009	John T. McDonald
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Paul E. Martin
Date: March 5, 2009	Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Richard T. Kalbfleish
Date: March 5, 2009	Richard T. Kalbfleish
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

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and	March 5, 2009
John T. McDonald	Chairman of the Board (Principal Executive Officer)

/s/ Ralph C. Derrickson	Director	March 5, 2009
Ralph C. Derrickson

/s/ Max D. Hopper	Director	March 5, 2009
Max D. Hopper

/s/ Kenneth R. Johnsen	Director	March 5, 2009
Kenneth R. Johnsen

/s/ David S. Lundeen	Director	March 5, 2009
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.4†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.5†
Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.6†
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

10.7†
Offer Letter Amendment, dated August 31, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 1, 2006 and incorporated herein by reference

10.8†*	Employment Agreement between Perficient, Inc. and John T. McDonald dated March 3, 2009, and effective as of January 1, 2009

10.9†*	Employment Agreement between Perficient, Inc. and Jeffrey S. Davis dated March 3, 2009, and effective as of January 1, 2009

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