Form 10-Q
period 2009-03-31
PERFICIENT INC
filed 2009-05-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.☑    Yes  ☐      No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑Yes   ☐No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,”  “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☑

Non-accelerated filer☐	Smaller reporting company☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of May 4, 2009, there were 32,264,469 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$24,872	$22,909
Accounts and note receivable, net	43,654	47,584
Prepaid expenses	1,161	1,374
Other current assets	2,524	3,157
Total current assets	72,211	75,024
Property and equipment, net	1,925	2,345
Goodwill	104,178	104,178
Intangible assets, net	10,424	11,456
Other non-current assets	1,456	1,244
Total assets	$190,194	$194,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,098	$4,509
Other current liabilities	10,010	14,339
Total current liabilities	14,108	18,848
Other non-current liabilities	640	581
Total liabilities	$14,748	$19,429

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
30,532,042 shares issued and 28,058,742 shares outstanding as of March 31, 2009;
30,350,700 shares issued and 28,502,400 shares outstanding as of December 31, 2008)	$31	$30
Additional paid-in capital	200,198	197,653
Accumulated other comprehensive loss	(413)	(338)
Treasury stock, at cost (2,473,300 shares as of March 31, 2009; 1,848,300 shares as of December 31, 2008)	(11,937)	(9,179)
Accumulated deficit	(12,433)	(13,348)
Total stockholders’ equity	175,446	174,818
Total liabilities and stockholders’ equity	$190,194	$194,247

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share information)
Revenues
Services	$44,980	$52,100
Software and hardware	3,919	1,684
Reimbursable expenses	2,393	3,539
Total revenues	51,292	57,323

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	30,830	33,703
Software and hardware costs	3,607	1,469
Reimbursable expenses	2,393	3,539
Other project related expenses	1,123	1,050
Total cost of revenues	37,953	39,761

Gross margin	13,339	17,562

Selling, general and administrative	10,511	10,760
Depreciation	475	538
Amortization	1,111	1,217
Income from operations	1,242	5,047

Interest income, net of interest expense	98	108
Other income	176	48
Income before income taxes	1,516	5,203
Provision for income taxes	601	2,127

Net income	$915	$3,076

Basic net income per share	$0.03	$0.10

Diluted net income per share	$0.03	$0.10

Shares used in computing basic net income per share	28,262,954	29,535,262

Shares used in computing diluted net income per share	28,774,210	30,724,006

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2009
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818
Stock options exercised	96	1	185	--	--	--	186
Purchase of stock under the Employee Stock Purchase Plan	6	--	30	--	--	--	30
Tax expense of stock option exercises and restricted stock vesting	--	--	(121)	--	--	--	(121)
Stock compensation and retirement savings plan contributions	80	--	2,451	--	--	--	2,451
Purchases of treasury stock	(625)	--	--	--	(2,758)	--	(2,758)
Foreign currency translation adjustment	--	--	--	(75)	--	--	(75)
Net income	--	--	--	--	--	915	915
Total comprehensive income	--	--	--	--	--	--	840
Balance at March 31, 2009	28,059	$31	$200,198	$(413)	$(11,937)	$(12,433)	$175,446

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$915	$3,076
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	475	538
Amortization	1,111	1,217
Deferred income taxes	559	(192)
Non-cash stock compensation and retirement savings plan contributions	2,451	2,280

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	3,908	3,574
Other assets	29	834
Accounts payable	(404)	(794)
Other liabilities	(4,258)	(5,877)
Net cash provided by operating activities	4,786	4,656

INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(430)
Capitalization of software developed for internal use	(53)	(5)
Cash paid for certain acquisition related costs	(13)	(103)
Net cash used in investing activities	(158)	(538)

FINANCING ACTIVITIES
Tax benefit (expense) on stock option exercises and restricted stock vesting	(121)	276
Proceeds from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan	216	417
Purchase of treasury stock	(2,758)	--
Net cash provided by (used in) financing activities	(2,663)	693
Effect of exchange rate on cash and cash equivalents	(2)	6
Change in cash and cash equivalents	1,963	4,817
Cash and cash equivalents at beginning of period	22,909	8,070
Cash and cash equivalents at end of period	$24,872	$12,887

Supplemental disclosures:
Cash paid for income taxes	$251	$829

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 may not be indicative of the results for the full fiscal year ending December 31, 2009.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and such differences could be material to the financial statements.

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company's role as a principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Stock-Based Compensation

The Company recognizes stock-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123 (revised), Share Based Payment (“SFAS 123R”), the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation.  Refer to Note 3, Stock-Based Compensation, for further discussion.

3. Stock-Based Compensation

Stock Award Plans

The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) prior to May 2009.  On April 24, 2009, the Company’s Board of Directors and stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the granting of various types of stock awards over the next three years, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors will administer the Incentive Plan and determine the terms of all stock awards made under the Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2009 was approximately $2.5 million, which included $0.3 million of expense for retirement savings plan contributions.  For the three months ended March 31, 2008, stock-based compensation cost was approximately $2.3 million, which included $0.3 million of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized for the three months ended March 31, 2009 and 2008 were approximately $0.8 million and $0.7 million, respectively.  As of March 31, 2009, there was $30.1 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years.

Stock option activity for the three months ended March 31, 2009 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2009	2,030	$0.03 – 16.94	$4.81
Options exercised	(96)	0.10 – 4.50	1.93
Options outstanding at March 31, 2009	1,934	0.03 – 16.94	4.95
Options vested at March 31, 2009	1,677	$0.03 – 16.94	$4.74

Restricted stock activity for the three months ended March 31, 2009 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2009	3,510	$9.65
Awards granted	41	4.84
Awards vested	(17)	8.62
Awards forfeited	(9)	9.90
Restricted stock awards outstanding at March 31, 2009	3,525	$9.59

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three months ended March 31,
	2009	2008
Net income	$915	$3,076
Basic:
Weighted-average shares of common stock outstanding	28,263	29,535
Shares used in computing basic net income per share	28,263	29,535

Effect of dilutive securities:
Stock options	497	1,068
Warrants	4	7
Restricted stock subject to vesting	10	114
Shares used in computing diluted net income per share (1)	28,774	30,724

Basic net income per share	$0.03	$0.10

Diluted net income per share	$0.03	$0.10

(1)
For the three months ended March 31, 2009, approximately 915,000 options for shares and 3.4 million shares of restricted stock were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases its office facilities and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2009 remaining	$1,721
2010	2,245
2011	1,866
2012	856
2013	585
Thereafter	363
Total minimum lease payments	$7,636

At March 31, 2009, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and while outstanding, reduces the credit available for revolving credit borrowings under the Company’s credit agreement with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).

6. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	March 31, 2009	December 31, 2008
Accounts receivable	$26,375	$30,565
Unbilled revenue	16,386	16,374
Note receivable (1)	1,454	2,142
Allowance for doubtful accounts	(561)	(1,497)
Total	$43,654	$47,584

(1)
In June 2008, the Company entered into a note arrangement with a customer.  The note provides that the customer will pay for a portion of services performed by the Company up to $2.5 million over a one-year term.  The customer’s outstanding balance bears an annual interest rate of 10%.

The components of other current assets are as follows (in thousands):
	March 31, 2009	December 31, 2008
Income tax receivable	$1,612	$1,558
Other current assets	912	1,599
Total	$2,524	$3,157

The components of other current liabilities are as follows (in thousands):
	March 31, 2009	December 31, 2008
Accrued bonus	$2,979	$5,644
Accrued subcontractor fees	1,924	1,625
Payroll related costs	1,423	1,495
Accrued reimbursable expenses	675	671
Accrued medical claims expense	664	654
Deferred revenues	359	1,575
Accrued settlement (2)	--	800
Other accrued expenses	1,986	1,875
Total	$10,010	$14,339

(2)
During the first quarter of 2009, the Company negotiated the termination of an ongoing fixed fee contract.  Management believed the negotiation would result in a probable loss that was reasonably estimatable and accrued its best estimate of the settlement amount as of December 31, 2008.  The Company settled with the customer in February 2009 for an amount approximating the accrual.

Property and equipment consists of the following (in thousands):
	March 31, 2009	December 31, 2008
Computer hardware (useful life of 2 years)	$6,008	$6,206
Furniture and fixtures (useful life of 5 years)	1,424	1,406
Leasehold improvements (useful life of 5 years)	968	969
Software (useful life of 1 year)	986	1,216
Less: Accumulated depreciation	(7,461)	(7,452)
Total	$1,925	$2,345

7. Goodwill and Intangible Assets

Goodwill

During the later part of first quarter 2009, the Company’s stock price continued trending upward as compared to the price at December 31, 2008.  Based on the upward trend of the Company’s stock price and comparison of actual results to those projected for the first quarter 2009, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.  Consequently, the first step of the goodwill impairment test was not performed during first quarter 2009.

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$18,013	$(8,565)	$9,448	$18,013	$(7,693)	$10,320
Non-compete agreements	2,633	(2,225)	408	2,633	(2,098)	535
Internally developed software	1,411	(843)	568	1,358	(757)	601
Total	$22,057	$(11,633)	$10,424	$22,004	$(10,548)	$11,456

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

8. Line of Credit

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with SVB and KeyBank.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on March 31, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.50% on March 31, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of March 31, 2009, the Company has $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of March 31, 2009, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of March 31, 2009.

The Company’s effective tax rate was 39.6% for the three months ended March 31, 2009 compared to 40.9% for the three months ended March 31, 2008. The decrease in the effective rate is due to a decline in the Company’s projected federal tax rate for 2009 and decreased stock compensation expense related to incentive stock options. The difference between the Company’s federal statutory rate of 34% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.1 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $2.6 million related to stock compensation, reserves and accruals. At March 31, 2009, deferred tax assets net of the valuation allowance total $4.6 million and are offset by deferred tax liabilities of $4.1 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions.  All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Internal Revenue Code.

10.  Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and liabilities, including fair value measurements under SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

·	Level 1 – Quoted prices in active markets for identical assets or liabilities.
·
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On January 1, 2009, the Company implemented the previously deferred provisions of SFAS 157 for non-financial assets and liabilities recorded at fair value, as required.

As of March 31, 2009, the Company did not hold any assets or liabilities that were required to be measured at fair value on a recurring basis and did not hold any non-financial assets or liabilities that were required to be re-measured at fair value, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP 142-3 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement requires, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141R. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, acquired contingencies should be accounted for using existing guidance.  FSP 141(R)-1 is effective January 1, 2009.  As such, the adoption applies to business combinations for which the acquisition date is on or after January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the  Securities and Exchange Commission (“SEC”) and elsewhere in this Quarterly Report on Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the three months ended March 31, 2009 compared to 15% for the three months ended March 31, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided we act as a principal in the transaction. On rare occasions we do not meet the requirements to be considered a principal in the transaction and act as an agent.  In these cases, revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our customers’ demand for these products.

If we enter into contracts for the sale of services and software or hardware, management evaluates whether the services are essential to the functionality of the software or hardware and whether objective fair value evidence exists for each deliverable in the transaction.  If management concludes the services to be provided are not essential to the functionality of the software or hardware and can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these separation criteria.

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

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenues. Total revenues decreased 11% to $51.3 million for the three months ended March 31, 2009 from $57.3 million for the three months ended March 31, 2008.  Revenue growth continues to be challenging due to the continued weakening of the economy and decreased demand in the IT industry.

Services revenues decreased 14% to $45.0 million for the three months ended March 31, 2009 from $52.1 million for the three months ended March 31, 2008.

Software and hardware revenues increased 133% to $3.9 million for the three months ended March 31, 2009 from $1.7 million for the three months ended March 31, 2008 due mainly to the renewal of several larger software licenses and an overall increase in software sales. Reimbursable expenses decreased 32% to $2.4 million for the three months ended March 31, 2009 from $3.5 million for the three months ended March 31, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 5% to $38.0 million for the three months ended March 31, 2009 from $39.8 million for the three months ended March 31, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing cost structures. The average number of professionals performing services, including subcontractors, decreased to 1,078 for the three months ended March 31, 2009 from 1,185 for the three months ended March 31, 2008.

Costs associated with software and hardware sales increased 146% to $3.6 million for the three months ended March 31, 2009 from $1.5 million for the three months ended March 31, 2008, which directly relates to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin decreased 24% to $13.3 million for the three months ended March 31, 2009 from $17.6 million for the three months ended March 31, 2008. Gross margin as a percentage of revenues decreased to 26.0% for the three months ended March 31, 2009 from 30.6% for the three months ended March 31, 2008 due to a decrease in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, decreased to 29.0% for the three months ended March 31, 2009 from 33.3% for the three months ended March 31, 2008.  The average utilization rate of our professionals, excluding subcontractors, decreased to 75% for the three months ended March 31, 2009 compared to 78% for the three months ended March 31, 2008. The Company’s average bill rate was $108 per hour at March 31, 2009 and 2008.  Software and hardware gross margin decreased to 8.0% for the three months ended March 31, 2009 from 12.8% for the three months ended March 31, 2008 primarily due to competition in the marketplace causing lower margin software sales.

Selling, General and Administrative. SG&A expenses decreased 2% to $10.5 million for the three months ended March 31, 2009 from $10.8 million for the three months ended March 31, 2008.  SG&A expenses, as a percentage of revenues, increased to 20.5% for the three months ended March 31, 2009 from 18.8% for the three months ended March 31, 2008.  Sales related costs, general and administrative salaries, and stock compensation expense all increased as a percentage of revenues compared to the prior year comparable period.  Net bad debt recoveries of $0.2 million in the three months ended March 31, 2009 helped to offset these costs.

Depreciation. Depreciation expense decreased 12% to $0.4 million for the three months ended March 31, 2009 from $0.5 million for the three months ended March 31, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and the first quarter of 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.1% and 1.0% for the three months ended March 31, 2009 and 2008, respectively.

Amortization. Amortization expense decreased 9% to $1.1 million for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets and the impact of the impairment charge recorded in the fourth quarter of 2008.

Net Interest Income. We had interest income of $98,000, net of interest expense, for the three months ended March 31, 2009, compared to interest income of $108,000, net of interest expense, for the three months ended March 31, 2008.  The decrease in interest income was related to a lower interest rate on the money market account; however, this decrease was partially offset by the interest income received on the outstanding balance of the note receivable.

Other Income. We had other income of $176,000 for the three months ended March 31, 2009, compared to other income of $48,000, net of other expense, for the three months ended March 31, 2008.  The increase in other income was related to government incentives received by our China operations during the first quarter of 2009.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 39.6% for the three months ended March 31, 2009 from 40.9% for the three months ended March 31, 2008 due mainly to a decline in our projected federal tax rate for 2009 and decreased stock compensation expense related to incentive stock options.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:
	As of March 31, 2009	As of December 31, 2008
	(in millions)
Cash and cash equivalents	$24.9	$22.9
Working capital (including cash and cash equivalents)	$58.1	$56.2
Amounts available under credit facilities	$49.9	$49.9

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $4.8 million compared to $4.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net income of $0.9 million plus non-cash charges of $4.6 million was offset by investments in working capital of $0.7 million.  The primary components of operating cash flows for the three months ended March 31, 2008 were net income of $3.1 million plus non-cash charges of $3.8 million, offset by investments in working capital of $2.3 million.  The Company’s days sales outstanding as of March 31, 2009 decreased to 73 days from 74 days at March 31, 2008.

 Net Cash Used in Investing Activities

During the three months ended March 31, 2009, we used $0.2 million in cash to purchase equipment, develop certain software and pay certain acquisition-related costs.  During the three months ended March 31, 2008, we used $0.4 million in cash to purchase equipment and develop certain software and $0.1 million in cash to pay certain acquisition related costs.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2009, we made no draws from our line of credit.  We received proceeds of $0.2 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we incurred $0.1 million in income tax expense due to the decline in the Company’s share price of underlying stock awards.  We used $2.8 million to repurchase shares of the Company’s common stock through the stock repurchase program.  For the three months ended March 31, 2008, we made no draws from our line of credit.  We received proceeds of $0.4 million from exercises of stock options and purchases under our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.3 million.

Availability of Funds from Bank Line of Credit Facility

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  The credit facility will be used for ongoing, general corporate purposes. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (4.00% on March 31, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.50% on March 31, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings.  As of March 31, 2009, the Company had $49.9 million of available borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of March 31, 2009, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

In 2008, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  As of March 31, 2009, $11.9 million of Company common stock has been repurchased under this program.

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

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2009.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   We currently have no intent to use the shelf registration to complete an offering.

Conclusion

We expect to fund our operations from cash generated from operations and short-term borrowings as necessary from our credit facility.  We believe that the current available funds, access to capital from our credit facility and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2008 Annual Report on Form 10-K. The Company believes its most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2009, we were primarily exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar. To a lesser extent, we were exposed to fluctuations in the exchange rates between the U.S. dollar and the Chinese Yuan and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $24.9 million and $22.9 million at March 31, 2009 and December 31, 2008, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2008, the Company’s Board of Directors approved a share repurchase authority of up to $20.0 million.  The repurchase program expires June 30, 2010.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors.

The Company had repurchased approximately $11.9 million of its outstanding common stock under the program as of March 31, 2009.
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2008	1,848,300	4.97	1,848,300	$10,821,786
January 1-31, 2009	200,000	4.47	200,000	$9,927,481
February 1-28, 2009	200,000	4.11	200,000	$9,105,299
March 1-31, 2009	225,000	4.63	225,000	$8,063,791
Ending Balance as of March 31, 2009	2,473,300	4.83	2,473,300

(1)	Average price paid per share includes commission.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 7, 2009	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2009	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

4.1*	Specimen Certificate for shares of Perficient, Inc. common stock
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