Form 10-Q
period 2009-06-30
PERFICIENT INC
filed 2009-08-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. ☑     Yes ☐       No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of July 31, 2009, there were 31,373,219 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$31,274	$22,909
Accounts and note receivable, net	36,415	47,584
Prepaid expenses	1,027	1,374
Other current assets	2,226	3,157
Total current assets	70,942	75,024
Property and equipment, net	1,649	2,345
Goodwill	104,168	104,178
Intangible assets, net	9,387	11,456
Other non-current assets	1,789	1,244
Total assets	$187,935	$194,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,807	$4,509
Other current liabilities	11,108	14,339
Total current liabilities	13,915	18,848
Other non-current liabilities	793	581
Total liabilities	$14,708	$19,429

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
30,624,369 shares issued and 27,511,639 shares outstanding as of June 30, 2009;
30,350,700 shares issued and 28,502,400 shares outstanding as of December 31, 2008)	$31	$30
Additional paid-in capital	202,338	197,653
Accumulated other comprehensive loss	(342)	(338)
Treasury stock, at cost (3,112,730 shares as of June 30, 2009; 1,848,300 shares as of December 31, 2008)	(16,171)	(9,179)
Accumulated deficit	(12,629)	(13,348)
Total stockholders’ equity	173,227	174,818
Total liabilities and stockholders’ equity	$187,935	$194,247

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	(In thousands, except per share data)
Services	$40,762	$53,632	$85,742	$105,732
Software and hardware	1,789	2,098	5,708	3,782
Reimbursable expenses	2,378	3,370	4,771	6,909
Total revenues	44,929	59,100	96,221	116,423

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	28,356	32,547	59,186	66,250
Software and hardware costs	1,575	1,728	5,182	3,197
Reimbursable expenses	2,378	3,370	4,771	6,909
Other project related expenses	917	1,316	2,040	2,366
Total cost of revenues	33,226	38,961	71,179	78,722

Gross margin	11,703	20,139	25,042	37,701

Selling, general and administrative	10,148	11,567	20,659	22,327
Depreciation	393	556	868	1,094
Amortization	1,106	1,214	2,217	2,431
Income from operations	56	6,802	1,298	11,849

Interest income, net of interest expense	90	89	188	192
Other income (expense)	82	(98)	258	(45)
Income before income taxes	228	6,793	1,744	11,996
Provision for income taxes	424	2,804	1,025	4,931

Net income (loss)	$(196)	$3,989	$719	$7,065

Basic net income (loss) per share	$(0.01)	$0.13	$0.03	$0.24

Diluted net income (loss) per share	$(0.01)	$0.13	$0.02	$0.23

Shares used in computing basic net income (loss) per share	27,799	29,718	28,031	29,627

Shares used in computing diluted net income (loss) per share	27,799	30,763	28,775	30,744

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2009
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818
Stock options exercised	107	1	227	--	--	--	228
Purchase of stock under the Employee Stock Purchase Plan	11	--	60	--	--	--	60
Tax expense of stock option exercises and restricted stock vesting	--	--	(500)	--	--	--	(500)
Stock compensation and retirement savings plan contributions	156	--	4,898	--	--	--	4,898
Purchases of treasury stock	(1,264)	--	--	--	(6,992)	--	(6,992)
Foreign currency translation adjustment	--	--	--	(4)	--	--	(4)
Net income	--	--	--	--	--	719	719
Total comprehensive income	--	--	--	--	--	--	715
Balance at June 30, 2009	27,512	$31	$202,338	$(342)	$(16,171)	$(12,629)	$173,227

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$719	$7,065
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	868	1,094
Amortization	2,217	2,431
Deferred income taxes	261	(451)
Non-cash stock compensation and retirement savings plan contributions	4,898	4,547

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	11,192	1,747
Other assets	399	(1,675)
Accounts payable	(1,719)	(361)
Other liabilities	(2,989)	(3,525)
Net cash provided by operating activities	15,846	10,872

INVESTING ACTIVITIES
Purchase of property and equipment	(169)	(837)
Capitalization of software developed for internal use	(95)	(69)
Cash paid for certain acquisition related costs	(14)	(292)
Net cash used in investing activities	(278)	(1,198)

FINANCING ACTIVITIES
Payments for credit facility financing fees	--	(413)
Tax benefit (expense) on stock option exercises and restricted stock vesting	(500)	238
Proceeds from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan	288	687
Purchase of treasury stock	(6,992)	--
Net cash provided by (used in) financing activities	(7,204)	512
Effect of exchange rate on cash and cash equivalents	1	18
Change in cash and cash equivalents	8,365	10,204
Cash and cash equivalents at beginning of period	22,909	8,070
Cash and cash equivalents at end of period	$31,274	$18,274

Supplemental disclosures:
Cash paid for income taxes	$1,334	$4,535

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 may not be indicative of the results for the full fiscal year ending December 31, 2009.

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

3. Stock-Based Compensation

Stock Award Plans

The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) prior to May 2009.  On April 24, 2009, the Company’s stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards over the next ten years, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors will administer the Incentive Plan and determine the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended June 30, 2009 was approximately $2.4 million, which included $0.2 million of expense for retirement savings plan contributions.  For the three months ended June 30, 2008, stock-based compensation cost was approximately $2.2 million, which included $0.2 million of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized for the three months ended June 30, 2009 and 2008 were approximately $0.9 million and $0.7 million, respectively.  For the six months ended June 30, 2009, stock-based compensation cost recognized was approximately $4.9 million, which included $0.5 million of expense for retirement savings plan contributions.   For the six months ended June 30, 2008, stock-based compensation cost recognized was approximately $4.5 million, which included $0.5 million of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized for the six months ended June 30, 2009 and 2008 were approximately $1.7 million and $1.4 million, respectively.  As of June 30, 2009, there was $31.1 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of four years.

Stock option activity for the six months ended June 30, 2009 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2009	2,030	$0.03 – 16.94	$4.81
Options exercised	(107)	0.10 – 4.72	2.11
Options cancelled	(11)	4.72 – 9.19	8.98
Options outstanding at June 30, 2009	1,912	0.03 – 16.94	4.94
Options vested at June 30, 2009	1,655	$0.03 – 16.94	$4.72

Restricted stock activity for the six months ended June 30, 2009 was as follows (in thousands, except fair value information):
	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2009	3,510	$9.65
Awards granted	839	6.84
Awards vested	(60)	8.40
Awards forfeited	(219)	9.68
Restricted stock awards outstanding at June 30, 2009	4,070	$9.08

4. Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(196)	$3,989	$719	$7,065
Basic:
Weighted-average shares of common stock outstanding	27,799	29,718	28,031	29,627
Shares used in computing basic net income per share	27,799	29,718	28,031	29,627

Effect of dilutive securities:
Stock options	--	918	552	993
Warrants	--	6	5	7
Restricted stock subject to vesting	--	121	187	117
Shares used in computing diluted net income per share (1)	27,799	30,763	28,775	30,744

Basic net income (loss) per share	$(0.01)	$0.13	$0.03	$0.24

Diluted net income (loss) per share	$(0.01)	$0.13	$0.02	$0.23

(1)
For the three months ended June 30, 2009, approximately 1.9 million options for shares and 4.0 million shares of restricted stock were excluded.  For the six months ended June 30, 2009, approximately 708,000 options for shares and 2.6 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income or loss per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases its office facilities under various operating lease agreements. The Company has the option to extend the term of certain of its office facilities leases. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2009 remaining	$1,070
2010	2,245
2011	1,859
2012	863
2013	585
Thereafter	363
Total minimum lease payments	$6,985

At June 30, 2009, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expires in October 2009 and while outstanding, reduces the credit available for revolving credit borrowings under the Company’s credit agreement.

6. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	June 30, 2009	December 31, 2008
Accounts receivable	$21,839	$30,565
Unbilled revenue	14,766	16,374
Note receivable (1)	394	2,142
Allowance for doubtful accounts	(584)	(1,497)
Total	$36,415	$47,584

(1)
In June 2008, the Company entered into a note arrangement with a customer.  The note provides that the customer will pay for a portion of services performed by the Company, up to $2.5 million, over a one-year term from the date the services performed are added to the note.  The customer’s outstanding balance bears an annual interest rate of 10% and is scheduled to be fully repaid in the fourth quarter 2009.

The components of other current assets are as follows (in thousands):
	June 30, 2009	December 31, 2008
Income tax receivable	$1,098	$1,558
Deferred tax asset	429	1,036
Other current assets	699	563
Total	$2,226	$3,157

The components of other current liabilities are as follows (in thousands):
	June 30, 2009	December 31, 2008
Accrued bonus	$4,552	$5,644
Accrued subcontractor fees	1,569	1,625
Payroll related costs	1,740	1,495
Accrued reimbursable expenses	624	671
Accrued medical claims expense	684	654
Deferred revenues	189	1,575
Accrued settlement (2)	--	800
Other accrued expenses	1,750	1,875
Total	$11,108	$14,339

(2)
During the first quarter of 2009, the Company negotiated the termination of an ongoing fixed fee contract.  Management believed the negotiation would result in a probable loss that was reasonably estimatable and accrued its best estimate of the settlement amount as of December 31, 2008.  The Company settled with the customer in February 2009 for an amount approximating the accrual.

Property and equipment consists of the following (in thousands):
	June 30, 2009	December 31, 2008
Computer hardware (useful life of 2 years)	$6,016	$6,206
Furniture and fixtures (useful life of 5 years)	1,445	1,406
Leasehold improvements (useful life of 5 years)	1,014	969
Software (useful life of 1 year)	994	1,216
Less: Accumulated depreciation	(7,820)	(7,452)
Total	$1,649	$2,345

7. Goodwill and Intangible Assets

Goodwill

During the second quarter 2009, the Company’s stock price continued trading above its book value.  Based on the continued upward trend of the Company’s stock price and positive market outlook for the IT services industry, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.  Consequently, the first step of the goodwill impairment test was not performed during the second quarter of 2009.  The Company will be completing its annual goodwill impairment test as of October 1, 2009.

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$17,713	$(9,137)	$8,576	$18,013	$(7,693)	$10,320
Non-compete agreements	783	(494)	289	2,633	(2,098)	535
Internally developed software	1,454	(932)	$522	1,358	(757)	601
Total	$19,950	$(10,563)	$9,387	$22,004	$(10,548)	$11,456

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

8. Line of Credit

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association (“U.S. Bank”) assumed $10 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on June 30, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.41% on June 30, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of June 30, 2009, the Company had $49.9 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of June 30, 2009, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

Based on the financial covenants described above as of June 30, 2009, the amount of the Company’s available borrowing capacity is approximately $46.1 million.  The Company’s ongoing available borrowing capacity under the Credit Agreement is dependent on operating performance and its impact on the financial covenant calculations.

9. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (IRS) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of June 30, 2009.

The Company’s effective tax rate was 186.0% and 58.8% for the three and six months ended June 30, 2009, respectively, compared to 41.3% and 41.1% for the three and six months ended June 30, 2008, respectively.  The increase in the effective rate is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), relative to a smaller income base.

The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.0 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $3.0 million related to stock compensation, reserves and accruals. At June 30, 2009, deferred tax assets net of the valuation allowance total $4.9 million and are offset by deferred tax liabilities of $4.1 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions.  All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Code.

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

As of June 30, 2009, the Company did not hold any assets or liabilities that were required to be measured at fair value on a recurring basis and did not hold any non-financial assets or liabilities that were required to be re-measured at fair value, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement requires, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141R. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, acquired contingencies should be accounted for using existing guidance.  FSP 141(R)-1 applies to business combinations for which the acquisition date is on or after January 1, 2009.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS 165 as required; adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.  The Company has performed an evaluation of subsequent events through August 4, 2009, which is the date the financial statements were available to be issued.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis.  The Company is currently evaluating the impact of SFAS 167 on its financial statements.

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for generally accepted accounting principles (“GAAP”). The Codification replaces all previous GAAP accounting standards as described in SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue.  The Codification becomes effective for interim and annual periods ending on or after September 15, 2009.  The adoption of the Codification will not have an impact on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced in the consolidated financial statements and accounting policies.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity and reduce information technology costs. We design, build and deliver business-driven technology solutions using third-party software products. Our solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations, and service oriented architectures. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the three and six months ended June 30, 2009 compared to 17% for the three and six months ended June 30, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided we act as a principal in the transaction. On rare occasions, we do not meet the requirements to be considered a principal in the transaction and act as an agent.  In these cases, revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our customers’ demand for these products.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period, the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled or we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of salaries, benefits, bonuses, non-cash compensation, office costs, recruiting, professional fees, sales and marketing activities, training, and other miscellaneous expenses. Non-cash compensation includes stock compensation expenses related to restricted stock, option grants to employees and non-employee directors, and retirement savings plan contributions. We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenues. Total revenues decreased 24% to $44.9 million for the three months ended June 30, 2009 from $59.1 million for the three months ended June 30, 2008.  Revenue contraction continued this quarter due to the decreased demand in the IT industry and delays in IT spending by customers, which we believe is related to the general economic slowdown.

Services revenues decreased 24% to $40.8 million for the three months ended June 30, 2009 from $53.6 million for the three months ended June 30, 2008.

Software and hardware revenues decreased 15% to $1.8 million for the three months ended June 30, 2009 from $2.1 million for the three months ended June 30, 2008.  Reimbursable expenses decreased 29% to $2.4 million for the three months ended June 30, 2009 from $3.4 million for the three months ended June 30, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 15% to $33.2 million for the three months ended June 30, 2009 from $39.0 million for the three months ended June 30, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 998 for the three months ended June 30, 2009 from 1,150 for the three months ended June 30, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 42% to $11.7 million for the three months ended June 30, 2009 from $20.1 million for the three months ended June 30, 2008. Gross margin as a percentage of revenues decreased to 26.0% for the three months ended June 30, 2009 from 34.1% for the three months ended June 30, 2008 due to a decrease in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, decreased to 28.2% or $11.5 million for the three months ended June 30, 2009 from 36.9% or $19.8 million for the three months ended June 30, 2008.  The decrease in services gross margin is due primarily to higher labor related costs as a result of lower utilization.  The average utilization rate of our professionals, excluding subcontractors, decreased to 76% for the three months ended June 30, 2009 compared to 84% for the three months ended June 30, 2008. The Company’s average bill rate decreased slightly to $105 per hour for the three months ended June 30, 2009 from $107 per hour for the three months ended June 30, 2008.  Software and hardware gross margin decreased to 12.0% or $0.2 million for the three months ended June 30, 2009 from 17.6% or $0.3 million for the three months ended June 30, 2008.

Selling, General and Administrative. SG&A expenses decreased 12% to $10.1 million for the three months ended June 30, 2009 from $11.5 million for the three months ended June 30, 2008.  SG&A expenses, as a percentage of revenues, increased to 22.6% for the three months ended June 30, 2009 from 19.6% for the three months ended June 30, 2008.  Sales related costs, general and administrative salaries, and stock compensation expense all increased as a percentage of revenues compared to the prior year comparable period.

Depreciation. Depreciation expense decreased 29% to $0.4 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% for the three months ended June 30, 2009 and 2008.

Amortization. Amortization expense decreased 9% to $1.1 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets.

Net Interest Income. We had interest income of $90,000, net of interest expense, for the three months ended June 30, 2009, compared to interest income of $89,000, net of interest expense, for the three months ended June 30, 2008.  Interest income is earned primarily on the note receivable and the money market account.  Our average interest rate for the three months ended June 30, 2009 decreased by more than 70% compared to the same prior year period, while average cash balances increased by $11.8 million.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 186.0% for the three months ended June 30, 2009 from 41.3% for the three months ended June 30, 2008.  The increase in the effective rate is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), relative to a smaller income base.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenues. Total revenues decreased 17% to $96.2 million for the six months ended June 30, 2009 from $116.4 million for the six months ended June 30, 2008.  Revenue contraction has occurred during the first half of the year due to the decreased demand in the IT industry and delays in IT spending by customers, which we believe is related to the general economic slowdown.

Services revenues decreased 19% to $85.7 million for the six months ended June 30, 2009 from $105.7 million for the six months ended June 30, 2008.

Software and hardware revenues increased 51% to $5.7 million for the six months ended June 30, 2009 from $3.8 million for the six months ended June 30, 2008 due mainly to the renewal of several larger software licenses and an overall increase in software sales during the first quarter of 2009. Reimbursable expenses decreased 31% to $4.8 million for the six months ended June 30, 2009 from $6.9 million for the six months ended June 30, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 10% to $71.2 million for the six months ended June 30, 2009 from $78.7 million for the six months ended June 30, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 1,038 for the six months ended June 30, 2009 from 1,167 for the six months ended June 30, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 34% to $25.0 million for the six months ended June 30, 2009 from $37.7 million for the six months ended June 30, 2008. Gross margin as a percentage of revenues decreased to 26.0% for the six months ended June 30, 2009 from 32.4% for the six months ended June 30, 2008 due to a decrease in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, decreased to 28.6% or $24.5 million for the six months ended June 30, 2009 from 35.1% or $37.1 million for the six months ended June 30, 2008.  The decrease in services gross margin is due primarily to higher labor related costs as a result of lower utilization.  The average utilization rate of our professionals, excluding subcontractors, decreased to 76% for the six months ended June 30, 2009 compared to 81% for the six months ended June 30, 2008. The Company’s average bill rate decreased slightly to $106 per hour for the six months ended June 30, 2009 from $107 per hour for the six months ended June 30, 2008.  Software and hardware gross margin decreased to 9.2% or $0.5 million for the six months ended June 30, 2009 from 15.5% or $0.6 million for the six months ended June 30, 2008.

Selling, General and Administrative. SG&A expenses decreased 8% to $20.7 million for the six months ended June 30, 2009 from $22.3 million for the six months ended June 30, 2008.  SG&A expenses, as a percentage of revenues, increased to 21.5% for the six months ended June 30, 2009 from 19.2% for the six months ended June 30, 2008.  Sales related costs, general and administrative salaries, and stock compensation expense all increased as a percentage of revenues compared to the prior year comparable period.

Depreciation. Depreciation expense decreased 21% to $0.9 million for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% for the six months ended June 30, 2009 and 2008.

Amortization. Amortization expense decreased 9% to $2.2 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets and the impact of the impairment charge recorded in the fourth quarter of 2008.

Net Interest Income. We had interest income of $188,000, net of interest expense, for the six months ended June 30, 2009, compared to interest income of $192,000, net of interest expense, for the six months ended June 30, 2008.  Interest income is earned primarily on the note receivable and the money market account.  Our average interest rate for the six months ended June 30, 2009 decreased by almost 70% compared to the same prior year period, while average cash balances increased $12.0 million.

Other Income or Expense. We had other income of $258,000 for the six months ended June 30, 2009, net of other expense, compared to other expense of $45,000, net of other income, for the six months ended June 30, 2008.  Other income for the six months ended June 30, 2009 is primarily related to government incentives received by our China operations.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 58.8% for the six months ended June 30, 2009 from 41.1% for the six months ended June 30, 2008.  The increase in the effective rate is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Code, relative to a smaller income base.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:
	As of June 30, 2009	As of December 31, 2008
	(in millions)
Cash and cash equivalents	$31.3	$22.9
Working capital (including cash and cash equivalents)	$57.0	$56.2
Available borrowing capacity under credit facility (1)	$46.1	$49.9

(1)	Available borrowing capacity under our credit facility is based on the Company’s calculation of the financial covenants as of June 30, 2009. See Note 8, Line of Credit, for further discussion.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $15.8 million compared to $10.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the components of operating cash flows were net income of $0.7 million plus non-cash charges of $8.2 million and net working capital reductions of $6.9 million.  The primary components of operating cash flows for the six months ended June 30, 2008 were net income of $7.1 million plus non-cash charges of $7.6 million, offset by investments in working capital of $3.8 million.  The Company’s days sales outstanding as of June 30, 2009 decreased to 72 days from 75 days at June 30, 2008.

 Net Cash Used in Investing Activities

During the six months ended June 30, 2009, we used $0.3 million in cash primarily to purchase equipment and develop software.  During the six months ended June 30, 2008, we used $0.9 million in cash to purchase equipment and develop software and $0.3 million in cash to pay certain acquisition related costs.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2009, we made no draws from our line of credit.  We received proceeds of $0.3 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we had a reduction in tax benefits of $0.5 million due to the decline in the Company’s share price of underlying stock awards.  We used $7.0 million to repurchase shares of the Company’s common stock through the stock repurchase program.  For the six months ended June 30, 2008, we made no draws from our line of credit; however, we made payments of $0.4 million in fees to establish our new credit facility.  We received proceeds of $0.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.2 million.

Availability of Funds from Bank Line of Credit Facility

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  The credit facility will be used for ongoing, general corporate purposes.  Substantially all of our assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association (“U.S. Bank”) assumed $10 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (4.00% on June 30, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.41% on June 30, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings.  As of June 30, 2009, the Company had $49.9 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of June 30, 2009, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.  Based on the financial covenants described above as of June 30, 2009, the amount of the Company’s available borrowing capacity is approximately $46.1 million.  The Company’s ongoing available borrowing capacity under the Credit Agreement is dependent on operating performance and its impact on the financial covenant calculations.

Stock Repurchase Program

In 2008, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock.  In 2009, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock for a total repurchase program of $30.0 million.  The program expires on June 30, 2011.

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

Since the program’s inception in 2008, the Company has repurchased approximately $16.2 million of its outstanding common stock through June 30, 2009.

Lease Obligations

There were no material changes outside the ordinary course of business in lease obligations or other contractual obligations in the first six months of 2009.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   We currently have no intent to use the shelf registration to complete an offering.

Conclusion

We expect to fund our operations from cash on hand, cash generated from operations and short-term borrowings as necessary from our credit facility.  We believe that the currently available funds, access to capital from our credit facility and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2009, we were primarily exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar. To a lesser extent, we were exposed to fluctuations in the exchange rates between the U.S. dollar and the Chinese Yuan and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $31.3 million and $22.9 million at June 30, 2009 and December 31, 2008, respectively.  These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2008, the Company’s Board of Directors approved a share repurchase authority of up to $20.0 million.  In 2009, the Company’s Board of Directors approved an additional share repurchase authority of up to $10.0 million.  The repurchase program expires June 30, 2011.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors.

Since the program’s inception in 2008, the Company has repurchased approximately $16.2 million of its outstanding common stock through June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of March 31, 2009	2,473,300	4.83	2,473,300	$8,063,791
April 1-30, 2009	200,000	6.13	200,000	$6,837,106
May 1-31, 2009	200,000	6.70	200,000	$5,497,316
June 1-30, 2009	239,430	6.96	239,430	$13,829,704
Ending Balance as of June 30, 2009	3,112,730	5.20	3,112,730

(1) Average price paid per share includes commission.

(2) The additional program to repurchase up to $10.0 million of the Company’s outstanding common stock was approved by the Company’s Board of Directors on June 3, 2009.  This is in addition to the repurchase authority for up to $20.0 million of the Company’s common stock approved by the Company’s Board of Directors in 2008.  The repurchase program expires June 30, 2011.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on April 24, 2009, the following matters were voted on and approved:

1.	Election of six directors to the Board of Directors.

	For	Withheld
John T. McDonald	26,399,379	2,667,234
Ralph C. Derrickson	27,265,121	1,801,492
John S. Hamlin	27,552,394	1,514,219
Max D. Hopper	26,762,419	2,304,194
David S. Lundeen	26,392,047	2,674,566
David D. May	28,662,612	404,001

2.	To approve the Company’s 2009 Long-Term Incentive Plan.

For	Against	Abstain
17,019,781	7,460,089	96,429

3.	To ratify KPMG LLP as the Company’s independent registered public accounting firm.

For	Against	Abstain
28,778,514	235,039	53,059

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 5, 2009	By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2009	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed November 9, 2007 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed on May 7, 2009 and incorporated herein by reference

4.2
Warrant granted to Gilford Securities Incorporated, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

4.3
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on January 17, 2002 and incorporated herein by reference

4.4
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-3 (File No. 333-117216) filed on July 8, 2004 and incorporated herein by reference

4.5
Form of Perficient, Inc. Performance Award Letter issued under the Perficient, Inc. Omnibus Incentive Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed on August 14, 2007 and incorporated herein by reference

10.1†
Perficient, Inc. 2009 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Definitive Additional Materials on Schedule 14A (File No. 001-15169) filed on April 14, 2009, and incorporated herein by reference

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