Form 10-Q
period 2009-09-30
PERFICIENT INC
filed 2009-11-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-15169
PERFICIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 74-2853258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Maryville Centre Drive, Suite 400 St. Louis, Missouri 63141 (Address of principal executive offices) (314) 529-3600 (Registrant's telephone number, including area code)	1120 South Capital of Texas Highway, Building 3, Suite 220 Austin, Texas 78746 (Address of principal executive offices) (512) 531-6000 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.  ☑      Yes  ☐        No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of October 30, 2009, there were 30,664,243 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$24,312	$22,909
Short-term investments	4,197	--
Total cash, cash equivalents and short-term investments	28,509	22,909
Accounts and note receivable, net	36,734	47,584
Prepaid expenses	1,181	1,374
Other current assets	2,499	3,157
Total current assets	68,923	75,024
Property and equipment, net	1,414	2,345
Goodwill	104,168	104,178
Intangible assets, net	8,566	11,456
Other non-current assets	2,414	1,244
Total assets	$185,485	$194,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,918	$4,509
Other current liabilities	9,629	14,339
Total current liabilities	13,547	18,848
Other non-current liabilities	1,294	581
Total liabilities	$14,841	$19,429

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
30,936,589 shares issued and 27,063,859 shares outstanding as of September 30, 2009;
30,350,700 shares issued and 28,502,400 shares outstanding as of December 31, 2008)	$31	$30
Additional paid-in capital	205,343	197,653
Accumulated other comprehensive loss	(295)	(338)
Treasury stock, at cost (3,872,730 shares as of September 30, 2009; 1,848,300 shares as of December 31, 2008)	(21,921)	(9,179)
Accumulated deficit	(12,514)	(13,348)
Total stockholders’ equity	170,644	174,818
Total liabilities and stockholders’ equity	$185,485	$194,247

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	(In thousands, except per share data)
Services	$39,309	$52,510	$125,051	$158,242
Software and hardware	3,047	2,290	8,755	6,072
Reimbursable expenses	2,133	3,506	6,904	10,415
Total revenues	44,489	58,306	140,710	174,729

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	27,985	32,387	87,171	98,637
Software and hardware costs	2,605	1,936	7,787	5,133
Reimbursable expenses	2,133	3,506	6,904	10,415
Other project related expenses	909	1,301	2,949	3,667
Total cost of revenues	33,632	39,130	104,811	117,852

Gross margin	10,857	19,176	35,899	56,877

Selling, general and administrative	9,754	13,047	30,413	35,374
Depreciation	375	535	1,243	1,629
Amortization	1,022	1,192	3,239	3,623
Income (loss) from operations	(294)	4,402	1,004	16,251

Interest income, net of interest expense	16	178	204	370
Other income (expense)	(4)	(903)	254	(948)
Income (loss) before income taxes	(282)	3,677	1,462	15,673
Provision (benefit) for income taxes	(397)	1,501	628	6,432

Net income	$115	$2,176	$834	$9,241

Basic net income per share	$--	$0.07	$0.03	$0.31

Diluted net income per share	$--	$0.07	$0.03	$0.30

Shares used in computing basic net income per share	27,231	29,499	27,764	29,584

Shares used in computing diluted net income per share	28,480	30,435	28,677	30,641

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2009
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2008	28,502	$30	$197,653	$(30)	$(9,179)	$(13,348)	$174,818
Stock options exercised	194	1	587	--	--	--	588
Purchase of stock under the Employee Stock Purchase Plan	15	--	93	--	--	--	93
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(397)	--	--	--	(397)
Stock compensation and retirement savings plan contributions	377	--	7,407	--	--	--	7,407
Purchases of treasury stock	(2,024)	--	--	--	(12,742)	--	(12,742)
Net unrealized losses on investments	--	--	--	(10)	--	--	(10)
Foreign currency translation adjustment	--	--	--	53	--	--	53
Net income	--	--	--	--	--	834	834
Total comprehensive income	--	--	--	--	--	--	877
Balance at September 30, 2009	27,064	$31	$205,343	$(295)	$(21,921)	$(12,514)	$170,644

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$834	$9,241
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,243	1,629
Amortization	3,239	3,623
Deferred income taxes	183	(2,605)
Non-cash stock compensation and retirement savings plan contributions	7,407	6,764
Tax benefit on stock option exercises and restricted stock vesting	(475)	(664)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	10,937	974
Other assets	(989)	194
Accounts payable	(622)	(1,334)
Other liabilities	(3,983)	(5,192)
Net cash provided by operating activities	17,774	12,630

INVESTING ACTIVITIES
Purchase of short-term investments	(4,208)	--
Purchase of property and equipment	(313)	(1,043)
Capitalization of internally developed software	(269)	(130)
Cash paid for certain acquisition related costs	--	(326)
Net cash used in investing activities	(4,790)	(1,499)

FINANCING ACTIVITIES
Payments for credit facility financing fees	--	(420)
Tax benefit on stock option exercises and restricted stock vesting	475	664
Proceeds from the exercise of stock options and purchases of stock under the Employee Stock Purchase Plan	681	876
Purchase of treasury stock	(12,742)	(4,786)
Net cash used in financing activities	(11,586)	(3,666)
Effect of exchange rate changes on cash and cash equivalents	5	18
Change in cash and cash equivalents	1,403	7,483
Cash and cash equivalents at beginning of period	22,909	8,070
Cash and cash equivalents at end of period	$24,312	$15,553

Supplemental disclosures:
Cash paid for income taxes	$1,434	$8,882

Non cash activity:
Stock issued for purchase of business (stock reacquired for escrow claim)	$--	$(378)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 may not be indicative of the results for the full fiscal year ending December 31, 2009.

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

Changes in Accounting Policy

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter of 2009.  All accounting references herein have been updated with ASC references, however, the SFAS references have been included in parenthesis for the reader’s reference.

Revision of Previously Issued Financial Statements

During the third quarter of 2009, the Company identified a cash flow presentation adjustment related to the reversal of a deferred tax asset resulting from the exercise or vesting of stock awards.  The Company has determined that the impact of the adjustment is not considered material to the condensed consolidated results of operations, financial position or cash flows as of and for the nine months ended September 30, 2008.  The Company revised the previously issued Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2008, as presented in this Form 10-Q.

The revision decreased the “Net cash provided by operating activities” and increased the “Net cash provided by financing activities” in the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2008 by approximately $90,000.  The change in classification had no impact on the condensed consolidated balance sheet or the condensed consolidated statement of operations  as of and for the three and nine months ended September 30, 2008.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with ASC Subtopic 985-605 (American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”)), ASC Subtopic 605-25 (Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)), and ASC Section 605-10-S99 (SAB No. 104, Revenue Recognition (“SAB 104”)). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350 (SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”)), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach.  The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

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

Stock-Based Compensation

The Company recognizes stock-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718 (SFAS 123R), the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation.  Refer to Note 3, Stock-Based Compensation, for further discussion.

3. Stock-Based Compensation

Stock Award Plans

The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) prior to May 2009.  In April 2009, the Company’s stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards over the next ten years, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors will administer the Incentive Plan and determine the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended September 30, 2009 and 2008 was approximately $2.5 million and $2.2 million, respectively, which included $0.2 million of expense for retirement savings plan contributions for both periods.  The associated current and future income tax benefits recognized for the three months ended September 30, 2009 and 2008 were approximately $0.9 million and $0.7 million, respectively.  For the nine months ended September 30, 2009 and 2008, stock-based compensation cost recognized was approximately $7.4 million and $6.8 million, respectively, which included $0.7 million of expense for retirement savings plan contributions for both periods.   The associated current and future income tax benefits recognized for the nine months ended September 30, 2009 and 2008 were approximately $2.6 million and $2.2 million, respectively.  As of September 30, 2009, there was $28.4 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of four years.

Stock option activity for the nine months ended September 30, 2009 was as follows (in thousands, except exercise price information):
		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2009	2,030	$0.03 – 16.94	$4.81
Options exercised	(194)	0.10 – 7.48	3.02
Options cancelled	(16)	0.03 – 13.25	8.07
Options outstanding at September 30, 2009	1,820	0.03 – 16.94	4.97
Options vested at September 30, 2009	1,562	$0.03 – 16.94	$4.75

Restricted stock activity for the nine months ended September 30, 2009 was as follows (in thousands, except fair value information):
	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2009	3,510	$9.65
Awards granted	902	6.90
Awards vested	(251)	7.97
Awards forfeited	(382)	9.40
Restricted stock awards outstanding at September 30, 2009	3,779	$9.13

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$115	$2,176	$834	$9,241
Basic:
Weighted-average shares of common stock outstanding	27,231	29,499	27,764	29,584
Shares used in computing basic net income per share	27,231	29,499	27,764	29,584

Effect of dilutive securities:
Stock options	659	811	588	933
Warrants	6	6	5	6
Restricted stock subject to vesting	584	119	320	118
Shares used in computing diluted net income per share (1)	28,480	30,435	28,677	30,641

Basic net income per share	$--	$0.07	$0.03	$0.31

Diluted net income per share	$--	$0.07	$0.03	$0.30

(1)
For the three months ended September 30, 2009, approximately 0.3 million options for shares and 1.2 million shares of restricted stock were excluded.  For the nine months ended September 30, 2009, approximately 0.6 million options for shares and 2.2 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income or loss per share because they would have had an anti-dilutive effect.

5. Short-term Investments and Fair Value Measurement

During the third quarter of 2009, the Company began investing a portion of its excess cash in short-term investments.  These short-term investments consist of corporate bonds, commercial paper and a certificate of deposit with original maturities greater than three months and remaining maturities of less than one year.  At September 30, 2009, all of the Company’s short-term investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10 (SFAS No. 157, Fair Value Measurements (“SFAS 157”)).  As of September 30, 2009, gross unrealized gains and losses for these short-term investments were immaterial.

ASC Subtopic 820-10 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2009, the Company’s cash equivalents and short-term investments were classified as the following (in thousands):

	As of September 30, 2009	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Money Market Funds	$22,789	$22,789	$-	$-
Corporate Bonds	3,298	-	3,298	-
Commercial Paper	449	-	449	-
Certificate of Deposit	450	-	450	-
Total cash equivalents and short-term investments	26,986	22,789	4,197	-
Cash	1,523
Total cash, cash equivalents and short-term investments	$28,509

Investments are generally classified as Level 1 or Level 2 because they are valued using quoted market prices in active markets, quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Money market funds are valued based on unadjusted quoted prices in active markets for identical securities.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its investment in Corporate Bonds.

6. Commitments and Contingencies

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements are as follows (table in thousands):
Operating Leases
2009 remaining	$531
2010	2,304
2011	1,916
2012	911
2013	649
Thereafter	451
Total minimum lease payments	$6,762

During the third quarter of 2009, the Company vacated certain office spaces as part of ongoing cost reduction initiatives in response to the Company’s 2009 revenue contraction.  The accounting for costs associated with the abandonment of these office spaces was calculated using the guidance in ASC Subtopic 420-10 (SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”)).  Based on ASC Subtopic 420-10, a liability of approximately $0.3 million for lease abandonment costs was recorded in the third quarter of 2009.  The lease abandonment costs were classified as “Selling, general and administrative” expense in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

At September 30, 2009, the Company had one letter of credit outstanding for $100,000 to serve as collateral to secure an office lease.  This letter of credit expired October 31, 2009.

7. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	September 30, 2009	December 31, 2008
Accounts receivable	$23,878	$30,565
Unbilled revenue	13,380	16,374
Note receivable (1)	44	2,142
Allowance for doubtful accounts	(568)	(1,497)
Total	$36,734	$47,584

(1)
In June 2008, the Company entered into a note arrangement with a customer.  The note provides that the customer will pay for a portion of services performed by the Company, up to $2.5 million, over a one-year term from the date the services are performed.  The customer’s outstanding balance bears an annual interest rate of 10% and was fully repaid in October 2009.

The components of other current assets are as follows (in thousands):
	September 30, 2009	December 31, 2008
Income tax receivable	$1,273	$1,558
Deferred tax asset	186	1,036
Other current assets	1,040	563
Total	$2,499	$3,157

The components of other current liabilities are as follows (in thousands):
	September 30, 2009	December 31, 2008
Accrued bonus	$3,095	$5,644
Accrued subcontractor fees	1,648	1,625
Payroll related costs	1,381	1,495
Accrued reimbursable expenses	650	671
Accrued medical claims expense	618	654
Deferred revenues	329	1,575
Accrued settlement (2)	--	800
Other accrued expenses	1,908	1,875
Total	$9,629	$14,339

(2)
During the first quarter of 2009, the Company negotiated the termination of an ongoing fixed fee contract.  Management believed the negotiation would result in a probable loss that was reasonably estimatable and accrued its best estimate of the settlement amount as of December 31, 2008.  The Company settled with the customer in February 2009 for an amount approximating the accrual.

Property and equipment consists of the following (in thousands):
	September 30, 2009	December 31, 2008
Computer hardware (useful life of 2 years)	$5,690	$6,206
Furniture and fixtures (useful life of 5 years)	1,465	1,406
Leasehold improvements (useful life of 5 years)	1,016	969
Software (useful life of 1 year)	1,000	1,216
Less: Accumulated depreciation	(7,757)	(7,452)
Total	$1,414	$2,345

8. Goodwill and Intangible Assets

Goodwill

During the third quarter of 2009, the Company’s stock price continued trading above its book value.  Based on the continued upward trend of the Company’s stock price and positive business and market outlook for the IT services industry, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.  Consequently, the first step of the goodwill impairment test was not performed during the third quarter of 2009.  The Company will complete its annual goodwill impairment test as of October 1, 2009 during the fourth quarter of 2009.

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$17,713	$(9,994)	$7,719	$18,013	$(7,693)	$10,320
Non-compete agreements	783	(538)	245	2,633	(2,098)	535
Internally developed software	1,627	(1,025)	$602	1,358	(757)	601
Total	$20,123	$(11,557)	$8,566	$22,004	$(10,548)	$11,456

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on September 30, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.25% on September 30, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of September 30, 2009, the Company had $49.9 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of September 30, 2009, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. The IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the ASC Subtopic 740-10 (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”)), on January 1, 2007. As a result of the implementation of ASC Subtopic 740-10, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of September 30, 2009.

The Company recorded a tax benefit of $0.4 million in the third quarter of 2009, resulting in an effective benefit rate of 140.8%, compared to tax expense of $1.5 million recorded in the same prior year period (a 40.8% effective tax rate).  The current quarter benefit included a one-time benefit to true up the Company’s provision to the tax returns filed in the third quarter of 2009 as well as the effect of applying a change in the Company's estimated annual effective tax rate as of September 30, 2009.

The Company’s effective tax rate was 43.0% for the nine months ended September 30, 2009 compared to 41.0% for the nine months ended September 30, 2008.  The increase in the effective rate for the year-to-date period is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), relative to a smaller income base.

The Company has deferred tax assets resulting from net operating losses and capital loss carry forwards of acquired companies amounting to approximately $2.0 million, for which a valuation allowance of $0.1 million is recorded. Additionally, the Company has deferred tax assets of $3.7 million related to stock compensation, reserves and accruals. At September 30, 2009, deferred tax assets net of the valuation allowance total $5.6 million and are offset by deferred tax liabilities of $4.7 million related to identifiable intangibles and cash to accrual adjustments from current and prior acquisitions.  All of the net operating losses and capital loss carry forwards relate to acquired entities, and as such are subject to annual limitations on usage under the “ownership change” provisions of the Code.

11.  Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted ASC Subtopic 820-10 (SFAS 157).  In February 2008, the FASB issued ASC Paragraph 820-10-50-8A, 55-23A, and 55-23B (FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”)), which delayed the effective date of ASC Subtopic 820-10 for certain non-financial assets and liabilities, including fair value measurements under ASC Topic 805 ((SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”)), and ASC Topic 350 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under ASC Subtopic 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC Subtopic 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

On January 1, 2009, the Company implemented the previously deferred provisions of ASC Subtopic 820-10 for non-financial assets and liabilities recorded at fair value, as required.

Refer to Note 5, Short-term Investments and Fair Value Measurement, for the Company’s adoption of ASC Subtopic 820-10 as it relates to assets or liabilities that are required to be measured at fair value on a recurring basis.  As of September 30, 2009, the Company did not hold any non-financial assets or liabilities that were required to be re-measured at fair value, and therefore the adoption of ASC Paragraph 820-10-50-8A, 55-23A, and 55-23B did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.  As discussed in Note 8, Goodwill and Intangible Assets, the Company will perform its annual goodwill impairment test during the fourth quarter of 2009.

Effective January 1, 2009, the Company adopted ASC Paragraph 350-30-50-2 (FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”)).  ASC Paragraph 350-30-50-2 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for ASC Topic 350’s entity-specific factors. ASC Paragraph 350-30-50-2 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of ASC Paragraph 350-30-50-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 805 (SFAS 141R).  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement requires, among other things, that transaction costs be expensed instead of recognized as purchase price. ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

On April 1, 2009, the FASB issued ASC Subtopic 805-20 (FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies  (“FSP 141(R)-1”)), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under ASC Topic 805. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, acquired contingencies should be accounted for using existing guidance.  ASC Subtopic 805-20 applies to business combinations for which the acquisition date is on or after January 1, 2009.

On May 28, 2009, the FASB issued ASC Subtopic 855-10 (SFAS No. 165, Subsequent Events (“SFAS 165”)), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The statement is effective for interim and annual periods ending after June 15, 2009.  The Company adopted ASC Subtopic 855-10 as required; adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.  The Company has performed an evaluation of subsequent events through November 4, 2009, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS 168.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in the third quarter of 2009.  All accounting references herein have been updated with ASC references, however, the SFAS references have been included in parenthesis for the reader’s reference.

On June 12, 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis.  The Company is currently evaluating the impact of SFAS 167 on its financial statements; however, management does not believe that it will have a material impact.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact.

In October 2009, the FASB issued ASC Subtopic 985-605, Software-Revenue Recognition, an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 983-605 on its financial statements; however, management does not believe that it will have a material impact.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build and deliver business-driven technology solutions using third-party software products. Our solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations, and service oriented architectures. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Services Revenues

Services revenues are derived from professional services performed developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, and a smaller amount of revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9% and 10% of our services revenues for the three and nine months ended September 30, 2009, respectively, compared to 11% and 15% for the three and nine months ended September 30, 2008, respectively. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced to clients in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenues. Total revenues decreased 24% to $44.5 million for the three months ended September 30, 2009 from $58.3 million for the three months ended September 30, 2008.  Services revenues decreased 25% to $39.3 million for the three months ended September 30, 2009 from $52.5 million for the three months ended September 30, 2008.  Revenue contraction continued this quarter due to the decreased demand for IT services market wide and delays in IT spending by customers, which we believe is related to the general economic slowdown.

Software and hardware revenues increased 33% to $3.0 million for the three months ended September 30, 2009 from $2.3 million for the three months ended September 30, 2008 due mainly to the renewal of several software licenses and new software licenses.  Reimbursable expenses decreased 39% to $2.1 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 14% to $33.6 million for the three months ended September 30, 2009 from $39.1 million for the three months ended September 30, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 1,007 for the three months ended September 30, 2009 from 1,156 for the three months ended September 30, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 43% to $10.9 million for the three months ended September 30, 2009 from $19.2 million for the three months ended September 30, 2008. Gross margin as a percentage of revenues decreased to 24.4% for the three months ended September 30, 2009 from 32.9% for the three months ended September 30, 2008 due primarily to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 26.5% or $10.4 million for the three months ended September 30, 2009 from 35.8% or $18.8 million for the three months ended September 30, 2008.  The decrease in services gross margin is due primarily to higher labor related costs as a result of lower utilization.  The average utilization rate of our professionals, excluding subcontractors, decreased to 74% for the three months ended September 30, 2009 compared to 80% for the three months ended September 30, 2008. The Company’s average bill rate decreased to $99 per hour for the three months ended September 30, 2009 from $108 per hour for the three months ended September 30, 2008, due to lower realized rates on fixed fee projects, increased usage of offshore resources, higher overtime on capped time and material projects and some pricing pressure on IT services due to the general state of the market.  The average bill rate for the three months ended September 30, 2009 excluding China was $110 per hour compared to $114 per hour for the three months ended September 30, 2008.  Software and hardware gross margin decreased to 14.5% or $0.4 million for the three months ended September 30, 2009 from 15.5% or $0.4 million for the three months ended September 30, 2008.  Software revenues have increased while margin is down slightly primarily due to the competition in the marketplace causing lower margin software sales.

Selling, General and Administrative. SG&A expenses decreased 25% to $9.8 million for the three months ended September 30, 2009 from $13.0 million for the three months ended September 30, 2008.  SG&A expenses, as a percentage of revenues, decreased to 21.9% for the three months ended September 30, 2009 from 22.4% for the three months ended September 30, 2008.  Bad debt expense decreased as a percentage of revenues compared to the prior year comparable period which was offset by slight increases in office costs and general and administrative salaries as a percentage of revenues.

Depreciation. Depreciation expense decreased 30% to $0.4 million for the three months ended September 30, 2009 from $0.5 million for the three months ended September 30, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and 2009 and lower spending on capital assets during 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% for the three months ended September 30, 2009 and 2008.

Amortization. Amortization expense decreased 14% to $1.0 million for the three months ended September 30, 2009 from $1.2 million for the three months ended September 30, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets.

Net Interest Income. We had interest income of $16,000, net of interest expense, for the three months ended September 30, 2009, compared to interest income of $0.2 million, net of interest expense, for the three months ended September 30, 2008.  Interest income is earned primarily on the note receivable and the money market account.  Our average interest rate for the three months ended September 30, 2009 decreased by more than 90% compared to the same prior year period, while average cash balances increased by $11.2 million.

Net Other Expense. We had other expense of $4,000, net of other income, for the three months ended September 30, 2009, compared to other expense of $0.9 million, net of other income, for the three months ended September 20, 2008.  During the third quarter 2008, we expensed more than $0.9 million of previously capitalized deferred offering costs related to the shelf registration statement.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. We recorded a tax benefit of $0.4 million in the third quarter of 2009, resulting in an effective benefit rate of 140.8%, compared to tax expense of $1.5 million recorded in the same prior year period (a 40.8% effective tax rate).  The current quarter benefit included a one-time benefit to true up our provision to the tax returns filed in the third quarter of 2009 as well as the effect of applying a change in our estimated annual effective tax rate as of September 30, 2009.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenues. Total revenues decreased 20% to $140.7 million for the nine months ended September 30, 2009 from $174.7 million for the nine months ended September 30, 2008.  Services revenues decreased 21% to $125.1 million for the nine months ended September 30, 2009 from $158.2 million for the nine months ended September 30, 2008.  Revenue contraction during the year is due to the decreased demand for IT services market wide and delays in IT spending by customers, which we believe is related to the general economic slowdown.

Software and hardware revenues increased 44% to $8.8 million for the nine months ended September 30, 2009 from $6.1 million for the nine months ended September 30, 2008 due mainly to the renewal of several larger software licenses and an overall increase in software sales during the first and third quarters of 2009. Reimbursable expenses decreased 34% to $6.9 million for the nine months ended September 30, 2009 from $10.4 million for the nine months ended September 30, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 11% to $104.8 million for the nine months ended September 30, 2009 from $117.8 million for the nine months ended September 30, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 1,028 for the nine months ended September 30, 2009 from 1,164 for the nine months ended September 30, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 37% to $35.9 million for the nine months ended September 30, 2009 from $56.9 million for the nine months ended September 30, 2008. Gross margin as a percentage of revenues decreased to 25.5% for the nine months ended September 30, 2009 from 32.6% for the nine months ended September 30, 2008 primarily due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 27.9% or $34.9 million for the nine months ended September 30, 2009 from 35.3% or $55.9 million for the nine months ended September 30, 2008.  The decrease in services gross margin is due primarily to higher labor related costs as a result of lower utilization.  The average utilization rate of our professionals, excluding subcontractors, decreased to 75% for the nine months ended September 30, 2009 compared to 80% for the nine months ended September 30, 2008. The Company’s average bill rate decreased to $104 per hour for the nine months ended September 30, 2009 from $108 per hour for the nine months ended September 30, 2008, primarily due to a decrease in bill rates for fixed fee and time and material contracts and increased usage of China offshore resources.  The average bill rate for the nine months ended September 30, 2009 excluding China was $114 per hour compared to $116 per hour for the nine months ended September 30, 2008.  Software and hardware gross margin decreased to 11.1% or $0.9 million for the nine months ended September 30, 2009 from 15.5% or $0.9 million for the nine months ended September 30, 2008.  Software revenues have increased while margin is down primarily due to the competition in the marketplace causing lower margin software sales.

Selling, General and Administrative. SG&A expenses decreased 14% to $30.4 million for the nine months ended September 30, 2009 from $35.4 million for the nine months ended September 30, 2008.  SG&A expenses, as a percentage of revenues, increased to 21.6% for the nine months ended September 30, 2009 from 20.2% for the nine months ended September 30, 2008.  Sales related costs, general and administrative salaries, office costs, and stock compensation expense all increased as a percentage of revenues compared to the prior year comparable period, primarily as a result of the revenue contraction, which was offset by a decrease in bad debt expense.

Depreciation. Depreciation expense decreased 24% to $1.2 million for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and 2009 and lower spending on capital assets during 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 1.0% for the nine months ended September 30, 2009 and 2008.

Amortization. Amortization expense decreased 11% to $3.2 million for the nine months ended September 30, 2009 from $3.6 million for the nine months ended September 30, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets and the impact of the impairment charge recorded in the fourth quarter of 2008.

Net Interest Income. We had interest income of $0.2 million, net of interest expense, for the nine months ended September 30, 2009, compared to interest income of $0.4 million, net of interest expense, for the nine months ended September 30, 2008.  Interest income is earned primarily on the note receivable and the money market account.  Our average interest rate for the nine months ended September 30, 2009 decreased by almost 75% compared to the same prior year period, while average cash balances increased $11.8 million.

Other Income or Expense. We had other income of $0.3 million for the nine months ended September 30, 2009, net of other expense, compared to other expense of $0.9 million, net of other income, for the nine months ended September 30, 2008.  Other income for the nine months ended September 30, 2009 is primarily related to government incentives received by our China operations.  Additionally, during the third quarter 2008, we expensed more than $0.9 million of previously capitalized deferred offering costs related to the shelf registration statement.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 43.0% for the nine months ended September 30, 2009 from 41.0% for the nine months ended September 30, 2008.  The increase in the effective rate is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), relative to a smaller income base.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows:
	As of September 30, 2009	As of December 31, 2008
	(in millions)
Cash, cash equivalents and short-term investments	$28.5	$22.9
Working capital (including cash and cash equivalents)	$55.4	$56.2

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $17.8 million compared to $12.6 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the components of operating cash flows were net income of $0.8 million plus non-cash charges of $11.6 million and net working capital reductions of $5.4 million.  The primary components of operating cash flows for the nine months ended September 30, 2008 were net income of $9.2 million plus non-cash charges of $8.7 million, offset by investments in working capital of $5.3 million.  The Company’s days sales outstanding were 75 days for as of September 30, 2009 and 2008.

 Net Cash Used in Investing Activities

During the nine months ended September 30, 2009, we used $4.2 million in cash to purchase short-term investments and $0.6 million in cash to purchase equipment and develop software.  During the nine months ended September 30, 2008, we used $1.2 million in cash to purchase equipment and develop software and $0.3 million in cash to pay certain acquisition related costs.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2009, we made no draws from our line of credit.  We received proceeds of $0.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.5 million related to vesting of Company stock awards and stock option exercises.  We used $12.7 million to repurchase shares of the Company’s common stock through the stock repurchase program.  For the nine months ended September 30, 2008, we made no draws from our line of credit; however, we made payments of $0.4 million in fees to establish our new credit facility.  We received proceeds of $0.9 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan, and we realized tax benefits related to stock option exercises and restricted stock vesting of $0.7 million.  We used $4.8 million to repurchase shares of the Company’s common stock through the stock repurchase program.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option at SVB’s prime rate (4.33% on September 30, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.25% on September 30, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings.  As of September 30, 2009, the Company had $49.9 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of September 30, 2009, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

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

Since the program’s inception in 2008, the Company has repurchased approximately 3.9 million shares of its outstanding common stock through September 30, 2009 for a total cost of approximately $21.9 million.

Lease Obligations

There were no material changes outside the ordinary course of business in lease obligations or other contractual obligations for the nine months ended September 30, 2009 except as disclosed in Note 6, Commitments and Contingencies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenue and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2009, we were primarily exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar. To a lesser extent, we were exposed to fluctuations in the exchange rates between the U.S. dollar and the Chinese Yuan and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term investments totaling $28.5 million and $22.9 million at September 30, 2009 and December 31, 2008, respectively.  These amounts were invested primarily in money market funds, corporate bonds, commercial paper, and a certificate of deposit, which are subject to market risk due to changes in interest rates.  Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2008, the Company’s Board of Directors approved a share repurchase authority of up to $20.0 million.  In 2009, the Company’s Board of Directors approved an additional share repurchase authority of up to $10.0 million for a total repurchase program of $30.0 million.  The repurchase program expires June 30, 2011.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors.

Since the program’s inception in 2008, the Company has repurchased approximately $21.9 million of its outstanding common stock through September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of June 30, 2009	3,112,730	5.20	3,112,730	$13,829,704
July 1-31, 2009	240,000	6.98	240,000	$12,153,560
August 1-31, 2009	260,000	7.69	260,000	$10,156,103
September 1-30, 2009	260,000	7.99	260,000	$8,079,423
Ending Balance as of September 30, 2009	3,872,730	7.57	3,872,730

(1) Average price paid per share includes commission.

Item 5. Other Information

Appointment of Chief Operating Officer

On November 3, 2009, Kathryn Henely, age 45, was appointed as the Company’s Chief Operating Officer.  Ms. Henely joined the Company in 1999 as a Director in the St. Louis office.  She was promoted to General Manager in 2001 and to Vice President of Corporate Operations in 2006.  Ms. Henely has been the Vice President for the Company’s largest business group including several local and national business units along with our offshore development center in China.  She actively participated in the due diligence and integration of several acquisitions within her business group.  Additionally, she led the establishment of our Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 5, 2009	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2009	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
Perficient, Inc. 2009 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Definitive Additional Materials on Schedule 14A (File No. 001-15169) filed on April 14, 2009, and incorporated herein by reference

10.2
Credit Agreement by and among Silicon Valley Bank, KeyBank National Association, U.S. Bank National Association, and Perficient, Inc. dated effective as of May 30, 2008, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on June 3, 2008 and incorporated herein by reference

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