Form 10-K
period 2009-12-31
PERFICIENT INC
filed 2010-03-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

520 Maryville Centre Drive, Suite 400
Saint Louis, Missouri 63141
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $195.5 million based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2009.

As of February 26, 2010, there were 30,155,617 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2010, are incorporated by reference in Part III of this Form 10-K.

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

Through our experience in developing and delivering business-driven technology solutions for a large number of Global 2000 clients, we have acquired domain expertise that we believe differentiates our firm. We use expert project teams that we believe deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by significantly reducing the time and risk associated with designing and implementing technology solutions.

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the resumption of our disciplined acquisition strategy.  We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that, if acquired, can be strategically beneficial and accretive to earnings over time. We have a track record of identifying, executing and integrating acquisitions that add strategic value to our business.  From April 2004 through November 2007, we acquired and integrated 12 information technology consulting firms.  Given the economic conditions during 2008 and 2009, we suspended acquisition activity, pending improved visibility into the health of the economy.

We serve our customers from locations in 17 markets throughout North America. In addition, as of December 31, 2009, we had 423 colleagues (defined as billable employees and subcontractors) who are part of “national” business units and travel extensively to serve clients throughout North America and Europe. Our future growth plan includes expanding our business both organically and through acquisitions, with a primary focus on the United States. We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.  In 2009, 96% of our revenues were derived from clients in the United States while 4% of our revenues were derived from clients in Canada and Europe.  In 2008 and 2007, 97% and 99%, respectively, of our revenues were derived from clients in the United States while 3% and 1%, respectively, of our revenues were derived from clients in Canada and Europe. Over 97% and 98% of our total assets were located in the United States in 2009 and 2008, respectively, with the remainder located in Canada, China, and India.

We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2009, an average of 86% of revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year. We have also built meaningful relationships with software providers whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase success rates through leveraging our partners' marketing efforts and endorsements.

 Industry Background

A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

United States Economy. In 2008 and 2009, the United States economy experienced a slowdown in growth.  It is clear that the slowdown had an effect on the information technology consulting industry in general and on demand for our services in particular in 2009.  We are expecting a return to organic growth in 2010. According to the most recent forecast from independent market research firm Forrester Research, the United States information technology market will grow by 6.6% in 2010, with computer equipment and software leading the way, and information technology consulting services following.  We have provided services revenue guidance for 2010 of $190 million to $210 million which would represent an increase from 2009 services revenue, including reimbursable expenses, of 9% to 20%.

Need to Rationalize Complex, Heterogeneous Enterprise Technology Environments. Over the past two decades, the information systems of many Global 2000 and large enterprise companies have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Organizations have also widely installed enterprise resource planning (ERP), supply chain management (SCM), and customer relationship management (CRM) applications in order to streamline internal processes and enable communication and collaboration.

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

Increased Competitive Pressures. The marketplace continues to become increasingly global, Internet-driven and competitive. To gain and maintain a competitive advantage in this environment, Global 2000 and large enterprise companies seek real-time access to critical business applications and information that enables quality business decisions based on the latest possible information, flexible business processes and systems that respond quickly to market opportunities, improved quality and lower cost customer care through online customer self-service and provisioning, reduced supply chain costs and improved logistics through processes and systems integrated online to suppliers, partners and distributors, and increased employee productivity through better information flow and collaboration.

Enabling these business goals requires integrating, automating and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This requires the ability not only to integrate the disparate information resource types, databases, legacy mainframe applications, packaged application software, custom applications, trading partners, people, and Web services, but also to manage the business processes that govern the interactions between these resources so that organizations can engage in real-time business.

These factors continue to drive spending on software and related consulting services in the areas of application integration, middleware and portals (AIMP), as these segments play critical roles in the integration between new and existing systems and the extension of those systems to customers, suppliers and partners via the Internet. Companies are expected to continue to spend on integration broker suites, enterprise portal services, application platform suites, and message-oriented middleware. As companies continue to spend on software and related consulting services, their spending on services will also continue, often by a multiplier of each dollar spent on software.

Quarterly Fluctuations. Our quarterly operating results are subject to seasonal fluctuations. The fourth quarter is impacted by fewer billable days as a result of professional staff vacation and holidays. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed or canceled by entering into arrangements to provide additional services to the same or other clients. Software sales are seasonal as well, with generally higher software demand during the fourth quarter as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. These and other seasonal factors may contribute to fluctuations in our operating results from quarter-to-quarter.

Competitive Strengths

    We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include, among others, custom applications, portals and collaboration, eCommerce, CRM, enterprise content management, business intelligence, business integration, mobile technology solutions, technology platform implementations and service oriented architectures, and enterprise service bus. The platforms in which we have significant domain expertise and on which these solutions are built include IBM WebSphere, Lotus, Information Management and Rational, TIBCO BusinessWorks, Microsoft.NET, Oracle, Cognos (acquired by IBM), and Documentum, among others.

•
Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based and business-driven solutions methodology. Our methodology includes a proven execution process map we developed, which allows for repeatable, high quality services delivery. The methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients' business processes to provide enhanced customer value and operating efficiency, enabled by web technology. As a result, we believe we are able to offer our clients the dedicated attention that small firms usually provide and the delivery and project management that larger firms usually offer.

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. Over the past three years ending December 31, 2009, an average of 86% of revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a TeamTIBCO partner, a Microsoft Gold Certified Partner, a Certified Oracle Partner, and an EMC Documentum Select Services Team Partner.  Our vendors have recognized our relationships with several awards.  Most recently, we were named IBM's 2009 Information Agenda Partner of the Year. The honor marked the fourth consecutive year that we have received a major business partner award from IBM.  Also in 2009, we ranked #11 on Healthcare Informatics magazine's 2009 list of the largest healthcare consulting firms and were selected by the readership of CGT Magazine as one of the Top 10 Consulting Partners for consumer goods companies in North America.

•
Geographic Focus. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our clients from locations in 17 markets throughout North America. In addition, as of December 31, 2009, we had 423 colleagues who are part of “national” business units and travel extensively to serve clients primarily in North America and Europe. Our future growth plan includes expanding our business both organically and through acquisitions, with a primary focus on the United States.

•
Offshore Capability. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China. This facility is staffed with colleagues who provide offshore custom application development, quality assurance and testing services. Additionally, we have a relationship with an offshore development facility in Bitola, Macedonia. Through these facilities we contract with a team of professionals with expertise in IBM, TIBCO and Microsoft technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. In addition to our offshore capabilities, we employ a substantial number of foreign nationals in the United States on H1-B visas.  We also maintain a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2009, we had 136 colleagues at the Hangzhou, China facility and 198 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

Our Solutions

We help clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with customers, suppliers and partners, improve productivity, and reduce information technology costs. Our business-driven technology solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

Our business-driven technology solutions include the following:

•
Business Analysis. We design, develop and implement business strategy solutions, technology roadmaps, competitor benchmarks, and current-state assessments. Our business consultants analyze existing initiatives, infrastructure and investments, and counsel our clients on how to leverage technology to achieve maximum return-on-investment and business impact.

•
Enterprise portals and collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals for our clients and their customers, suppliers and partners that include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, and content management and personalization.

•
Business integration. We design, develop and implement business integration solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes, and eliminating functional friction, between the enterprise, core customers, and partners. Our business integration solutions can extend and extract core applications, reduce infrastructure strains and cost, web-enable legacy applications, provide real-time insight into business metrics, and introduce efficiencies for customers, suppliers and partners.

•
Enterprise content management (ECM). We design, develop and implement ECM solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning (ERP), customer relationship management or legacy applications. Our ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration, and Enterprise Search.

•
Customer relationship management (CRM). We design, develop and implement advanced CRM solutions that facilitate customer acquisition, service and support, sales, and marketing by understanding our customers' needs through interviews, requirement gathering sessions and call center analysis, developing an iterative, prototype driven solution, and integrating the solution to legacy processes and applications.

•
Service oriented architectures (SOA) and enterprise service bus (ESB). We design, develop and implement SOA and ESB solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and IT infrastructures.

•
Business intelligence. We design, develop and implement business intelligence solutions that allow companies to interpret and act upon accurate, timely and integrated information. By classifying, aggregating and correlating data into meaningful business information, business intelligence solutions help our clients make more informed business decisions. Our business intelligence solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing, and business analytics and reporting.

•
eCommerce. We design, develop and implement secure and reliable eCommerce infrastructures that dynamically integrate with back-end systems and complementary applications that provide for transaction volume scalability and sophisticated content management.

•
Mobile technology solutions. We design, develop and implement mobile technology solutions that deliver wireless capabilities to carriers, Mobile Virtual Network Operators (MVNO), Mobile Virtual Network Enablers (MVNE), and the enterprise. Our expertise with wireless technologies such as SIP, MMS, WAP, and GPRS is coupled with our extensive knowledge in mobile content delivery. Our secure and scalable solutions can include mobile content delivery systems, wireless value-added services, custom developed applications to pervasive devices, and customer care solutions.

•
Technology platform implementations. We design, develop and implement technology platform implementations that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications which extend enterprise technology assets to employees, customers, suppliers, and partners. Our platform services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services, and technology migrations.

•
Custom applications. We design, develop, implement, and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Our substantial experience with platforms including J2EE, .Net and Open-source enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

We conceive, build and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

In addition to our technology solution services, we offer education and mentoring services to our clients. We operate an IBM-certified advanced training facility in the Chicago, Illinois area, where we provide our clients both a customized and established curriculum of courses and other education services. We also leverage our education practice and training facility to provide continuing education and professional development opportunities for our colleagues.

Our Solutions Methodology

Our approach to solutions design and delivery is:

•	iterative and results oriented;
•	centered around a flexible and repeatable framework;
•	collaborative and customer-centered in that we work with not only our clients but with our clients' customers in developing our solutions;
•	focused on delivering high value, measurable results; and
•	grounded by industry leading project management.

Our methodology allows for repeatable, high quality services delivery through a unique and proven execution process map. It is grounded in a thorough understanding of our clients' overall business strategy and competitive environment. Our methodology leverages the thought leadership of our senior strategists and practitioners and focuses on transforming our clients' business processes, applications and technology infrastructure. It focuses on business value or return-on-investment, with specific objectives and benchmarks established at the outset.

Our Strategy

Our goal is to be the premier technology management consulting firm in North America. To achieve our goal, our strategy is to:

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

•
Resume Making Disciplined Acquisitions. Given the economic conditions during 2008 and 2009, we suspended acquisition activity, pending improved visibility into the health of the economy.  With the expected return to growth in 2010, we plan to resume our disciplined acquisition strategy.  The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired and be accretive to our financial results. We have a track record of successfully identifying, executing and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients.

•
Expand Geographic Base. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from locations in 17 markets throughout North America. In addition, as of December 31, 2009, we had 423 colleagues who are part of “national” business units and travel extensively to serve clients primarily in North America and Europe. Our future growth plan includes expanding our business both organically and through acquisitions, with a primary focus on the United States.

•
Continue Repurchasing Our Equity Securities.  In an ongoing effort to provide the most value to our stockholders, the Board of Directors authorized the repurchase of up to $40.0 million of our common stock as part of a program that expires at the end of June 2011.  As of December 31, 2009, we had repurchased approximately $27.5 million, or 4.5 million shares, of our outstanding common stock.  We believe, at certain price levels, our stock is undervalued and the repurchase program provides the best way to return the value to our stockholders.  We will continually re-evaluate the position of our stock price and will seek additional authorization to repurchase our common stock as necessary.

•
Enhance Brand Visibility. Our focus on a core set of technology solutions, applications and software platforms, and a targeted customer and geographic market has given us brand visibility. In addition, we believe we have achieved the size necessary to enhance our visibility among prospective clients, employees and software vendors. As we continue to grow our business, we intend to highlight to current and prospective customers our leadership in technology solutions and infrastructure software technology platforms.

•
Leverage Offshore Capabilities. Our solutions and services are primarily delivered at the customer site and require a significant degree of customer participation, interaction and specialized technology expertise.  We can compliment this with lower cost offshore technology professionals to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China that is staffed with colleagues who provide offshore custom application development, quality assurance and testing services and we have a relationship with an offshore development facility in Bitola, Macedonia. In addition to our offshore capabilities, we employ a substantial number of H1-B foreign nationals in the United States.  We also maintain a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2009 we had 136 colleagues at the Hangzhou, China facility and 198 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

•
Invest in Our People and Culture. We have developed a culture built on teamwork, a passion for technology and client service, and a focus on cost control and the bottom line. As a people-based business, we continue to invest in the development of our professionals and to provide them with entrepreneurial opportunities, and career development and advancement. Our technology, business consulting and project management ensure that client team best practices are being developed across the company and our recognition program rewards teams for implementing those practices. We believe this results in a team of motivated professionals with the ability to deliver high-quality and high-value services for our clients.

•
Leverage Existing and Pursue New Strategic Alliances. We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers and allows us to take advantage of compelling technologies in a mutually beneficial and cost-competitive manner. Many of these relationships, and in particular IBM, result in our partners, their clients or clients using IBM platforms, utilizing us as the services firm of choice.

•
Expand and Enhance Our Industry Vertical Focus.  We have industry focused practices such as healthcare, communications and consumer products.  The goal of these industry verticals is to recruit and retain consultants with specific industry expertise and to ‘mine’ and leverage the intellectual property we have as we serve clients within these industries.  Expanding these verticals will help us in terms of revenue generation as well as market expansion beyond our geographic and solution focused business units.

Sales and Marketing

As of December 31, 2009, we had a 46 person direct solutions-oriented sales force. Our sales team is experienced and connected through a common services portfolio, sales process and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology professionals best suited to address a particular prospective client's needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new ones in different areas of the business and with our clients' business partners.  Approximately 86% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 19 dedicated sales support employees, 15 general managers and three vice-presidents who are engaged in the sales and marketing efforts.

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

We have sales and marketing partnerships with software vendors including IBM, Oracle, TIBCO, Microsoft, and Documentum. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements.

As we continue to grow our business, we intend to highlight our leadership in solutions and infrastructure software technology platforms. Our efforts will include technology white papers, by-lined articles by our colleagues in technology and trade publications, media and industry analyst events, sponsorship of and participation in targeted industry conferences, trade shows, and social media.

Clients

During the year ended December 31, 2009, we provided services to 423 customers. No one customer provided more than 10% of our total revenues in 2009, 2008 or 2007.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	regional consulting firms such as Prolifics and MSI Systems Integrators;
•	national consulting firms, such as Accenture, Deloitte Consulting, Ciber, and Sapient;
•	in-house professional services organizations of software companies; and
•	to a limited extent, offshore providers such as Infosys Technologies Limited and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, quality of proposed solutions, service quality and performance, efficiency, reliability, scalability, and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to continue.

Some of our competitors have longer operating histories, larger client bases, and greater name recognition, and possess significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2009, we had 1,015 employees, 857 of which were billable professionals (excludes 168 billable subcontractors) and 158 were involved in sales, administration and marketing. None of our employees are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Recruiting. We are dedicated to hiring, developing and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions.

Our recruiting efforts are an important element of our continuing operations and future growth. We generally target technology professionals with extensive experience and demonstrated expertise. To attract technology professionals, we use a broad range of sources including on-staff recruiters, outside recruiting firms, internal referrals, other technology companies and technical associations, and the Internet. After initially identifying qualified candidates, we conduct an extensive screening and interview process.

Retention. We believe that our focus on a core set of business-driven technology solutions, applications and software platforms, and our commitment to career development through continued training and advancement opportunities makes us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology professionals have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology professionals in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our professionals with assessing their skills and developing a detailed action plan for guiding their career development. For the year ended December 31, 2009, our voluntary attrition rate was approximately 15%.

Training. To ensure continued development of our technical staff, we place a high priority on training. We offer extensive training for our professionals around industry-leading technologies. We utilize our education practice to provide continuing education and professional development opportunities for our colleagues.

Compensation. Our employees have a compensation model that includes base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenues generated, utilization, profit, and personal skills growth.  Senior level employees are eligible to receive restricted stock awards, which generally vest ratably over a five year period.

Leadership Councils. Our technology leadership council performs a critical role in maintaining our technology leadership. Consisting of key employees from each of our practice areas, the council frames our new partner strategies and conducts regular Internet webcasts with our technology professionals on specific partner and general technology issues and trends. The council also coordinates thought leadership activities, including white paper authorship and publication and speaking engagements by our professionals. Finally, the council identifies services opportunities between and among our strategic partners' products, oversees our quality assurance programs and assists in acquisition-related technology due diligence.

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

Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the United States (“U.S.”) and worldwide.  During periods of economic downturns, our clients may decrease their demand for information technology services. In 2008 and 2009, general worldwide economic conditions experienced a downturn due to slower economic activity, concerns about inflation and deflation, decreased consumer confidence, reduced corporate profits, capital spending, and adverse business conditions.  If these conditions continue, they may cause our customers to delay or cancel information technology projects, reduce their overall information technology budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our clients cancel or delay their business and technology initiatives or choose to move these initiatives in-house, our business, financial condition and results of operations could be materially and adversely affected.

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

An increasing amount of information technology services are being provided by lower-cost non-domestic resources. The increased utilization of these resources for U.S.-based projects could result in lower revenues and margins for U.S.-based information technology companies. Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced offshore resources could adversely impact our results of operations and financial condition.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms, and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential vendor relationships, greater financial resources, sales and marketing organizations, market penetration, and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues or generate net income.

In recent years, there has been substantial consolidation in our industry and we expect that there will be additional consolidation in the future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a negative effect on our marketing, distribution and reselling relationships, pricing of services and products, and our product development budget and capabilities. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

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

We maintain a global development center in Hangzhou, China and a technology consulting recruiting facility in Chennai, India. Because of our limited experience with facilities outside of the U.S., we are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

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

Approximately 23% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

We may not be able to attract and retain information technology consulting professionals, which could affect our ability to compete effectively.

Our success depends in large part upon our ability to attract, train, retain, motivate, manage, and effectively utilize highly skilled information technology consulting professionals. There is often considerable competition for qualified personnel in the information technology services industry. Additionally, our technology professionals are primarily at-will employees. We also use independent subcontractors where appropriate to supplement our employee capacity. Failure to retain highly skilled technology professionals or hire qualified independent subcontractors would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

Our success depends on attracting and retaining senior management and key personnel.

The information technology services industry is highly specialized and the competition for qualified management and key personnel is intense. We believe that our success depends on retaining our senior management team and key technical and business consulting personnel. Retention is particularly important in our business as personal relationships are a critical element of obtaining and maintaining strong relationships with our clients. In addition, as we grow our business, our need for senior experienced management and implementation personnel increases. If a significant number of these individuals resign, or if we are unable to attract top talent, our level of management, technical, marketing, and sales expertise could diminish or otherwise be insufficient for our growth. We may be unable to achieve our revenues and operating performance objectives unless we can attract and retain technically qualified and highly skilled sales, technical, business consulting, marketing, and management personnel. These individuals would be difficult to replace, and losing them could seriously harm our business.

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

We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

We may face potential liability to customers if our customers' systems fail.

Our technology solutions are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our customers' systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. Due to the nature of our business, it is possible that we will be sued in the future. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could suffer.

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

We negotiate fees with our clients utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skillsets and competencies. There is a risk that we will under-price our contracts, fail to accurately estimate the costs of performing the work or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner, as well as on our effective oversight of their performance. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. If our subcontractors or these third parties fail to deliver their contributions on time or at all or if their contributions do not meet project requirements or require us to incur unanticipated costs to meet these requirements, then our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability, or cash flow.

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

The loss of one or more of our significant software vendors would have a material and adverse effect on our business and results of operations.

Our business relationships with software vendors enable us to reduce our cost of sales and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.

If we do not effectively manage expected future growth, our results of operations and cash flows could be adversely affected.

Our ability to operate profitably with positive cash flows depends partially on how effectively we manage our expected future growth. In order to create the additional capacity necessary to accommodate an increase in demand for our services, we may need to implement new or upgraded operational and financial systems, procedures and controls, open new offices, and hire additional colleagues. Implementation of these new or upgraded systems, procedures and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices (including international locations) or the hiring of additional colleagues may result in idle or underutilized capacity. We continually assess the expected capacity and utilization of our offices and professionals. We may not be able to achieve or maintain optimal utilization of our offices and professionals. If demand for our services does not meet our expectations, our revenues and cash flows may not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.

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

As a result, if we experience unanticipated changes in the number or nature of our projects or in our employee utilization rates, we could experience large variations in quarterly operating results.

Our services revenues may fluctuate quarterly due to seasonality or timing of completion of projects.

We may experience seasonal fluctuations in our services revenues. We expect that services revenues in the fourth quarter of a given year may typically be lower as there are fewer billable days as a result of vacations and holidays. In addition, we generally perform services on a project basis. While we seek to counterbalance periodic declines in services revenues when a project or engagement is completed or canceled by entering into arrangements to provide additional services to the same or other clients, we may not be able to avoid declines in services revenues when projects are completed. Our inability to obtain sufficient new projects to counterbalance any decreases in work may materially affect our quarter-to-quarter revenues, margins and operating results.

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

Our services gross margins are subject to fluctuations as a result of variances in utilization and billing rates.

Our services gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals' time billed to customers divided by the total available hours in a period, and in the billing rates we charge our clients. Our operating expenses, including salary, rent and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

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

If we fail to complete fixed fee contracts within budget and on time, our results of operations could be adversely affected.

In 2009, approximately 11% of our services revenues were earned from engagements performed on a fixed fee basis, rather than on a time and materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation and other cost increases. If we fail to accurately estimate the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot guarantee that we will price these contracts appropriately in the future, which may result in losses.

We may not be able to maintain profitability.

Although we have been profitable for the past six years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future and in fact could experience decreased profitability. If we fail to meet public market analysts' and investors' expectations, the price of our common stock will likely fall.

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

We may acquire or make strategic investments in complementary businesses, technologies, services or products, or enter into strategic alliances with third parties in the future in order to expand our business. We may be unable to identify suitable acquisition and vendor opportunities, or if we do identify a suitable opportunity, we may not complete those transactions on terms commercially favorable to us, or at all. We have historically paid a portion of the purchase price for acquisitions with shares of our common stock.  Volatility in our stock prices, or a sustained price decline, could adversely affect our ability to attract acquisition opportunities. If we fail to identify and successfully complete these transactions, our competitive position and our growth prospects could be adversely affected. In addition, we may face competition from other companies with significantly greater resources for acquisition candidates, making it more difficult for us to acquire suitable companies on favorable terms.

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile and may continue to fluctuate widely.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PRFT.” Our common stock price has been volatile. Our stock price may continue to fluctuate widely as a result of announcements of new services and products by us or our competitors, quarterly variations in operating results, the gain or loss of significant customers, and changes in public market analysts' estimates and market conditions for information technology consulting firms and other technology stocks in general.

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

We assess potential impairments to goodwill annually and when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. We also assess potential impairments to our long-lived assets, including property and equipment and certain intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. General economic conditions in the U.S. can adversely impact the trading prices of securities of many companies, including ours, due to concerns regarding recessionary economic conditions, a lending and financial crisis, a substantial slowdown in economic activity, decreased consumer confidence and other factors.  Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to these factors.  If the trading price of our common stock were to be adversely affected due to worsening general economic conditions, significant changes in our financial performance or other factors, these events could result in a non-cash impairment charge related to our goodwill or long-lived assets. A significant impairment loss could have a material adverse effect on our operating results and on the carrying value of our goodwill and/or our long-lived assets on our balance sheet.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors and 5% and greater stockholders beneficially own or control approximately 26% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring or preventing a change in control of our company.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We had unrestricted cash, cash equivalents, and investments totaling $28 million and a borrowing capacity of $50 million at December 31, 2009.  We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and attributable to Perficient, Inc. are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient, Inc. or any persons acting on our behalf may issue.

Item 2.	Properties.

Our principal executive operations are located in St. Louis, Missouri where we have leased approximately 5,100 square feet for these functions. We lease 22 offices in major cities across North America, China and India. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

Although we may become a party to litigation and claims arising in the course of business, management currently does not believe the results of these actions will have a material adverse effect on our business or financial condition.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2008.

	High	Low
Year Ending December 31, 2009:
First Quarter	$5.71	$3.10
Second Quarter	7.44	5.12
Third Quarter	8.64	6.31
Fourth Quarter	9.50	7.73

Year Ending December 31, 2008:
First Quarter	$17.08	$6.43
Second Quarter	11.91	7.82
Third Quarter	10.94	6.04
Fourth Quarter	6.80	2.31

On February 26, 2010, the last reported sale price of our common stock on The Nasdaq Global Select Market, a tier of The NASDAQ Stock Market LLC, was $11.09 per share. There were approximately 345 stockholders of record of our common stock as of February 26, 2010, including 228 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included at Part III, Item 12, of this Form 10-K.

Issuer Purchases of Equity Securities

In 2008, our Board of Directors approved a share repurchase authority of up to $20.0 million.  In 2009, our Board of Directors approved an additional share repurchase authority of up to $20.0 million for a total repurchase program of $40.0 million.  The repurchase program expires June 30, 2011.  While it is not our intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price and other factors.

Since the program’s inception in 2008, we have repurchased approximately $27.5 million of our outstanding common stock through December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of October 1, 2009	3,872,730	$5.66	3,872,730	$8,079,423
October 1-31, 2009	245,790	8.42	245,790	$6,018,392
November 1-30, 2009	260,000	8.48	260,000	$13,813,900
December 1-31, 2009	160,000	8.39	160,000	$12,471,648
Ending Balance as of December 31, 2009	4,538,520	$6.07	4,538,520

(1)	Average price paid per share includes commission.
(2)	The additional program to repurchase up to $10.0 million of our outstanding common stock was approved by our Board of Directors on November 3, 2009. The repurchase program expires June 30, 2011.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2009, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of the adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718 (Statement of Financial Accounting Standards No. 123R (As Amended), Share Based Payment) in 2006, and four acquisitions in 2007, three acquisitions in 2006, and two acquisitions in 2005.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data:			(In thousands)
Revenues	$188,150	$231,488	$218,148	$160,926	$96,997
Gross margin	$48,333	$73,502	$75,690	$53,756	$32,418
Selling, general and administrative	$40,042	$47,242	$41,963	$32,268	$17,917
Depreciation and amortization	$5,750	$6,949	$6,265	$4,406	$2,226
Impairment of intangible assets	$--	$1,633	$--	$--	$--
Income from operations	$2,541	$17,678	$27,462	$17,082	$12,275
Net interest income (expense)	$209	$528	$172	$(407)	$(643)
Net other income (expense)	$260	$(915)	$20	$174	$43
Income before income taxes	$3,010	$17,291	$27,654	$16,849	$11,675
Net income	$1,463	$10,000	$16,230	$9,567	$7,177

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(In thousands)
Cash, cash equivalents and short-term investments	$24,302	$22,909	$8,070	$4,549	$5,096
Working capital	$50,205	$56,176	$41,368	$24,859	$17,078
Long-term investments	$3,652	$--	$--	$--	$--
Property and equipment, net	$1,278	$2,345	$3,226	$1,806	$960
Goodwill and intangible assets, net	$111,773	$115,634	$121,339	$81,056	$52,031
Total assets	$184,810	$194,247	$189,992	$131,000	$84,935
Current portion of long term debt and line of credit	$--	$--	$--	$1,201	$1,581
Long-term debt and line of credit, less current portion	$--	$--	$--	$137	$5,338
Total stockholders' equity	$168,348	$174,818	$165,562	$107,352	$65,911

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the year ended December 31, 2009 compared to 13% for the year ended December 31, 2008. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether the services are essential to the functionality of the software or hardware and whether objective fair value evidence exists for each deliverable in the transaction.  If management concludes the services to be provided are not essential to the functionality of the software or hardware and can determine objective fair value evidence exists for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these separation criteria.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals (defined as the percentage of our professionals’ time billed to customers divided by the total available hours in the respective period), the salaries we pay our consulting professionals and the average billing rate we receive from our customers. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are primarily composed of sales related costs, general and administrative salaries, office costs, stock compensation expense, bad debts, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the resumption of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009, we suspended acquisition activity pending improved visibility into the health of the economy.  With the expected return to growth in 2010, we plan to resume our disciplined acquisition strategy.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2009	2008	2007
Services revenues	88.4%	89.6%	87.8%
Software and hardware revenues	6.9	4.6	6.5
Reimbursable expenses	4.7	5.8	5.7
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	61.0	56.6	52.6
Software and hardware costs	6.2	3.7	5.5
Reimbursable expenses	4.7	5.7	5.7
Other project related expenses	2.4	2.2	1.5
Total cost of revenues	74.3	68.2	65.3
Services gross margin	28.2	34.4	38.4
Software and hardware gross margin	10.2	19.4	15.9
Total gross margin	25.7	31.8	34.7
Selling, general and administrative	21.3	20.4	19.2
Depreciation and amortization	3.0	3.0	2.9
Impairment of intangible assets	0.0	0.7	0.0
Income from operations	1.4	7.7	12.6
Net interest income	0.1	0.2	0.1
Net other income (expense)	0.1	(0.4)	0.0
Income before income taxes	1.6	7.5	12.7
Provision for income taxes	0.8	3.2	5.2
Net income	0.8%	4.3%	7.5%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Total revenues decreased 19% to $188.2 million for the year ended December 31, 2009 from $231.5 million for the year ended December 31, 2008.  Services revenues decreased 20% to $166.4 million for the year ended December 31, 2009 from $207.5 million for the year ended December 31, 2008.  Revenue contraction during the year is due to the decreased demand for information technology services market wide and delays in information technology spending by customers, which we believe is related to the general economic slowdown.

Software and hardware revenues increased 21% to $13.0 million for the year ended December 31, 2009 from $10.7 million for the year ended December 31, 2008 due mainly to the renewal of several larger software licenses and an overall increase in software sales during the first and third quarters of 2009. Reimbursable expenses decreased 34% to $8.8 million for the year ended December 31, 2009 from $13.3 million for the year ended December 31, 2008 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 12% to $139.8 million for the year ended December 31, 2009 from $158.0 million for the year ended December 31, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 1,028 for the year ended December 31, 2009 from 1,165 for the year ended December 31, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 34% to $48.3 million for the year ended December 31, 2009 from $73.5 million for the year ended December 31, 2008. Gross margin as a percentage of revenues decreased to 25.7% for the year ended December 31, 2009 from 31.8% for the year ended December 31, 2008 primarily due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 28.2% or $47.0 million for the year ended December 31, 2009 from 34.4% or $71.4 million for the year ended December 31, 2008.  The decrease in services gross margin is primarily a result of lower utilization due to the decreased demand for information technology services.  The average utilization rate of our professionals, excluding subcontractors, decreased to 75% for the year ended December 31, 2009 compared to 79% for the year ended December 31, 2008. The average bill rate for our professionals, excluding subcontractors, decreased to $106 per hour for the year ended December 31, 2009 from $109 per hour for the year ended December 31, 2008, primarily due to competition in the marketplace and increased usage of China offshore resources.   Software and hardware gross margin decreased to 10.2% or $1.3 million for the year ended December 31, 2009 from 19.4% or $2.1 million for the year ended December 31, 2008.  Software revenues have increased while margin is down primarily due to the competition in the marketplace causing lower margin software sales.

Selling, General and Administrative. SG&A expenses decreased 15% to $40.0 million for the year ended December 31, 2009 from $47.2 million for the year ended December 31, 2008 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General and Administrative Expense	(in millions)
Stock compensation expense	$0.7
Bonus expense	(0.1)
Office and technology-related costs	(0.5)
Salary expense	(0.6)
Sales-related costs	(1.7)
Bad debt expense	(3.1)
Other	(1.9)
Net decrease	$(7.2)

SG&A expenses, as a percentage of revenues, increased to 21.3% for the year ended December 31, 2009 from 20.4% for the year ended December 31, 2008.  Stock compensation expense, salary expense, office and technology-related costs, and sales-related costs all increased as a percentage of revenues compared to the prior year period.  Stock compensation expense, as a percentage of revenues, increased due to lower revenues and the restricted stock awards granted in 2008 and 2009.  The increase in salary expense, as a percentage of revenues, was primarily the result of lower revenues and the addition of new marketing roles during 2009.  Office and technology-related costs, as a percentage of revenues, increased primarily due to the costs associated with the abandonment of office space and lower revenues during 2009.  These increases were offset by a decrease in bad debt expense.  During 2008, the allowance for doubtful accounts increased due to additional uncertainties regarding collectibility as a result of the overall economic downturn and its impact on certain outstanding receivables.  The reserve has decreased in 2009 due to either the collection of previously reserved for balances or write-off of such amounts.

Depreciation. Depreciation expense decreased 31% to $1.5 million for the year ended December 31, 2009 from $2.1 million for the year ended December 31, 2008. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2008 and 2009 and lower spending on capital assets during 2009.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.9% and 1.0% for the year ended December 31, 2009 and 2008, respectively.

Amortization. Amortization expense decreased 11% to $4.3 million for the year ended December 31, 2009 from $4.8 million for the year ended December 31, 2008. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets and the impact of the impairment charge recorded in the fourth quarter of 2008.  The impairment charge will also result in lower amortization expense in future periods.

Impairment of Intangible Assets. During the fourth quarter of 2008, we performed an impairment test as of December 31, 2008.  As a result of the test performed, we recorded a $1.6 million impairment charge primarily related to customer relationships we acquired from e tech solutions, Inc. (“E Tech”).  The value of these relationships was affected primarily by the loss of a key customer acquired from E Tech, which caused cash flows from the asset group to be lower than originally projected.

Net Interest Income. We had interest income of $0.2 million, net of interest expense, for the year ended December 31, 2009, compared to interest income of $0.5 million, net of interest expense, for the year ended December 31, 2008.  The decrease in interest income in 2009 resulted from a decrease in the interest earned on the note receivable and the money market account.  The note receivable was fully repaid in October 2009 and while our average cash and investments balances increased during 2009, the average interest rates on our accounts decreased compared to the same prior year period.

Net Other Income or Expense. We had other income of $0.3 million, net of other expense, for the year ended December 31, 2009 compared to other expense of $0.9 million, net of other income, for the year ended December 31, 2008.  Other income for the year ended December 31, 2009 is primarily related to government incentives received by our China operations.  Additionally, during the third quarter 2008, we expensed $0.9 million of previously capitalized deferred offering costs related to our shelf registration statement.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 51.4% for the year ended December 31, 2009 from 42.2% for the year ended December 31, 2008. The increase in the effective rate is due primarily to the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), relative to a smaller income base.

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

Selling, General and Administrative. SG&A expenses increased 13% to $47.2 million for the year ended December 31, 2008 from $42.0 million for the year ended December 31, 2007 due primarily to fluctuations in expenses as detailed in the following table:

Increase / (Decrease)
Selling, General and Administrative Expense	(in millions)
Stock compensation expense	$1.7
Office and technology-related costs	1.5
Salary expense	1.4
Sales-related costs	1.0
Bad debt expense	0.8
Customer dispute settlement	0.8
Other	0.6
Bonus expense	(2.6)
Net increase	$5.2

SG&A expenses as a percentage of revenues increased slightly to 20% for the year ended December 31, 2008 from 19% for the year ended December 31, 2007, primarily driven by an increase in stock compensation expense, office and technology-related costs, and salary expense.  Stock compensation expense increased primarily due to additional restricted stock awards granted in 2007 and 2008.  Investments in our technology infrastructure and offshore resources, as well as increases in our facility costs, caused our office and technology-related costs to rise in 2008.  The increase in salary expense was associated with development of our healthcare and communications industry verticals.  These increases were offset by a decrease in bonus costs. Bonus costs decreased as a result of not achieving the company-wide performance goals.

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

Impairment of Intangible Assets. During the fourth quarter of 2008, we determined that the continuous trading of our common stock below book value and a loss of a key customer were possible indicators of impairment to goodwill or long-lived assets as defined under ASC Topic 350 (Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets), and ASC Section 360-10-05 (SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets), triggering the necessity of impairment tests as of December 31, 2008.  As a result of the tests performed, we recorded a $1.6 million impairment primarily related to customer relationships we acquired from E Tech.  The value of these relationships was affected primarily by the loss of a key customer acquired from E Tech, which caused cash flows from the asset group to be lower than originally projected.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2009	2008	2007
Cash, cash equivalents and investments	$28.0	$22.9	$8.1
Working capital (including cash and cash equivalents)	$50.2	$56.2	$41.5
Amounts available under credit facilities	$50.0	$49.9	$49.8

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2009 was $22.6 million compared to $25.1 million and $23.0 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2009, the components of operating cash flows were net income of $1.5 million plus non-cash charges of $15.0 million and net working capital reductions of $6.1 million.  The primary components of operating cash flows for the year ended December 31, 2008 were net income of $10.0 million plus non-cash charges of $15.0 million and net working capital reductions of $0.1 million.  The primary components of operating cash flows for the year ended December 31, 2007 were net income of $16.2 million plus non-cash charges of $5.1 million and net working capital reductions of $1.7 million.  Our days sales outstanding as of December 31, 2009 increased to 73 days from 71 days at December 31, 2008 and were flat compared to December 31, 2007.

Net Cash Used in Investing Activities

For the year ended December 31, 2009, we used $10.0 million in cash to purchase investments and $0.7 million in cash to purchase equipment and develop software.  For the year ended December 31, 2008, we used $0.8 million in cash to pay certain acquisition-related costs and $1.5 million in cash to purchase equipment and develop software.  For the year ended December 31, 2007, we used approximately $26.8 million in cash, net of cash acquired, for acquisitions.  In addition, we used approximately $2.2 million during 2007 to purchase equipment and develop software.

Net Cash Provided By Financing Activities

During the year ended December 31, 2009, we received proceeds of $1.0 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.6 million related to vesting of stock awards and stock option exercises.  We used $18.4 million to repurchase shares of our common stock through the stock repurchase program.  For the year ended December 31, 2008, we made payments of $0.4 million in fees to establish our new credit facility.  We received proceeds of $0.9 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.7 million related to vesting of stock awards and stock option exercises.  We used $9.2 million to repurchase shares of our common stock through the stock repurchase program.  During the year ended December 31, 2007, we made payments of $1.3 million on our long-term debt.  We received proceeds of $3.9 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $6.9 million related to vesting of stock awards and stock option exercises.

Availability of Funds from Bank Line of Credit Facilities

In May 2008, we entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  The credit facility will be used for ongoing, general corporate purposes.  Substantially all of our assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association (“U.S. Bank”) assumed $10 million of KeyBank’s commitment.

All outstanding amounts borrowed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option at SVB’s prime rate (4.00% on December 31, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.23% on December 31, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings.  As of December 31, 2009, we had $50 million of maximum borrowing capacity.  We will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of December 31, 2009, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

In 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock.  In 2009, the Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s common stock for a total repurchase program of $40.0 million.  The program expires on June 30, 2011.

We established a written trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which we made a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements and other factors.

Since the program’s inception in 2008, we have repurchased approximately 4.5 million shares of our outstanding common stock through December 31, 2009 for a total cost of approximately $27.5 million.

Lease Obligations

During the third quarter of 2009, we vacated certain office space as part of ongoing cost reduction initiatives in response to our 2009 revenue contraction.  We subleased some of the vacated office space during the fourth quarter of 2009.  The accounting for costs associated with the abandonment of office space was calculated using the guidance in ASC Subtopic 420-10 (SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities).  A liability of approximately $0.3 million for lease abandonment costs was recorded in the third quarter of 2009.  The lease abandonment costs were classified as “Selling, general and administrative” expense in our Consolidated Statement of Operations for the year ended December 31, 2009.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in 2009 as disclosed in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   We determined that we currently have no intent to use the shelf registration to complete an offering.  The shelf registration will expire in July 2011.

Contractual Obligations

We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$6,255	$2,303	$2,852	$1,078	$22
Total	$6,255	$2,303	$2,852	$1,078	$22

See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements for information related to our obligations for taxes.

Conclusion

If our capital is insufficient to fund our activities in either the short or long-term, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders' percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities or continue our operations.

We believe that the currently available funds, access to capital from our credit facility and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

Critical Accounting Policies

Our accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Revenue Recognition and Allowance for Doubtful Accounts

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on our role as a principal in the transaction.  On rare occasions, we enter into a transaction where we are not the principal.  In these cases, revenue is recorded on a net basis.

Unbilled revenues represent the project time and expenses that have been incurred, but not yet billed to the client, prior to the end of the fiscal period.  For time and materials projects, the client is invoiced for the amount of hours worked times the billing rates as stated in the contract. For fixed fee arrangements, the client is invoiced according to the agreed-upon schedule detailing amount and timing of payments in the contract.  Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract.  If the time and expenses are worked/incurred and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as unbilled revenue once we verify all other revenue recognition criteria have been met.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. Our policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with ASC Subtopic 985-605 (American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), ASC Subtopic 605-25 (Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and software or hardware, we evaluate whether the services are essential to the functionality of the software or hardware and whether there is objective fair value evidence for each deliverable in the transaction. If we conclude the services to be provided are not essential to the functionality of the software or hardware and we can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client's inability to make contractual payments, historical experience and other currently available information. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If the evaluation of service delivery issues or a client's ability to pay is incorrect, future reductions to revenue or bad debt expense may be incurred.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, we perform an annual impairment test of goodwill. We evaluate goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach.  The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Our annual goodwill impairment test was performed as of October 1, 2009.  Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

Our fair value was determined by weighting the results of two valuation methods: 1) market capitalization based on the average price of our common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and 2) a discounted cash flow model.  The fair value calculated using our average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in our determination of our overall fair value.  While the use of our average common stock price, plus a control premium, may be considered the best evidence of fair value in ASC Topic 350, we believe the declines in our stock price over the past two years, and in the market overall, are not consistently aligned with our financial results or outlook.  The discounted cash flow approach allows us to calculate our fair value based on operating performance and meaningful financial metrics.

A key assumption used in the calculation of our fair value using our average common stock price was the consideration of a control premium.  We reviewed industry premium data and determined an appropriate control premium for the analysis based on the low end of any premium received in transactions over the past several years.

Significant estimates used in the discounted cash flow model included projections of revenue growth, net income margins, discount rate, and terminal business value. The forecasts of revenue growth and net income margins are based upon our long-term view of the business and are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized was estimated using the weighted average cost of capital for our industry. The terminal business value was determined by applying a growth factor to the latest year for which a forecast exists.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

During the fourth quarter of 2009, our stock price continued trading above its book value.  Based on the continued upward trend of our stock price and positive business and market outlook for the information technology services industry, we did not experience a significant adverse change in our business climate and therefore do not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of December 31, 2009.   We will continue to monitor the trend of our stock price and other market indicators to determine whether there is a triggering event that may require us to perform an interim impairment test in the future and record impairment charges to earnings, which could adversely affect our financial results.

Purchase Accounting

We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments require significant judgments and estimates that can change materially as additional information becomes available. The purchase price is allocated to intangibles based on our estimate and an independent valuation. We finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting estimates are resolved.

Accounting for Stock-Based Compensation

We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. We believe it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of the grant.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except operating lease commitments as disclosed in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2009, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and investments totaling $28.0 million and $22.9 million at December 31, 2009 and December 31, 2008, respectively.  The cash equivalents consist of money market funds and the investments consist of corporate bonds, commercial paper, certificates of deposit, U.S. treasury bills and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$17,975	$22,909
Short-term investments	6,327	--
Total cash, cash equivalents and short-term investments	24,302	22,909
Accounts and note receivable, net of allowance for doubtful accounts of $315 in 2009 and $1,497 in 2008	38,244	47,584
Prepaid expenses	1,258	1,374
Other current assets	1,534	3,157
Total current assets	65,338	75,024
Long-term investments	3,652	--
Property and equipment, net	1,278	2,345
Goodwill	104,168	104,178
Intangible assets, net	7,605	11,456
Other non-current assets	2,769	1,244
Total assets	$184,810	$194,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,657	$4,509
Other current liabilities	11,476	14,339
Total current liabilities	15,133	18,848
Other non-current liabilities	1,329	581
Total liabilities	$16,462	$19,429

Commitments and contingencies (see Note 11)	--	--

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 31,621,089 shares issued and 27,082,569 shares outstanding as of December 31, 2009; 30,350,700 shares issued and 28,502,400 shares outstanding as of December 31, 2008)	$32	$30
Additional paid-in capital	208,003	197,653
Accumulated other comprehensive loss	(273)	(338)
Treasury stock, at cost (4,538,520 shares as of December 31, 2009; 1,848,300 shares as of December 31, 2008)	(27,529)	(9,179)
Accumulated deficit	(11,885)	(13,348)
Total stockholders' equity	168,348	174,818
Total liabilities and stockholders' equity	$184,810	$194,247

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Year Ended December 31,
	2009	2008	2007
Revenues:	(In thousands, except share and per share information)
Services	$166,397	$207,480	$191,395
Software and hardware	12,968	10,713	14,243
Reimbursable expenses	8,785	13,295	12,510
Total revenues	188,150	231,488	218,148
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	114,877	131,019	114,692
Software and hardware costs	11,641	8,639	11,982
Reimbursable expenses	8,785	13,295	12,510
Other project related expenses	4,514	5,033	3,274
Total cost of revenues	139,817	157,986	142,458

Gross margin	48,333	73,502	75,690

Selling, general and administrative	40,042	47,242	41,963
Depreciation	1,483	2,139	1,553
Amortization	4,267	4,810	4,712
Impairment of intangible assets	--	1,633	--
Income from operations	2,541	17,678	27,462

Net interest income	209	528	172
Net other income (expense)	260	(915)	20
Income before income taxes	3,010	17,291	27,654
Provision for income taxes	1,547	7,291	11,424

Net income	$1,463	$10,000	$16,230

Basic net income per share	$0.05	$0.34	$0.58
Diluted net income per share	$0.05	$0.33	$0.54
Shares used in computing basic net income per share	27,538,300	29,412,329	27,998,093
Shares used in computing diluted net income per share	28,558,160	30,350,616	30,121,962

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	Common	Common	Additional	Accumulated Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2006	26,700	$27	$147,028	$(125)	$--	$(39,578)	$107,352
Acquisition purchase accounting adjustments	1,250	1	24,975	--	--	--	24,976
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,171	1	3,902	--	--	--	3,903
Tax benefit of stock option exercises and restricted stock vesting	--	--	6,889	--	--	--	6,889
Stock compensation related to restricted stock vesting	302	--	6,204	--	--	--	6,204
Foreign currency translation adjustment	--	--	--	8	--	--	8
Net income	--	--	--	--	--	16,230	16,230
Total comprehensive income	--	--	--	--	--	--	16,238
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$--	$(23,348)	$165,562
Acquisition purchase accounting adjustments	(19)	--	(290)	--	--	--	(290)
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	367	1	922	--	--	--	923
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(922)	--	--	--	(922)
Stock compensation related to restricted stock vesting and retirement savings plan contributions	579	--	8,945	--	--	--	8,945
Purchases of treasury stock	(1,848)	--	--	--	(9,179)	--	(9,179)
Foreign currency translation adjustment	--	--	--	(221)	--	--	(221)
Net income	--	--	--	--	--	10,000	10,000
Total comprehensive income	--	--	--	--	--	--	9,779
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	298	1	974	--	--	--	975
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(459)	--	--	--	(459)
Stock compensation related to restricted stock vesting and retirement savings plan contributions	973	1	9,835	--	--	--	9,836
Purchases of treasury stock	(2,690)	--	--	--	(18,350)	--	(18,350)
Net unrealized loss on investments	--	--	--	(5)	--	--	(5)
Foreign currency translation adjustment	--	--	--	70	--	--	70
Net income	--	--	--	--	--	1,463	1,463
Total comprehensive income	--	--	--	--	--	--	1,528
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES		(In thousands)
Net income	$1,463	$10,000	$16,230
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,483	2,139	1,553
Amortization	4,267	4,810	4,712
Impairment of intangible assets	--	1,633	--
Deferred income taxes	(18)	(1,769)	(495)
Non-cash stock compensation and retirement savings plan contributions	9,836	8,945	6,204
Tax benefit from stock option exercises and restricted stock vesting	(583)	(700)	(6,889)

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	9,427	3,081	(1,589)
Other assets	(342)	(568)	10,145
Accounts payable	(884)	399	(1,694)
Other liabilities	(2,086)	(2,824)	(5,126)
Net cash provided by operating activities	22,563	25,146	23,051

INVESTING ACTIVITIES
Purchase of investments	(9,984)	--	--
Purchase of property and equipment	(415)	(1,320)	(2,035)
Capitalization of software developed for internal use	(311)	(185)	(181)
Cash paid for acquisitions and related costs	--	(836)	(26,774)
Net cash used in investing activities	(10,710)	(2,341)	(28,990)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	--	--	11,900
Payments on short-term borrowings	--	--	(11,900)
Payments on long-term debt	--	--	(1,338)
Payments for credit facility financing fees	--	(420)	--
Tax benefit from stock option exercises and restricted stock vesting	583	700	6,889
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	975	923	3,903
Purchases of treasury stock	(18,350)	(9,179)	--
Net cash provided by (used in) financing activities	(16,792)	(7,976)	9,454
Effect of exchange rate on cash and cash equivalents	5	10	6
Change in cash and cash equivalents	(4,934)	14,839	3,521
Cash and cash equivalents at beginning of period	22,909	8,070	4,549
Cash and cash equivalents at end of period	$17,975	$22,909	$8,070

Supplemental disclosures:
Cash paid for interest	$50	$15	$40
Cash paid for income taxes	$1,831	$10,206	$3,680
Non-cash activities:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$--	$(290)	$24,976

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Changes in Accounting Policy

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the U.S Securities Exchange and Commission (“SEC”).  The Codification was developed to organize GAAP pronouncements by topic so users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applied beginning in the third quarter of 2009.  All accounting references herein have been updated with ASC references, however, the SFAS references have been included in parenthesis for the reader’s reference.

Revision of Previously Issued Financial Statements

During the third quarter of 2009, the Company identified a cash flow presentation adjustment related to the reversal of a deferred tax asset resulting from the exercise of stock options or vesting of stock awards.  The Company has determined the impact of the adjustment is not considered material to the consolidated results of operations, financial position or cash flows for the year ended December 31, 2008.  The Company revised the previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2008, as presented in this Form 10-K.

The revision decreased the “Net cash provided by operating activities” and decreased the “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2008 by approximately $1.6 million.  There was no impact on “Net cash provided by operating activities” or “Net cash used in financing activities” for the year ended December 31, 2007.  The adjustment had no impact on the Consolidated Balance Sheet or the Consolidated Statement of Operations for the year ended December 31, 2008 or on the Consolidated Statement of Operations for the year ended December 31, 2007.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

Revenue Recognition and Allowance for Doubtful Accounts

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company's role as a principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

Unbilled revenues represent the project time and expenses that have been incurred, but not yet billed to the client, prior to the end of the fiscal period.  For time and materials projects, the client is invoiced for the amount of hours worked times the billing rates as stated in the contract. For fixed fee arrangements, the client is invoiced according to the agreed-upon schedule detailing the amount and timing of payments in the contract.  Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract.  If the time and expenses are worked/incurred and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as unbilled revenue once the Company verifies all other revenue recognition criteria have been met.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with ASC Subtopic 985-605 (American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition), ASC Subtopic 605-25 (Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence exists for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client's inability to make contractual payments, historical experience and other currently available information.

Cash and Cash Equivalents

Cash equivalents consist primarily of cash deposits and investments with original maturities of 90 days or less when purchased.

Investments

The Company invests a portion of its excess cash in short-term and long-term investments.  The short-term investments consist of corporate bonds, commercial paper and certificates of deposit with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of U.S. treasury bills and U.S. agency bonds with original maturities of greater than one year.  At December 31, 2009, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10 (SFAS No. 157, Fair Value Measurements).

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

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

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350 (SFAS No. 142, Goodwill and Other Intangible Assets), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach.  The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Other intangible assets include customer relationships, non-compete arrangements and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from three to eight years. Amortization of customer relationships, non-compete arrangements and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

The Company will continue to monitor the trend of its stock price, other market indicators and its operating results to determine whether there is a triggering event that may require the Company to perform an interim impairment test in the future and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10 (SFAS No. 109, Accounting for Income Taxes, and ASC Section 740-10-25 (Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109). ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Subtopic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of ASC Subtopic 740-10-25 on January 1, 2007 as required and such adoption did not have a material impact to the consolidated financial statements.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718 (SFAS No. 123R (As Amended), Share Based Payment). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of ASC Topic 718.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

Deferred Rent

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and debt are stated at amounts which approximate fair value due to the near term maturities of these instruments.  Investments are stated at amounts which approximate fair value based on quoted market prices or other observable inputs.

Treasury Stock

The Company uses the cost method to account for repurchases of its own stock.

Segment Information

The Company operates as one reportable operating segment according to ASC Topic 280 (SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above.

Recently Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC Paragraph 350-30-50-2 (Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets).  ASC Paragraph 350-30-50-2 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for ASC Topic 350’s entity-specific factors. The adoption of ASC Paragraph 350-30-50-2 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 805 (SFAS No. 141 (revised 2007), Business Combinations).  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement requires, among other things, that transaction costs be expensed instead of recognized as purchase price. ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, the Company adopted ASC Subtopic 805-20 (FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under ASC Topic 805. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, acquired contingencies should be accounted for using existing guidance.  ASC Subtopic 805-20 applies to business combinations for which the acquisition date is on or after January 1, 2009.

Effective September 30, 2009, the Company adopted ASC Subtopic 855-10 (SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted ASC Subtopic 855-10 as required; adoption did not have a material impact on the Company’s consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

In June 2009, the FASB issued SFAS 168.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement was applied beginning in the third quarter of 2009.  All accounting references herein have been updated with ASC references, however, the SFAS references have been included in parenthesis for the reader’s reference.

On June 12, 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting on a calendar year basis.  The Company is currently evaluating the impact of ASC Topic 810 on its financial statements; however, management does not believe that it will have a material impact.

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

Effective January 1, 2008, the Company adopted ASC Subtopic 825-10 (SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115).  ACS Subtopic 825-10 permits companies to choose to measure many financial instruments and certain other items at fair value.  The adoption of ACS Subtopic 825-10 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted ASC Subtopic 820-10.  In February 2008, the FASB issued ASC Paragraphs 820-10-50-8A, 55-23A, and 55-23B (FSP No. 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date of ASC Subtopic 820-10 for certain non-financial assets and liabilities, including fair value measurements under ASC Topic 805 and ASC Topic 350 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under ASC Subtopic 820-10 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC Subtopic 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

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

Refer to Note 4, Investments and Fair Value Measurement, for the Company’s adoption of ASC Subtopic 820-10 as it relates to assets or liabilities that are required to be measured at fair value on a recurring basis.  As of December 31, 2009, the Company did not hold any non-financial assets or liabilities that were required to be re-measured at fair value, and therefore the adoption of ASC Paragraph 820-10-50-8A, 55-23A, and 55-23B did not have a material impact on the Company’s consolidated financial statements.  As discussed in Note 7, Goodwill and Intangible Assets, the Company performed its annual goodwill impairment test during the fourth quarter of 2009.

3.   Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2009	2008	2007
Net income	$1,463	$10,000	$16,230
Basic:
Weighted-average shares of common stock outstanding	27,538	29,338	27,442
Weighted-average shares of common stock subject to contingency (i.e. restricted stock)	--	74	556
Shares used in computing basic net income per share	27,538	29,412	27,998

Effect of dilutive securities:
Stock options	610	835	1,707
Warrants	6	6	8
Restricted stock subject to vesting	404	98	409
Shares used in computing diluted net income per share (1)	28,558	30,351	30,122

Basic net income per share	$0.05	$0.34	$0.58
Diluted net income per share	$0.05	$0.33	$0.54

(1)
As of December 31, 2009, approximately 0.5 million options for shares and 1.8 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

4.   Investments and Fair Value Measurement

During 2009, the Company began investing a portion of its excess cash in short-term and long-term investments.  The short-term investments consist of corporate bonds, commercial paper and certificates of deposit with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of U.S. treasury bills and U.S. agency bonds with original maturities of greater than one year.  At December 31, 2009, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10.  As of December 31, 2009, gross unrealized gains and losses for these investments were immaterial.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

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

·	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, cash equivalents and investments were classified as the following (in thousands):

	As of December 31, 2009	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash Equivalents:
Money Market Funds	$17,327	$17,327	$-	$-
Short-term Investments:
Corporate Bonds	3,974	-	3,974	-
Commercial Paper	449	-	449	-
Certificates of Deposit	1,904	-	1,904	-
Long-term Investments:
U.S. Treasury Bills	1,609	1,609	-	-
U.S. Agency Bonds	2,043	-	2,043	-

Total Cash Equivalents & Investments	$27,306	$18,936	$8,370	$-

Cash	648
Total Cash, Cash Equivalents, & Investments	$27,954

Investments are generally classified as Level 1 or Level 2 because they are valued using quoted market prices in active markets, quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Money market funds and U.S. treasury bills are valued based on unadjusted quoted prices in active markets for identical securities.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its investment in corporate bonds, certificates of deposit, and U.S. agency bonds.

5.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2009, a substantial portion of the services the Company provided were built on IBM, Oracle, TIBCO, and Microsoft platforms, among others, and a significant number of its clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors.  Due to the Company's significant fixed operating expenses, the loss of sales to any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with no one customer providing more than 10% of our total revenues during 2009, 2008 or 2007.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

6.   Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986 (the “Code”). The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of vesting services. In 2009 and 2008, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $1.9 million and $2.0 million of expense for the matching cash and Company stock contribution in 2009 and 2008, respectively.  The Company made matching contributions equal to 25% (in cash) of the first 6% of employee contributions totaling approximately $0.8 million during 2007.  All matching contributions vest over a three year period of service.

The Company has a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2009, the deferred compensation liability balance was $1.1 million compared to $0.6 million as of December 31, 2008.

7.   Goodwill and Intangible Assets

The Company performed its annual impairment test of goodwill as of October 1, 2009.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment.  Based on the test performed, the Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated.

The Company’s fair value was determined by weighting the results of two valuation methods: 1) market capitalization based on the average price of the Company’s common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and 2) a discounted cash flow model.  The fair value calculated using the Company’s average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company’s determination of its overall fair value.

During the fourth quarter of 2008, the Company determined the continuous trading of its common stock below book value was a possible indicator of impairment to goodwill or long-lived assets as defined under ASC Topic 350 (Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets), and ASC Section 360-10-05 (SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets), triggering the necessity of impairment tests as of December 31, 2008.  Fair values for long-lived asset testing were calculated using a discounted cash flow model for the asset group.  Significant estimates used in the discounted cash flow model included projections of revenue growth, earnings margins, and discount rate. The discount rate utilized was estimated using the weighted average cost of capital for the Company’s industry.

The discounted cash flow model yielded a fair value lower than the asset group’s carrying amount and consequently, the Company recorded a $1.6 million impairment of the customer relationships we acquired from e tech solutions, Inc. (“E Tech”).  The value of these relationships was affected primarily by the loss of a key customer acquired from E Tech, which caused cash flows from the asset group to be lower than originally projected.  After recording the impairment of the E Tech customer relationships intangible asset, the Company performed the first step of the goodwill impairment test and based on the weighted average of market capitalization, including a control premium, and discounted cash flow analysis, goodwill was not impaired as of December 31, 2008.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	2009	2008
Balance, beginning of year	$104,178	$103,686
Adjustments to preliminary purchase price allocations for acquisitions	(10)	1,088
Adjustment to E Tech purchase price allocation for escrow claim	--	(378)
Utilization of net operating loss carryforwards associated with acquisitions	--	(218)
Balance, end of year	$104,168	$104,178

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,613	$(9,752)	$6,861	$18,013	$(7,693)	$10,320
Non-compete agreements	683	(483)	200	2,633	(2,098)	535
Internally developed software	1,669	(1,125)	544	1,358	(757)	601
Total	$18,965	$(11,360)	$7,605	$22,004	$(10,548)	$11,456

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2009, 2008, and 2007 was approximately $4.3 million, $4.8 million, and $4.7 million respectively.  In addition, the Company recorded an impairment charge of $1.6 million related to customer relationships in 2008.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2010	$3,446
2011	$2,820
2012	$1,080
2013	$141
2014	$109
Thereafter	$9

8.   Stock-Based Compensation

Stock Option Plans

The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) prior to May 2009.  In April 2009, the Company’s stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors will administer the Incentive Plan and determine the terms of all stock awards made under the Incentive Plan.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

A summary of changes in common stock options during 2009, 2008 and 2007 is as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	3,552	$0.02 – 16.94	$4.03
Options granted	9	3.00 – 3.00	3.00
Options exercised	(1,160)	0.02 – 16.94	3.18	$21,055
Options canceled	(22)	2.28 – 7.48	3.36
Options outstanding at December 31, 2007	2,379	$0.02 – 16.94	$4.44

Options granted	--	--	--
Options exercised	(338)	0.02 – 10.00	2.15	$2,726
Options canceled	(11)	0.50 – 13.25	7.57
Options outstanding at December 31, 2008	2,030	$0.03 – 16.94	$4.81

Options granted	--	--	--
Options exercised	(279)	0.10 – 7.48	3.04	$1,043
Options canceled	(47)	0.03 – 13.25	5.35
Options outstanding at December 31, 2009	1,704	$0.03 – 16.94	$5.08	$6,458

Options vested, December 31, 2007	1,887	$0.02 – 16.94	$4.03
Options vested, December 31, 2008	1,773	$0.03 – 16.94	$4.59
Options vested, December 31, 2009	1,532	$0.03 – 16.94	$4.95	$6,094

The following is additional information related to stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.03 – 2.28	475,039	$1.70	3.16	475,039	$1.70
$2.77 – 3.75	384,443	$3.57	2.14	384,443	$3.57
$4.40 – 6.31	608,476	$6.22	4.86	437,047	$6.18
$7.48 – 14.69	205,561	$10.68	2.42	205,561	$10.68
$15.50 – 16.94	30,237	$16.68	0.26	30,237	$16.68
$0.03 – 16.94	1,703,756	$5.08	3.40	1,532,327	$4.95

At December 31, 2009, 2008 and 2007, the weighted-average remaining contractual life of outstanding options was 3.40, 4.21, and 5.20 years, respectively.  Generally stock option grants have a maximum contractual term of ten years.

Restricted stock activity for the year ended December 31, 2009 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2009	3,510	$9.65
Awards granted	922	$6.92
Awards vested	(825)	$9.94
Awards canceled or forfeited	(474)	$9.48
Restricted stock awards outstanding at December 31, 2009	3,133	$8.79

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

The total fair value of restricted shares vesting during the years ended December 31, 2009, 2008, and 2007 was $6.7 million, $2.3 million, and $5.2 million, respectively.

The Company recognized $9.8 million and $8.9 million of share-based compensation expense during 2009 and 2008, respectively, which included $0.9 million and $1.0 million of expense for retirement savings plan contributions, respectively.  For 2007, total share-based compensation was $6.2 million. The associated current and future income tax benefit recognized during 2009, 2008, and 2007 was $3.4 million, $2.9 million, and $2.1 million, respectively. As of December 31, 2009, there was $25.5 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of 4 years. The Company’s average estimated forfeiture rate for share based awards for the year ended December 31, 2009 was 8%, which was calculated using our historical forfeiture experience.  Generally restricted stock awards vest over a five year requisite service period.

At December 31, 2009, 1.7 million shares were reserved for future issuance upon exercise of outstanding options and 8,075 shares were reserved for future issuance upon exercise of outstanding warrants. The majority of the outstanding warrants expire in December 2011. At December 31, 2009, there were 3.1 million shares of restricted stock outstanding under the 1999 Plan.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was initiated January 1, 2006 and is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted an ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2009, approximately 19,000 shares were purchased under the ESPP.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on December 31, 2009) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.23% on December 31, 2009) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of December 31, 2009, the Company had $50 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of December 31, 2009, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

10.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of December 31, 2009, the IRS has proposed no significant adjustments to any of the Company's tax positions.

The Company adopted the provisions of the ASC Subtopic 740-10-25 on January 1, 2007. As a result of the implementation of ASC Subtopic 740-10-25, the Company recognized no increases or decreases in the total amount of previously unrecognized tax benefits.  The Company had no unrecognized tax benefits as of December 31, 2009 or 2008.

As of December 31, 2009, the Company had U.S. Federal tax net operating loss carry forwards of approximately $5.2 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$1,284	$7,639	$4,110
State	417	1,536	752
Foreign	7	(9)	26
Total current	1,708	9,166	4,888

Tax benefit on acquired net operating loss carryforward	316	488	385
Tax benefit (expense) from stock option exercises and restricted stock vesting	(459)	(922)	6,889

Deferred:
Federal	(16)	(1,304)	(668)
State	(2)	(137)	(70)
Total deferred	(18)	(1,441)	(738)
Total provision for income taxes	$1,547	$7,291	$11,424

The components of pretax income for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$2,995	$16,879	$27,640
Foreign	15	412	14
Total	$3,010	$17,291	$27,654

For the year ended December 31, 2009, 2008 and 2007, foreign operations included Canada, China, and India.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities	$426	$435
Net operating losses	272	475
Bad debt reserve	118	878
	816	1,788
Valuation allowance	(13)	(31)
Net current deferred tax assets	$803	$1,757
Non-current deferred tax assets:
Net operating losses and capital loss	$1,773	$1,985
Fixed assets	599	329
Deferred compensation	1,988	1,654
Intangibles	678	--
Accrued liabilities	222	--
Foreign tax credits	253	--
	5,513	3,968
Valuation allowance	(125)	(109)
Net non-current deferred tax assets	$5,388	$3,859

Deferred tax liabilities:
Current deferred tax liabilities:
Deferred income	$--	$302
Prepaid expenses	367	419
Net current deferred tax liabilities	$367	$721
Non-current deferred tax liabilities:
Deferred income	$82	$84
Deferred compensation	258	244
Goodwill and intangibles	4,217	3,510
Total non-current deferred tax liabilities	$4,557	$3,838

Net current deferred tax asset	$436	$1,036
Net non-current deferred tax asset	$831	$21

The Company established a valuation allowance in 2005 to offset a portion of the Company's deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's earnings history and limitations on the utilization of acquired net operating losses.  During 2007, the Company released approximately $1.9 million of its valuation allowance after determining that the acquired net operating losses would be realized.  The remaining valuation allowance as of December 31, 2009 relates mainly to a capital loss carryforward from an acquired entity.  Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  Management believes it is more likely than not that the Company will generate sufficient taxable income in future years to realize the benefits of its deferred tax assets, except for those deferred tax assets for which an allowance has been provided.  The Company’s net non-current deferred tax asset is included in other non-current assets on the Consolidated Balance Sheet.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

Changes to the valuation allowance are summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2009	2008	2007
Balance, beginning of year	$140	$130	$2,056
Additions (Reductions)	(2)	9	31
Additions (Reductions) from purchase accounting	--	1	(1,957)
Balance, end of year	$138	$140	$130

The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
Federal corporate statutory rate	34.0%	35.0%	34.3%
State taxes, net of federal benefit	8.4	4.5	4.2
Effect of foreign operations	--	--	0.1
Stock compensation	7.4	0.9	1.9
Other	1.6	1.7	0.8
Effective income tax rate	51.4%	42.1%	41.3%

The effective income tax rate increased to 51.4% for the year ended December 31, 2009 from 42.1% for the year ended December 31, 2008 as a result of the magnified effect of certain state taxes, which are generally based on gross receipts instead of income, permanent items such as meals and entertainment, and non-deductible executive compensation under Section 162(m) of the Code, relative to a smaller income base.

11.  Commitments and Contingencies

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$2,303
2011	1,941
2012	911
2013	649
2014	429
Thereafter	22
Total minimum lease payments	$6,255

During the third quarter of 2009, the Company vacated certain office space as part of ongoing cost reduction initiatives in response to the Company’s 2009 revenue contraction.  The Company subleased some of the vacated office space during the fourth quarter of 2009.  The accounting for costs associated with the abandonment of office space was calculated using the guidance in ASC Subtopic 420-10 (SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities).  A liability of approximately $0.3 million for lease abandonment costs was recorded in the third quarter of 2009.  The lease abandonment costs were classified as “Selling, general and administrative” expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009.

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.7 million, $2.9 million, and $2.3 million, respectively.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

12.  Balance Sheet Components

	December 31,
	2009	2008
	(In thousands)
Accounts and note receivable:
Accounts receivable	$26,632	$30,565
Unbilled revenues	11,927	16,374
Note receivable (1)	--	2,142
Allowance for doubtful accounts	(315)	(1,497)
Total	$38,244	$47,584

(1)	In June 2008, the Company entered into a note arrangement with a customer. The note was fully repaid in October 2009.

Other current assets:
Other current assets	$830	$563
Deferred tax asset, net	436	1,036
Income tax receivable	268	1,558
Total	$1,534	$3,157

Other current liabilities:
Accrued variable compensation	$4,561	$5,644
Accrued subcontractor fees	1,847	1,625
Payroll related costs	1,375	1,495
Deferred revenues	898	1,575
Accrued medical claims expense	703	654
Accrued reimbursable expenses	522	671
Accrued settlement (2)	--	800
Other current liabilities	1,570	1,875
Total	$11,476	$14,339

(2)
The Company negotiated the termination of an ongoing fixed fee contract. Management believed the negotiation would result in a probable loss and accrued its best estimate of the settlement amount as of December 31, 2008. The Company settled with the customer in February 2009 for an amount approximating the accrual.

Other non-current liabilities:
Deferred compensation liability	$1,104	581
Other non-current liabilities	225	--
Total	$1,329	$581

Property and Equipment:
Computer hardware (useful life of 2 years)	$4,724	$6,206
Furniture and fixtures (useful life of 5 years)	1,409	1,406
Leasehold improvements (useful life of 5 years)	1,016	969
Software (useful life of 1 year)	1,002	1,216
Less: Accumulated depreciation	(6,873)	(7,452)
Total	$1,278	$2,345

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2009

13.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2009	2008	2007
Balance, beginning of year	$1,497	$1,475	$707
Charges (reductions) to expense	(448)	1,822	1,060
Additions (reductions) resulting from purchase accounting	--	(203)	153
Uncollected balances written off, net of recoveries	(734)	(1,597)	(445)
Balance, end of year	$315	$1,497	$1,475

14.  Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2009 and 2008. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Total revenues	$51,292	$44,929	$44,489	$47,440
Gross margin	$13,339	$11,703	$10,857	12,434
Income (loss) from operations	$1,242	$56	$(294)	$1,537
Income (loss) before income taxes	$1,516	$228	$(282)	$1,548
Net income (loss)	$915	$(196)	$115	$629
Basic net income (loss) per share	$0.03	$(0.01)	$--	$0.02
Diluted net income (loss) per share	$0.03	$(0.01)	$--	$0.02

	Three Months Ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Total revenues	$57,323	$59,100	$58,306	$56,759
Gross margin	$17,562	$20,139	$19,176	16,625
Income from operations	$5,047	$6,802	$4,402	$1,427
Income before income taxes	$5,203	$6,793	$3,677	$1,618
Net income	$3,076	$3,989	$2,176	$759
Basic net income per share	$0.10	$0.13	$0.07	$0.03
Diluted net income per share	$0.10	$0.13	$0.07	$0.03

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Perficient, Inc.:

We have audited the accompanying consolidated balance sheets of Perficient, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
March 3, 2010

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2009 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2009, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	45	President and Chief Executive Officer
Kathryn J. Henely	45	Chief Operating Officer
Paul E. Martin	49	Chief Financial Officer, Treasurer and Secretary
Richard T. Kalbfleish	54	Controller and Vice President of Finance and Administration
John T. McDonald	46	Chairman of the Board

Jeffrey S. Davis became the Chief Executive Officer September 1, 2009.  He previously served as the Chief Operating Officer of the Company upon the closing of the acquisition of Vertecon in April 2002 and was named the Company’s President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by Perficient. Prior to Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice starting in January 1999 where he was responsible for defining and managing internal processes, while managing business development and delivery of products, services and solutions to a number of large accounts. Prior to Arthur Andersen, Mr. Davis worked at Ernst & Young LLP for two years, Mallinckrodt, Inc. for two years, and spent five years at McDonnell Douglas in many different technical and managerial positions. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed as the Company’s Chief Operating Officer November 3, 2009.  Ms. Henely joined the Company in 1999 as a Director in the St. Louis office.  She was promoted to General Manager in 2001 and to Vice President of Corporate Operations in 2006.  Ms. Henely has been the Vice President for the Company’s largest business group including several local and national business units along with our offshore development center in China.  She actively participated in the due diligence and integration of several acquisitions within her business group.  Additionally, she led the establishment of our Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

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

John T. McDonald was elected Chairman of the Board in March 2001.  He served as the Chief Executive Officer from April 1999, when he joined the Company, until August 2009. From April 1996 to October 1998, Mr. McDonald was president of VideoSite, Inc., a multimedia software company that was acquired by GTECH Corporation in October 1997, 18 months after Mr. McDonald became VideoSite's president. From May 1995 to April 1996, Mr. McDonald was a Principal with Zilkha & Co., a New York-based merchant banking firm. From June 1993 to April 1996, Mr. McDonald served in various positions at Blockbuster Entertainment Group, including Director of Corporate Development and Vice President, Strategic Planning and Corporate Development of NewLeaf Entertainment Corporation, a joint venture between Blockbuster and IBM. From 1987 to 1993, Mr. McDonald was an attorney with Skadden, Arps, Slate, Meagher & Flom in New York, focusing on mergers and acquisitions and corporate finance. Mr. McDonald currently serves as a member of the board of directors of a number of privately held companies and non-profit organizations. Mr. McDonald received a B.A. in Economics from Fordham University and a J.D. from Fordham Law School.

Additional information with respect to Directors of the Company is incorporated by reference to the Proxy Statement under the captions "Directors and Executive Officers." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Codes of Conduct and Ethics

Information on this subject is found in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Audit Committee of the Board of Directors

Information on this subject is found in the Proxy Statement under the captions "Compensation and Meetings of the Board of Directors and Committees” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

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

    No financial statement schedules are required to be filed by Items 8 and 15(b) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

3.	Exhibits

    See Index to Exhibits starting on page 57.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 4, 2010	Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey S. Davis and Paul E. Martin, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 4, 2010
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 4, 2010
Paul E. Martin	(Principal Financial Officer)

/s/ Richard T. Kalbfleish	Vice President of Finance and Administration	March 4, 2010
Richard T. Kalbfleish	(Principal Accounting Officer)

/s/ John T. McDonald	Chairman of the Board	March 4, 2010
John T. McDonald

/s/ Ralph C. Derrickson	Director	March 4, 2010
Ralph C. Derrickson

/s/ John S. Hamlin	Director	March 4, 2010
John S. Hamlin

/s/ David S. Lundeen	Director	March 4, 2010
David S. Lundeen

/s/ David D. May	Director	March 4, 2010
David D. May

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No.001-15169) filed on January 17, 2002 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our current report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to the Registrant's Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.6†
Form of Indemnity Agreement between Perficient, Inc. and each of our directors and officers, previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

10.7†
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

Exhibit Number	Description
10.8†
Offer Letter Amendment, dated August 31, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 1, 2006 and incorporated herein by reference

10.9†
Employment Agreement between Perficient, Inc. and John T. McDonald dated March 3, 2009, and effective as of January 1, 2009, previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference

10.10†
Employment Agreement between Perficient, Inc. and Jeffrey S. Davis dated March 3, 2009, and effective as of January 1, 2009, previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference

10.11
Credit Agreement by and among Silicon Valley Bank, KeyBank National Association, U.S. Bank National Association, and Perficient, Inc. dated effective as of May 30, 2008, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on June 3, 2008 and incorporated herein by reference

10.12
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on July 18, 2002 and incorporated by reference herein

10.13
Securities Purchase Agreement, dated as of June 16, 2004, by and among Perficient, Inc., Tate Capital Partners Fund, LLC, Pandora Select Partners, LP, and Sigma Opportunity Fund, LLC, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 23, 2004 and incorporated by reference herein

21.1*	Subsidiaries

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

*	Filed herewith.