Form 10-Q
period 2010-03-31
PERFICIENT INC
filed 2010-05-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐   No ☑

As of May 3, 2010, there were 30,633,688 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$17,472	$17,975
Short-term investments	5,400	6,327
Total cash, cash equivalents and short-term investments	22,872	24,302
Accounts receivable, net	37,764	38,244
Prepaid expenses	1,202	1,258
Other current assets	911	1,534
Total current assets	62,749	65,338

Long-term investments	7,454	3,652
Property and equipment, net	1,477	1,278
Goodwill	106,664	104,168
Intangible assets, net	8,328	7,605
Other non-current assets	3,203	2,769
Total assets	$189,875	$184,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,752	$3,657
Other current liabilities	12,610	11,476
Total current liabilities	16,362	15,133
Other non-current liabilities	1,397	1,329
Total liabilities	$17,759	$16,462

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
31,843,367 shares issued and 27,189,143 shares outstanding as of March 31, 2010;
31,621,089 shares issued and 27,082,569 shares outstanding as of December 31, 2009)	$32	$32
Additional paid-in capital	211,886	208,003
Accumulated other comprehensive loss	(247)	(273)
Treasury stock, at cost (4,654,224 shares as of March 31, 2010; 4,538,520 shares as of December 31, 2009)	(28,538)	(27,529)
Accumulated deficit	(11,017)	(11,885)
Total stockholders’ equity	172,116	168,348
Total liabilities and stockholders’ equity	$189,875	$184,810

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share information)
Revenues
Services	$42,661	$44,980
Software and hardware	4,073	3,919
Reimbursable expenses	2,181	2,393
Total revenues	48,915	51,292

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	28,370	30,830
Software and hardware costs	3,681	3,607
Reimbursable expenses	2,181	2,393
Other project related expenses	1,264	1,123
Total cost of revenues	35,496	37,953

Gross margin	13,419	13,339

Selling, general and administrative	10,382	10,511
Depreciation	147	475
Amortization	942	1,111
Acquisition costs	406	--
Income from operations	1,542	1,242

Net interest income	29	98
Net other income	4	176
Income before income taxes	1,575	1,516
Provision for income taxes	707	601

Net income	$868	$915

Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

Shares used in computing basic net income per share	27,018,206	28,262,954

Shares used in computing diluted net income per share	28,481,632	28,774,210

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2010
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	44	--	166	--	--	--	166
Net tax benefit from stock option exercises and restricted stock vesting	--	--	138	--	--	--	138
Stock compensation related to restricted stock vesting and retirement savings plan contributions	45	--	2,476	--	--	--	2,476
Purchases of treasury stock	(116)	--	--	--	(1,009)	--	(1,009)
Issuance of stock for Kerdock acquisition	133	--	1,103	--	--	--	1,103
Foreign currency translation adjustment	--	--	--	26	--	--	26
Net income	--	--	--	--	--	868	868
Total comprehensive income	--	--	--	--	--	--	894
Balance at March 31, 2010	27,189	$32	$211,886	$(247)	$(28,538)	$(11,017)	$172,116

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$868	$915
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	147	475
Amortization	942	1,111
Deferred income taxes	232	559
Non-cash stock compensation and retirement savings plan contributions	2,476	2,451
Tax benefit from stock option exercises and restricted stock vesting	(284)	(284)

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	2,289	3,908
Other assets	241	(92)
Accounts payable	(438)	(404)
Other liabilities	(1,843)	(4,258)
Net cash provided by operating activities	4,630	4,381

INVESTING ACTIVITIES
Purchase of investments	(2,875)	--
Purchase of property and equipment	(154)	(92)
Capitalization of software developed for internal use	(46)	(53)
Purchase of business and related costs	(1,500)	(13)
Net cash used in investing activities	(4,575)	(158)

FINANCING ACTIVITIES
Tax benefit on stock option exercises and restricted stock vesting	284	284
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	166	216
Purchase of treasury stock	(1,009)	(2,758)
Net cash used in financing activities	(559)	(2,258)
Effect of exchange rate on cash and cash equivalents	1	(2)
Change in cash and cash equivalents	(503)	1,963
Cash and cash equivalents at beginning of period	17,975	22,909
Cash and cash equivalents at end of period	$17,472	$24,872

Supplemental disclosures:
Cash paid for income taxes	$220	$251

Non-cash activity:
Stock issued for purchase of business	$1,103	--
Estimated initial fair value of contingent consideration for purchase of business	$2,647	$--

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 may not be indicative of the results for the full fiscal year ending December 31, 2010.

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

Revision of Previously Issued Financial Statements

During the third quarter of 2009, the Company identified a cash flow presentation adjustment related to the reversal of a deferred tax asset resulting from the exercise of stock options or vesting of stock awards.  The Company has determined that the impact of the adjustment is not considered material to the condensed consolidated results of operations, financial position or cash flows as of and for the three months ended March 31, 2009.  The Company revised the previously issued Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2009, as presented in this Form 10-Q.

The revision decreased the “Net cash provided by operating activities” and decreased the “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 by approximately $400,000.  The change in classification had no impact on the Condensed Consolidated Balance Sheet or the Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2009.

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

Unbilled revenues represent the project time and expenses that have been incurred, but not yet billed to the client, prior to the end of the period.  For time and materials projects, the client is invoiced for the amount of hours worked multiplied by the billing rates as stated in the contract. For fixed fee arrangements, the client is invoiced according to the agreed-upon schedule detailing the amount and timing of payments in the contract.  Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract.  If the time and expenses are worked/incurred and approved at the end of a period and the invoice has not yet been sent to the client, the amount is recorded as unbilled revenue once the Company verifies all other revenue recognition criteria have been met.

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”), and ASC Section 605-10-S99, Revenue Recognition – SEC Material (“ASC Section 605-10-S99”). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence exists for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach.  The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Other intangible assets include customer relationships, non-compete arrangements, internally developed software, trade name, and customer backlog, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from nine months to eight years. Amortization of customer relationships, non-compete arrangements, internally developed software, trade name, and customer backlog is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

The Company will continue to monitor the trend of its stock price, other market indicators and its operating results to determine whether there is a triggering event that may require the Company to perform an interim impairment test in the future and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of ASC Topic 718. Refer to Note 3, Stock-Based Compensation, for further discussion.

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments.  Investments are stated at amounts which approximate fair value based on quoted market prices or other observable inputs.

3. Stock-Based Compensation

Stock Award Plans

The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan (the “1999 Plan”) prior to May 2009.  In April 2009, the Company’s stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2010 and 2009 was approximately $2.5 million, which included $0.2 million and $0.3 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three months ended March 31, 2010 and 2009 were approximately $0.8 million.  As of March 31, 2010, there was $26.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

Stock option activity for the three months ended March 31, 2010 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2010	1,704	$0.03 – 16.94	$5.08
Options exercised	(41)	0.03 – 7.48	3.22
Options canceled	(76)	12.00 – 16.00	14.03
Options outstanding at March 31, 2010	1,587	0.03 – 16.94	4.70
Options vested at March 31, 2010	1,416	$0.03 – 16.94	$4.51

Restricted stock activity for the three months ended March 31, 2010 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2010	3,133	$8.79
Awards granted	313	11.38
Awards vested	(21)	8.58
Awards forfeited	(30)	7.94
Restricted stock awards outstanding at March 31, 2010	3,395	$9.04

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2010	2009
Net income	$868	$915
Basic:
Weighted-average shares of common stock outstanding	27,018	28,263
Shares used in computing basic net income per share	27,018	28,263

Effect of dilutive securities:
Stock options	749	497
Warrants	7	4
Restricted stock subject to vesting	708	10
Shares used in computing diluted net income per share (1)	28,482	28,774

Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

(1)
For the three months ended March 31, 2010, approximately 46,000 options for shares and 785,000 shares of restricted stock were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Investments and Fair Value Measurement

 During 2009, the Company began investing a portion of its excess cash in short- and long-term investments.  The short-term investments consist of corporate bonds and certificates of deposit with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of U.S. treasury bills, U.S. agency bonds and corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of March 31, 2010).  At March 31, 2010, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10, Fair Value Measurement and Disclosure (“ASC Subtopic 820-10”).  As of March 31, 2010, gross accumulated unrealized gains and losses for these investments were immaterial.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, cash equivalents and investments were classified as the following (in thousands):

	As of March 31, 2010	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash Equivalents:
Money Market Funds	$15,773	$15,773	$-	$-
Short-term Investments:
Corporate Bonds	3,493	-	3,493	-
Certificates of Deposit	1,907	-	1,907	-
Long-term Investments:
Corporate Bonds	3,783	-	3,783	-
U.S. Treasury Bills	1,620	1,620	-	-
U.S. Agency Bonds	2,051	-	2,051	-
Total Cash Equivalents & Investments	$28,627	$17,393	$11,234	$-

Cash	1,699
Total Cash, Cash Equivalents, & Investments	$30,326

Investments are generally classified as Level 1 or Level 2 because they are valued using quoted market prices in active markets, quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  Money market funds and U.S. treasury bills are valued based on unadjusted quoted prices in active markets for identical securities.  The Company uses consensus pricing, which is based on multiple pricing sources, to value its investment in corporate bonds, certificates of deposit and U.S. agency bonds.

6. Commitments and Contingencies

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2010 are as follows (in thousands):
Operating Leases
2010 remaining	$1,837
2011	2,100
2012	1,071
2013	733
2014	429
Thereafter	22
Total minimum lease payments	$6,192

7. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	March 31, 2010	December 31, 2009
Accounts receivable	$22,893	$26,632
Unbilled revenues	15,232	11,927
Allowance for doubtful accounts	(361)	(315)
Total	$37,764	$38,244

The components of other current liabilities are as follows (in thousands):
	March 31, 2010	December 31, 2009
Accrued acquisition costs (1)	$3,147	$--
Accrued variable compensation	3,074	4,561
Accrued subcontractor fees	1,945	1,847
Payroll related costs	1,362	1,375
Accrued medical claims expense	650	703
Deferred revenues	485	898
Other current liabilities	1,947	2,092
Total	$12,610	$11,476

(1)
Includes $2.6 million representing the initial fair value estimate of contingent consideration that may be earned by the Kerdock Consulting, LLC (“Kerdock”) selling shareholders.  Refer to Note 8 for further discussion.

The components of other non-current liabilities are as follows (in thousands):
	March 31, 2010	December 31, 2009
Deferred compensation liability	$1,200	$1,104
Other non-current liabilities	197	225
Total	$1,397	$1,329

Property and equipment consists of the following (in thousands):
	March 31, 2010	December 31, 2009
Computer hardware (useful life of 3 years)	$4,773	$4,724
Furniture and fixtures (useful life of 5 years)	1,468	1,409
Leasehold improvements (useful life of 5 years)	1,040	1,016
Software (useful life of 1 year)	1,013	1,002
Less: Accumulated depreciation	(6,817)	(6,873)
Total	$1,477	$1,278

During January 2010, the Company completed a study of useful lives of its property and equipment and as a result, changed the estimated useful life of its computer hardware from two to three years.  Accordingly, the change in the estimated useful life was treated as a change in accounting estimate and applied prospectively as of January 1, 2010.  The change did not have a material impact on the Company’s results of operations during the three months ended March 31, 2010.

8. Business Combinations

Acquisition of Kerdock Consulting, LLC

    On March 26, 2010, the Company acquired substantially all of the assets of Kerdock, pursuant to the terms of an Asset Purchase Agreement.  Kerdock is located in Houston, Texas and is an Oracle business intelligence and enterprise performance management consulting firm.  The acquisition of Kerdock provides the Company with high-end expertise in enterprise performance management solutions and existing client relationships with enterprise customers, as well as extends the Company’s presence in the Southwest United States.

The Company has initially estimated the total allocable purchase price consideration to be $5.2 million.  The initial purchase price estimate is comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.6 million representing the initial fair value estimate of additional earnings-based contingent consideration that may be realized by the Kerdock selling shareholders 12 months after the closing date of the acquisition.  If the contingency is achieved, cash will be paid to the Kerdock selling shareholders for 62.5% of the earnings-based contingent consideration and stock will be issued for the remainder. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2010.  The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.3
Acquired intangible assets	1.6
Liabilities assumed	(1.2)
Goodwill	2.5
Total purchase price	$5.2

The Company estimates that the intangible assets acquired have useful lives of nine months to five years.

The amounts above represent the initial fair value estimates as of March 31, 2010 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Kerdock operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.  The Company has not furnished pro forma financial information relating to the Kerdock acquisition because such information is not material to the Company’s financial results.

9. Goodwill and Intangible Assets

Goodwill

During the first quarter of 2010, the Company’s stock price traded above its book value.  Based on the continued upward trend of the Company’s stock price and positive business and market outlook for the information technology services industry, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.   The Company will complete its annual goodwill impairment test as of October 1, 2010, during the fourth quarter of 2010.

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in thousands):

Balance at December 31, 2009	$104,168
Kerdock acquisition (Note 8)	2,496
Balance at March 31, 2010	$106,664

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$17,940	$(10,556)	$7,384	$16,613	$(9,752)	$6,861
Non-compete agreements	749	(521)	228	683	(483)	200
Customer backlog	100	--	100	--	--	--
Trade name	100	--	100	--	--	--
Internally developed software	1,715	(1,199)	516	1,669	(1,125)	544
Total	$20,604	$(12,276)	$8,328	$18,965	$(11,360)	$7,605

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years
Trade name	3 years
Customer backlog	9 months

10. Line of Credit

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association assumed $10 million of KeyBank’s commitment.  In March 2010, Bank of America, N.A. assumed the remaining $15 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on March 31, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.25% on March 31, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of March 31, 2010, the Company had $50 million of maximum borrowing capacity.  The Company will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of March 31, 2010, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of March 31, 2010, the IRS has proposed no significant adjustments to any of the Company's tax positions.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes – Recognition, the Company had no unrecognized tax benefits as of March 31, 2010.

The Company’s effective tax rate was 44.9% for the three months ended March 31, 2010 compared to 39.6% for the three months ended March 31, 2009. The increase in the effective rate is primarily due to an increase in projected non-deductible executive compensation. The difference between the Company’s federal statutory rate of 34% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  As of March 31, 2010, the Company’s net current and non-current deferred tax assets were $0.2 million and $0.8 million, respectively.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheet as of March 31, 2010.

12.  Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC Paragraph 350-30-50-2, Intangibles – Goodwill – General Intangibles Other Than Goodwill (“ASC Paragraph 350-30-50-2”).  ASC Paragraph 350-30-50-2 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for ASC Topic 350’s entity-specific factors. The adoption of ASC Paragraph 350-30-50-2 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“ASC Topic 805”).  ASC Topic 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement requires, among other things, that transaction costs be expensed instead of recognized as purchase price. ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, the Company adopted ASC Subtopic 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC Subtopic 805-20”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under ASC Topic 805. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value can not be determined, acquired contingencies should be accounted for using existing guidance.  ASC Subtopic 805-20 applies to business combinations for which the acquisition date is on or after January 1, 2009.

Effective September 30, 2009, the Company adopted ASC Topic 855, Subsequent Events (“ASC Topic 855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC Topic 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted ASC Topic 855 as required; adoption did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

Effective September 30, 2009, the Company adopted ASC Topic 105, Generally Accepted Accounting Principles.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  All accounting references herein have been updated with ASC references.

Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation (“ASC Topic 810”).  This statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The adoption of ASC Topic 810 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact.

In October 2009, the FASB issued an amendment to ASC Subtopic 985-605.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 985-605 on its financial statements; however, management does not believe that it will have a material impact.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build and deliver business-driven technology solutions using third-party software products. Our solutions include custom applications, portals and collaboration, eCommerce, customer relationship management, enterprise content management, business intelligence, business integration, mobile technology, technology platform implementations, and service oriented architectures. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 13% of our services revenues for the three months ended March 31, 2010 compared to 11% for the three months ended March 31, 2009. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the resumption of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009, we suspended acquisition activity pending improved visibility into the health of the economy.  With the expected return to growth in 2010, we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) on March 26, 2010.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues. Total revenues decreased 5% to $48.9 million for the three months ended March 31, 2010 from $51.3 million for the three months ended March 31, 2009.  Services revenues decreased 5% to $42.7 million for the three months ended March 31, 2010 from $45.0 million for the three months ended March 31, 2009.  Revenue has begun to level out but continues to be challenging due to the slow recovery of demand in the information technology industry.  Revenue increased sequentially by 3% or $1.5 million, however, in the first quarter of 2010 compared to the fourth quarter of 2009.

Software and hardware revenues increased 4% to $4.1 million for the three months ended March 31, 2010 from $3.9 million for the three months ended March 31, 2009 due mainly to an overall increase in demand for software and hardware. Reimbursable expenses decreased 9% to $2.2 million for the three months ended March 31, 2010 from $2.4 million for the three months ended March 31, 2009 as a result of the decline in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 6% to $35.5 million for the three months ended March 31, 2010 from $38.0 million for the three months ended March 31, 2009.  The decrease in cost of revenues is related to the decrease in revenues and management’s efforts in managing cost structures, primarily headcount. The average number of professionals performing services, including subcontractors, decreased to 1,010 for the three months ended March 31, 2010 from 1,078 for the three months ended March 31, 2009.

Costs associated with software and hardware sales increased 2% to $3.7 million for the three months ended March 31, 2010 from $3.6 million for the three months ended March 31, 2009, which directly relates to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased slightly to $13.4 million for the three months ended March 31, 2010 from $13.3 million for the three months ended March 31, 2009. Gross margin as a percentage of revenues increased to 27.4% for the three months ended March 31, 2010 from 26.0% for the three months ended March 31, 2009 due to increases in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, increased to 30.5% or $13.0 million for the three months ended March 31, 2010 from 29.0% or $13.0 million for the three months ended March 31, 2009.  The increase in services gross margin is primarily a result of higher utilization and management’s efforts to manage headcount.  The average utilization rate of our professionals, excluding subcontractors, increased to 83% for the three months ended March 31, 2010 compared to 75% for the three months ended March 31, 2009. The average bill rate for our professionals, excluding subcontractors, decreased to $105 per hour for the three months ended March 31, 2010 from $108 per hour for the three months ended March 31, 2009, primarily due to competition in the marketplace and increased usage of China offshore resources.  The average bill rate for the three months ended March 31, 2010 excluding China was $116 per hour compared to $117 per hour for the three months ended March 31, 2009.  Software and hardware gross margin increased to 9.6% or $0.4 million for the three months ended March 31, 2010 from 8.0% or $0.3 million for the three months ended March 31, 2009.  Software and hardware gross margin increased primarily due to an increase in higher margin hardware sales during the three months ended March 31, 2010.

Selling, General and Administrative. SG&A expenses decreased slightly to $10.4 million for the three months ended March 31, 2010 from $10.5 million for the three months ended March 31, 2009.  SG&A expenses, as a percentage of revenues, increased to 21.2% for the three months ended March 31, 2010 from 20.5% for the three months ended March 31, 2009.  Bad debt and stock compensation increased as a percentage of revenues while general and administrative salaries decreased as a percentage of revenues compared to the prior year comparable period.  Net bad debt recoveries of $0.2 million in the three months ended March 31, 2009 caused the slight increase in bad debt expense as a percentage of revenue period over period.

Depreciation. Depreciation expense decreased 69% to $0.1 million for the three months ended March 31, 2010 from $0.4 million for the three months ended March 31, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2009 and the modification of the estimated useful life of computer hardware in first quarter of 2010 based on completion of a useful life study.  Depreciation expense as a percentage of revenues was 0.3% and 0.9% for the three months ended March 31, 2010 and 2009, respectively.

Amortization. Amortization expense decreased 15% to $0.9 million for the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009. The decrease in amortization expense reflects the completion of the amortization of certain acquired intangible assets during 2009 and the first quarter of 2010.

Acquisition Costs. Acquisition-related costs of $0.4 million were incurred during the first quarter of 2010 related to the acquisition of Kerdock.  Acquisition-related costs were incurred for legal, accounting and valuation services performed by third parties.

Net Interest Income. We had interest income of $29,000, net of interest expense, for the three months ended March 31, 2010, compared to interest income of $98,000, net of interest expense, for the three months ended March 31, 2009.  Net interest income for the three months ended March 31, 2010 was lower than the comparable prior year quarter due to earning lower average interest rates on our outstanding balances.  Also, net interest income in 2009 included interest received on the outstanding balance of a client note receivable.

Net Other Income. We had other income of $4,000, net of other expense, for the three months ended March 31, 2010, compared to other income of $176,000, net of other expense, for the three months ended March 31, 2009.  Net other income during the first quarter of 2009 was related to government incentives received by our China operations.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 44.9% for the three months ended March 31, 2010 from 39.6% for the three months ended March 31, 2009 due mainly to an increase in projected non-deductible executive compensation.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of March 31, 2010	As of December 31, 2009
Cash, cash equivalents and investments	$30.3	$28.0
Working capital (including cash and cash equivalents)	$46.4	$50.2
Amounts available under credit facilities	$50.0	$50.0

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $4.6 million compared to $4.4 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, the primary components of operating cash flows were net income of $0.9 million plus non-cash charges of $3.5 million and net working capital reductions of $0.2 million.  The primary components of operating cash flows for the three months ended March 31, 2009 were net income of $0.9 million plus non-cash charges of $4.3 million, partially offset by investments in working capital of $0.8 million.  Our days sales outstanding as of March 31, 2010 decreased to 65 days from 73 days at March 31, 2009.

 Net Cash Used In Investing Activities

During the three months ended March 31, 2010, we used $2.9 million to purchase investments, $1.5 million for the purchase of Kerdock and $0.2 million to purchase equipment and develop certain software.  During the three months ended March 31, 2009, we used $0.2 million to purchase equipment, develop certain software and pay certain acquisition-related costs.

Net Cash Used In Financing Activities

During the three months ended March 31, 2010, we received proceeds of $0.2 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.3 million related to vesting of stock awards and stock option exercises.  We used $1.0 million to repurchase shares of our common stock through the stock repurchase program.  For the three months ended March 31, 2009, we received proceeds of $0.2 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.3 million related to vesting of stock awards and stock option exercises.  We used $2.8 million to repurchase shares of our common stock through the stock repurchase program.

Availability of Funds from Bank Line of Credit Facility

In May 2008, we entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50 million, subject to a commitment increase of $25 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of our assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association assumed $10 million of KeyBank’s commitment.  In March 2010, Bank of America, N.A. assumed the remaining $15 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on March 31, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.25% on March 31, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the amount of outstanding borrowings. As of March 31, 2010, we had $50 million of maximum borrowing capacity.  We will incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of March 31, 2010, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

In 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock.  In 2009, the Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $40.0 million.  The program expires on June 30, 2011.

We established a written trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which we made a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as we deem appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements and other factors.

Since the program’s inception in 2008, we have repurchased approximately 4.7 million shares of our outstanding common stock through March 31, 2010 for a total cost of approximately $28.5 million.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2010.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   The shelf registration will expire in July 2011.

Conclusion

We believe that the currently available funds, access to capital from our credit facility and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2010, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and investments totaling $30.3 million and $28.0 million at March 31, 2010 and December 31, 2009, respectively.  The cash equivalents consist of money market funds and the investments consist of corporate bonds, certificates of deposit, U.S. treasury bills and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that these disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 4, 2010 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On March 26, 2010, we acquired substantially all of the assets of Kerdock Consulting, LLC (“Kerdock”).  As part of the initial purchase price paid in this acquisition, we issued unregistered shares of our common stock.  The aggregate initial purchase price paid in this transaction was approximately $3 million, which consisted of approximately $1.5 million in cash and 133,571 unregistered shares of our common stock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to Kerdock in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

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

Since the program’s inception in 2008, we have repurchased approximately $28.5 million of our outstanding common stock through March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2009	4,538,520	6.07	4,538,520	$12,471,648
January 1-31, 2010	115,704	8.73	115,704	$11,462,238
February 1-28, 2010	--	--	--	$11,462,238
March 1-31, 2010	--	--	--	$11,462,238
Ending Balance as of March 31, 2010	4,654,224	6.13	4,654,224

(1)	Average price paid per share includes commission.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 6, 2010	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2010	By:	/s/ Richard T. Kalbfleish
Richard T. Kalbfleish
Vice President of Finance and Administration (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

10.3†*	Employment agreement between Perficient, Inc. and Paul E. Martin dated and effective as of May 5, 2010
10.4†*	Form of Restricted Stock Award Agreement
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.