Form 10-Q
period 2010-06-30
PERFICIENT INC
filed 2010-08-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐   No ☑

As of July 30, 2010, there were 30,063,839 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$14,634	$17,975
Short-term investments	7,144	6,327
Total cash, cash equivalents and short-term investments	21,778	24,302
Accounts receivable, net	42,860	38,244
Prepaid expenses	972	1,258
Other current assets	1,067	1,534
Total current assets	66,677	65,338

Long-term investments	8,533	3,652
Property and equipment, net	1,623	1,278
Goodwill	106,640	104,168
Intangible assets, net	7,318	7,605
Other non-current assets	3,642	2,769
Total assets	$194,433	$184,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,523	$3,657
Other current liabilities	17,115	11,476
Total current liabilities	20,638	15,133
Other non-current liabilities	1,457	1,329
Total liabilities	$22,095	$16,462

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
32,102,945 shares issued and 26,967,021 shares outstanding as of June 30, 2010;
31,621,089 shares issued and 27,082,569 shares outstanding as of December 31, 2009)	$32	$32
Additional paid-in capital	215,087	208,003
Accumulated other comprehensive loss	(327)	(273)
Treasury stock, at cost (5,135,924 shares as of June 30, 2010; 4,538,520 shares as of December 31, 2009)	(33,488)	(27,529)
Accumulated deficit	(8,966)	(11,885)
Total stockholders’ equity	172,338	168,348
Total liabilities and stockholders’ equity	$194,433	$184,810

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	(In thousands, except per share data)
Services	$47,931	$40,762	$90,592	$85,742
Software and hardware	5,152	1,789	9,225	5,708
Reimbursable expenses	2,377	2,378	4,558	4,771
Total revenues	55,460	44,929	104,375	96,221

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	30,157	28,356	58,527	59,186
Software and hardware costs	4,526	1,575	8,207	5,182
Reimbursable expenses	2,377	2,378	4,558	4,771
Other project related expenses	1,448	917	2,712	2,040
Total cost of revenues	38,508	33,226	74,004	71,179

Gross margin	16,952	11,703	30,371	25,042

Selling, general and administrative	12,445	10,148	22,827	20,659
Depreciation	195	393	342	868
Amortization	1,072	1,106	2,014	2,217
Acquisition costs	--	--	406	--
Income from operations	3,240	56	4,782	1,298

Net interest income	41	90	70	188
Net other income	22	82	26	258
Income before income taxes	3,303	228	4,878	1,744
Provision for income taxes	1,252	424	1,959	1,025

Net income (loss)	$2,051	$(196)	$2,919	$719

Basic net income (loss) per share	$0.08	$(0.01)	$0.11	$0.03

Diluted net income (loss) per share	$0.07	$(0.01)	$0.10	$0.02

Shares used in computing basic net income (loss) per share	27,183	27,799	27,101	28,031

Shares used in computing diluted net income (loss) per share	28,736	27,799	28,609	28,775

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2010
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	184	--	765	--	--	--	765
Net tax benefit from stock option exercises and restricted stock vesting	--	--	169	--	--	--	169
Stock compensation related to restricted stock vesting and retirement savings plan contributions	164	--	5,047	--	--	--	5,047
Purchases of treasury stock	(597)	--	--	--	(5,959)	--	(5,959)
Issuance of stock for Kerdock acquisition	133	--	1,103	--	--	--	1,103
Net unrealized gain on investments				3			3
Foreign currency translation adjustment	--	--	--	(57)	--	--	(57)
Net income	--	--	--	--	--	2,919	2,919
Total comprehensive income	--	--	--	--	--	--	2,865
Balance at June 30, 2010	26,967	$32	$215,087	$(327)	$(33,488)	$(8,966)	$172,338

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$2,919	$719
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	342	868
Amortization	2,014	2,217
Deferred income taxes	(270)	261
Non-cash stock compensation and retirement savings plan contributions	5,047	4,898
Tax benefit from stock option exercises and restricted stock vesting	(582)	(228)
Adjustment to fair value of contingent consideration for purchase of business	(30)	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	(2,867)	11,192
Other assets	889	(101)
Accounts payable	(668)	(1,719)
Other liabilities	2,921	(2,989)
Net cash provided by operating activities	9,715	15,118

INVESTING ACTIVITIES
Purchase of investments	(6,371)	--
Purchase of property and equipment	(494)	(169)
Capitalization of software developed for internal use	(81)	(95)
Purchase of business and related costs	(1,500)	(14)
Net cash used in investing activities	(8,446)	(278)

FINANCING ACTIVITIES
Tax benefit on stock option exercises and restricted stock vesting	582	228
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	765	288
Purchase of treasury stock	(5,959)	(6,992)
Net cash used in financing activities	(4,612)	(6,476)
Effect of exchange rate on cash and cash equivalents	2	1
Change in cash and cash equivalents	(3,341)	8,365
Cash and cash equivalents at beginning of period	17,975	22,909
Cash and cash equivalents at end of period	$14,634	$31,274

Supplemental disclosures:
Cash paid for income taxes	$1,406	$1,334

Non-cash activity:
Stock issued for purchase of business	$1,103	--
Estimated fair value of contingent consideration for purchase of business	$2,618	$--

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 may not be indicative of the results for the full fiscal year ending December 31, 2010.

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

Revision of Previously Issued Financial Statements

During the third quarter of 2009, the Company identified a cash flow presentation adjustment related to the reversal of a deferred tax asset resulting from the exercise of stock options or vesting of stock awards.  The Company has determined that the impact of the adjustment is not considered material to the condensed consolidated results of operations, financial position or cash flows as of and for the six months ended June 30, 2009.  The Company revised the previously issued Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2009, as presented in this Form 10-Q.

The revision decreased the “Net cash provided by operating activities” and decreased the “Net cash used in financing activities” in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 by $0.7 million.  The change in classification had no impact on the Condensed Consolidated Balance Sheet as of June 30, 2009 or the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009.

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

Other intangible assets include customer relationships, non-compete arrangements, internally developed software, trade name, and customer backlog, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from nine months to eight years. Amortization of these intangible assets is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

The Company will continue to monitor the trend of its stock price, other market indicators and its operating results to determine whether there has been a triggering event that may require the Company to perform an interim impairment test and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.  If actual forfeitures differ from the estimates, the difference is recorded in the period in which it occurred.  Refer to Note 3, Stock-Based Compensation, for further discussion.

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

Stock-based compensation cost recognized for the three and six months ended June 30, 2010 was approximately $2.6 million and $5.1 million, which included $0.2 million and $0.4 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2010 were approximately $0.9 million and $1.7 million, respectively.  Stock-based compensation cost recognized for the three and six months ended June 30, 2009 was approximately $2.4 million and $4.9 million, which included $0.2 million and $0.5 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2009 were approximately $0.9 million and $1.7 million, respectively.  As of June 30, 2010, there was $23.8 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

Stock option activity for the six months ended June 30, 2010 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2010	1,704	$0.03 – 16.94	$5.08
Options exercised	(177)	0.03 – 10.00	3.95
Options canceled	(105)	12.00 – 16.94	14.67
Options outstanding at June 30, 2010	1,422	$0.03 – 12.50	$4.52
Options vested at June 30, 2010	1,250	$0.03 – 12.50	$4.27

Restricted stock activity for the six months ended June 30, 2010 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2010	3,133	$8.79
Awards granted	318	11.36
Awards vested	(121)	7.91
Awards forfeited	(121)	8.80
Restricted stock awards outstanding at June 30, 2010	3,209	$9.08

4. Net Income per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,051	$(196)	$2,919	$719
Basic:
Weighted-average shares of common stock outstanding	27,183	27,799	27,101	28,031
Shares used in computing basic net income per share	27,183	27,799	27,101	28,031

Effect of dilutive securities:
Stock options	736	--	742	552
Warrants	7	--	7	5
Restricted stock subject to vesting	810	--	759	187
Shares used in computing diluted net income per share (1)	28,736	27,799	28,609	28,775

Basic net income (loss) per share	$0.08	$(0.01)	$0.11	$0.03

Diluted net income (loss) per share	$0.07	$(0.01)	$0.10	$0.02

(1)
For the three months ended June 30, 2010, approximately 13,000 options for shares and 483,000 shares of restricted stock were excluded.  For the six months ended June 30, 2010, approximately 30,000 options for shares and 634,000 shares of restricted stock were excluded.  For the three months ended June 30, 2009, approximately 1.9 million options for shares and 4.0 million shares of restricted stock were excluded.  For the six months ended June 30, 2009, approximately 708,000 options for shares and 2.6 million shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Investments and Fair Value Measurement

The Company invests a portion of its excess cash in short- and long-term investments.  The short-term investments consist of U.S. treasury bills, U.S. agency bonds, corporate bonds, commercial paper, time deposits and certificates of deposit with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of U.S. treasury bills, U.S. agency bonds and corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of June 30, 2010).  At June 30, 2010, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10, Fair Value Measurement and Disclosure (“ASC Subtopic 820-10”).  As of June 30, 2010, gross accumulated unrealized gains and losses for these investments were immaterial.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Investments were classified as the following (in thousands):

	As of June 30, 2010	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Short-term Investments:
U.S. Treasury Bills	$605	$605	$-	$-
U.S. Agency Bonds	412	-	412	-
Corporate Bonds	3,175	-	3,175	-
Commercial Paper	1,000	-	1,000	-
Time Deposits	41	-	41	-
Certificates of Deposit	1,911	-	1,911	-
Long-term Investments:
U.S. Treasury Bills	1,014	1,014	-	-
U.S. Agency Bonds	1,633	-	1,633	-
Corporate Bonds	5,886	-	5,886	-
Total Investments	$15,677	$1,619	$14,058	$-

Cash and cash equivalents	14,634
Total Cash, Cash Equivalents, & Investments	$30,311

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

6. Commitments and Contingencies

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2010 are as follows (in thousands):
Operating Leases
2010 remaining	$1,240
2011	2,103
2012	1,088
2013	806
2014	503
Thereafter	210
Total minimum lease payments	$5,950

7. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	June 30, 2010	December 31, 2009
Accounts receivable	$25,972	$26,632
Unbilled revenues	17,141	11,927
Allowance for doubtful accounts	(253)	(315)
Total	$42,860	$38,244

The components of other current liabilities are as follows (in thousands):
	June 30, 2010	December 31, 2009
Accrued variable compensation	$6,641	$4,561
Accrued acquisition costs (1)	2,629	--
Accrued subcontractor fees	2,405	1,847
Payroll related costs	1,412	1,375
Deferred revenues	731	898
Accrued medical claims expense	630	703
Other current liabilities	2,667	2,092
Total	$17,115	$11,476

(1)	Represents the fair value estimate of contingent consideration that may be earned by Kerdock Consulting, LLC (“Kerdock”). Refer to Note 8 for further discussion.

The components of other non-current liabilities are as follows (in thousands):
	June 30, 2010	December 31, 2009
Deferred compensation liability	$1,270	$1,104
Other non-current liabilities	187	225
Total	$1,457	$1,329

Property and equipment consists of the following (in thousands):
	June 30, 2010	December 31, 2009
Computer hardware (useful life of 3 years)	$4,917	$4,724
Furniture and fixtures (useful life of 5 years)	1,472	1,409
Leasehold improvements (useful life of 5 years)	1,052	1,016
Software (useful life of 1 year)	1,045	1,002
Less: Accumulated depreciation	(6,863)	(6,873)
Total	$1,623	$1,278

During January 2010, the Company completed a study of useful lives of its property and equipment and as a result, changed the estimated useful life of its computer hardware from two to three years.  Accordingly, the change in the estimated useful life was treated as a change in accounting estimate and applied prospectively as of January 1, 2010.  The change did not have a material impact on the Company’s results of operations during the three and six months ended June 30, 2010.

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

The Company has estimated the total allocable purchase price consideration to be $5.2 million.  The purchase price estimate is comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.6 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by Kerdock 12 months after the closing date of the acquisition.  If the contingency is achieved, cash will be paid to Kerdock for 62.5% of the earnings-based contingent consideration and stock will be issued for the remainder. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2010.  The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred.

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

The amounts above represent the fair value estimates as of June 30, 2010 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Kerdock operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.  The Company has not furnished pro forma financial information relating to the Kerdock acquisition because such information is not material to the Company’s financial results.

9. Goodwill and Intangible Assets

Goodwill

During the second quarter of 2010, the Company’s stock price traded above its book value.  Based on the trend of the Company’s stock price and positive business and market outlook for the information technology services industry, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.   The Company will complete its annual goodwill impairment test as of October 1, 2010, during the fourth quarter of 2010.

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

Balance at December 31, 2009	$104,168
Kerdock acquisition (Note 8)	2,472
Balance at June 30, 2010	$106,640

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$17,040	$(10,543)	$6,497	$16,613	$(9,752)	$6,861
Non-compete agreements	696	(508)	188	683	(483)	200
Customer backlog	100	(33)	67	--	--	--
Trade name	100	(8)	92	--	--	--
Internally developed software	1,750	(1,276)	474	1,669	(1,125)	544
Total	$19,686	$(12,368)	$7,318	$18,965	$(11,360)	$7,605

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years
Trade name	3 years
Customer backlog	9 months

10. Line of Credit

In May 2008, the Company entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association assumed $10.0 million of KeyBank’s commitment.  In March 2010, Bank of America, N.A. assumed the remaining $15.0 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on June 30, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.35% on June 30, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2010, the Company had $50.0 million of maximum borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of June 30, 2010, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004. As of June 30, 2010, the IRS has proposed no significant adjustments to any of the Company's tax positions.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes – Recognition, the Company had no unrecognized tax benefits as of June 30, 2010.

The Company’s effective tax rate was 37.9% and 40.2% for the three and six months ended June 30, 2010 compared to 186.0% and 58.8% for the three and six months ended June 30, 2009. The decrease in the effective rate is primarily due to the effect of projected state taxes and permanent items over a larger projected income base and a larger benefit for certain nontaxable foreign income. The difference between the Company’s federal statutory rate of 34% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders and nontaxable foreign income.  As of June 30, 2010, the Company’s net current and non-current deferred tax assets were $0.5 million and $1.1 million, respectively.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheets.

12.  Recent Accounting Pronouncements

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

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The adoption of this standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In October 2009, the FASB issued an amendment to ASC Subtopic 985-605.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 985-605 on its financial statements; however, management does not believe that it will have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 13% of our services revenues for the three and six months ended June 30, 2010 compared to 10% for the three and six months ended June 30, 2009. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the resumption of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the expected return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) on March 26, 2010.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues. Total revenues increased 23% to $55.5 million for the three months ended June 30, 2010 from $44.9 million for the three months ended June 30, 2009.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$47,931	$40,762	$7,169	$2,006	$5,163
Software and Hardware Revenues	5,152	1,789	3,363	659	2,704
Reimbursable Expenses	2,377	2,378	(1)	154	(155)
Total Revenues	$55,460	$44,929	$10,531	$2,819	$7,712

*Defined as companies acquired during 2010; no companies were acquired in 2009.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 18% to $47.9 million for the three months ended June 30, 2010 from $40.8 million for the three months ended June 30, 2009.  The increase in services revenues is due to an increase in demand for our services and the acquisition of Kerdock.  Services revenues attributable to our base business increased $5.2 million while services revenues attributable to acquired companies increased $2.0 million, resulting in a total increase of $7.2 million.

Software and hardware revenues increased 188% to $5.2 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009 due to the increased demand in the information technology industry. Reimbursable expenses remained flat at $2.4 million for the three months ended June 30, 2010 and June 30, 2009. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 16% to $38.5 million for the three months ended June 30, 2010 from $33.2 million for the three months ended June 30, 2009.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in software and hardware revenues.  Management continued to manage the cost structure to match demand during the quarter.  The average number of professionals performing services, including subcontractors, increased to 1,066 for the three months ended June 30, 2010 from 998 for the three months ended June 30, 2009.

Costs associated with software and hardware sales increased 187% to $4.5 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009, due to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 45% to $17.0 million for the three months ended June 30, 2010 from $11.7 million for the three months ended June 30, 2009. Gross margin as a percentage of revenues increased to 30.6% for the three months ended June 30, 2010 from 26.0% for the three months ended June 30, 2009 due primarily to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 34.1% or $16.3 million for the three months ended June 30, 2010 from 28.2% or $11.5 million for the three months ended June 30, 2009.  The increase in services gross margin is primarily a result of higher utilization, management’s continued efforts to manage the cost structure and the increased usage of China offshore resources.  The average utilization rate of our professionals, excluding subcontractors, increased to 85% for the three months ended June 30, 2010 compared to 76% for the three months ended June 30, 2009. The average bill rate for our professionals, excluding subcontractors, increased slightly to $107 per hour for the three months ended June 30, 2010 from $106 per hour for the three months ended June 30, 2009.  The bill rate remained relatively flat due to the continued competition in the marketplace and the increased usage of China offshore resources.  The domestic average bill rate for our professionals, excluding subcontractors, increased to $120 per hour for the three months ended June 30, 2010 from $114 per hour for the three months ended June 30, 2009.  Software and hardware gross margin increased slightly to 12.2% or $0.6 million for the three months ended June 30, 2010 from 12.0% or $0.2 million for the three months ended June 30, 2009.

Selling, General and Administrative. SG&A expenses increased 23% to $12.4 million for the three months ended June 30, 2010 from $10.1 million for the three months ended June 30, 2009.  SG&A expenses, as a percentage of revenues, decreased slightly to 22.4% for the three months ended June 30, 2010 from 22.6% for the three months ended June 30, 2009.  Sales related costs, general and administrative salaries, office related costs, and professional fees all decreased as a percentage of revenues while bonus costs increased as a percentage of revenues compared to the prior year comparable period.  The increase in bonus costs is a result of improved performance in 2010.

Depreciation. Depreciation expense decreased 50% to $0.2 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2009 and the modification of the estimated useful life of computer hardware in first quarter of 2010 based on completion of a useful life study.  Depreciation expense as a percentage of revenues was 0.4% and 0.9% for the three months ended June 30, 2010 and 2009, respectively.

Amortization. Amortization expense remained flat at $1.1 million for the three months ended June 30, 2010 and June 30, 2009 due to the completion of amortization of certain acquired intangible assets during 2009, offset by the addition of amortization related to intangible assets from the Kerdock acquisition.

Net Interest Income. We had interest income of $41,000, net of interest expense, for the three months ended June 30, 2010, compared to interest income of $90,000, net of interest expense, for the three months ended June 30, 2009.  Net interest income in 2009 included interest received on the outstanding balance of a client note receivable that was fully repaid in October 2009.

Net Other Income. We had other income of $22,000, net of other expense, for the three months ended June 30, 2010, compared to other income of $82,000, net of other expense, for the three months ended June 30, 2009.  Net other income during the second quarter of 2009 was related to government incentives received by our China operations.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 37.9% for the three months ended June 30, 2010 from 186.0% for the three months ended June 30, 2009 primarily due to the effect of state taxes and permanent items over a larger income base and a larger benefit for certain nontaxable foreign income.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues. Total revenues increased 8% to $104.4 million for the six months ended June 30, 2010 from $96.2 million for the six months ended June 30, 2009.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$90,592	$85,742	$4,850	$2,089	$2,761
Software and Hardware Revenues	9,225	5,708	3,517	659	2,858
Reimbursable Expenses	4,558	4,771	(213)	156	(369)
Total Revenues	$104,375	$96,221	$8,154	$2,904	$5,250

*Defined as companies acquired during 2010; no companies were acquired in 2009.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 6% to $90.6 million for the six months ended June 30, 2010 from $85.7 million for the six months ended June 30, 2009.  The increase in services revenue was due to an increase in demand for our services and the acquisition of Kerdock.  Services revenues attributable to our base business increased $2.8 million while services revenues attributable to acquired companies increased $2.1 million, resulting in a total increase of $4.9 million.

Software and hardware revenues increased 62% to $9.2 million for the six months ended June 30, 2010 from $5.7 million for the six months ended June 30, 2009 due to the increased demand in the information technology industry. Reimbursable expenses decreased 4% to $4.6 million for the six months ended June 30, 2010 from $4.8 million for the six months ended June 30, 2009. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 4% to $74.0 million for the six months ended June 30, 2010 from $71.2 million for the six months ended June 30, 2009.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in software and hardware revenues.  Management continued to manage the cost structure to match demand during the first half of 2010.  The average number of professionals performing services, including subcontractors, remained flat at 1,038 for the six months ended June 30, 2010 and June 30, 2009.

Costs associated with software and hardware sales increased 58% to $8.2 million for the six months ended June 30, 2010 from $5.2 million for the six months ended June 30, 2009, which is directly related to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 21% to $30.4 million for the six months ended June 30, 2010 from $25.0 million for the six months ended June 30, 2009. Gross margin as a percentage of revenues increased to 29.1% for the six months ended June 30, 2010 from 26.0% for the six months ended June 30, 2009, primarily due to increases in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 32.4% or $29.4 million for the six months ended June 30, 2010 from 28.6% or $24.5 million for the six months ended June 30, 2009.  The increase in services gross margin is primarily a result of higher utilization, management’s continued efforts to manage the cost structure and the increased usage of China resources.  The average utilization rate of our professionals, excluding subcontractors, increased to 84% for the six months ended June 30, 2010 compared to 76% for the six months ended June 30, 2009. The average bill rate for our professionals, excluding subcontractors, decreased to $106 per hour for the six months ended June 30, 2010 from $108 per hour for the six months ended June 30, 2009, primarily due to increased usage of China offshore resources.  The domestic average bill rate for our professionals, excluding subcontractors, increased to $118 per hour for the six months ended June 30, 2010 from $116 per hour for the six months ended June 30, 2009.  Software and hardware gross margin increased to 11.0% or $1.0 million for the six months ended June 30, 2010 from 9.2% or $0.5 million for the six months ended June 30, 2009.  Software and hardware gross margin increased primarily due to an increase in higher margin hardware sales during the six months ended June 30, 2010.

Selling, General and Administrative. SG&A expenses increased 10% to $22.8 million for the six months ended June 30, 2010 from $20.7 million for the six months ended June 30, 2009.  SG&A expenses, as a percentage of revenues, increased slightly to 21.9% for the six months ended June 30, 2010 from 21.5% for the six months ended June 30, 2009.  Sales related costs, general and administrative salaries, office related costs, and professional fees all decreased as a percentage of revenues while bonus costs increased as a percentage of revenues compared to the prior year comparable period.  The increase in bonus costs is a result of improved performance in 2010.

Depreciation. Depreciation expense decreased 61% to $0.3 million for the six months ended June 30, 2010 from $0.9 million for the six months ended June 30, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2009 and the modification of the estimated useful life of computer hardware in first quarter of 2010 based on completion of a useful life study.  Depreciation expense as a percentage of revenues was 0.3% and 0.9% for the six months ended June 30, 2010 and 2009, respectively.

Amortization. Amortization expense decreased 9% to $2.0 million for the six months ended June 30, 2010 from $2.2 million for the six months ended June 30, 2009 due to the completion of amortization of certain acquired intangible assets during 2009 and 2010, offset by the addition of amortization related to intangible assets from the Kerdock acquisition.

Acquisition Costs. Acquisition-related costs of $0.4 million were incurred during the first quarter of 2010 related to the acquisition of Kerdock.  Acquisition-related costs were incurred for advisory, legal, accounting, and valuation services performed by third parties.

Net Interest Income. We had interest income of $70,000, net of interest expense, for the six months ended June 30, 2010, compared to interest income of $188,000, net of interest expense, for the six months ended June 30, 2009.  Net interest income in 2009 included interest received on the outstanding balance of a client note receivable.

Net Other Income. We had other income of $26,000, net of other expense, for the six months ended June 30, 2010, compared to other income of $258,000, net of other expense, for the six months ended June 30, 2009.  Net other income during 2009 was primarily related to government incentives received by our China operations.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 40.2% for the six months ended June 30, 2010 from 58.8% for the six months ended June 30, 2009 primarily due to the effect of state taxes and permanent items over a larger income base and a larger benefit for certain nontaxable foreign income.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of June 30, 2010	As of December 31, 2009
Cash, cash equivalents and investments	$30.3	$28.0
Working capital (including cash and cash equivalents)	$46.0	$50.2
Amounts available under credit facilities	$50.0	$50.0

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $9.7 million compared to $15.1 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, the primary components of operating cash flows were net income of $2.9 million plus non-cash charges of $6.5 million and net working capital reductions of $0.3 million.  The primary components of operating cash flows for the six months ended June 30, 2009 were net income of $0.7 million plus non-cash charges of $8.0 million and net working capital reductions of $6.4 million.  Lower accounts receivable balances due to decreased revenue during the first half of 2009 has caused a decline in net cash provided by operating activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Our days sales outstanding at June 30, 2010 decreased to 70 days from 72 days at June 30, 2009.

 Net Cash Used In Investing Activities

During the six months ended June 30, 2010, we used $6.4 million to purchase investments, $1.5 million for the purchase of Kerdock and $0.6 million to purchase equipment and develop certain software.  During the six months ended June 30, 2009, we used $0.3 million to purchase equipment, develop certain software and pay certain acquisition-related costs.

Net Cash Used In Financing Activities

During the six months ended June 30, 2010, we received proceeds of $0.8 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.6 million related to vesting of stock awards and stock option exercises.  We used $6.0 million to repurchase shares of our common stock through the stock repurchase program.  For the six months ended June 30, 2009, we received proceeds of $0.3 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.2 million related to vesting of stock awards and stock option exercises.  We used $7.0 million to repurchase shares of our common stock through the stock repurchase program.

Availability of Funds from Bank Line of Credit Facility

In May 2008, we entered into a Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”) and KeyBank National Association (“KeyBank”).  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of our assets are pledged to secure the credit facility.  In July 2009, U.S. Bank National Association assumed $10.0 million of KeyBank’s commitment.  In March 2010, Bank of America, N.A. assumed the remaining $15.0 million of KeyBank’s commitment.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on June 30, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.35% on June 30, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2010, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of June 30, 2010, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

In 2008, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock.  In 2009, the Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $40.0 million at June 30, 2010.  On August 3, 2010, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock.  The program expires on June 30, 2011.

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

Since the program’s inception in 2008, we have repurchased approximately 5.1 million shares of our outstanding common stock through June 30, 2010 for a total cost of approximately $33.5 million.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2010.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.   The shelf registration expires in July 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2010, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and investments totaling $30.3 million and $28.0 million at June 30, 2010 and December 31, 2009, respectively.  The cash equivalents consist of money market funds, commercial paper and time deposits, and the investments consist of corporate bonds, commercial paper, time deposits, certificates of deposit, U.S. treasury bills and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

In 2008, our Board of Directors approved a share repurchase authority of up to $20.0 million.  In 2009, our Board of Directors approved an additional share repurchase authority of up to $20.0 million for a total repurchase program of $40.0 million at June 30, 2010.  On August 3, 2010, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock.  The repurchase program expires on June 30, 2011.  While it is not our intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price and other factors.

Since the program’s inception in 2008, we have repurchased approximately $33.5 million of our outstanding common stock through June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of March 31, 2010	4,654,224	$6.13	4,654,224	$11,462,238
April 1-30, 2010	--	--	--	$11,462,238
May 1-31, 2010	155,000	10.77	155,000	$9,792,310
June 1-30, 2010	326,700	10.04	326,700	$6,512,494
Ending Balance as of June 30, 2010	5,135,924	$6.52	5,135,924

(1)	Average price paid per share includes commission.

Item 5. Other Information

On July 30, Richard T. Kalbfleish announced that he was resigning as Vice President of Finance and Administration and principal accounting officer of Perficient, Inc. (the “Company”).  Following Mr. Kalbfleish’s resignation, Paul Martin, the Company’s Chief Financial Officer, will serve as the Company’s principal financial and accounting officer.

In connection with Mr. Kalbfleish’s departure from the Company, the Company has offered Mr. Kalbfleish a letter agreement, dated July 30, 2010, between the Company and Mr. Kalbfleish regarding the terms of his separation from the Company (the “Separation Agreement”), a form of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Under the Separation Agreement, Mr. Kalbfleish will be entitled to cash payments totaling 13 weeks of his base pay, subject to customary tax and other withholdings, and accelerated vesting of 5,187 restricted shares of the Company’s common stock held by Mr. Kalbfleish.  The Separation Agreement also includes, among other terms, a general release in favor of the Company, continued confidentiality and non-disparagement obligations and a reaffirmation of Mr. Kalbfleish’s obligations under any other agreements with the Company relating to non-competition, non-solicitation of customers and/or employees, inventions, non-use and non-disclosure of trade secrets and/or confidential information, and confidentiality of information.

The above description of the Separation Agreement is a summary and is qualified in its entirety by the form of Separation Agreement attached hereto.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 5, 2010	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

10.3†*	Form of letter agreement between Perficient, Inc. and Richard Kalbfleish, dated July 30, 2010
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.