Form 10-Q
period 2010-09-30
PERFICIENT INC
filed 2010-11-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.  ☑   Yes    No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☑

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes    No ☑

As of November 1, 2010, there were 29,718,604 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$13,861	$17,975
Short-term investments	7,212	6,327
Total cash, cash equivalents and short-term investments	21,073	24,302
Accounts receivable, net	43,880	38,244
Prepaid expenses	1,182	1,258
Other current assets	1,312	1,534
Total current assets	67,447	65,338

Long-term investments	7,001	3,652
Property and equipment, net	1,724	1,278
Goodwill	106,938	104,168
Intangible assets, net	6,412	7,605
Other non-current assets	3,674	2,769
Total assets	$193,196	$184,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,808	$3,657
Other current liabilities	16,911	11,476
Total current liabilities	21,719	15,133
Other non-current liabilities	1,238	1,329
Total liabilities	$22,957	$16,462

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and 32,394,042 shares issued and 26,416,568 shares outstanding as of September 30, 2010; 31,621,089 shares issued and 27,082,569 shares outstanding as of December 31, 2009)	$32	$32
Additional paid-in capital	217,984	208,003
Accumulated other comprehensive loss	(274)	(273)
Treasury stock, at cost (5,977,474 shares as of September 30, 2010; 4,538,520 shares as of December 31, 2009)	(40,791)	(27,529)
Accumulated deficit	(6,712)	(11,885)
Total stockholders’ equity	170,239	168,348
Total liabilities and stockholders’ equity	$193,196	$184,810

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	(In thousands, except per share data)
Services	$47,733	$39,309	$138,325	$125,051
Software and hardware	4,395	3,047	13,620	8,755
Reimbursable expenses	2,520	2,133	7,078	6,904
Total revenues	54,648	44,489	159,023	140,710

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	30,464	27,985	88,991	87,171
Software and hardware costs	3,810	2,605	12,017	7,787
Reimbursable expenses	2,520	2,133	7,078	6,904
Other project related expenses	1,403	909	4,115	2,949
Total cost of revenues	38,197	33,632	112,201	104,811

Gross margin	16,451	10,857	46,822	35,899

Selling, general and administrative	11,705	9,754	34,532	30,413
Depreciation	225	375	567	1,243
Amortization	975	1,022	2,989	3,239
Acquisition costs	--	--	406	--
Income (loss) from operations	3,546	(294)	8,328	1,004

Net interest income	37	16	107	204
Net other income (expense)	16	(4)	42	254
Income (loss) before income taxes	3,599	(282)	8,477	1,462
Provision (benefit) for income taxes	1,346	(397)	3,304	628

Net income	$2,253	$115	$5,173	$834

Basic net income per share	$0.08	$--	$0.19	$0.03

Diluted net income per share	$0.08	$--	$0.18	$0.03

Shares used in computing basic net income per share	26,594	27,231	26,932	27,764

Shares used in computing diluted net income per share	27,964	28,480	28,394	28,677

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2010
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	269	--	1,025	--	--	--	1,025
Net tax benefit from stock option exercises and restricted stock vesting	--	--	323	--	--	--	323
Stock compensation related to restricted stock vesting and retirement savings plan contributions	371	--	7,530	--	--	--	7,530
Purchases of treasury stock	(1,439)	--	--	--	(13,262)	--	(13,262)
Issuance of stock for Kerdock acquisition	133	--	1,103	--	--	--	1,103
Net unrealized gain on investments	--	--	--	31	--	--	31
Foreign currency translation adjustment	--	--	--	(32)	--	--	(32)
Net income	--	--	--	--	--	5,173	5,173
Total comprehensive income	--	--	--	--	--	--	5,172
Balance at September 30, 2010	26,417	$32	$217,984	$(274)	$(40,791)	$(6,712)	$170,239

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$5,173	$834
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	567	1,243
Amortization	2,989	3,239
Deferred income taxes	(160)	183
Non-cash stock compensation and retirement savings plan contributions	7,530	7,407
Tax benefit from stock option exercises and restricted stock vesting	(929)	(475)
Adjustment to fair value of contingent consideration for purchase of business	(15)	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	(3,888)	10,937
Other assets	588	(989)
Accounts payable	616	(622)
Other liabilities	2,312	(3,983)
Net cash provided by operating activities	14,783	17,774

INVESTING ACTIVITIES
Purchase of investments	(4,909)	(4,208)
Purchase of property and equipment	(816)	(313)
Capitalization of software developed for internal use	(124)	(269)
Purchase of business	(1,785)	--
Net cash used in investing activities	(7,634)	(4,790)

FINANCING ACTIVITIES
Tax benefit on stock option exercises and restricted stock vesting	929	475
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,025	681
Purchase of treasury stock	(13,262)	(12,742)
Net cash used in financing activities	(11,308)	(11,586)
Effect of exchange rate on cash and cash equivalents	45	5
Change in cash and cash equivalents	(4,114)	1,403
Cash and cash equivalents at beginning of period	17,975	22,909
Cash and cash equivalents at end of period	$13,861	$24,312

Supplemental disclosures:
Cash paid for income taxes	$2,925	$1,434

Non-cash activity:
Stock issued for purchase of business	$1,103	$--
Estimated fair value of contingent consideration for purchase of business	$2,631	$--

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1. Basis of Presentation

    The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 may not be indicative of the results for the full fiscal year ending December 31, 2010.

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

    Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25,  Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99,  Revenue Recognition – SEC Material. Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence exists for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Stock-Based Compensation

    Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.  If actual forfeitures differ from the estimates, the difference is recorded in the period in which the forfeiture occurs and the Company will update its estimates of expected future forfeitures at that time.  Refer to Note 3, Stock-Based Compensation, for further discussion.

Fair Value of Financial Instruments

    Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments.  Investments are stated at amounts which approximate fair value based on quoted market prices or other observable inputs.

3. Stock-Based Compensation

Stock Award Plans

    The Company made various stock option and award grants under the 1999 Stock Option/Stock Issuance Plan prior to May 2009.  In April 2009, the Company’s stockholders approved the 2009 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 1.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

    Stock-based compensation cost recognized for the three and nine months ended September 30, 2010 was approximately $2.4 million and $7.5 million, respectively, which included $0.3 million and $0.7 million of expense for retirement savings plan contributions, respectively.   The associated current and future income tax benefits recognized for the three and nine months ended September 30, 2010 were approximately $0.8 million and $2.6 million, respectively.   As of September 30, 2010, there was $19.8 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

    Stock option activity for the nine months ended September 30, 2010 was as follows (in thousands, except exercise price information):

		Range of	Weighted-Average
	Shares	Exercise Prices	Exercise Price
Options outstanding at January 1, 2010	1,704	$0.03 – 16.94	$5.08
Options exercised	(259)	0.03 – 10.00	3.61
Options canceled	(129)	3.10 – 16.94	13.80
Options outstanding at September 30, 2010	1,316	$0.03 – 12.50	$4.52
Options vested at September 30, 2010	1,145	$0.03 – 12.50	$4.25

    Restricted stock activity for the nine months ended September 30, 2010 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2010	3,133	$8.79
Awards granted	345	11.15
Awards vested	(301)	8.04
Awards forfeited	(287)	8.82
Restricted stock awards outstanding at September 30, 2010	2,890	$9.15

4. Net Income per Share

    The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,253	$115	$5,173	$834
Basic:
Weighted-average shares of common stock outstanding	26,594	27,231	26,932	27,764
Shares used in computing basic net income per share	26,594	27,231	26,932	27,764

Effect of dilutive securities:
Stock options	565	659	683	588
Warrants	6	6	6	5
Restricted stock subject to vesting	676	584	732	320
Contingently issuable shares (1)	123	--	41	--
Shares used in computing diluted net income per share (2)	27,964	28,480	28,394	28,677

Basic net income per share	$0.08	$--	$0.19	$0.03

Diluted net income per share	$0.08	$--	$0.18	$0.03

(1)	Represents the Company’s estimate of shares to be issued to Kerdock Consulting, LLC (“Kerdock”) pursuant to the Asset Purchase Agreement. Refer to Note 8 for further discussion.
(2)
For the three months ended September 30, 2010, approximately 43,000 options for shares and 763,000 shares of restricted stock were excluded.  For the nine months ended September 30, 2010, approximately 34,000 options for shares and 677,000 shares of restricted stock were excluded.  For the three months ended September 30, 2009, approximately 328,000 options for shares and 1.2 million shares of restricted stock were excluded.  For the nine months ended September 30, 2009, approximately 582,000 options for shares and 2.2 million shares of restricted stock were excluded.  These options for shares and shares of restricted stock were excluded in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Investments and Fair Value Measurement

    The Company invests a portion of its excess cash in short- and long-term investments.  The short-term investments consist of U.S. treasury bills, U.S. agency bonds, corporate bonds, commercial paper, time deposits and certificates of deposit with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of U.S. treasury bills, U.S. agency bonds and corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of September 30, 2010).  At September 30, 2010, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10, Fair Value Measurement and Disclosure (“ASC Subtopic 820-10”).  As of September 30, 2010, gross accumulated unrealized gains and losses for these investments were immaterial.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

    Investments were classified as the following (in thousands):

	As of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Short-term investments:
U.S. treasury bills	$606	$606	$-	$-
U.S. agency bonds	920	-	920	-
Corporate bonds	4,350	-	4,350	-
Commercial paper	579	-	579	-
Time deposits	3	-	3	-
Certificates of deposit	754	-	754	-
Long-term investments:
U.S. treasury bills	1,017	1,017	-	-
U.S. agency bonds	1,128	-	1,128	-
Corporate bonds	4,856	-	4,856	-
Total investments	$14,213	$1,623	$12,590	$-

Cash and cash equivalents	13,861
Total cash, cash equivalents, & investments	$28,074

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

6. Commitments and Contingencies

    The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2010 are as follows (in thousands):
Operating Leases
2010 remaining	$615
2011	2,212
2012	1,238
2013	961
2014	664
Thereafter	495
Total minimum lease payments	$6,185

7. Balance Sheet Components

    The components of accounts receivable are as follows (in thousands):
	September 30, 2010	December 31, 2009
Accounts receivable	$26,340	$26,632
Unbilled revenues	17,874	11,927
Allowance for doubtful accounts	(334)	(315)
Total	$43,880	$38,244

    The components of other current liabilities are as follows (in thousands):
	September 30, 2010	December 31, 2009
Accrued variable compensation	$7,040	$4,561
Accrued acquisition costs (1)	2,631	--
Accrued subcontractor fees	2,178	1,847
Payroll related costs	1,810	1,375
Accrued medical claims expense	735	703
Deferred revenues	496	898
Other current liabilities	2,021	2,092
Total	$16,911	$11,476

(1)	Represents the fair value estimate of contingent consideration that may be earned by Kerdock. Refer to Note 8 for further discussion.

    The components of other non-current liabilities are as follows (in thousands):
	September 30, 2010	December 31, 2009
Deferred compensation liability	$1,006	$1,104
Other non-current liabilities	232	225
Total	$1,238	$1,329

    Property and equipment consists of the following (in thousands):
	September 30, 2010	December 31, 2009
Computer hardware (useful life of 3 years)	$5,059	$4,724
Furniture and fixtures (useful life of 5 years)	1,413	1,409
Leasehold improvements (useful life of 5 years)	1,070	1,016
Software (useful life of 1 year)	1,118	1,002
Less: Accumulated depreciation	(6,936)	(6,873)
Total	$1,724	$1,278

    During January 2010, the Company completed a study of useful lives of its property and equipment and as a result, changed the estimated useful life of its computer hardware from two to three years.  Accordingly, the change in the estimated useful life was treated as a change in accounting estimate and applied prospectively as of January 1, 2010.  The change did not have a material impact on the Company’s results of operations during the three and nine months ended September 30, 2010.

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

    The Company has estimated the total allocable purchase price consideration to be $5.5 million.  The purchase price estimate is comprised of $1.8 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.6 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by Kerdock 12 months after the closing date of the acquisition.  If the contingency is achieved, cash will be paid to Kerdock for 62.5% of the earnings-based contingent consideration and stock will be issued for the remainder. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2010.  The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred.

    The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.1
Acquired intangible assets	1.6
Liabilities assumed	(0.9)
Goodwill	2.7
Total purchase price	$5.5

    The Company estimates that the intangible assets acquired have useful lives of nine months to five years.

    The amounts above represent the fair value estimates as of September 30, 2010 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

    The results of the Kerdock operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.  The Company has not furnished pro forma financial information relating to the Kerdock acquisition because such information is not material to the Company’s financial results.

9. Goodwill and Intangible Assets

Goodwill

    During the third quarter of 2010, the Company’s stock price traded above its book value.  Based on the trend of the Company’s stock price and positive business and market outlook for the information technology services industry, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date.   The Company will complete its annual goodwill impairment test as of October 1, 2010 during the fourth quarter of 2010.

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Balance at December 31, 2009	$104,168
Kerdock acquisition (Note 8)	2,770
Balance at September 30, 2010	$106,938

Intangible Assets with Definite Lives

    The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$17,040	$(11,356)	$5,684	$16,613	$(9,752)	$6,861
Non-compete agreements	696	(546)	150	683	(483)	200
Customer backlog	100	(67)	33	--	--	--
Trade name	100	(17)	83	--	--	--
Internally developed software	1,793	(1,331)	462	1,669	(1,125)	544
Total	$19,729	$(13,317)	$6,412	$18,965	$(11,360)	$7,605

    The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years
Trade name	3 years
Customer backlog	9 months

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

    All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on September 30, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.26% on September 30, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2010, the Company had $50.0 million of maximum borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

    The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.  As of September 30, 2010, the Company was in compliance with all covenants under the credit facility and the Company expects to be in compliance during the next twelve months.

11. Income Taxes

    The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004 and the statute for review has passed for 2005 and 2006. As of September 30, 2010, the IRS has proposed no significant adjustments to any of the Company's tax positions.

    Under the provisions of the ASC Subtopic 740-10-25, Income Taxes – Recognition, the Company had no unrecognized tax benefits as of September 30, 2010.

    The Company’s effective tax rate was 37.4% and 39.0% for the three and nine months ended September 30, 2010, respectively, compared to an effective tax benefit rate of 140.8% and an effective tax rate of 43.0% for the three and nine months ended September 30, 2009.  The difference between the Company’s federal statutory rate of 34% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders and non-taxable foreign income.  As of September 30, 2010, the Company’s net current and non-current deferred tax assets were $0.2 million and $1.2 million, respectively.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheets.

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

    In October 2009, the FASB issued an amendment to ASC Subtopic 985-605, Software - Revenue Recognition ("ASC Subtopic 985-605").  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 985-605 on its financial statements; however, management does not believe that it will have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

Services Revenues

    Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 12% and 13% of our services revenues for the three and nine months ended September 30, 2010, respectively, compared to 9% and 10% for the three and nine months ended September 30, 2009, respectively. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using the input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses (“SG&A”) are primarily composed of sales related costs, general and administrative salaries, variable compensation costs, office costs, stock compensation expense, bad debts, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

    Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the resumption of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) on March 26, 2010.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

    Revenues. Total revenues increased 23% to $54.6 million for the three months ended September 30, 2010 from $44.5 million for the three months ended September 30, 2009.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**
Services Revenues	$47,733	$39,309	$8,424	$2,178	$6,246
Software and Hardware Revenues	4,395	3,047	1,348	851	497
Reimbursable Expenses	2,520	2,133	387	178	209
Total Revenues	$54,648	$44,489	$10,159	$3,207	$6,952

*Defined as companies acquired during 2010; no companies were acquired in 2009.
**Defined as businesses owned as of January 1, 2010.

    Services revenues increased 21% to $47.7 million for the three months ended September 30, 2010 from $39.3 million for the three months ended September 30, 2009.  The increase in services revenues is due to an increase in demand for our services and the acquisition of Kerdock.  Services revenues attributable to our base business increased $6.2 million while services revenues attributable to acquired companies increased $2.2 million, resulting in a total increase of $8.4 million.

    Software and hardware revenues increased 44% to $4.4 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009 due to an increase in new software licenses and the renewal of several software licenses. Reimbursable expenses increased 18% to $2.5 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009. We do not realize any profit on reimbursable expenses.

    Cost of Revenues. Cost of revenues increased 14% to $38.2 million for the three months ended September 30, 2010 from $33.6 million for the three months ended September 30, 2009.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in services revenues.  Management continued to manage the cost structure to match demand during the quarter.  The average number of professionals performing services, including subcontractors, increased to 1,084 for the three months ended September 30, 2010 from 1,007 for the three months ended September 30, 2009.

    Costs associated with software and hardware sales increased 46% to $3.8 million for the three months ended September 30, 2010 from $2.6 million for the three months ended September 30, 2009, due to the increase in software and hardware revenues as discussed above.

    Gross Margin. Gross margin increased 52% to $16.5 million for the three months ended September 30, 2010 from $10.9 million for the three months ended September 30, 2009. Gross margin as a percentage of revenues increased to 30.1% for the three months ended September 30, 2010 from 24.4% for the three months ended September 30, 2009 due primarily to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 33.2% or $15.9 million for the three months ended September 30, 2010 from 26.5% or $10.4 million for the three months ended September 30, 2009.  The increase in services gross margin is primarily a result of higher utilization, improved bill rates, and management’s continued efforts to manage the cost structure.  The average utilization rate of our professionals, excluding subcontractors, increased to 82% for the three months ended September 30, 2010 compared to 74% for the three months ended September 30, 2009. The average bill rate for our professionals, excluding subcontractors, increased slightly to $105 per hour for the three months ended September 30, 2010 from $103 per hour for the three months ended September 30, 2009.  Software and hardware gross margin decreased to 13.3% or $0.6 million for the three months ended September 30, 2010 from 14.5% or $0.4 million for the three months ended September 30, 2009.  Software revenues have increased while margin is down slightly primarily due to the competition in the marketplace causing lower margin software sales.

    Selling, General and Administrative. SG&A expenses increased 20% to $11.7 million for the three months ended September 30, 2010 from $9.8 million for the three months ended September 30, 2009.  SG&A expenses, as a percentage of revenues, decreased slightly to 21.4% for the three months ended September 30, 2010 from 21.9% for the three months ended September 30, 2009.  Office related costs, sales related costs, general and administrative salaries, and stock compensation all decreased as a percentage of revenues while bonus costs increased as a percentage of revenues compared to the prior year comparable period.  The increase in bonus costs is a result of improved performance in 2010.

    Depreciation. Depreciation expense decreased 40% to $0.2 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2009 and the modification of the estimated useful life of computer hardware in first quarter of 2010 based on completion of a useful life study.  Depreciation expense as a percentage of revenues was 0.4% and 0.8% for the three months ended September 30, 2010 and 2009, respectively.

    Amortization. Amortization expense remained flat at $1.0 million for the three months ended September 30, 2010 and September 30, 2009 due to the completion of amortization of certain acquired intangible assets during 2009, offset by the addition of amortization related to intangible assets from the Kerdock acquisition.

    Net Interest Income. We had interest income of $37,000, net of interest expense, for the three months ended September 30, 2010, compared to interest income of $16,000, net of interest expense, for the three months ended September 30, 2009.  The increase in net interest income is due to the increase in the amount of investments held at September 30, 2010 compared to September 30, 2009 and the interest earned on those investments.

    Net Other Income. We had other income of $16,000, net of other expense, for the three months ended September 30, 2010, compared to other expense of $4,000, net of other income, for the three months ended September 30, 2009.  The increase in net other income is related to the government incentives received by our China operations during the three months ended September 30, 2010.

    Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate was 37.4% for the three months ended September 30, 2010 compared to an effective tax benefit rate of 140.8% for the three months ended September 30, 2009.  The effective tax rate for the third quarter of 2010 represents our federal statutory rate, state taxes, and the effect of permanent items, offset by a benefit for non-taxable foreign income.  The third quarter of 2009 benefit included a one-time benefit to true up our provision to the tax returns filed in the third quarter of 2009 as well as the effect of applying a change in our estimated annual effective tax rate as of September 30, 2009.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

    Revenues. Total revenues increased 13% to $159.0 million for the nine months ended September 30, 2010 from $140.7 million for the nine months ended September 30, 2009.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/(Decrease) Attributable to Base Business**
Services Revenues	$138,325	$125,051	$13,274	$4,267	$9,007
Software and Hardware Revenues	13,620	8,755	4,865	1,510	3,355
Reimbursable Expenses	7,078	6,904	174	334	(160)
Total Revenues	$159,023	$140,710	$18,313	$6,111	$12,202

*Defined as companies acquired during 2010; no companies were acquired in 2009.
**Defined as businesses owned as of January 1, 2010.

    Services revenues increased 11% to $138.3 million for the nine months ended September 30, 2010 from $125.1 million for the nine months ended September 30, 2009.  The increase in services revenue was due to an increase in demand for our services and the acquisition of Kerdock.  Services revenues attributable to our base business increased $9.0 million while services revenues attributable to acquired companies increased $4.2 million, resulting in a total increase of $13.2 million.

    Software and hardware revenues increased 56% to $13.6 million for the nine months ended September 30, 2010 from $8.8 million for the nine months ended September 30, 2009 due to an increase in new software licenses and the renewal of several software licenses. Reimbursable expenses increased 3% to $7.1 million for the nine months ended September 30, 2010 from $6.9 million for the nine months ended September 30, 2009. We do not realize any profit on reimbursable expenses.

    Cost of Revenues. Cost of revenues increased 7% to $112.2 million for the nine months ended September 30, 2010 from $104.8 million for the nine months ended September 30, 2009.  The increase in cost of revenues is directly related to the increase in revenues.  Management continued to manage the cost structure to match demand during 2010.  The average number of professionals performing services, including subcontractors, increased to 1,053 for the nine months ended September 30, 2010 from 1,028 for the nine months ended September 30, 2009.

    Costs associated with software and hardware sales increased 54% to $12.0 million for the nine months ended September 30, 2010 from $7.8 million for the nine months ended September 30, 2009, which is directly related to the increase in software and hardware revenues as discussed above.

    Gross Margin. Gross margin increased 30% to $46.8 million for the nine months ended September 30, 2010 from $35.9 million for the nine months ended September 30, 2009. Gross margin as a percentage of revenues increased to 29.4% for the nine months ended September 30, 2010 from 25.5% for the nine months ended September 30, 2009, primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 32.7% or $45.2 million for the nine months ended September 30, 2010 from 27.9% or $34.9 million for the nine months ended September 30, 2009.  The increase in services gross margin is primarily a result of higher utilization and management’s continued efforts to manage the cost structure.  The average utilization rate of our professionals, excluding subcontractors, increased to 83% for the nine months ended September 30, 2010 compared to 75% for the nine months ended September 30, 2009.  Software and hardware gross margin increased to 11.8% or $1.6 million for the nine months ended September 30, 2010 from 11.1% or $0.9 million for the nine months ended September 30, 2009.

    Selling, General and Administrative. SG&A expenses increased 14% to $34.5 million for the nine months ended September 30, 2010 from $30.4 million for the nine months ended September 30, 2009.  SG&A expenses, as a percentage of revenues, increased slightly to 21.7% for the nine months ended September 30, 2010 from 21.6% for the nine months ended September 30, 2009.  Sales related costs, general and administrative salaries, and office related costs all decreased as a percentage of revenues while bonus costs increased as a percentage of revenues compared to the prior year comparable period.  The increase in bonus costs is a result of improved performance in 2010.

    Depreciation. Depreciation expense decreased 54% to $0.6 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated during 2009 and the modification of the estimated useful life of computer hardware in first quarter of 2010 based on completion of a useful life study.  Depreciation expense as a percentage of revenues was 0.4% and 0.9% for the nine months ended September 30, 2010 and 2009, respectively.

    Amortization. Amortization expense decreased 8% to $3.0 million for the nine months ended September 30, 2010 from $3.2 million for the nine months ended September 30, 2009 due to the completion of amortization of certain acquired intangible assets during 2009 and 2010, offset by the addition of amortization related to intangible assets from the Kerdock acquisition.

    Acquisition Costs. Acquisition-related costs of $0.4 million were incurred during the first quarter of 2010 related to the acquisition of Kerdock.  Acquisition-related costs were incurred for advisory, legal, accounting, and valuation services performed by third parties.

    Net Interest Income. We had interest income of $107,000, net of interest expense, for the nine months ended September 30, 2010, compared to interest income of $204,000, net of interest expense, for the nine months ended September 30, 2009.  Net interest income in 2009 included interest received on the outstanding balance of a client note receivable.

    Net Other Income. We had other income of $42,000, net of other expense, for the nine months ended September 30, 2010, compared to other income of $254,000, net of other expense, for the nine months ended September 30, 2009.  Net other income during 2009 was primarily related to government incentives received by our China operations.

    Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 39.0% for the nine months ended September 30, 2010 from 43.0% for the nine months ended September 30, 2009 primarily due to the effect of state taxes and permanent items over a larger income base and a larger benefit for certain non-taxable foreign income.

Liquidity and Capital Resources

    Selected measures of liquidity and capital resources are as follows (in millions):
	As of September 30, 2010	As of December 31, 2009
Cash, cash equivalents and investments (1)	$28.1	$28.0
Working capital (including cash and cash equivalents)	$45.7	$50.2
Amounts available under credit facilities	$50.0	$50.0

(1)	Includes long-term investments with original maturities of greater than one year; however, the securities held can be liquidated at any time if necessary.

Net Cash Provided By Operating Activities

    Net cash provided by operating activities for the nine months ended September 30, 2010 was $14.8 million compared to $17.8 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, the primary components of operating cash flows were net income of $5.2 million plus non-cash charges of $10.0 million, offset by investments in working capital of $0.4 million.  The primary components of operating cash flows for the nine months ended September 30, 2009 were net income of $0.8 million plus non-cash charges of $11.6 million and net working capital reductions of $5.4 million.  Our days sales outstanding at September 30, 2010 decreased to 73 days from 75 days at September 30, 2009.

 Net Cash Used In Investing Activities

    During the nine months ended September 30, 2010, we used $4.9 million to purchase investments, $1.8 million for the purchase of Kerdock and $0.9 million to purchase equipment and develop certain software.  During the nine months ended September 30, 2009, we used $4.2 million in cash to purchase investments and $0.6 million to purchase equipment and develop software.

Net Cash Used In Financing Activities

    During the nine months ended September 30, 2010, we received proceeds of $1.0 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.9 million related to vesting of stock awards and stock option exercises.  We used $13.2 million to repurchase shares of our common stock through the stock repurchase program.  For the nine months ended September 30, 2009, we received proceeds of $0.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.5 million related to vesting of stock awards and stock option exercises.  We used $12.7 million to repurchase shares of our common stock through the stock repurchase program.

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

    All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on September 30, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.26% on September 30, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2010, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

    As of September 30, 2010, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

   Prior to 2010, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock.  In 2010, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $50.0 million at September 30, 2010.  The program expires on June 30, 2011.

    We have established written trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which we have made and will continue to make a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as we deem appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements and other factors.

    Since the program’s inception in 2008, we have repurchased approximately 6.0 million shares of our outstanding common stock through September 30, 2010 for a total cost of approximately $40.8 million.

Lease Obligations

    There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first nine months of 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

    We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2010, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

    We had unrestricted cash, cash equivalents and investments totaling $28.1 million and $28.0 million at September 30, 2010 and December 31, 2009, respectively.  The cash equivalents consist of money market funds, commercial paper and time deposits, and the investments consist of corporate bonds, commercial paper, time deposits, certificates of deposit, U.S. treasury bills and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

    There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

    Prior to 2010, our Board of Directors approved a share repurchase authority of up to $40.0 million.  In 2010, our Board of Directors approved an additional share repurchase authority of up to $10.0 million for a total repurchase program of $50.0 million at September 30, 2010.  The repurchase program expires on June 30, 2011.  While it is not our intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price and other factors.

    Since the program’s inception in 2008, we have repurchased approximately $40.8 million of our outstanding common stock through September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of June 30, 2010	5,135,924	$6.52	5,135,924	$6,512,494
July 1-31, 2010	239,800	8.63	239,800	$4,443,654
August 1-31, 2010	559,250	8.67	559,250	$9,596,343
September 1-30, 2010	42,500	9.09	42,500	$9,210,066
Ending Balance as of September 30, 2010	5,977,474	$6.82	5,977,474

(1)	Average price paid per share includes commission.
(2)
The additional program to repurchase up to $10.0 million of the Company’s outstanding common stock was approved by the Company’s Board of Directors on August 3, 2010.  This is in addition to the repurchase authority for up to $40.0 million of the Company’s common stock approved by the Company’s Board of Directors prior to 2010.  The repurchase program expires June 30, 2011.

Item 6. Exhibits

    The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 4, 2010	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our current Report on Form 8-K (File No. 001-15169) filed November 9, 2007 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on January 17, 2002 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our current report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of letter agreement between Perficient, Inc. and Richard Kalbfleish, dated July 30, 2010, previously filed with the Securities and Exchange Commission as an Exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference

10.4†
Transition agreement between Perficient, Inc. and John T. McDonald dated October 25, 2010, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on November 2, 2010 and incorporated herein by reference

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