Form 10-K
period 2010-12-31
PERFICIENT INC
filed 2011-03-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☑
Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $241.3 million based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2010.

As of February 28, 2011, there were 29,623,398 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2011, are incorporated by reference in Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third party software products. Our solutions include portals and collaboration, business integration, customer relationship management, custom applications, technology platform implementations, business intelligence, enterprise content management, enterprise performance management, eCommerce, and customer self service, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

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

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  We believe that information technology consulting is a fragmented industry and that there are a substantial number of privately held information technology consulting firms in our target markets that, if acquired, can be strategically beneficial and accretive to earnings over time. We have a track record of identifying, executing, and integrating acquisitions that add strategic value to our business.  From April 2004 through November 2007, we acquired and integrated 12 information technology consulting firms.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March and speakTECH in December.

We serve our customers from locations in 18 markets throughout North America and, in addition, we have billable employees who are part of “national” business units and travel extensively to serve clients primarily in the United States. Our future growth plan includes expanding our business both organically and through acquisitions, with a continued focus on the United States. We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.  In 2010, 96% of our revenues were derived from clients in the United States while 4% of our revenues were derived from clients in Canada and Europe.  In 2009 and 2008, 96% and 97%, respectively, of our revenues were derived from clients in the United States while 4% and 3%, respectively, of our revenues were derived from clients in Canada and Europe. Approximately 97% of our total assets were located in the United States in 2010 and 2009 with the remainder located in Canada, China, and India.

We place strong emphasis on building lasting relationships with clients. Over the past three years ending December 31, 2010, an average of 87% of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year. We have also built meaningful relationships with software providers whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase success rates through leveraging our partners’ marketing efforts and endorsements.

 Industry Background

A number of factors are shaping the information technology industry and, in particular, the market for our information technology consulting services:

United States Economy. In 2008 and 2009, the United States economy experienced a recession.  It is clear that the recession had an effect on the information technology consulting industry in general and on demand for our services.  We experienced a return to organic growth in 2010 and expect it to continue in 2011. According to the most recent forecast from independent market research firm Forrester Research, the United States technology market will grow by 7.4% in 2011 and demand for software and information technology services will grow 8.4% and 8.2%, respectively.  We have provided services revenue guidance for 2011 of $235 million to $255 million which would represent an increase from 2010 revenues of 9% to 19%.

Need to Rationalize Complex, Heterogeneous Enterprise Technology Environments. The information systems of many Global 2000 and large enterprise companies continue to evolve from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Organizations have also widely installed enterprise resource planning (ERP), supply chain management (SCM), and customer relationship management (CRM) applications in order to streamline internal processes and enable communication and collaboration.

As a result of investment in these different technologies, organizations generally have complex enterprise technology environments with, in some cases, incompatible technologies and high costs of integration. These increases in complexity, cost, and risk, combined with the business and technology transformation resulting from the Internet, have created demand for information technology consultants with experience in enabling the integration of disparate platforms and leveraging Internet-based technologies to support business and technology goals.

Increased Competitive Pressures. The marketplace continues to become increasingly global and competitive. To gain and maintain a competitive advantage in this environment, Global 2000 and large enterprise companies seek real-time access to critical business applications and information that enables quality business decisions based on the latest possible information, flexible business processes and systems that respond quickly to market opportunities, improved quality and lower cost customer care through online customer self-service and provisioning, reduced supply chain costs, and improved logistics through processes and systems integrated online to suppliers, partners, and distributors, and increased employee productivity through better information flow and collaboration.

Enabling these business goals requires integrating, automating and extending business processes, technology infrastructure, and software applications end-to-end within an organization and with key partners, suppliers, and customers. This requires the ability not only to integrate the disparate information resource types, databases, legacy mainframe applications, packaged application software, custom applications, trading partners, people, and Web services, but also to manage the business processes that govern the interactions between these resources so that organizations can engage in real-time business.

These factors continue to drive spending on software and related consulting services in the areas of application integration, middleware and portals, as these segments play critical roles in the integration between new and existing systems and the extension of those systems to customers, suppliers, and partners. Companies are expected to continue to spend on integration broker suites, enterprise portal services, application platform suites, and message-oriented middleware. As companies continue to spend on software and related consulting services, their spending on services will also continue, often by a multiplier of each dollar spent on software.

Quarterly Fluctuations. Our quarterly operating results are subject to seasonal fluctuations. The fourth quarter is impacted by fewer billable days as a result of professional staff vacation and holidays, and the first quarter is impacted by diminished opportunities to sell services through the fourth quarter holiday period. Our results will also fluctuate, in part, based on whether we succeed in counterbalancing periodic declines in services revenues when a project or engagement is completed by entering into arrangements to provide additional services to the same or other clients. Software sales are seasonal as well, with generally higher software demand during the fourth quarter as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. These and other seasonal factors may contribute to fluctuations in our operating results from quarter-to-quarter.

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include portals and collaboration, business integration, customer relationship management, custom applications, technology platform implementations, business intelligence, enterprise content management, enterprise performance management, eCommerce, and customer self service, among others. The platforms in which we have significant domain expertise and on which these solutions are built include IBM, Oracle, Microsoft, TIBCO, and Documentum, among others.

•
Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based, and business-driven solutions methodology. Our methodology includes a proven execution process map we developed, which allows for repeatable, high quality services delivery. The methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients’ business processes to provide enhanced customer value and operating efficiency, enabled by web technology. As a result, we believe we are able to offer our clients the dedicated attention that small firms usually provide and the delivery and project management that larger firms usually offer.

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. Over the past three years ending December 31, 2010, an average of 87% of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are a Premier IBM business partner, a Certified Oracle Partner, a Microsoft Gold Certified Partner, a TeamTIBCO partner, and an EMC Documentum Select Services Team Partner.  Our vendors have recognized our relationships with several awards.  Most recently, we were named IBM’s 2010 InfoSphere Warehouse Pack Partner of the Year. The honor marked the fifth consecutive year that we have received a major business partner award from IBM, which also recognized Perficient with the Impact 2010 Smarter Decision Management Award. Also in 2010, Perficient was named Microsoft’s Public Sector Healthcare Provider Partner of the Year and was a recipient of the 2010 Greater St. Louis Top 50 Businesses Shaping our Future Award.

•
Geographic Focus. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our clients from locations in 18 markets throughout North America and, in addition, we have billable employees who are part of “national” business units and travel extensively to serve clients primarily in the United States. Our future growth plan includes expanding our business both organically and through acquisitions, with a primary focus on the United States.

•
Offshore Capability. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China. This facility is staffed with colleagues who provide offshore custom application development, quality assurance and testing services. Additionally, we have a relationship with an offshore development facility in Bitola, Macedonia. Through these facilities we utilize a team of colleagues with expertise in IBM, Microsoft, and TIBCO technologies and with specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  We also maintain a recruiting and development facility in Chennai, India, to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2010, we had 170 colleagues at the Hangzhou, China facility and 178 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

Our Solutions

We help clients gain competitive advantage by using technology to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our business-driven technology solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

•
give managers and executives the information they need to make quality business decisions and dynamically adapt their business processes and systems to respond to client demands, market opportunities, or business problems;

•	improve the quality and lower the cost of customer acquisition and care through web-based customer self-service and provisioning;
•
reduce supply chain costs and improve logistics by flexibly and quickly integrating processes and systems and making relevant real-time information and applications available online to suppliers, partners, and distributors;

•
increase the effectiveness and value of legacy enterprise technology infrastructure investments by enabling faster application development and deployment, increased flexibility, and lower management costs; and

•	increase employee productivity through better information flow and collaboration capabilities and by automating routine processes to enable focus on unique problems and opportunities.

Our business-driven technology solutions include the following:

•
Enterprise portals and collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals and collaboration solutions for our clients and their customers, suppliers, and partners that include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, content management, social media/networking tools, and personalization.

•
Business integration and service oriented architectures (SOA). We design, develop, and implement business integration and SOA solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes and eliminating functional friction between the enterprise, core customers, and partners. Our business integration solutions can extend and extract core applications, reduce infrastructure strains and cost, web-enable legacy applications, provide real-time insight into business metrics, and introduce efficiencies for customers, suppliers, and partners.

•
Customer relationship management (CRM). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing by understanding our customers’ needs through interviews, requirement gathering sessions, call center analysis, developing an iterative prototype driven solution, and integrating the solution to legacy processes and applications.

•
Custom applications. We design, develop, implement, and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Our substantial experience with platforms including J2EE, .Net, and Open-source enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

•
Technology platform implementations. We design, develop, and implement technology platform implementations that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications which extend enterprise technology assets to employees, customers, suppliers, and partners. Our platform services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services, and technology migrations.

•
Business intelligence. We design, develop, and implement business intelligence solutions that allow companies to interpret and act upon accurate, timely, and integrated information. Business intelligence solutions help our clients make more informed business decisions by classifying, aggregating, and correlating data into meaningful business information. Our business intelligence solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing, and business analytics and reporting.

•
Enterprise content management (ECM). We design, develop, and implement ECM solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning (ERP), customer relationship management, or legacy applications. Our ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration, and Enterprise Search.

•
Enterprise performance management (EPM). We design, develop, and implement EPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and IT infrastructures.

•
Business Process Management & Analysis. We design, develop, and implement business strategy solutions, technology roadmaps, competitor benchmarks, and current-state assessments. Our business consultants analyze existing initiatives, infrastructure, and investments and counsel our clients on how to leverage technology to achieve maximum return-on-investment and business impact.

•
Interactive Design. We design, develop, and implement interactive data solutions that provide our clients with a quality user experience, which ensures our clients will be able to achieve their goals easily and efficiently through expertise in custom multimedia design, information architecture, rich-media interfaces, and innovative interactive platforms such as Microsoft Surface and iPhone. We combine creative expertise, inspired ideas, and emerging technologies including social networking, collaboration tools, and multi-touch interfaces with broad vertical industry expertise to build rich, relevant, compelling business solutions. These end-to-end interactive design and technology solutions allow our clients to connect with their clients, employees, and partners, drive revenue, encourage people to work smarter, and innovate the way the world does business.

•
Maintenance and Support Offerings. We design, develop, and implement maintenance and support offerings for our clients who are interested in the ongoing support of applications.  These arrangements are typically structured on a fee retainer basis and provide a recurring revenue stream for Perficient.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

In addition to our technology solution services, we offer education and mentoring services to our clients. We conduct IBM- and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

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

•
Continue Making Disciplined Acquisitions. With the return to growth in 2010, we have resumed our disciplined acquisition strategy that was suspended in 2008.  This is evidenced by our acquisition of Kerdock in March and speakTECH in December.  The information technology consulting market is a fragmented industry and we believe there are a substantial number of smaller privately held information technology consulting firms that can be acquired and be accretive to our financial results. We have a track record of successfully identifying, executing, and integrating acquisitions that add strategic value to our business. Our established culture and infrastructure positions us to successfully integrate each acquired company, while continuing to offer effective solutions to our clients.

•
Expand and Enhance Our Industry Vertical Focus.  We have industry focused practices such as healthcare, communications, and consumer products.  The goal of these industry verticals is to recruit and retain consultants with specific industry expertise and to ‘mine’ and leverage the intellectual property we have as we serve clients within these industries.  Expanding these verticals will help us in terms of revenue generation as well as market expansion beyond our geographic and solution focused business units.

•
Expand Technical Skill and Geographic Base. We believe we have built one of the leading independent information technology consulting firms in the United States. We serve our customers from locations in 18 markets throughout North America and, in addition, we have billable employees who are part of “national” business units and travel extensively to serve clients primarily in North America and Europe. Our future growth plan includes expanding our business both organically and through acquisitions, with a primary focus on the United States.  This growth plan also includes expanding the technical skills we offer our clients as evidenced by our acquisition of Kerdock and speakTECH.  These acquisitions allow us to offer more specialized Oracle EPM and Microsoft SharePoint solutions.

•
Enhance Brand Visibility. Our focus on a core set of technology solutions, applications, and software platforms and a targeted customer and geographic market has given us brand visibility. In addition, we believe we have achieved the size necessary to enhance our visibility among prospective clients, employees, and software vendors. As we continue to grow our business, we intend to highlight to current and prospective customers our leadership in technology solutions and infrastructure software technology platforms.

•
Leverage Offshore Capabilities. Our solutions and services are primarily delivered at the customer site and require a significant degree of customer participation, interaction, and specialized technology expertise.  We can complement this with lower cost offshore technology colleagues to perform less specialized roles on our solution engagements, enabling us to fully leverage our United States colleagues while offering our clients a highly competitive blended average rate. We own and operate a CMMI Level 5 certified global development center in Hangzhou, China that is staffed with colleagues who provide offshore custom application development, quality assurance, and testing services and we have a relationship with an offshore development facility in Bitola, Macedonia. In addition to our offshore capabilities, we employ a substantial number of H1-B foreign nationals in the United States.  A recruiting and development facility in Chennai, India is maintained to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2010 we had 170 colleagues at the Hangzhou, China facility and 178 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

•
Invest in Our People and Culture. We have developed a culture built on teamwork, a passion for technology, and client service and a focus on cost control and the bottom line. As a people-based business, we continue to invest in the development of our colleagues and to provide them with entrepreneurial opportunities and career development and advancement. Our technology, business consulting, and project management ensure that client team best practices are being developed across the company and our recognition program rewards teams for implementing those practices. We believe this results in a team of motivated colleagues with the ability to deliver high-quality and high-value services for our clients.

•
Leverage Existing and Pursue New Strategic Alliances. We intend to continue to develop alliances that complement our core competencies. Our alliance strategy is targeted at leading business advisory companies and technology providers and allows us to take advantage of compelling technologies in a mutually beneficial and cost-competitive manner. Many of these relationships, and in particular IBM, result in our partners, their clients, or clients using IBM platforms; utilizing us as the services firm of choice.

Sales and Marketing

As of December 31, 2010, we had a 36 person direct solutions-oriented sales force. Our sales team is experienced and connected through a common services portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology colleagues best suited to address a particular prospective client’s needs. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 82% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 22 dedicated sales support employees, 18 general managers and three vice-presidents who are engaged in the sales and marketing efforts.

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

We have sales and marketing partnerships with software vendors including IBM, Oracle, Microsoft, TIBCO, and Documentum. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

 Clients

During the year ended December 31, 2010, we provided services to 481 customers. No one customer provided more than 10% of our total revenues in 2010, 2009 or 2008.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	boutique consulting firms such as Prolifics and Avanade;
•	national consulting firms, such as Accenture, Deloitte Consulting, and Sapient;
•	in-house professional services organizations of software companies; and
•	offshore providers such as Infosys Technologies Limited and Wipro Limited.

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

Some of our competitors have longer operating histories, larger client bases, and greater name recognition; and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2010, we had 1,088 colleagues, 924 of which were billable (excludes 185 billable subcontractors) and 164 which were involved in sales, administration, and marketing. None of our colleagues are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our colleagues.

Recruiting. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions.

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

Retention. We believe that our focus on a core set of business-driven technology solutions, applications, and software platforms and our commitment to career development through continued training and advancement opportunities makes us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology colleagues have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology colleagues in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our colleagues with assessing their skills and developing a detailed action plan for guiding their career development.

Training. To ensure continued development of our technical staff, we place a priority on training. We offer extensive training for our colleagues around industry-leading technologies. We utilize our education practice to provide continuing education and professional development opportunities for our colleagues.

Compensation. Our employees have a compensation model that includes base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenues generated, utilization, profit, and personal skills growth.  Senior level employees are eligible to receive restricted stock awards, which generally vest ratably over a minimum three year period.

Company Wide Practice (CWP) Leaders. Our CWP leadership performs a critical role in maintaining our technology leadership. Consisting of key employees from several practice areas, the CWP leadership assesses new technologies, partnership opportunities, and serves as lead internal subject matter experts for their respective domain. The CWP leaders also coordinate thought leadership activities, including white paper authorship and publication and speaking engagements by our colleagues. Finally, the CWP team identifies services opportunities between and among our strategic partners’ products, oversees our quality assurance programs, and assists in acquisition-related technology due diligence.

Culture

The Perficient Promise. We have developed the “Perficient Promise,” which consists of the following six simple commitments our colleagues make to each other:

•	we believe in long-term client and vendor relationships built on investment in innovative solutions, delivering more value than the competition, and a commitment to excellence;
•	we believe in growth and profitability and building meaningful scale;
•	we believe each of us is ultimately responsible for our own career development and has a commitment to mentor others;
•	we believe that Perficient has an obligation to invest in our consultants’ training and education;
•	we believe the best career development comes on the job; and
•	we love challenging new work opportunities.

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

You should carefully consider the following risk factors together with the other information contained in or incorporated by reference into this annual report before you decide to buy our common stock. If any of these risks actually occur, our business, financial condition, operating results, or cash flows could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment.

Risks Related to Our Business

Prolonged economic weakness, particularly in the middleware, software, and services market, could adversely affect our business, financial condition, and results of operations.

Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the United States (“U.S.”) and worldwide.  For example, the general worldwide economic downturn in 2008 and 2009 reduced demand for our services and caused clients to request additional price concessions.  Changes in economic conditions could cause our clients to delay or cancel information technology projects, reduce their overall information technology budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins.  On-going economic uncertainties also affect our business in a number of other ways, making it more difficult to accurately forecast and plan our future business activities.  Specifically, if we are unable to forecast client demand for our services accurately, we might be unable to effectively plan for or respond to economic changes.  This could result, for example, in not having the appropriate personnel where they are needed, and could have a significant negative impact on our results of operations.  Any of these economic conditions could have a material adverse effect on our results of operations.

The market for the information technology consulting services we provide is competitive, has low barriers to entry, and is becoming increasingly consolidated, which may adversely affect our market position.

The market for the information technology consulting services we provide is competitive, rapidly evolving, and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners, that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

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

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with regional and national information technology consulting firms and, to a limited extent, offshore service providers and in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and potential vendor relationships, greater financial resources, sales and marketing organizations, market penetration, and research and development capabilities, as well as broader product offerings, greater market presence, and name recognition. We may face increasing competitive pressures from these competitors. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenues, or generate net income.

In recent years, there has been consolidation in our industry and we expect that there will be additional consolidation in the future. As a result of this consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a negative effect on our marketing, distribution and reselling relationships, pricing of services and products, and our product development budget and capabilities. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

Our business will suffer if we do not keep up with rapid technological change, evolving industry standards, or changing customer requirements.

Rapidly changing technology, evolving industry standards, and changing customer needs are common in the software and services market. We expect technological developments to continue at a rapid pace in our industry. Technological developments, evolving industry standards and changing customer needs could cause our business to be rendered obsolete or non-competitive, especially if the market for the core set of business-driven technology solutions and software platforms in which we have expertise does not grow or if such growth is delayed due to market acceptance, economic uncertainty, or other conditions. Accordingly, our success will depend, in part, on our ability to:

•	continue to develop our technology expertise;
•	enhance our current services;
•	develop new services that meet changing customer needs;
•	advertise and market our services; and
•	influence and respond to emerging industry standards and other technological changes.

Our success will depend on our ability to accomplish all of these tasks in a timely and cost-effective manner. We might not succeed in effectively doing any of these tasks, and our failure to succeed could have a material and adverse effect on our business, financial condition, or results of operations, including materially reducing our revenues and operating results.

Our results of operations could materially suffer if we are not able to obtain favorable pricing.

If we are not able to obtain favorable pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	general economic and political conditions;
•	our ability to differentiate, and/or clearly convey the value of, our services;
•
the pricing practices of our competitors, including the aggressive use by our competitors of offshore resources to provide lower-cost service delivery capabilities, or the introduction of new services or products by our competitors;

•	our clients’ desire to reduce their costs;
•	our ability to charge higher prices where market demand or the value of our services justifies it;
•	our ability to accurately estimate, attain, and sustain contract revenues, margins, and cash flows over long contract periods; and
•	procurement practices of clients and their use of third-party advisors.

International operations subject us to additional political and economic risks that could have an adverse impact on our business.

We maintain a global development center in Hangzhou, China and a technology consulting recruiting and development facility in Chennai, India. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

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

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 19% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting and development facility in Chennai, India to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

We may not be able to attract and retain information technology consulting professionals, which could affect our ability to compete effectively.

Our success depends, in large part, upon our ability to attract, train, retain, motivate, manage, and effectively utilize highly skilled information technology consulting professionals. There is often considerable competition for qualified personnel in the information technology services industry. Additionally, our technology colleagues are primarily at-will employees. We also use independent subcontractors where appropriate to supplement our employee capacity. Failure to retain highly skilled technology professionals or hire qualified independent subcontractors would impair our ability to adequately manage staff and implement our existing projects and to bid for or obtain new projects, which in turn would adversely affect our operating results.

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

Our professional services agreements with clients are, in most cases, terminable on 10 to 30 days notice. A client may choose at any time to use another consulting firm, choose to perform services we provide through their own internal resources, choose not to retain us for additional stages of a project that involves multiple stages, or try to renegotiate the terms of its contract or cancel or delay additional planned work.  Terminations, cancellations, or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, and changes in client strategies, the economy, or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to replace, or it may take significant time to replace, the lost revenue with other work or eliminated associated costs.  Consequently, our results of operations in subsequent periods could be materially lower than expected. Additionally, termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Perficient brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, competitors, vendors, as well as members of the investment community and the media. There is a risk that negative information could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our efforts with regard to the recruitment and retention of employees and subcontractors. Damage to our reputation could also reduce the value and effectiveness of the Perficient brand name and could reduce investor confidence in us, materially adversely affecting our share price.

We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability, and damage to our reputation.

We may face potential liability to customers if our customers’ systems fail.

Our technology solutions are often critical to the operation of our customers’ businesses and provide benefits that may be difficult to quantify. If one of our customers’ systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, a given insurer might disclaim coverage as to any future claims. Due to the nature of our business, it is possible that we will be sued in the future. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases, the imposition of large deductible, or co-insurance requirements, our business and financial results could suffer.

Our services may infringe upon the intellectual property rights of others.

We cannot be sure that our services do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us.  These claims may harm our reputation, cause our management to expend significant time in connection with any defense, and cost us money.  We may be required to indemnify clients for any expense or liabilities they incur resulting from claimed infringement and these expenses could exceed the amounts paid to us by the client for services we have performed.  Any claims in this area, even if won by us, can be costly, time-consuming, and harmful to our reputation.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, and other contractual arrangements to protect our intellectual property rights. The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

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

We negotiate fees with our clients utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skillsets and competencies. There is a risk that we will under-price our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

Large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors, and service providers to meet their project obligations in a timely manner, as well as on our effective oversight of their performance. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. If our subcontractors or these third parties fail to deliver their contributions on time or at all or if their contributions do not meet project requirements or require us to incur unanticipated costs to meet these requirements, then our ability to perform could be adversely affected and we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability, or cash flow.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing focus on our offshore capabilities. As we increase the number of our colleagues and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency, and our profitability could be negatively affected.

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

If we are unable to collect our receivables or unbilled services, our results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations, financial condition, and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

Our ability to operate profitably with positive cash flows depends partially on how effectively we manage our expected future growth. In order to create the additional capacity necessary to accommodate an increase in demand for our services, we may need to implement new or upgraded operational and financial systems, procedures and controls, open new offices, and hire additional colleagues. Implementation of these new or upgraded systems, procedures, and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices (including international locations) or the hiring of additional colleagues may result in idle or underutilized capacity. We continually assess the expected capacity and utilization of our offices and colleagues. We may not be able to achieve or maintain optimal utilization of our offices and colleagues. If demand for our services does not meet our expectations, our revenues and cash flows may not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.

Our quarterly operating results may be volatile and may cause our stock price to fluctuate.

Our quarterly revenues, expenses, and operating results have varied in the past and could vary in the future, which could lead to volatility in our stock price. In addition, many factors affecting our operating results are outside of our control, such as:

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

Our software revenues may fluctuate quarterly and be higher in the fourth quarter of a given year as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. This seasonal trend may materially affect our quarter-to-quarter revenues, margins, and operating results.

Our services gross margins are subject to fluctuations as a result of variances in utilization and billing rates.

Our services gross margins are affected by trends in the utilization rate of our colleagues, defined as the percentage of our colleagues’ time billed to customers divided by the total available hours in a period, and in the billing rates we charge our clients. Our operating expenses, including salary, rent, and administrative expenses, are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

The average billing rates for our services may decline due to rate pressures from significant customers and other market factors, including innovations and average billing rates charged by our competitors. If there is a sustained downturn in the U.S. economy or in the information technology services industry, rate pressure may increase. Also, our average billing rates will decline if we acquire companies with lower average billing rates than ours. To sell our products and services at higher prices, we must continue to develop and introduce new services and products that incorporate new technologies or high-performance features. If we experience pricing pressures or fail to develop new services, our revenues and gross margins could decline, which could harm our business, financial condition, and results of operations.

Many of our contracts include performance payments that link some of our fees to the attainment of performance or business targets. This could increase the variability of our revenues and margins.

Many of our contracts include performance clauses that require us to achieve agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could reduce our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. These provisions could increase the variability in revenues and margins earned on those contracts.

If we fail to complete fixed fee contracts within budget and on time, our results of operations could be adversely affected.

In 2010, approximately 13% of our services revenues were earned from engagements performed on a fixed fee basis, rather than on a time and materials basis. Under these contractual arrangements, we bear the risk of cost overruns, completion delays, wage inflation, and other cost increases. If we fail to accurately estimate the resources and time required to complete a project or fail to complete our contractual obligations within the scheduled timeframe, our results of operations could be adversely affected. We cannot guarantee that we will price these contracts appropriately in the future, which may result in losses.

We may not be able to maintain profitability.

Although we have been profitable for the past seven years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future and in fact could experience decreased profitability. If we fail to meet public market analysts’ and investors’ expectations, the price of our common stock will likely fall.

Changes in our level of taxes, and tax audits, investigations and proceedings, could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and judgment is required in determining our corporate provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our judgments. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws. Furthermore, changes in tax laws, treaties, or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.

Pursuing and completing potential acquisitions could divert management's attention and financial resources and may not produce the desired business results.

If we pursue any acquisition, our management could spend a significant amount of time and financial resources to pursue the potential acquisition. To pay for an acquisition, we might use capital stock, cash, or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash or debt financing, our financial liquidity may be reduced and the interest on any debt financing could adversely affect our results of operations. From an accounting perspective, an acquisition that does not perform as well as originally anticipated may involve amortization or the impairment of significant amounts of intangible assets that could adversely affect our results of operations.

Despite the investment of these management and financial resources, and completion of due diligence with respect to these efforts, an acquisition may not produce the anticipated revenues, earnings, or business synergies for a variety of reasons, including:

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

These difficulties could disrupt our ongoing business, distract our management and colleagues, increase our expenses, and materially and adversely affect our results of operations.

We may not be successful at identifying, acquiring, or integrating other businesses.

We have resumed our disciplined acquisition strategy designed to enhance our capabilities, expand in emerging markets or develop new services and solutions. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire. We might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. We might not achieve our expected return on investment, or may lose money. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

Risks Related to Ownership of Our Common Stock

Our stock price has been volatile and may continue to fluctuate widely.

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PRFT.” Our common stock price has been volatile and may continue to fluctuate widely as a result of announcements of new services and products by us or our competitors, quarterly variations in operating results, the gain or loss of significant customers, and changes in public market analysts’ estimates and market conditions for information technology consulting firms and other technology stocks in general.

We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives. In addition, depending on market conditions, liquidity requirements, and other factors, from time to time we consider accessing the capital markets. These events may also affect the market price of our common stock.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 26% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of our company.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We had unrestricted cash, cash equivalents, and investments totaling $26 million and a borrowing capacity of $50 million, and a commitment to increase our borrowing capacity by $25 million, at December 31, 2010.  We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the voting securities held by our officers, directors, and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws, and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these provisions may also discourage acquisition proposals, or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive operations are located in St. Louis, Missouri where we have leased approximately 5,100 square feet for these functions. We lease 31 offices in major markets throughout North America, China, and India. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

We are involved from time to time in various legal proceedings arising in the ordinary course of business.  Although the outcome of lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect any currently pending matters to have a material adverse effect on the financial position, results of operations, or cash flows of our company.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2009.

	High	Low
Year Ending December 31, 2010:
First Quarter	$12.01	$8.50
Second Quarter	12.99	8.91
Third Quarter	9.71	8.21
Fourth Quarter	13.00	9.17

Year Ending December 31, 2009:
First Quarter	$5.71	$3.10
Second Quarter	7.44	5.12
Third Quarter	8.64	6.31
Fourth Quarter	9.50	7.73

On February 28, 2011, the last reported sale price of our common stock on The Nasdaq Global Select Market was $12.43 per share. There were approximately 296 stockholders of record of our common stock as of February 28, 2011, including 190 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included at Part III, Item 11 of this Form 10-K.

Unregistered Sales of Securities

Our acquisition of substantially all of the assets of Kerdock Consulting, LLC (“Kerdock”) in March 2010 included an earnings-based contingency, pursuant to which additional consideration could be realized by Kerdock if certain earnings-based requirements were met.  This contingency was achieved during 2010 and, as such, we paid the additional consideration on November 15, 2010.  In connection with this payment, we issued 108,173 unregistered shares of our common stock to Kerdock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to Kerdock in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Equity Securities

Prior to 2010, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock.  In 2010, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $50.0 million.  The repurchase program expires June 30, 2011.  While it is not our intention, the program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception in 2008, we have repurchased approximately $42.2 million of our outstanding common stock through December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2010	5,977,474	$6.82	5,977,474	$9,210,066
October 1-31, 2010	--	--	--	$9,210,066
November 1-30, 2010	50,000	11.25	50,000	$8,647,490
December 1-31, 2010	70,000	12.17	70,000	$7,795,387
Ending Balance as of December 31, 2010	6,097,474	$6.92	6,097,474

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2010, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of the two acquisitions in 2010, four acquisitions in 2007, and three acquisitions in 2006.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:			(In thousands)
Revenues	$214,952	$188,150	$231,488	$218,148	$160,926
Gross margin	$62,767	$48,333	$73,502	$75,690	$53,756
Selling, general and administrative	$45,477	$40,042	$47,242	$41,963	$32,268
Depreciation and amortization	$4,784	$5,750	$6,949	$6,265	$4,406
Acquisition costs	$993	$--	$--	$--	$--
Impairment of intangible assets	$--	$--	$1,633	$--	$--
Income from operations	$11,513	$2,541	$17,678	$27,462	$17,082
Net interest income (expense)	$163	$209	$528	$172	$(407)
Net other income (expense)	$72	$260	$(915)	$20	$174
Income before income taxes	$11,748	$3,010	$17,291	$27,654	$16,849
Net income	$6,480	$1,463	$10,000	$16,230	$9,567

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$24,008	$24,302	$22,909	$8,070	$4,549
Working capital	$47,632	$50,205	$56,176	$41,368	$24,859
Long-term investments	$2,254	$3,652	$--	$--	$--
Property and equipment, net	$2,355	$1,278	$2,345	$3,226	$1,806
Goodwill and intangible assets, net	$124,056	$111,773	$115,634	$121,339	$81,056
Total assets	$207,678	$184,810	$194,247	$189,992	$131,000
Current portion of long-term debt and line of credit	$--	$--	$--	$--	$1,201
Long-term debt and line of credit, less current portion	$--	$--	$--	$--	$137
Total stockholders' equity	$177,164	$168,348	$174,818	$165,562	$107,352

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading “Risk Factors” in this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient, Inc. or any persons acting on our behalf may issue.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third party software products. Our solutions include business analysis, portals and collaboration, business integration, user experience, enterprise content management, customer relationship management, interactive design, enterprise performance management, business process management, business intelligence, eCommerce, mobile platforms, custom applications, and technology platform implementations, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 13% of our services revenues for the year ended December 31, 2010 compared to 11% for the year ended December 31, 2009. For time and material projects, revenues are recognized and billed by multiplying the number of hours our colleagues expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our customers, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology colleagues.  Cost of revenues also includes the costs associated with subcontractors.  Third-party software and hardware costs, reimbursable expenses, and other unreimbursed project related expenses are also included in cost of revenues. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our customers. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our colleagues (defined as the percentage of our colleagues’ time billed to customers divided by the total available hours in the respective period), the salaries we pay our consulting colleagues, and the average billing rate we receive from our customers. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are primarily composed of sales related costs, general and administrative salaries, variable compensation costs, office costs, stock compensation expense, bad debts, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing customers and by accessing sales leads generated by our software vendors, most notably IBM, Oracle, and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March and speakTECH in December.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2010	2009	2008
Services revenues	86.1%	88.4%	89.6%
Software and hardware revenues	9.6	6.9	4.6
Reimbursable expenses	4.3	4.7	5.8
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	55.5	61.0	56.6
Software and hardware costs	8.4	6.2	3.7
Reimbursable expenses	4.3	4.7	5.7
Other project related expenses	2.6	2.4	2.2
Total cost of revenues	70.8	74.3	68.2
Services gross margin	32.6	28.2	34.4
Software and hardware gross margin	11.9	10.2	19.4
Total gross margin	29.2	25.7	31.8
Selling, general and administrative	21.2	21.3	20.4
Depreciation and amortization	2.2	3.0	3.0
Acquisition costs	0.5	0.0	0.0
Impairment of intangible assets	0.0	0.0	0.7
Income from operations	5.3	1.4	7.7
Net interest income	0.1	0.1	0.2
Net other income (expense)	0.0	0.1	(0.4)
Income before income taxes	5.4	1.6	7.5
Provision for income taxes	2.5	0.8	3.2
Net income	2.9%	0.8%	4.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Total revenues increased 14% to $215.0 million for the year ended December 31, 2010 from $188.2 million for the year ended December 31, 2009.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**
Services Revenues	$185,173	$166,397	$18,776	$7,956	$10,820
Software and Hardware Revenues	20,556	12,968	7,588	1,667	5,921
Reimbursable Expenses	9,223	8,785	438	470	(32)
Total Revenues	$214,952	$188,150	$26,802	$10,093	$16,709

*Defined as companies acquired during 2010; no companies were acquired in 2009.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 11% to $185.2 million for the year ended December 31, 2010 from $166.4 million for the year ended December 31, 2009.  The increase in services revenues is due to an increase in demand for our services and the acquisition of Kerdock and speakTECH.  Services revenues attributable to our base business increased $10.8 million while services revenues attributable to acquired companies increased $8.0 million, resulting in a total increase of $18.8 million.

Software and hardware revenues increased 59% to $20.6 million for the year ended December 31, 2010 from $13.0 million for the year ended December 31, 2009 due to an increase in the sale of new software licenses and renewals of software licenses. Reimbursable expenses increased 5% to $9.2 million for the year ended December 31, 2010 from $8.8 million for the year ended December 31, 2009 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 9% to $152.2 million for the year ended December 31, 2010 from $139.8 million for the year ended December 31, 2009.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in services revenues. The average number of colleagues performing services, including subcontractors, increased to 1,065 for the year ended December 31, 2010 from 1,028 for the year ended December 31, 2009.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin increased 30% to $62.8 million for the year ended December 31, 2010 from $48.3 million for the year ended December 31, 2009. Gross margin as a percentage of revenues increased to 29.2% for the year ended December 31, 2010 from 25.7% for the year ended December 31, 2009 primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 32.6% or $60.3 million for the year ended December 31, 2010 from 28.2% or $47.0 million for the year ended December 31, 2009.  The increase in services gross margin is primarily a result of higher utilization and management’s continued efforts to manage the cost structure.  The average utilization rate of our colleagues, excluding subcontractors, increased to 81% for the year ended December 31, 2010 compared to 75% for the year ended December 31, 2009. The average bill rate for our colleagues, excluding subcontractors, remained flat at $106 per hour for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The average bill rate for our colleagues, excluding subcontractors and offshore employees, increased to $119 for the year ended December 31, 2010 from $114 for the year ended December 31, 2009.  Software and hardware gross margin increased to 11.9% or $2.4 million for the year ended December 31, 2010 from 10.2% or $1.3 million for the year ended December 31, 2009.  The increase in software and hardware margin is directly related to the increase in higher margin software and hardware sales during 2010.

Selling, General and Administrative. SG&A expenses increased 14% to $45.5 million for the year ended December 31, 2010 from $40.0 million for the year ended December 31, 2009 due primarily to fluctuations in expenses as detailed in the following table:

Increase
Selling, General and Administrative Expense	(in millions)
Bonus expense	$1.9
Stock compensation expense	1.5
Bad debt expense	0.5
Recruiting expense	0.5
Salary expense	0.4
Sales-related costs	0.3
Other	0.4
Net increase	$5.5

SG&A expenses, as a percentage of revenues, decreased slightly to 21.2% for the year ended December 31, 2010 from 21.3% for the year ended December 31, 2009.  Bonus and stock compensation expense increased as a percentage of revenues compared to the prior year period as a result of achieving the company-wide performance goals and the separation of the Chairman of the Board, respectively. These increases were offset by a decrease in sales-related costs and salary expenses as a percentage of revenues. These decreases were primarily related to management’s continued efforts to manage the cost structure.

Depreciation. Depreciation expense decreased 44% to $0.8 million for the year ended December 31, 2010 from $1.5 million for the year ended December 31, 2009. The decrease in depreciation expense is mainly attributable to various assets becoming fully depreciated and the modification of the estimated useful life of computer hardware from two to three years in first quarter of 2010.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.4% and 0.9% for the year ended December 31, 2010 and 2009, respectively.

Amortization. Amortization expense decreased 7% to $4.0 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009 due to the completion of amortization of certain acquired intangible assets during 2009 and 2010, partially offset by the addition of amortization related to acquired intangible assets.

Acquisition Costs. Acquisition-related costs of $1.0 million were incurred during 2010 related to the acquisition of Kerdock and speakTECH.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Net Interest Income. We had interest income of $163,000, net of interest expense, for the year ended December 31, 2010, compared to interest income of $209,000, net of interest expense, for the year ended December 31, 2009.  Net interest income in 2009 included interest received on the outstanding balance of a client note receivable.

Net Other Income or Expense. We had other income of $72,000, net of other expense, for the year ended December 31, 2010 compared to other income of $260,000, net of other expense, for the year ended December 31, 2009.  Net other income during 2009 was primarily related to government incentives received by our China operations.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 44.8% for the year ended December 31, 2010 from 51.4% for the year ended December 31, 2009. The decrease in the effective rate is due primarily to the effect of state taxes and permanent items over a larger income base and larger earnings in certain nontaxable foreign jurisdictions.

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

Cost of Revenues. Cost of revenues decreased 12% to $139.8 million for the year ended December 31, 2009 from $158.0 million for the year ended December 31, 2008.  The decrease in cost of revenues is directly related to the decrease in revenues and management’s efforts in managing costs, primarily headcount. The average number of colleagues performing services, including subcontractors, decreased to 1,028 for the year ended December 31, 2009 from 1,165 for the year ended December 31, 2008.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin decreased 34% to $48.3 million for the year ended December 31, 2009 from $73.5 million for the year ended December 31, 2008. Gross margin as a percentage of revenues decreased to 25.7% for the year ended December 31, 2009 from 31.8% for the year ended December 31, 2008 primarily due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to 28.2% or $47.0 million for the year ended December 31, 2009 from 34.4% or $71.4 million for the year ended December 31, 2008.  The decrease in services gross margin is primarily a result of lower utilization due to the decreased demand for information technology services.  The average utilization rate of our colleagues, excluding subcontractors, decreased to 75% for the year ended December 31, 2009 compared to 79% for the year ended December 31, 2008. The average bill rate for our colleagues, excluding subcontractors, decreased to $106 per hour for the year ended December 31, 2009 from $109 per hour for the year ended December 31, 2008, primarily due to competition in the marketplace and increased usage of China offshore resources.   Software and hardware gross margin decreased to 10.2% or $1.3 million for the year ended December 31, 2009 from 19.4% or $2.1 million for the year ended December 31, 2008.  Software revenues have increased while margin is down primarily due to the competition in the marketplace causing lower margin software sales.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2010	2009	2008
Cash, cash equivalents, and investments	$26.3	$28.0	$22.9
Working capital (including cash and cash equivalents)	$47.6	$50.2	$56.2
Amounts available under credit facilities	$50.0	$50.0	$49.9

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $18.7 million compared to $22.6 million and $25.1 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2010, the components of operating cash flows were net income of $6.5 million plus non-cash charges of $14.3 million, partially offset by investments in working capital of $2.1 million.  The primary components of operating cash flows for the year ended December 31, 2009 were net income of $1.5 million plus non-cash charges of $15.0 million and net working capital reductions of $6.1 million.  The primary components of operating cash flows for the year ended December 31, 2008 were net income of $10.0 million plus non-cash charges of $15.0 million and net working capital reductions of $0.1 million.  Lower accounts receivable balances due to decreased revenue during 2009 caused a decline in net cash provided by operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Our days sales outstanding as of December 31, 2010 remained flat at 73 days days compared to December 31, 2009 and increased from 71 days at December 31, 2008.

Net Cash Used in Investing Activities

For the year ended December 31, 2010, we used $4.3 million in cash to purchase investments, $4.9 million for the purchase of Kerdock and speakTECH, and $1.3 million in cash to purchase equipment and develop software.  For the year ended December 31, 2009, we used $10.0 million in cash to purchase investments and $0.7 million in cash to purchase equipment and develop software.  For the year ended December 31, 2008, we used $0.8 million in cash to pay certain acquisition-related costs and $1.5 million in cash to purchase equipment and develop software.

Net Cash Provided By Financing Activities

During the year ended December 31, 2010, we received proceeds of $1.5 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.5 million related to vesting of stock awards and stock option exercises.  We used $1.9 million to settle the contingent consideration for the purchase of Kerdock and $14.7 million to repurchase shares of our common stock through the stock repurchase program.  For the year ended December 31, 2009, we received proceeds of $1.0 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $0.6 million related to vesting of stock awards and stock option exercises.  We used $18.4 million to repurchase shares of our common stock through the stock repurchase program.  For the year ended December 31, 2008, we made payments of $0.4 million in fees to establish our new credit facility.  We received proceeds of $0.9 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $0.7 million related to vesting of stock awards and stock option exercises.  We used $9.2 million to repurchase shares of our common stock through the stock repurchase program.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on December 31, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.26% on December 31, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2010, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of December 31, 2010, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2010, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock.  In 2010, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $50.0 million.  The repurchase program expires June 30, 2011.

We established a written trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which we made a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.

Since the program’s inception in 2008, we have repurchased approximately $42.2 million of our outstanding common stock through December 31, 2010.

Lease Obligations

During 2009 and 2010, we vacated certain office space as part of ongoing cost reduction initiatives.  We subleased some of the vacated office space.  The accounting for costs associated with the abandonment of office space was calculated using the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 420-10, Exit or Disposal Cost Obligations.  A liability of approximately $0.2 million for lease abandonment costs was recorded as of December 31, 2010.  The lease abandonment costs were classified as “Selling, general and administrative” expense in our Consolidated Statement of Operations.

There were no other material changes outside the ordinary course of business in lease obligations or other contractual obligations in 2010 as disclosed in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock may be sold under this registration statement if we choose to do so.  The shelf registration will expire in July 2011.

Contractual Obligations

We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$6,057	$2,451	$2,482	$942	$182
Total	$6,057	$2,451	$2,482	$942	$182

See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements for information related to our obligations for taxes.

Conclusion

If our capital is insufficient to fund our activities in either the short- or long-term, we may need to raise additional funds. In the ordinary course of business, we may engage in discussions with various persons in connection with additional financing. If we raise additional funds through the issuance of equity securities, our existing stockholders’ percentage ownership will be diluted. These equity securities may also have rights superior to our common stock. Additional debt or equity financing may not be available when needed or on satisfactory terms. If adequate funds are not available on acceptable terms, we may be unable to expand our services, respond to competition, pursue acquisition opportunities, or continue our operations.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on our role as a principal in the transaction.  On rare occasions, we enter into a transaction where we are not the principal.  In these cases, revenue is recorded on a net basis.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. Our policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with ASC Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and software or hardware, we evaluate whether the services are essential to the functionality of the software or hardware and whether there is objective fair value evidence for each deliverable in the transaction. If we conclude the services to be provided are not essential to the functionality of the software or hardware and we can determine objective fair value evidence for each deliverable of the transaction, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria. We may provide multiple services under the terms of an arrangement and are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client’s inability to make contractual payments, historical experience and other currently available information. Billed and unbilled receivables that are specifically identified as being at risk are provided for with a charge to revenue or bad debts as appropriate in the period the risk is identified. Considerable judgment is used in assessing the ultimate realization of these receivables, including reviewing the financial stability of the client, evaluating the successful mitigation of service delivery disputes, and gauging current market conditions. If the evaluation of service delivery issues or a client’s ability to pay is incorrect, future reductions to revenue or bad debt expense may be incurred.

Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), we perform an annual impairment test of goodwill. We evaluate goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach.  The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment.

Our annual goodwill impairment test was performed as of October 1, 2010.  Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

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

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade name, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from seven months to eight years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade name, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Purchase Accounting

We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments require significant judgments and estimates that can change materially as additional information becomes available. The purchase price is allocated to intangibles based on our estimate and an independent valuation. We finalize the purchase price allocation within twelve months of the acquisition date as certain initial accounting valuation estimates are finalized.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except operating lease commitments as disclosed in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates.  We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2010, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, and investments totaling $26.3 million at December 31, 2010 and $28.0 million at December 31, 2009.  The cash equivalents consist of commercial paper and time deposits, and the investments consist of corporate bonds, commercial paper, U.S. treasury bills, and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$12,707	$17,975
Short-term investments	11,301	6,327
Total cash, cash equivalents, and short-term investments	24,008	24,302
Accounts receivable, net of allowance for doubtful accounts of $228 in 2010 and $315 in 2009	48,496	38,244
Prepaid expenses	1,270	1,258
Other current assets	2,584	1,534
Total current assets	76,358	65,338
Long-term investments	2,254	3,652
Property and equipment, net	2,355	1,278
Goodwill	115,227	104,168
Intangible assets, net	8,829	7,605
Other non-current assets	2,655	2,769
Total assets	$207,678	$184,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,072	$3,657
Other current liabilities	22,654	11,476
Total current liabilities	28,726	15,133
Other non-current liabilities	1,788	1,329
Total liabilities	$30,514	$16,462

Commitments and contingencies (see Note 12)		--

Stockholders’ equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 33,373,410 shares issued and 27,275,936 shares outstanding as of December 31, 2010; 31,621,089 shares issued and 27,082,569 shares outstanding as of December 31, 2009)	$33	$32
Additional paid-in capital	224,966	208,003
Accumulated other comprehensive loss	(225)	(273)
Treasury stock, at cost (6,097,474 shares as of December 31, 2010; 4,538,520 shares as of December 31, 2009)	(42,205)	(27,529)
Accumulated deficit	(5,405)	(11,885)
Total stockholders’ equity	177,164	168,348
Total liabilities and stockholders’ equity	$207,678	$184,810

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Year Ended December 31,
	2010	2009	2008
Revenues:	(In thousands, except share and per share information)
Services	$185,173	$166,397	$207,480
Software and hardware	20,556	12,968	10,713
Reimbursable expenses	9,223	8,785	13,295
Total revenues	214,952	188,150	231,488
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	119,304	114,877	131,019
Software and hardware costs	18,108	11,641	8,639
Reimbursable expenses	9,223	8,785	13,295
Other project related expenses	5,550	4,514	5,033
Total cost of revenues	152,185	139,817	157,986

Gross margin	62,767	48,333	73,502

Selling, general and administrative	45,477	40,042	47,242
Depreciation	830	1,483	2,139
Amortization	3,954	4,267	4,810
Acquisition costs	993	--	--
Impairment of intangible assets	--	--	1,633
Income from operations	11,513	2,541	17,678

Net interest income	163	209	528
Net other income (expense)	72	260	(915)
Income before income taxes	11,748	3,010	17,291
Provision for income taxes	5,268	1,547	7,291

Net income	$6,480	$1,463	$10,000

Basic net income per share	$0.24	$0.05	$0.34
Diluted net income per share	$0.23	$0.05	$0.33
Shares used in computing basic net income per share	26,856,481	27,538,300	29,412,329
Shares used in computing diluted net income per share	28,303,547	28,558,160	30,350,616

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	Common	Common	Additional	Accumulated Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2007	29,423	$29	$188,998	$(117)	$--	$(23,348)	$165,562
Acquisition purchase accounting adjustments	(19)	--	(290)	--	--	--	(290)
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	367	1	922	--	--	--	923
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(922)	--	--	--	(922)
Stock compensation related to restricted stock vesting and retirement savings plan contributions	579	--	8,945	--	--	--	8,945
Purchases of treasury stock	(1,848)	--	--	--	(9,179)	--	(9,179)
Foreign currency translation adjustment	--	--	--	(221)	--	--	(221)
Net income	--	--	--	--	--	10,000	10,000
Total comprehensive income	--	--	--	--	--	--	9,779
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	298	1	974	--	--	--	975
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(459)	--	--	--	(459)
Stock compensation related to restricted stock vesting and retirement savings plan contributions	973	1	9,835	--	--	--	9,836
Purchases of treasury stock	(2,690)	--	--	--	(18,350)	--	(18,350)
Net unrealized loss on investments	--	--	--	(5)	--	--	(5)
Foreign currency translation adjustment	--	--	--	70	--	--	70
Net income	--	--	--	--	--	1,463	1,463
Total comprehensive income	--	--	--	--	--	--	1,528
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	381	--	1,468	--	--	--	1,468
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,038	--	--	--	1,038
Stock compensation related to restricted stock vesting and retirement savings plan contributions	920	1	10,830	--	--	--	10,831
Purchases of treasury stock	(1,559)	--	--	--	(14,676)	--	(14,676)
Issuance of stock for acquisitions	451	--	3,627	--	--	--	3,627
Net unrealized gain on investments	--	--	--	25	--	--	25
Foreign currency translation adjustment	--	--	--	23	--	--	23
Net income	--	--	--	--	--	6,480	6,480
Total comprehensive income	--	--	--	--	--	--	6,528
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES		(In thousands)
Net income	$6,480	$1,463	$10,000
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	830	1,483	2,139
Amortization	3,954	4,267	4,810
Impairment of intangible assets	--	--	1,633
Deferred income taxes	205	(18)	(1,769)
Non-cash stock compensation and retirement savings plan contributions	10,831	9,836	8,945
Tax benefit from stock option exercises and restricted stock vesting	(1,531)	(583)	(700)
Adjustment to fair value of contingent consideration for purchase of business	(4)	--	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	(5,491)	9,427	3,081
Other assets	1,626	(342)	(568)
Accounts payable	642	(884)	399
Other liabilities	1,189	(2,086)	(2,824)
Net cash provided by operating activities	18,731	22,563	25,146

INVESTING ACTIVITIES
Purchase of investments	(4,252)	(9,984)	--
Purchase of property and equipment	(1,161)	(415)	(1,320)
Capitalization of software developed for internal use	(160)	(311)	(185)
Cash paid for acquisitions and related costs	(4,941)	--	(836)
Net cash used in investing activities	(10,514)	(10,710)	(2,341)

FINANCING ACTIVITIES
Payments for credit facility financing fees	--	--	(420)
Payment of contingent consideration for purchase of business	(1,875)	--	--
Tax benefit from stock option exercises and restricted stock vesting	1,531	583	700
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,468	975	923
Purchases of treasury stock	(14,676)	(18,350)	(9,179)
Net cash provided by (used in) financing activities	(13,552)	(16,792)	(7,976)
Effect of exchange rate on cash and cash equivalents	67	5	10
Change in cash and cash equivalents	(5,268)	(4,934)	14,839
Cash and cash equivalents at beginning of period	17,975	22,909	8,070
Cash and cash equivalents at end of period	$12,707	$17,975	$22,909

Supplemental disclosures:
Cash paid for interest	$22	$50	$15
Cash paid for income taxes	$4,265	$1,831	$10,206
Non-cash activities:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$2,859	$--	$(290)
Stock issued for settlement of contingent consideration for purchase of business	$768	$--	$--
Estimated fair value of contingent consideration for purchase of business	$3,339	$--	$--

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.   Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. The Company designs, builds, and delivers solutions using a core set of middleware software products developed by third party vendors. The Company's solutions enable its clients to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

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

Revision of Previously Issued Financial Statements

During the third quarter of 2009, the Company identified a cash flow presentation adjustment related to the reversal of a deferred tax asset resulting from the exercise of stock options or vesting of stock awards.  The Company has determined the impact of the adjustment is not considered material to the consolidated results of operations, financial position, or cash flows for the year ended December 31, 2008.  The Company revised the previously issued Consolidated Statement of Cash Flows for the year ended December 31, 2008, as presented in this Form 10-K.

The revision decreased the “Net cash provided by operating activities” and decreased the “Net cash used in financing activities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2008 by approximately $1.6 million.  The adjustment had no impact on the Consolidated Balance Sheet or the Consolidated Statement of Operations for the year ended December 31, 2008.

Revenue Recognition and Allowance for Doubtful Accounts

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis based on the Company’s role as a principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements), and ASC Section 605-10-S99 (Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether the services are essential to the functionality of the software or hardware and whether it has objective fair value evidence for each deliverable in the transaction. If the Company has concluded that the services to be provided are not essential to the functionality of the software or hardware and it can determine objective fair value evidence exists for each deliverable of the transaction, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria. The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

Allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client’s inability to make contractual payments, historical experience, and other currently available information.

Cash and Cash Equivalents

Cash equivalents consist primarily of cash deposits and investments with original maturities of 90 days or less when purchased.

Investments

The Company invests a portion of its excess cash in short-term and long-term investments.  The short-term investments consist of U.S treasury bills, U.S. agency bonds, corporate bonds, and commercial paper with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of December 31, 2010).  At December 31, 2010, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10, Fair Value Measurements and Disclosures (“ASC Subtopic 820-10”).

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade name, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from seven months to eight years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade name, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

The Company will continue to monitor the trend of its stock price, other market indicators, and its operating results to determine whether there is a triggering event that may require the Company to perform an interim impairment test in the future and record impairment charges to earnings, which could adversely affect the Company’s financial results.

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes (“ASC Subtopic 740-10”), and ASC Section 740-10-25, Income Taxes – Recognition (“ASC Section 740-10-25”).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Subtopic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

Segment Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above.

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted ASC Topic 810, Consolidation (“ASC Topic 810”).  This statement changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance.  The adoption of ASC Topic 810 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted FASB Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods.  Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC Paragraph 350-30-50-2, General Intangibles Other than Goodwill – Disclosure (“ASC Paragraph 350-30-50-2”).  ASC Paragraph 350-30-50-2 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for ASC Topic 350’s entity-specific factors. The adoption of ASC Paragraph 350-30-50-2 did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2009, the Company adopted ASC Subtopic 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest (“ASC Subtopic 805-20”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under ASC Topic 805. Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, acquired contingencies should be accounted for using existing guidance.  ASC Subtopic 805-20 applies to business combinations for which the acquisition date is on or after January 1, 2009.

In June 2009, the FASB issued SFAS 168.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative. Effective July 1, 2009, the ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement was applied beginning in the third quarter of 2009.  All accounting references herein have been updated with ASC references.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

In October 2009, the FASB issued ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 605-25 on its financial statements; however, management does not believe that it will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to ASC Subtopic 985-605.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of ASC Subtopic 985-605 on its financial statements; however, management does not believe that it will have a material impact on the Company’s consolidated financial statements.

3.   Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2010	2009	2008
Net income	$6,480	$1,463	$10,000
Basic:
Weighted-average shares of common stock outstanding	26,856	27,538	29,338
Weighted-average shares of common stock subject to contingency (i.e. restricted stock)	--	--	74
Shares used in computing basic net income per share	26,856	27,538	29,412

Effect of dilutive securities:
Stock options	659	610	835
Warrants	7	6	6
Restricted stock subject to vesting	774	404	98
Shares issuable for acquisition consideration (1)	8	--	--
Shares used in computing diluted net income per share (2)	28,304	28,558	30,351

Basic net income per share	$0.24	$0.05	$0.34
Diluted net income per share	$0.23	$0.05	$0.33

(1)
Represents the shares held in escrow pursuant to the Merger Agreement with speakTECH as part of the consideration paid. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(2)
As of December 31, 2010, approximately 26,000 options for shares and 512,000 shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

4.   Investments and Fair Value Measurement

During 2009, the Company began investing a portion of its excess cash in short-term and long-term investments.  The short-term investments consist of U.S. treasury bills, U.S. agency bonds, corporate bonds, and commercial paper with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of December 31, 2010).  At December 31, 2010, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10.  As of December 31, 2010, gross accumulated unrealized gains and losses for these investments were immaterial.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Investments were classified as the following (in thousands):

	As of December 31, 2010	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Short-term investments:
U.S. treasury bills	$1,614	$1,614	$-	$-
U.S. agency bonds	2,031	-	2,031	-
Corporate bonds	7,077	-	7,077	-
Commercial paper	579	-	579	-
Long-term investments:
Corporate bonds	2,254	-	2,254	-
Total investments	$13,555	$1,614	$11,941	$-

Cash and cash equivalents	12,707
Total cash, cash equivalents, & investments	$26,262

Investments are generally classified as Level 1 or Level 2 because they are valued using quoted market prices in active markets, quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.  U.S. treasury bills are valued based on unadjusted quoted prices in active markets for identical securities.  The Company uses consensus pricing, which is based on multiple observable pricing sources, to value its investment in corporate bonds and U.S. agency bonds.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

5.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2010, a substantial portion of the services the Company provided were built on IBM, Oracle, Microsoft, and TIBCO platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors.  Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could result in the Company’s inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with no one customer providing more than 10% of total revenues during 2010, 2009 or 2008.

6.   Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986 (the “Code”). The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For 2010, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $2.5 million, $2.6 million, and $2.8 million of expense for the matching cash and Company stock contribution in 2010, 2009, and 2008, respectively.  All matching contributions vest over a three year period of service.

The Company has a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2010, the deferred compensation liability balance was $1.5 million compared to $1.1 million as of December 31, 2009.

7. Business Combinations

Acquisition of Kerdock Consulting, LLC (“Kerdock”)

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

The Company has estimated the total allocable purchase price consideration to be $5.3 million.  The purchase price estimate is comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.7 million representing the fair value of additional earnings-based contingent consideration.  The contingency was achieved during 2010 and as such, the Company accelerated the payment of the contingent consideration and paid $1.9 million in cash and issued stock worth $0.8 million in November 2010. The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.1
Acquired intangible assets	1.6
Liabilities assumed	(1.2)
Goodwill	2.8
Total purchase price	$5.3

The Company estimates that the intangible assets acquired have useful lives of nine months to five years.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

The amounts above represent the fair value estimates as of December 31, 2010 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of speakTECH

On December 10, 2010, the Company acquired speakTECH, pursuant to the terms of an Agreement and Plan of Merger.  speakTECH is located in Costa Mesa, California and is an interactive design firm and Microsoft National Systems Integrator partner.  The acquisition of speakTECH provides the Company with expertise in interactive design, social media, and collaboration consulting capabilities, as well as extends the Company’s presence in California and Texas.

The Company has estimated the total allocable purchase price consideration to be $9.4 million.  The purchase price estimate is comprised of $4.3 million in cash paid (includes $0.9 million in assumed shareholder debt) and $1.8 million of Company common stock issued at closing, increased by $3.3 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s interest holders 12 months after the closing date of the acquisition.  The first 40% of the earnings-based contingent consideration is to be paid in Company common stock while the remaining 60% is to be paid equally in cash and stock.  The contingent consideration is recorded in “Other current liabilities” on the Consolidated Balance Sheet as of December 31, 2010.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.0
Acquired intangible assets	3.3
Liabilities assumed	(7.2)
Goodwill	8.3
Total purchase price	$9.4

The Company estimates that the intangible assets acquired have useful lives of seven months to five years.

The amounts above represent the fair value estimates as of December 31, 2010 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

 The results of the Kerdock and speakTECH operations have been included in the Company’s consolidated financial statements since the acquisition date.  The amounts of revenue and net income of Kerdock and speakTECH included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2010 is as follows (in thousands):

Acquisition Date to December 31, 2010

Revenues	$10,093
Net income	$648

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with Kerdock and speakTECH for the years ended December 31, 2010 and 2009, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming these companies were acquired as of the beginning of each period presented. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2009 and January 1, 2010 or of future results of operations of the consolidated entities (in thousands):

	December 31,
	2010	2009
Revenues	$232,170	$208,466
Net income (loss)	$5,743	$(237)

8.   Goodwill and Intangible Assets

The Company performed its annual impairment test of goodwill as of October 1, 2010.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment.  Based on the test performed, the Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated.

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

Goodwill

Activity related to goodwill consisted of the following (in thousands):
	2010	2009
Balance, beginning of year	$104,168	$104,178
Preliminary purchase price allocations for acquisitions (Note 7)	11,059	--
Adjustments to preliminary purchase price allocations for acquisitions	--	(10)
Balance, end of year	$115,227	$104,168

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,543	$(12,169)	$7,374	$16,613	$(9,752)	$6,861
Non-compete agreements	1,031	(413)	618	683	(483)	200
Customer backlog	151	(100)	51	--	--	--
Trade name	169	(25)	144	--	--	--
Internally developed software	1,039	(397)	642	1,669	(1,125)	544
Total	$21,933	$(13,104)	$8,829	$18,965	$(11,360)	$7,605

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	4 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years
Trade name	1 - 3 years
Customer backlog	7 - 9 months

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2010, 2009, and 2008 was approximately $4.0 million, $4.3 million, and $4.8 million, respectively.  In addition, the Company recorded an impairment charge of $1.6 million related to customer relationships in 2008.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2011	$4,398
2012	$2,163
2013	$1,342
2014	$847
2015	$79
Thereafter	$--

9.   Stock-Based Compensation

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

A summary of changes in stock options during 2010, 2009, and 2008 is as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	2,379	$0.02 – 16.94	$4.44
Options granted	--	--	--
Options exercised	(338)	0.02 – 10.00	2.15	$2,726
Options canceled	(11)	0.50 – 13.25	7.57
Options outstanding at December 31, 2008	2,030	$0.03 – 16.94	$4.81

Options granted	--	--	--
Options exercised	(279)	0.10 – 7.48	3.04	$1,043
Options canceled	(47)	0.03 – 13.25	5.35
Options outstanding at December 31, 2009	1,704	$0.03 – 16.94	$5.08

Options granted	--	--	--
Options exercised	(369)	0.03 – 10.00	3.66	$2,480
Options canceled	(136)	1.01 – 16.94	13.53
Options outstanding at December 31, 2010	1,199	$0.03 – 9.19	$4.56	$9,514

Options vested, December 31, 2008	1,773	$0.03 – 16.94	$4.59
Options vested, December 31, 2009	1,532	$0.03 – 16.94	$4.95
Options vested, December 31, 2010	1,113	$0.03 – 9.19	$4.43	$8,983

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

The following is additional information related to stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.03 – 2.28	302,137	$1.65	1.68	302,137	$1.65
$2.77 – 4.40	300,532	$3.61	0.94	300,532	$3.61
$4.50 – 4.72	13,887	$4.63	2.02	13,887	$4.63
$6.31 – 9.19	582,143	$6.56	1.77	496,428	$6.61
$0.03 – 9.19	1,198,699	$4.56	1.54	1,112,984	$4.43

At December 31, 2010, 2009, and 2008, the weighted-average remaining contractual life of outstanding options was 1.54, 3.40, and 4.21 years, respectively.  Generally stock options have a maximum contractual term of ten years.

Restricted stock activity for the year ended December 31, 2010 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2010	3,133	$8.79
Awards granted	745	$10.42
Awards vested	(832)	$9.78
Awards canceled or forfeited	(440)	$8.64
Restricted stock awards outstanding at December 31, 2010	2,606	$8.97

The total fair value of restricted shares vesting during the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $6.7 million, and $2.3 million, respectively.

The Company recognized $10.8 million, $9.8 million, and $8.9 million of share-based compensation expense during 2010, 2009, and 2008, respectively, which included $0.9 million, $0.9 million, and $1.0 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2010, 2009, and 2008 was $3.8 million, $3.4 million, and $2.9 million, respectively. As of December 31, 2010, there was $17.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years. The Company’s average estimated forfeiture rate for share based awards for the year ended December 31, 2010 was 9%, which was calculated using historical forfeiture experience.  Generally restricted stock awards vest over a five year requisite service period.

At December 31, 2010, 1.2 million shares were reserved for future issuance upon exercise of outstanding options and 8,075 shares were reserved for future issuance upon exercise of outstanding warrants. The majority of the outstanding warrants expire in December 2011. At December 31, 2010, there were 2.6 million shares of restricted stock outstanding under the 1999 Plan and the Incentive Plan.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was initiated January 1, 2006 and is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2010, approximately 12,000 shares were purchased under the ESPP.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on December 31, 2010) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.26% on December 31, 2010) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2010, the Company had $50.0 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004 and the statute for review has passed for 2005 and 2006. As of December 31, 2010, the IRS has proposed no significant adjustments to any of the Company’s tax positions.  The Company was notified in January 2011 that its 2009 income tax return will be audited by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, the Company had no unrecognized tax benefits as of December 31, 2010 or 2009.

As of December 31, 2010, the Company had U.S. Federal tax net operating loss carry forwards of approximately $4.5 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$4,009	$1,173	$7,278
State	1,043	385	1,463
Foreign	11	7	(9)
Total current	5,063	1,565	8,732

Deferred:
Federal	192	(16)	(1,304)
State	13	(2)	(137)
Total deferred	205	(18)	(1,441)
Total provision for income taxes	$5,268	$1,547	$7,291

The components of pretax income for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$9,770	$2,995	$16,879
Foreign	1,978	15	412
Total	$11,748	$3,010	$17,291

For the year ended December 31, 2010, 2009, and 2008, foreign operations included Canada, China, and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities	$539	$426
Net operating losses	273	272
Bad debt reserve	260	118
	1,072	816
Valuation allowance	--	(13)
Net current deferred tax assets	$1,072	$803
Non-current deferred tax assets:
Net operating losses and capital loss	$1,407	$1,773
Fixed assets	183	599
Deferred compensation	2,785	1,988
Intangibles	456	678
Accrued liabilities	170	222
Foreign tax credits	--	253
Acquisition-related costs	152	--
Foreign earnings previously taxed	1,406	--
	6,559	5,513
Valuation allowance	--	(125)
Net non-current deferred tax assets	$6,559	$5,388

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

	December 31,
	2010	2009
Deferred tax liabilities:
Current deferred tax liabilities:
Deferred income	$53	$--
Prepaid expenses	363	367
Net current deferred tax liabilities	$416	$367
Non-current deferred tax liabilities:
Equity in undistributed foreign earnings	$1,363	$82
Deferred compensation	275	258
Goodwill and intangibles	5,338	4,217
Total non-current deferred tax liabilities	$6,976	$4,557

Net current deferred tax asset	$656	$436
Net non-current deferred tax asset (liability)	$(417)	$831

The Company established a valuation allowance in 2005 to offset a portion of the Company’s deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company’s earnings history and limitations on the utilization of acquired net operating losses.  During 2007, the Company released approximately $1.9 million of its valuation allowance after determining that the acquired net operating losses would be realized.  The remaining valuation allowance of $0.1 million was released during 2010.  Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  Management believes it is more likely than not that the Company will generate sufficient taxable income in future years to realize the benefits of its deferred tax assets, except for those deferred tax assets for which an allowance has been provided.  The Company’s net current deferred tax asset is included in other assets and the net non-current deferred tax liability is included in other non-current liabilities on the Consolidated Balance Sheet.

Changes to the valuation allowance are summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2010	2009	2008
Balance, beginning of year	$138	$140	$130
Additions (Reductions)	(138)	(2)	9
Additions (Reductions) from purchase accounting	--	--	1
Balance, end of year	$--	$138	$140

The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
Federal corporate statutory rate	34.2%	34.0%	35.0%
State taxes, net of federal benefit	5.7	8.4	4.5
Effect of foreign operations	(3.7)	--	--
Stock compensation	4.5	7.4	0.9
Non-deductible acquisition costs	1.7	--	--
Other	2.4	1.6	1.7
Effective income tax rate	44.8%	51.4%	42.1%

The effective income tax rate decreased to 44.8% for the year ended December 31, 2010 from 51.4% for the year ended December 31, 2009 primarily due to the effect of state taxes and permanent items over a larger income base and a larger benefit for certain nontaxable foreign income.

 PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

12.  Commitments and Contingencies

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2010 are as follows (in thousands):

Operating Leases
2011	$2,451
2012	1,424
2013	1,058
2014	681
2015	261
Thereafter	182
Total minimum lease payments	$6,057

Rent expense for the years ended December 31, 2010, 2009, and 2008 was approximately $2.5 million, $2.7 million, and $2.9 million, respectively.

13.  Balance Sheet Components

	December 31,
	2010	2009
	(In thousands)
Accounts and note receivable:
Accounts receivable	$33,406	$26,632
Unbilled revenues	15,318	11,927
Allowance for doubtful accounts	(228)	(315)
Total	$48,496	$38,244

Other current liabilities:
Accrued variable compensation	$8,456	$4,561
Estimated fair value of contingent consideration liability (Note 7)	3,339	--
Accrued subcontractor fees	2,631	1,847
Acquired liabilities	2,172	--
Payroll related costs	1,986	1,510
Deferred revenues	1,121	898
Accrued medical claims expense	810	703
Other current liabilities	2,139	1,957
Total	$22,654	$11,476

Other non-current liabilities:
Deferred compensation liability	$1,162	$1,104
Deferred income taxes	417	--
Other non-current liabilities	209	225
Total	$1,788	$1,329

Property and Equipment:
Computer hardware (useful life of 3 years)	$5,064	$4,724
Software (useful life of 1 year)	1,287	1,002
Leasehold improvements (useful life of 5 years)	1,159	1,016
Furniture and fixtures (useful life of 5 years)	1,160	1,409
Less: Accumulated depreciation	(6,315)	(6,873)
Total	$2,355	$1,278

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2010

14.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2010	2009	2008
Balance, beginning of year	$315	$1,497	$1,475
Charges (reductions) to expense	(68)	(448)	1,822
Additions (reductions) resulting from purchase accounting	--	--	(203)
Uncollected balances written off, net of recoveries	(19)	(734)	(1,597)
Balance, end of year	$228	$315	$1,497

15.  Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2010 and 2009. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Total revenues	$48,915	$55,460	$54,648	$55,929
Gross margin	$13,419	$16,952	$16,451	$15,945
Income from operations	$1,542	$3,240	$3,546	$3,185
Income before income taxes	$1,575	$3,303	$3,599	$3,271
Net income	$868	$2,051	$2,253	$1,308
Basic net income per share	$0.03	$0.08	$0.08	$0.05
Diluted net income per share	$0.03	$0.07	$0.08	$0.05

	Three Months Ended,
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Total revenues	$51,292	$44,929	$44,489	$47,440
Gross margin	$13,339	$11,703	$10,857	$12,434
Income (loss) from operations	$1,242	$56	$(294)	$1,537
Income (loss) before income taxes	$1,516	$228	$(282)	$1,548
Net income (loss)	$915	$(196)	$115	$629
Basic net income (loss) per share	$0.03	$(0.01)	$--	$0.02
Diluted net income (loss) per share	$0.03	$(0.01)	$--	$0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired Kerdock Consulting, LLC (Kerdock) and speakTECH during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Kerdock’s and speakTECH’s internal control over financial reporting associated with 9% and 4% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company as of December 31, 2010 also excluded an evaluation of the internal control over financial reporting of Kerdock and speakTECH.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
March 2, 2011

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company acquired Kerdock Consulting, LLC (“Kerdock”) and speakTECH in March and December of 2010, respectively. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In total, Kerdock and speakTECH represented 9% and 4% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2010. Excluding identifiable intangible assets and goodwill recorded in the business combination, Kerdock and speakTECH represented 2% of the Company’s total assets as of December 31, 2010.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2010 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	46	President and Chief Executive Officer
Kathryn J. Henely	46	Chief Operating Officer
Paul E. Martin	50	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board on September 1, 2009.  He previously served as the Chief Operating Officer of the Company after the closing of the acquisition of Vertecon in April 2002 and was named the Company’s President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by Perficient. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts.  Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc.  Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed the Company’s Chief Operating Officer on November 3, 2009.  Ms. Henely joined the Company in 1999 as a Director in the St. Louis office.  She was promoted to General Manager in 2001 and to Vice President of Corporate Operations in 2006.  Ms. Henely has been the Vice President for the Company’s largest business group including several local and national business units along with our offshore development center in China.  She actively participated in the due diligence and integration of several acquisitions within her business group.  Additionally, she led the establishment of our Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

Paul E. Martin joined the Company in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter and was Charter’s Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenues. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri – St. Louis.  Mr. Martin is also a member of the University of Missouri – St. Louis School of Business Leadership Council.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions “Directors and Executive Officers”, “Composition and Meetings of the Board of Directors and Committees”, and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Codes of Conduct and Ethics

Information on this subject is found in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Audit Committee of the Board of Directors

Information on this subject is found in the Proxy Statement under the caption “Compensation and Meetings of the Board of Directors and Committees” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

Item 11.	Executive Compensation.

Information on this subject is found in the Proxy Statement under the captions “Compensation of Directors and Executive Officers,” “Directors and Executive Officers,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on this subject is found in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Directors and Executive Officers,” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information on this subject is found in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

Information on this subject is found in the Proxy Statement under the caption “Principal Accounting Firm Fees and Services” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 3, 2011	Paul E. Martin
Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 3, 2011
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 3, 2011
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 3, 2011
Ralph C. Derrickson

/s/ Edward L. Glotzbach	Director	March 3, 2011
Edward L. Glotzbach

/s/ John S. Hamlin	Director	March 3, 2011
John S. Hamlin

/s/ James R. Kackley	Director	March 3, 2011
James R. Kackley

/s/ David S. Lundeen	Director	March 3, 2011
David S. Lundeen

/s/ David D. May	Director	March 3, 2011
David D. May

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No.001-15169) filed on January 17, 2002 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to the Registrant's Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.6†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein

10.7†
Offer Letter, dated July 20, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 26, 2006 and incorporated herein by reference

Exhibit Number	Description
10.8†
Offer Letter Amendment, dated August 31, 2006, by and between Perficient, Inc. and Mr. Paul E. Martin, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on September 1, 2006 and incorporated herein by reference

10.9†
Employment Agreement between Perficient, Inc. and Paul E. Martin dated and effective May 5, 2010, previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference

10.10†
Employment Agreement between Perficient, Inc. and John T. McDonald dated March 3, 2009, and effective as of January 1, 2009, previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference

10.11†
Employment Agreement between Perficient, Inc. and Jeffrey S. Davis dated March 3, 2009, and effective as of January 1, 2009, previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference

10.12†
Transition Agreement between John T. McDonald and Perficient, Inc. dated October 25, 2010, and effective November 2, 1010, previously filed as an Exhibit to our Current Report on Form 8-K filed on November 2, 2010 and incorporated herein by reference

10.13†	Form of Letter Agreement between Perficient, Inc. and Richard Kalbfleish, dated July 30, 2010, previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10.14
Credit Agreement by and among Silicon Valley Bank, KeyBank National Association, U.S. Bank National Association, and Perficient, Inc. dated effective as of May 30, 2008, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on June 3, 2008 and incorporated herein by reference

10.15
First Amended and Restated Investor Rights Agreements dated as of June 26, 2002 by and between Perficient, Inc. and the Investors listed on Exhibits A and B thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on July 18, 2002 and incorporated by reference herein

10.16
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