Form 10-Q
period 2011-03-31
PERFICIENT INC
filed 2011-05-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐   No ☑

As of May 2, 2011, there were 30,454,469 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$9,410	$12,707
Short-term investments	10,302	11,301
Total cash, cash equivalents, and short-term investments	19,712	24,008
Accounts receivable, net	48,809	48,496
Prepaid expenses	1,405	1,270
Other current assets	3,874	2,584
Total current assets	73,800	76,358

Long-term investments	1,066	2,254
Property and equipment, net	2,662	2,355
Goodwill	115,349	115,227
Intangible assets, net	7,659	8,829
Other non-current assets	2,775	2,655
Total assets	$203,311	$207,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,874	$6,072
Other current liabilities	14,902	22,654
Total current liabilities	17,776	28,726
Other non-current liabilities	2,246	1,788
Total liabilities	$20,022	$30,514

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
34,216,839 shares issued and 27,924,365 shares outstanding as of March 31, 2011;
33,373,410 shares issued and 27,275,936 shares outstanding as of December 31, 2010)	$34	$33
Additional paid-in capital	231,646	224,966
Accumulated other comprehensive loss	(205)	(225)
Treasury stock, at cost (6,292,474 shares as of March 31, 2011; 6,097,474 shares as of December 31, 2010)	(44,574)	(42,205)
Accumulated deficit	(3,612)	(5,405)
Total stockholders’ equity	183,289	177,164
Total liabilities and stockholders’ equity	$203,311	$207,678

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share information)
Revenues
Services	$50,210	$42,661
Software and hardware	3,376	4,073
Reimbursable expenses	2,659	2,181
Total revenues	56,245	48,915

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	32,998	28,370
Software and hardware costs	2,813	3,681
Reimbursable expenses	2,659	2,181
Other project related expenses	1,486	1,264
Total cost of revenues	39,956	35,496

Gross margin	16,289	13,419

Selling, general, and administrative	11,264	10,382
Depreciation	325	147
Amortization	1,143	942
Acquisition costs	503	406
Income from operations	3,054	1,542

Net interest income	36	29
Net other income (expense)	(54)	4
Income before income taxes	3,036	1,575
Provision for income taxes	1,243	707

Net income	$1,793	$868

Basic net income per share	$0.07	$0.03

Diluted net income per share	$0.06	$0.03

Shares used in computing basic net income per share	27,442,127	27,018,206

Shares used in computing diluted net income per share	28,640,007	28,481,632

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2011
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	668	1	3,405	--	--	--	3,406
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,218	--	--	--	1,218
Stock compensation related to restricted stock vesting and retirement savings plan contributions	175	--	2,057	--	--	--	2,057
Purchases of treasury stock	(195)	--	--	--	(2,369)	--	(2,369)
Net unrealized gain on investments	--	--	--	(13)	--	--	(13)
Foreign currency translation adjustment	--	--	--	33	--	--	33
Net income	--	--	--	--	--	1,793	1,793
Total comprehensive income	--	--	--	--	--	--	1,813
Balance at March 31, 2011	27,924	$34	$231,646	$(205)	$(44,574)	$(3,612)	$183,289

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$1,793	$868
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	325	147
Amortization	1,143	942
Deferred income taxes	534	232
Non-cash stock compensation and retirement savings plan contributions	2,057	2,476
Tax benefit from stock option exercises and restricted stock vesting	(1,303)	(284)
Adjustment to fair value of contingent consideration for purchase of business	(60)	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	(339)	2,289
Other assets	(675)	241
Accounts payable	(3,122)	(438)
Other liabilities	(7,224)	(1,843)
Net cash provided by (used in) operating activities	(6,871)	4,630

INVESTING ACTIVITIES
Proceeds from maturity of investments	2,187	--
Purchase of investments	--	(2,875)
Purchase of property and equipment	(630)	(154)
Capitalization of software developed for internal use	(25)	(46)
Purchase of business and related costs	(289)	(1,500)
Net cash provided by (used in) investing activities	1,243	(4,575)

FINANCING ACTIVITIES
Tax benefit on stock option exercises and restricted stock vesting	1,303	284
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	3,406	166
Purchase of treasury stock	(2,369)	(1,009)
Net cash provided by (used in) financing activities	2,340	(559)
Effect of exchange rate on cash and cash equivalents	(9)	1
Change in cash and cash equivalents	(3,297)	(503)
Cash and cash equivalents at beginning of period	12,707	17,975
Cash and cash equivalents at end of period	$9,410	$17,472

Supplemental disclosures:
Cash paid for income taxes	$1,438	$220

Non-cash activity:
Stock issued for purchase of business	$--	1,103
Estimated initial fair value of contingent consideration for purchase of business	$3,399	$2,647

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 may not be indicative of the results for the full fiscal year ending December 31, 2011.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) if delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately using the relative selling price method. The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company estimates the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. Refer to Note 3, Stock-Based Compensation, for further discussion.

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

Stock-based compensation cost recognized for the three months ended March 31, 2011 and 2010 was approximately $2.1 million and $2.5 million, respectively, which included $0.3 million and $0.2 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three months ended March 31, 2011 and 2010 were approximately $0.7 million and $0.8 million, respectively.  As of March 31, 2011, there was $15.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

Stock option activity for the three months ended March 31, 2011 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2011	1,199	$0.03 – 9.19	$4.56
Options exercised	(666)	0.79 – 9.19	5.07
Options canceled	(35)	3.75 – 7.48	5.93
Options outstanding at March 31, 2011	498	0.03 – 9.19	3.78
Options vested at March 31, 2011	469	$0.03 – 9.19	$3.63

Restricted stock activity for the three months ended March 31, 2011 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	2,606	$8.97
Awards vested	(152)	11.54
Awards forfeited	(334)	8.74
Restricted stock awards outstanding at March 31, 2011	2,120	$8.94

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2011	2010
Net income	$1,793	$868
Basic:
Weighted-average shares of common stock outstanding	27,442	27,018
Shares used in computing basic net income per share	27,442	27,018

Effect of dilutive securities:
Stock options	432	749
Warrants	7	7
Restricted stock subject to vesting	625	708
Shares issuable for acquisition consideration (1)	134	--
Shares used in computing diluted net income per share (2)	28,640	28,482

Basic net income per share	$0.07	$0.03

Diluted net income per share	$0.06	$0.03

(1)
Represents the shares held in escrow pursuant to the Merger Agreement with speakTECH as part of the possible contingent consideration to be paid. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(2)
For the three months ended March 31, 2011, approximately 224,000 shares of restricted stock were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Investments and Fair Value Measurement

The Company invests a portion of its excess cash in short-term and long-term investments.  The short-term investments consist of U.S. treasury bills, U.S. agency bonds, and corporate bonds with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments consist of corporate bonds with original maturities of greater than one year (maximum original maturity is 24 months as of March 31, 2011).  At March 31, 2011, all of the Company’s investments were classified as available-for-sale and were valued in accordance with the fair value hierarchy specified in ASC Subtopic 820-10, Fair Value Measurement and Disclosure (“ASC Subtopic 820-10”).  As of March 31, 2011, gross accumulated unrealized gains and losses for these investments were immaterial.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, cash equivalents, and investments were classified as the following (in thousands):

	As of March 31, 2011	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Short-term investments:
U.S. treasury bills	$1,615	$1,615	$-	$-
U.S. agency bonds	2,030	-	2,030	-
Corporate bonds	6,657	-	6,657	-
Long-term investments:
Corporate bonds	1,066	-	1,066	-
Total investments	$11,368	$1,615	$9,753	$-

Cash and cash equivalents	9,410
Total cash, cash equivalents, & investments	$20,778

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

6. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2011 are as follows (in thousands):
Operating Leases
2011 remaining	$1,788
2012	1,438
2013	1,069
2014	686
2015	261
Thereafter	182
Total minimum lease payments	$5,424

7. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	March 31, 2011	December 31, 2010
Accounts receivable	$30,419	$33,406
Unbilled revenues	18,927	15,318
Allowance for doubtful accounts	(537)	(228)
Total	$48,809	$48,496

The components of other current assets are as follows (in thousands):
	March 31, 2011	December 31, 2010
Income tax receivable	$2,041	$546
Deferred tax asset	330	656
Other current assets	1,503	1,382
Total	$3,874	$2,584

The components of other current liabilities are as follows (in thousands):
	March 31, 2011	December 31, 2010
Estimated fair value of contingent consideration liability (1)	$3,399	$3,339
Accrued variable compensation	2,950	8,456
Accrued subcontractor fees	2,279	2,631
Payroll related costs	1,687	1,986
Accrued medical claims expense	924	810
Acquired liabilities	893	2,244
Accrued reimbursable expense	786	441
Deferred revenues	611	1,121
Other current liabilities	1,373	1,626
Total	$14,902	$22,654

(1)	Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s interest holders 12 months after the closing date of the acquisition.

The components of other non-current liabilities are as follows (in thousands):
	March 31, 2011	December 31, 2010
Deferred compensation liability	$1,416	$1,162
Deferred income taxes	669	417
Other non-current liabilities	161	209
Total	$2,246	$1,788

Property and equipment consists of the following (in thousands):
	March 31, 2011	December 31, 2010
Computer hardware (useful life of 3 years)	$5,251	$5,064
Furniture and fixtures (useful life of 5 years)	1,206	1,287
Leasehold improvements (useful life of 5 years)	1,467	1,159
Software (useful life of 1 year)	1,318	1,160
Less: Accumulated depreciation	(6,580)	(6,315)
Total	$2,662	$2,355

8. Business Combinations

Acquisition of Kerdock Consulting, LLC (“Kerdock”)

On March 26, 2010, the Company acquired substantially all of the assets of Kerdock, pursuant to the terms of an Asset Purchase Agreement. The total allocable purchase price consideration was $5.3 million.  The purchase price was comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.7 million representing the fair value of additional earnings-based contingent consideration.  The contingency was achieved and the Company paid $1.9 million in cash and issued stock worth $0.8 million in November 2010. The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred. The results of the Kerdock operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

Acquisition of speakTECH

On December 10, 2010, the Company acquired speakTECH, pursuant to the terms of an Agreement and Plan of Merger. The Company has estimated total allocable purchase price consideration to be $9.4 million.  The purchase price estimate is comprised of $4.3 million in cash paid (included $0.9 million in assumed shareholder debt) and $1.8 million of Company common stock, increased by $3.3 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s interest holders 12 months after the closing date of the acquisition.  The first 40% of the earnings-based contingent consideration is to be paid in Company common stock while the remaining 60% is to be paid equally in cash and stock.  The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the speakTECH operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.0
Acquired intangible assets	3.2
Liabilities assumed	(7.2)
Goodwill	8.4
Total purchase price	$9.4

The Company estimates that the intangible assets acquired have useful lives of seven months to five years.

The amounts above represent the fair value estimates as of March 31, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

In April 2011, the Company acquired substantially all of the assets of Exervio Consulting, Inc. (“Exervio”). Refer to Note 12, Subsequent Events, for further discussion.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Balance at December 31, 2010	$115,227
Adjustments to preliminary purchase price allocations for acquisitions	122
Balance at March 31, 2011	$115,349

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$19,583	$(13,129)	$6,454	$19,543	$(12,169)	$7,374
Non-compete agreements	913	(456)	457	1,031	(413)	618
Customer backlog	51	(22)	29	151	(100)	51
Trade name	169	(51)	118	169	(25)	144
Internally developed software	1,035	(434)	601	1,039	(397)	642
Total	$21,751	$(14,092)	$7,659	$21,933	$(13,104)	$8,829

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	4 – 8 years
Non-compete agreements	5 years
Internally developed software	3 – 5 years
Trade name	1 – 3 years
Customer backlog	7 months

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on March 31, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on March 31, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2011, the Company had $50.0 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns for 2002, 2003 and 2004 and the statute for review has passed for 2005 and 2006. As of March 31, 2011, the IRS has proposed no significant adjustments to any of the Company’s tax positions.  The Company’s 2009 income tax return is currently under examination by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had no unrecognized tax benefits as of March 31, 2011.

The Company’s effective tax rate was 40.9% for the three months ended March 31, 2011 compared to 44.9% for the three months ended March 31, 2010. The decrease in the effective rate is primarily due to a decrease in projected non-deductible executive compensation. The difference between the Company’s federal statutory rate of 34% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  As of March 31, 2011, the Company’s net current deferred tax asset was $0.3 million and its net non-current deferred tax liability was $0.7 million.  Generally, deferred tax assets are related to stock compensation, accruals, and net operating losses of acquired companies; and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

12. Subsequent Events

On April 1, 2011, the Company acquired substantially all of the assets of Exervio, pursuant to the terms of an Asset Purchase Agreement for approximately $13.6 million.  Exervio is located in Charlotte, North Carolina and is a business and management consulting firm focused on program and project management, process improvement, and data/business analytics. The acquisition of Exervio will enhance the Company’s management consulting skills and qualifications, as well as extend the Company’s presence in North Carolina and Georgia.

13.  Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of ASC Subtopic 605-25 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Effective January 1, 2011, the Company adopted ASC Subtopic 985-605, Software – Revenue Recognition.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of ASC Subtopic 985-605 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues are derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the three months ended March 31, 2011 compared to 13% for the three months ended March 31, 2010. For time and material projects, revenues are recognized and billed by multiplying the number of hours our colleagues expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided we act as a principal in the transaction. On rare occasions, we do not meet the requirements to be considered a principal in the transaction and act as an agent.  In these cases, revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our clients’ demand for these products.

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately. Management considers the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) if delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). If management has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately using the relative selling price method.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards, associated with our technology colleagues.  Cost of revenues also includes the costs associated with subcontractors.  Third-party software and hardware costs, reimbursable expenses, and other unreimbursed project related expenses are also included in cost of revenues. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our clients. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our colleagues (defined as the percentage of our colleagues’ time billed to clients divided by the total available hours in the respective period), the salaries we pay our consulting colleagues, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are primarily composed of sales related costs, general and administrative salaries, variable compensation costs, office costs, stock compensation expense, bad debts, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle, and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, and Exervio Consulting, Inc. in April 2011.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues. Total revenues increased 15% to $56.2 million for the three months ended March 31, 2011 from $48.9 million for the three months ended March 31, 2010.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/(Decrease) Attributable to Base Business**
Services Revenues	$50,210	$42,661	$7,549	$6,735	$814
Software and Hardware Revenues	3,376	4,073	(697)	99	(796)
Reimbursable Expenses	2,659	2,181	478	210	268
Total Revenues	$56,245	$48,915	$7,330	$7,044	$286

*Defined as companies acquired during 2010; no companies have been acquired in the first quarter 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 18% to $50.2 million for the three months ended March 31, 2011 from $42.7 million for the three months ended March 31, 2010.  The increase in services revenues is primarily due to the acquisition of Kerdock and speakTECH during 2010.  Services revenues attributable to our base business increased $0.8 million while services revenues attributable to acquired companies increased $6.7 million, resulting in a total increase of $7.5 million.

Software and hardware revenues decreased 17% to $3.4 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010 primarily due to a larger software renewal in the first quarter 2010 that did not renew in the first quarter 2011. Reimbursable expenses increased 22% to $2.7 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 13% to $40.0 million for the three months ended March 31, 2011 from $35.5 million for the three months ended March 31, 2010.  The increase in cost of revenues is related to the increase in revenues, specifically the increase in services. The average number of professionals performing services, including subcontractors, increased to 1,153 for the three months ended March 31, 2011 from 1,010 for the three months ended March 31, 2010.

Costs associated with software and hardware sales decreased 24% to $2.8 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010, which directly relates to the decrease in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 21% to $16.3 million for the three months ended March 31, 2011 from $13.4 million for the three months ended March 31, 2010. Gross margin as a percentage of revenues increased to 29.0% for the three months ended March 31, 2011 from 27.4% for the three months ended March 31, 2010 due to increases in services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, increased to 31.3% or $15.7 million for the three months ended March 31, 2011 from 30.5% or $13.0 million for the three months ended March 31, 2010.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $114 per hour for the three months ended March 31, 2011 from $105 per hour for the three months ended March 31, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the three months ended March 31, 2011 excluding China was $123 per hour compared to $116 per hour for the three months ended March 31, 2010.  Software and hardware gross margin increased to 16.7% or $0.6 million for the three months ended March 31, 2011 from 9.6% or $0.4 million for the three months ended March 31, 2010.  Software and hardware gross margin increased primarily due to an increase in higher margin hardware sales during the three months ended March 31, 2011.

Selling, General and Administrative. SG&A expenses increased 9% to $11.3 million for the three months ended March 31, 2011 from $10.4 million for the three months ended March 31, 2010.  SG&A expenses, as a percentage of revenues, decreased to 20.0% for the three months ended March 31, 2011 from 21.2% for the three months ended March 31, 2010.  Bonus and stock compensation decreased as a percentage of revenues while bad debt increased as a percentage of revenues compared to the prior year comparable period.  Stock compensation decreased as a percentage of revenues primarily due to there being less expense recorded after the separation of our former chairman of the Board of Directors.  Bad debt increased as a percentage of revenues primarily due to an additional reserve being recorded for the bankruptcy of a client.

Depreciation. Depreciation expense increased 121% to $0.3 million for the three months ended March 31, 2011 from $0.1 million for the three months ended March 31, 2010. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2010.  Depreciation expense as a percentage of revenues was 0.6% and 0.3% for the three months ended March 31, 2011 and 2010, respectively.

Amortization. Amortization expense increased 21% to $1.1 million for the three months ended March 31, 2011 from $0.9 million for the three months ended March 31, 2010. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2010.

Acquisition Costs. Acquisition-related costs increased 24% to $0.5 million for the three months ended March 31, 2011 from $0.4 million for the three months ended March 31, 2010. The acquisition-related costs incurred during the first quarter of 2011 are primarily related to the acquisition of Exervio.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Net Other Income or Expense. We had other expense of $54,000, net of other income, for the three months ended March 31, 2011 compared to other income of $4,000, net of other expense, for the three months ended March 31, 2010.  Net other expense for the three months ended March 31, 2011 is primarily related to a fair value adjustment to the acquisition-related contingent liability.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 40.9% for the three months ended March 31, 2011 from 44.9% for the three months ended March 31, 2010 due mainly to a decrease in projected non-deductible executive compensation.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of March 31, 2011	As of December 31, 2010
Cash, cash equivalents and investments	$20.8	$26.3
Working capital (including cash and cash equivalents)	$56.0	$47.6
Amounts available under credit facilities	$50.0	$50.0

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was $6.9 million compared to net cash provided by operating activities of $4.6 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the primary components of operating cash flows were net income of $1.8 million plus non-cash charges of $2.7 million, offset by investments in working capital of $11.4 million.  The primary components of operating cash flows for the three months ended March 31, 2010 were net income of $0.9 million plus non-cash charges of $3.5 million and net working capital reductions of $0.2 million.  The decrease in cash resulting from operating activities is primarily related to the decrease in accounts payable and other liabilities. Accounts payable and other liabilities decreased due to paying down higher accrued software costs and variable compensation liabilities during the first quarter 2011.  Our days sales outstanding as of March 31, 2011 increased to 76 days from 65 days at March 31, 2010.

 Net Cash Provided by (Used In) Investing Activities

During the three months ended March 31, 2011, we used $0.3 million for acquisition related costs and $0.6 million on leasehold improvements and to develop certain software, offset by $2.2 million in proceeds from the maturity of investments.  During the three months ended March 31, 2010, we used $2.9 million to purchase investments, $1.5 million for the purchase of Kerdock and $0.2 million to purchase equipment and develop certain software.

Net Cash Provided By (Used In) Financing Activities

During the three months ended March 31, 2011, we received proceeds of $3.4 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $1.3 million related to vesting of stock awards and stock option exercises.  We used $2.4 million to repurchase shares of our common stock through the stock repurchase program.  For the three months ended March 31, 2010, we received proceeds of $0.2 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.3 million related to vesting of stock awards and stock option exercises.  We used $1.0 million to repurchase shares of our common stock through the stock repurchase program.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on March 31, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on March 31, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2011, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of March 31, 2011, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock.  The repurchase program expires June 30, 2011.  On May 3, 2011, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock and extended the program to June 30, 2012.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $44.6 million of our outstanding common stock through March 31, 2011.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2011.

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

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2011, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, and investments totaling $20.8 million at March 31, 2011 and $26.3 million at December 31, 2010.  The cash equivalents consist of commercial paper and time deposits, and the investments consist of corporate bonds, U.S. treasury bills, and U.S. agency bonds, which are subject to market risk due to changes in interest rates.  Fixed interest rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  We believe that we do not have any material exposure to changes in the market value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 3, 2011 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On December 10, 2010, we acquired speakTECH.  As part of the initial purchase price paid in this acquisition, on January 7, 2011, we issued unregistered shares of our common stock to the interest holders of speakTECH.  The aggregate initial purchase price paid in this transaction was approximately $6.1 million, which consisted of approximately $4.3 million in cash and 208,888 unregistered shares of our common stock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to speakTECH’s interest holders in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock.  The repurchase program expires June 30, 2011.  On May 3, 2011, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock and extended the program to June 30, 2012.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $44.6 million of our outstanding common stock through March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2010	6,097,474	$6.92	6,097,474	$7,795,387
January 1-31, 2011	65,000	12.49	65,000	$6,983,296
February 1-28, 2011	60,000	12.32	60,000	$6,243,918
March 1-31, 2011	70,000	11.67	70,000	$5,426,997
Ending Balance as of March 31, 2011	6,292,474	$7.08	6,292,474

(1)	Average price paid per share includes commission.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 5, 2011	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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