Form 10-Q
period 2011-06-30
PERFICIENT INC
filed 2011-08-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 30,745,108 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$12,494	$12,707
Short-term investments	--	11,301
Total cash, cash equivalents, and short-term investments	12,494	24,008
Accounts receivable, net	58,308	48,496
Prepaid expenses	1,388	1,270
Other current assets	4,891	2,584
Total current assets	77,081	76,358

Long-term investments	--	2,254
Property and equipment, net	3,448	2,355
Goodwill	120,903	115,227
Intangible assets, net	10,659	8,829
Other non-current assets	3,062	2,655
Total assets	$215,153	$207,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,289	$6,072
Other current liabilities	22,122	22,654
Total current liabilities	25,411	28,726
Other non-current liabilities	1,948	1,788
Total liabilities	$27,359	$30,514

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
34,635,412 shares issued and 28,037,845 shares outstanding as of June 30, 2011;
33,373,410 shares issued and 27,275,936 shares outstanding as of December 31, 2010)	$35	$33
Additional paid-in capital	236,819	224,966
Accumulated other comprehensive loss	(197)	(225)
Treasury stock, at cost (6,597,567 shares as of June 30, 2011; 6,097,474 shares as of December 31, 2010)	(48,018)	(42,205)
Accumulated deficit	(845)	(5,405)
Total stockholders’ equity	187,794	177,164
Total liabilities and stockholders’ equity	$215,153	$207,678

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	(In thousands, except per share data)
Services	$59,215	$47,931	$109,425	$90,592
Software and hardware	3,374	5,152	6,750	9,225
Reimbursable expenses	2,998	2,377	5,657	4,558
Total revenues	65,587	55,460	121,832	104,375

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	36,734	30,157	69,732	58,527
Software and hardware costs	2,985	4,526	5,798	8,207
Reimbursable expenses	2,998	2,377	5,657	4,558
Other project related expenses	1,648	1,448	3,134	2,712
Total cost of revenues	44,365	38,508	84,321	74,004

Gross margin	21,222	16,952	37,511	30,371

Selling, general and administrative	13,222	12,445	24,486	22,827
Depreciation	398	195	723	342
Amortization	1,536	1,072	2,679	2,014
Acquisition costs	727	--	1,230	406
Adjustment to fair value of contingent consideration	458	(30)	518	(30)
Income from operations	4,881	3,270	7,875	4,812

Net interest income	31	41	68	70
Net other expense	(24)	(8)	(19)	(4)
Income before income taxes	4,888	3,303	7,924	4,878
Provision for income taxes	2,121	1,252	3,364	1,959

Net income	$2,767	$2,051	$4,560	$2,919

Basic net income per share	$0.10	$0.08	$0.16	$0.11

Diluted net income per share	$0.10	$0.07	$0.16	$0.10

Shares used in computing basic net income per share	27,852	27,183	27,647	27,101

Shares used in computing diluted net income per share	29,002	28,736	28,821	28,609

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2011
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Deficit	Equity
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	696	1	3,488	--	--	--	3,489
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,274	--	--	--	1,274
Stock compensation related to restricted stock vesting and retirement savings plan contributions	277	--	4,333	--	--	--	4,333
Purchases of treasury stock	(500)	--	--	--	(5,813)	--	(5,813)
Issuance of stock for acquisitions	289	1	2,758	--	--	--	2,759
Net unrealized loss on investments	--	--	--	(19)	--	--	(19)
Foreign currency translation adjustment	--	--	--	47	--	--	47
Net income	--	--	--	--	--	4,560	4,560
Total comprehensive income	--	--	--	--	--	--	4,588
Balance at June 30, 2011	28,038	$35	$236,819	$(197)	$(48,018)	$(845)	$187,794

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$4,560	$2,919
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	723	342
Amortization	2,679	2,014
Deferred income taxes	124	(270)
Non-cash stock compensation and retirement savings plan contributions	4,333	5,047
Tax benefit from stock option exercises and restricted stock vesting	(1,519)	(582)
Adjustment to fair value of contingent consideration	518	(30)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,971)	(2,867)
Other assets	(1,123)	889
Accounts payable	(2,849)	(668)
Other liabilities	(3,600)	2,921
Net cash provided by (used in) operating activities	(4,125)	9,715

INVESTING ACTIVITIES
Proceeds from sale and maturity of investments	13,555	--
Purchase of investments	--	(6,371)
Purchase of property and equipment	(1,728)	(494)
Capitalization of software developed for internal use	(54)	(81)
Purchase of business	(6,760)	(1,500)
Net cash provided by (used in) investing activities	5,013	(8,446)

FINANCING ACTIVITIES
Payment of credit facility financing fees	(298)	--
Tax benefit on stock option exercises and restricted stock vesting	1,519	582
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	3,489	765
Purchase of treasury stock	(5,813)	(5,959)
Net cash used in financing activities	(1,103)	(4,612)
Effect of exchange rate on cash and cash equivalents	2	2
Change in cash and cash equivalents	(213)	(3,341)
Cash and cash equivalents at beginning of period	12,707	17,975
Cash and cash equivalents at end of period	$12,494	$14,634

Supplemental disclosures:
Cash paid for income taxes	$4,037	$1,406

Non-cash activity:
Stock issued for purchase of business	$2,759	$1,103
Estimated fair value of contingent consideration for purchase of business	$2,054	$2,618

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 may not be indicative of the results for the full fiscal year ending December 31, 2011.

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

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering the Company’s role as a principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same counterparty is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting, as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Stock-based compensation cost recognized for the three and six months ended June 30, 2011 was approximately $2.3 million and $4.4 million, respectively, which included $0.3 million and $0.6 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2011 were approximately $0.8 million and $1.5 million, respectively.  Stock-based compensation cost recognized for the three and six months ended June 30, 2010 was approximately $2.6 million and $5.1 million, respectively, which included $0.2 million and $0.4 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2010 were approximately $0.9 million and $1.7 million, respectively.  As of June 30, 2011, there was $16.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

Stock option activity for the six months ended June 30, 2011 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2011	1,199	$0.03 – 9.19	$4.56
Options exercised	(690)	0.03 – 9.19	4.97
Options canceled	(36)	3.75 – 7.48	5.93
Options outstanding at June 30, 2011	473	0.03 – 9.19	3.87
Options vested at June 30, 2011	444	$0.03 – 9.19	$3.71

Restricted stock activity for the six months ended June 30, 2011 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	2,606	$8.97
Awards granted	255	12.17
Awards vested	(232)	10.31
Awards forfeited	(379)	8.80
Restricted stock awards outstanding at June 30, 2011	2,250	$9.31

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,767	$2,051	$4,560	$2,919
Basic:
Weighted-average shares of common stock outstanding	27,852	27,183	27,647	27,101
Shares used in computing basic net income per share	27,852	27,183	27,647	27,101

Effect of dilutive securities:
Stock options	279	736	355	742
Warrants	7	7	7	7
Restricted stock subject to vesting	601	810	613	759
Shares issuable for acquisition consideration (1)	263	--	199	--
Shares used in computing diluted net income per share (2)	29,002	28,736	28,821	28,609

Basic net income per share	$0.10	$0.08	$0.16	$0.11

Diluted net income per share	$0.10	$0.07	$0.16	$0.10

(1)
Represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreement with Exervio Consulting, Inc. (“Exervio”) as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(2)
For the three months ended June 30, 2011, approximately 215,000 shares of restricted stock were excluded.  For the six months ended June 30, 2011, approximately 220,000 shares of restricted stock were excluded.  For the three months ended June 30, 2010, approximately 13,000 options for shares and 483,000 shares of restricted stock were excluded.  For the six months ended June 30, 2010, approximately 30,000 options for shares and 634,000 shares of restricted stock were excluded. These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Investments

The Company invests a portion of its excess cash in short-term and long-term investments.  The short-term investments typically consist of U.S. treasury bills, U.S. agency bonds, and corporate bonds with original maturities greater than three months and remaining maturities of less than one year.  The long-term investments typically consist of corporate bonds with original maturities of greater than one year.

During the second quarter 2011, the Company sold all of its short- and long-term investments to fund acquisition activity. The realized gains and losses for these investments were immaterial. As of June 30, 2011, the Company’s investments consisted of cash equivalents with original maturities of less than three months.

6. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2011 are as follows (in thousands):
Operating Leases
2011 remaining	$1,381
2012	1,874
2013	1,480
2014	828
2015	314
Thereafter	214
Total minimum lease payments	$6,091

7. Balance Sheet Components

The components of accounts receivable are as follows (in thousands):
	June 30, 2011	December 31, 2010
Accounts receivable	$37,099	$33,406
Unbilled revenues	21,808	15,318
Allowance for doubtful accounts	(599)	(228)
Total	$58,308	$48,496

The components of other current assets are as follows (in thousands):
	June 30, 2011	December 31, 2010
Income tax receivable	$2,164	$546
Deferred tax asset	430	656
Other current assets	2,297	1,382
Total	$4,891	$2,584

The components of other current liabilities are as follows (in thousands):
	June 30, 2011	December 31, 2010
Accrued variable compensation	$6,106	$8,456
Estimated fair value of contingent consideration liability (1)	5,767	3,339
Payroll related costs	2,430	1,986
Accrued subcontractor fees	2,341	2,631
Accrued reimbursable expense	1,242	441
Acquired liabilities	1,136	2,244
Accrued medical claims expense	935	810
Deferred revenues	544	1,121
Other current liabilities	1,621	1,626
Total	$22,122	$22,654

(1)
Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by: (1) speakTECH’s interest holders 12 months after the speakTECH acquisition; and (2) Exervio’s selling shareholders 12 months and 18 months after the closing date of the Exervio acquisition.

The components of other non-current liabilities are as follows (in thousands):
	June 30, 2011	December 31, 2010
Deferred compensation liability	$1,433	$1,162
Deferred income taxes	359	417
Other non-current liabilities	156	209
Total	$1,948	$1,788

Property and equipment consists of the following (in thousands):
	June 30, 2011	December 31, 2010
Computer hardware (useful life of 3 years)	$5,637	$5,064
Furniture and fixtures (useful life of 5 years)	1,272	1,287
Leasehold improvements (useful life of 5 years)	1,862	1,159
Software (useful life of 1 year)	1,387	1,160
Less: Accumulated depreciation	(6,710)	(6,315)
Total	$3,448	$2,355

8. Business Combinations

Acquisition of Kerdock Consulting, LLC (“Kerdock”)

On March 26, 2010, the Company acquired substantially all of the assets of Kerdock pursuant to the terms of an Asset Purchase Agreement. The total allocable purchase price consideration was $5.3 million.  The purchase price was comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.7 million representing the fair value of additional earnings-based contingent consideration.  The contingency was achieved and the Company paid $1.9 million in cash and issued stock worth $0.8 million in November 2010. The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred. The results of the Kerdock operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

Acquisition of speakTECH

On December 10, 2010, the Company acquired speakTECH pursuant to the terms of an Agreement and Plan of Merger. The Company has estimated total allocable purchase price consideration to be $9.4 million.  The purchase price estimate is comprised of $4.3 million in cash paid (included $0.9 million in assumed shareholder debt) and $1.8 million of Company common stock, increased by $3.3 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s interest holders 12 months after the closing date of the acquisition.  The first 40% of the earnings-based contingent consideration is to be paid in Company common stock while the remaining 60% is to be paid equally in cash and stock.  The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the speakTECH operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.0
Acquired intangible assets	3.2
Liabilities assumed	(7.2)
Goodwill	8.4
Total purchase price	$9.4

The Company estimated the intangible assets acquired to have useful lives of seven months to five years.

The amounts above represent the fair value estimates as of June 30, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Exervio

On April 1, 2011, the Company acquired substantially all of the assets of Exervio pursuant to the terms of an Asset Purchase Agreement.  Exervio is based in Charlotte, North Carolina and is a business and management consulting firm focused on program and project management, process improvement, and data/business analytics. The acquisition of Exervio will enhance the Company’s management consulting skills and qualifications, as well as extend the Company’s presence in North Carolina and Georgia.

The Company has initially estimated the total allocable purchase price consideration to be $11.2 million.  The initial purchase price estimate is comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder potentially realized 18 months after the closing date of the acquisition.  If the contingency is achieved, 25% of the earnings-based contingent consideration will be paid in cash and 75% will be issued in stock to the Exervio selling shareholders. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2011.  The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.2
Acquired intangible assets	4.5
Liabilities assumed	(1.1)
Goodwill	5.6
Total purchase price	$11.2

The Company estimates that the intangible assets acquired have useful lives of nine months to seven years.

The amounts above represent the fair value estimates as of June 30, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Exervio operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

The amounts of revenue and net income of Exervio included in the Company’s Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2011 is as follows (in thousands):

Acquisition Date to June 30, 2011

Revenues	$3,832
Net income	$904

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with Exervio for the six months ended June 30, 2011 and 2010, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming Exervio was acquired as of the beginning of each period presented. These unaudited pro-forma results are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2010 and January 1, 2011 or of future results of operations of the consolidated entities (in thousands, except per share information):

	June 30,
	2011	2010
Revenues	$125,774	$108,934
Net income	$4,710	$2,745

Basic Earnings Per Share	$0.17	$0.10
Diluted Earnings Per Share	$0.16	$0.09

Basic Weighted Average Shares Outstanding	27,649	27,259
Diluted Weighted Average Shares Outstanding	28,823	28,898

The June 30, 2010 pro-forma results shown above include the results of the Kerdock operations since the acquisition date.

JCB Partners, LLC (“JCB”)

In July 2011, the Company acquired substantially all of the assets of JCB. Refer to Note 12, Subsequent Events, for further discussion.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$115,227
Preliminary purchase price allocation for Exervio (Note 8)	5,553
Adjustments to preliminary purchase price allocations for speakTECH	123
Balance at June 30, 2011	$120,903

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$23,007	$(14,211)	$8,796	$19,543	$(12,169)	$7,374
Non-compete agreements	1,037	(368)	669	1,031	(413)	618
Customer backlog	806	(295)	511	151	(100)	51
Trade name	207	(89)	118	169	(25)	144
Internally developed software	1,020	(455)	565	1,039	(397)	642
Total	$26,077	$(15,418)	$10,659	$21,933	$(13,104)	$8,829

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	4 – 8 years
Non-compete agreements	3 – 5 years
Internally developed software	3 – 5 years
Trade name	9 months – 3 years
Customer backlog	7 – 9 months

10. Line of Credit

On May 23, 2011, the Company renewed and extended the term of its Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on June 30, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on June 30, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2011, the Company had $50.0 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on years through 2006. The Company’s 2009 income tax return is currently under examination by the IRS. As of June 30, 2011, the IRS has proposed certain adjustments to the Company’s tax positions; however, these adjustments are not material.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had no unrecognized tax benefits as of June 30, 2011.

The Company’s effective tax rate was 43.4% and 42.4% for the respective three and six months ended June 30, 2011 compared to 37.9% and 40.2% for the respective three and six months ended June 30, 2010. The increase in the effective rate is primarily due to lower projected foreign-source income and non-deductible adjustments to the fair value of contingent consideration. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  As of June 30, 2011, the Company’s net current deferred tax asset was $0.4 million and its net non-current deferred tax liability was $0.4 million.  Generally, deferred tax assets are related to stock compensation, accruals, and net operating losses of acquired companies; and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

12. Subsequent Events

On July 1, 2011, the Company acquired substantially all of the assets of JCB pursuant to the terms of an Asset Purchase Agreement for approximately $18.0 million.  JCB is based in Denver, Colorado and is a business and technology consulting firm focused on enterprise performance management, analytics, and business intelligence solutions, primarily leveraging the IBM Cognos suite of software products. The acquisition of JCB will further enhance the Company’s position in business intelligence and enterprise performance management and increase access to CFO suites, as well as extend the Company’s presence in Denver, Chicago, and Northern and Southern California.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective prospectively for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Although adopting ASU 2011-05 will not impact the accounting for comprehensive income, it will affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Condensed Consolidated Statements of Stockholders’ Equity.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 14% and 13% of our services revenues for the respective three and six months ended June 30, 2011 compared to 13% for the three and six months ended June 30, 2010. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately. Management considers the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). If management has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately using the relative selling price method.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards.  Cost of revenues also includes the costs associated with subcontractors.  Third-party software and hardware costs, reimbursable expenses, and other unreimbursed project related expenses are also included in cost of revenues. Project related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our clients. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment.

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals (defined as the percentage of our professionals’ time billed to clients divided by the total available hours in the respective period), the salaries we pay our professionals, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms in North America by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, Exervio Consulting, Inc. (“Exervio”) in April 2011, and JCB Partners, LLC (“JCB”) in July 2011.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues. Total revenues increased 18% to $65.6 million for the three months ended June 30, 2011 from $55.5 million for the three months ended June 30, 2010.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase/ (Decrease) Attributable to Acquired Companies*	Increase/(Decrease) Attributable to Base Business**
Services Revenues	$59,215	$47,931	$11,284	$9,975	$1,309
Software and Hardware Revenues	3,374	5,152	(1,778)	(217)	(1,561)
Reimbursable Expenses	2,998	2,377	621	71	550
Total Revenues	$65,587	$55,460	$10,127	$9,829	$298

*Defined as revenues generated by professionals from companies acquired during 2010 and 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 24% to $59.2 million for the three months ended June 30, 2011 from $47.9 million for the three months ended June 30, 2010.  The increase in services revenues is primarily due to acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $1.3 million while services revenues attributable to acquired companies increased $10.0 million, resulting in a total increase of $11.3 million.

Software and hardware revenues decreased 35% to $3.4 million for the three months ended June 30, 2011 from $5.2 million for the three months ended June 30, 2010 primarily due to larger software renewals in the second quarter 2010 that did not renew in the second quarter 2011. Reimbursable expenses increased 26% to $3.0 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 15% to $44.4 million for the three months ended June 30, 2011 from $38.5 million for the three months ended June 30, 2010.  The increase in cost of revenues is related to the increase in revenues, specifically the increase in services revenues. The average number of professionals performing services, including subcontractors, increased to 1,242 for the three months ended June 30, 2011 from 1,066 for the three months ended June 30, 2010.

Costs associated with software and hardware sales decreased 34% to $3.0 million for the three months ended June 30, 2011 from $4.5 million for the three months ended June 30, 2010, which directly relates to the decrease in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 25% to $21.2 million for the three months ended June 30, 2011 from $17.0 million for the three months ended June 30, 2010. Gross margin as a percentage of revenues increased to 32.4% for the three months ended June 30, 2011 from 30.6% for the three months ended June 30, 2010 due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 35.2% or $20.8 million for the three months ended June 30, 2011 from 34.1% or $16.3 million for the three months ended June 30, 2010.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $117 per hour for the three months ended June 30, 2011 from $107 per hour for the three months ended June 30, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the three months ended June 30, 2011, excluding China, was $127 per hour compared to $120 per hour for the three months ended June 30, 2010.  Software and hardware gross margin decreased to 11.5% or $0.4 million for the three months ended June 30, 2011 from 12.2% or $0.6 million for the three months ended June 30, 2010.  Software and hardware gross margin decreased primarily due to higher margined software renewals in the second quarter 2010 that did not renew in the second quarter 2011 due to the competition in the marketplace.

Selling, General and Administrative. SG&A expenses increased 6% to $13.2 million for the three months ended June 30, 2011 from $12.4 million for the three months ended June 30, 2010.  SG&A expenses, as a percentage of revenues, decreased to 20.2% for the three months ended June 30, 2011 from 22.4% for the three months ended June 30, 2010.  Bonus and stock compensation decreased 1.5% and 1.0%, respectively, as a percentage of revenues while bad debt increased 0.4% as a percentage of revenues compared to the prior year comparable period.  Bonus decreased as a percentage of revenues primarily due to more aggressive bonus targets in 2011.  Bad debt increased as a percentage of revenues primarily due to acquisition-related clients and an overall increase in accounts receivable.

Depreciation. Depreciation expense increased 104% to $0.4 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2010 and 2011 and the increase in leasehold improvements for the expansion of our facility in China.  Depreciation expense as a percentage of revenues was 0.6% and 0.4% for the three months ended June 30, 2011 and 2010, respectively.

Amortization. Amortization expense increased 43% to $1.5 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2010 and 2011.

Acquisition Costs. Acquisition-related costs of $0.7 million were incurred during the three months ended June 30, 2011 related to the acquisition of Exervio and JCB.  Acquisition-related costs were incurred for advisory, legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was made during the three months ended June 30, 2011 for the accretion of the fair value estimate for the earnings-based contingent consideration to be paid to speakTECH’s interest holders and Exervio’s selling shareholders.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 43.4% for the three months ended June 30, 2011 from 37.9% for the three months ended June 30, 2010 due mainly to lower projected foreign-source income and non-deductible adjustments to the fair value of contingent consideration.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues. Total revenues increased 17% to $121.8 million for the six months ended June 30, 2011 from $104.4 million for the six months ended June 30, 2010.

	Financial Results			Explanation for Increases/(Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase/ (Decrease) Attributable to Acquired Companies*	Increase/(Decrease) Attributable to Base Business**
Services Revenues	$109,425	$90,592	$18,833	$16,711	$2,122
Software and Hardware Revenues	6,750	9,225	(2,475)	(117)	(2,358)
Reimbursable Expenses	5,657	4,558	1,099	280	819
Total Revenues	$121,832	$104,375	$17,457	$16,874	$583

*Defined as revenues generated by professionals from companies acquired during 2010 and 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 21% to $109.4 million for the six months ended June 30, 2011 from $90.6 million for the six months ended June 30, 2010.  The increase in services revenues is primarily due to the acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $2.1 million while services revenues attributable to acquired companies increased $16.7 million, resulting in a total increase of $18.8 million.

Software and hardware revenues decreased 27% to $6.7 million for the six months ended June 30, 2011 from $9.2 million for the six months ended June 30, 2010 due to the decrease in larger software renewals compared to 2010. Reimbursable expenses increased 24% to $5.7 million for the six months ended June 30, 2011 from $4.6 million for the six months ended June 30, 2010. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 14% to $84.3 million for the six months ended June 30, 2011 from $74.0 million for the six months ended June 30, 2010.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in services revenues.  The average number of professionals performing services, including subcontractors, increased to 1,198 for the six months ended June 30, 2011 from 1,038 for the six months ended June 30, 2010.

Costs associated with software and hardware sales decreased 29% to $5.8 million for the six months ended June 30, 2011 from $8.2 million for the six months ended June 30, 2010, which is directly related to the decrease in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 24% to $37.5 million for the six months ended June 30, 2011 from $30.4 million for the six months ended June 30, 2010. Gross margin as a percentage of revenues increased to 30.8% for the six months ended June 30, 2011 from 29.1% for the six months ended June 30, 2010, primarily due to increases in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 33.4% or $36.6 million for the six months ended June 30, 2011 from 32.4% or $29.4 million for the six months ended June 30, 2010.  The increase in services gross margin is primarily a result of higher average bill rates. The average bill rate for our professionals, excluding subcontractors, increased to $116 per hour for the six months ended June 30, 2011 from $106 per hour for the six months ended June 30, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the six months ended June 30, 2011, excluding China, was $125 per hour compared to $118 per hour for the six months ended June 30, 2010.  Software and hardware gross margin increased to 14.1% or $1.0 million for the six months ended June 30, 2011 from 11.0% or $1.0 million for the six months ended June 30, 2010.  Software and hardware gross margin increased primarily due to an increase in higher margin hardware sales in the first half of 2011.

Selling, General and Administrative. SG&A expenses increased 7% to $24.5 million for the six months ended June 30, 2011 from $22.8 million for the six months ended June 30, 2010.  SG&A expenses, as a percentage of revenues, decreased slightly to 20.1% for the six months ended June 30, 2011 from 21.9% for the six months ended June 30, 2010.  Stock compensation and bonus decreased 1.1% and 0.9%, respectively, as a percentage of revenues while bad debt increased 0.4% as a percentage of revenues compared to the prior year comparable period.   Stock compensation decreased as a percentage of revenues primarily due to less expense recorded for the separation of our former chairman of the Board of Directors in the prior year period.  Bonus decreased as a percentage of revenues primarily due to more aggressive bonus targets in 2011.  Bad debt increased as a percentage of revenues primarily due to an additional reserve being recorded for the bankruptcy of a client.

Depreciation. Depreciation expense increased 111% to $0.7 million for the six months ended June 30, 2011 from $0.3 million for the six months ended June 30, 2010. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2010 and 2011 and the increase in leasehold improvements for the expansion of our facility in China.  Depreciation expense as a percentage of revenues was 0.6% and 0.3% for the six months ended June 30, 2011 and 2010, respectively.

Amortization. Amortization expense increased 33% to $2.7 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2010 and 2011.

Acquisition Costs. Acquisition-related costs increased 203% to $1.2 million for the six months ended June 30, 2011 from $0.4 million for the six months ended June 30, 2011. The acquisition-related costs incurred during 2011 are primarily related to the acquisition of Exervio and JCB.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.5 million was made during the six months ended June 30, 2011 for the accretion of the fair value estimate for the earnings-based contingent consideration to be paid to speakTECH’s interest holders and Exervio’s selling shareholders.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.4% for the six months ended June 30, 2011 from 40.2% for the six months ended June 30, 2010 primarily due to lower projected foreign-source income and non-deductible adjustments to the fair value of contingent consideration.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of June 30, 2011	As of December 31, 2010
Cash, cash equivalents and investments	$12.5	$26.3
Working capital (including cash and cash equivalents)	$51.7	$47.6
Amounts available under credit facilities	$50.0	$50.0

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was $4.1 million compared to net cash provided by operating activities of $9.7 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, the primary components of operating cash flows were net income of $4.6 million plus non-cash charges of $6.9 million, offset by investments in working capital of $15.6 million.  The primary components of operating cash flows for the six months ended June 30, 2010 were net income of $2.9 million plus non-cash charges of $6.5 million and net working capital reductions of $0.3 million.  The decrease in cash resulting from operating activities is primarily related to the decrease in accounts payable and other liabilities. Accounts payable and other liabilities decreased due to paying down higher accrued software costs and variable compensation liabilities during the first half of 2011.  Also, our days sales outstanding as of June 30, 2011 increased to 81 days from 70 days at June 30, 2010. Days sales outstanding have increased as of June 30, 2011 due to slightly slower paying customers, partially related to new customers from existing business and customers acquired from the acquisitions made during 2010 and 2011.

 Net Cash Provided by (Used In) Investing Activities

During the six months ended June 30, 2011, we used $6.8 million for acquisition related costs and $1.8 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds from the sale and maturity of our investments.  During the six months ended June 30, 2010, we used $6.4 million to purchase investments, $1.5 million for the purchase of Kerdock and $0.6 million to purchase equipment and develop certain software.

Net Cash Used In Financing Activities

During the six months ended June 30, 2011, we received proceeds of $3.5 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $1.5 million related to vesting of stock awards and stock option exercises.  We used $5.8 million to repurchase shares of our common stock through the stock repurchase program and $0.3 million in fees related to renewing our credit facility.  For the six months ended June 30, 2010, we received proceeds of $0.8 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.6 million related to vesting of stock awards and stock option exercises.  We used $6.0 million to repurchase shares of our common stock through the stock repurchase program.

Availability of Funds from Bank Line of Credit Facility

On May 23, 2011, the Company renewed and extended the term of its Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on June 30, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on June 30, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2011, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of June 30, 2011, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at June 30, 2011.  The repurchase program expires June 30, 2012.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $48.0 million of our outstanding common stock through June 30, 2011.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2011.

Shelf Registration Statement

In July 2008, we filed a shelf registration statement with the SEC to allow for offers and sales of our common stock from time to time.  Approximately four million shares of common stock were eligible to be sold under this registration statement.   The shelf registration expired in July 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2011, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars because our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, and investments totaling $12.5 million at June 30, 2011 and $26.3 million at December 31, 2010.  In 2011, these amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On April 1, 2011, we acquired Exervio Consulting, Inc. (“Exervio”).  As part of the initial purchase price paid in this acquisition, we issued unregistered shares of our common stock to the interest holders of Exervio.  The aggregate initial purchase price paid in this transaction was approximately $9.3 million, which consisted of approximately $6.5 million in cash and 288,600 unregistered shares of our common stock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to Exervio’s interest holders in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at June 30, 2011.  The repurchase program expires June 30, 2012.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $48.0 million of our outstanding common stock through June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of March 31, 2011	6,292,474	$7.08	6,292,474	$5,426,997
April 1-30, 2011	60,000	12.18	60,000	$4,696,117
May 1-31, 2011	245,093	11.07	245,093	$11,983,213
June 1-30, 2011	-	-	-	$11,983,213
Ending Balance as of June 30, 2011	6,597,567	$7.28	6,597,567	$11,983,213

(1)	Average price paid per share includes commission.
(2)	On May 3, 2011, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 4, 2011	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our current Report on Form 8-K (File No. 001-15169) filed November 9, 2007 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on January 17, 2002 and incorporated herein by reference

10.1
Amended and Restated Credit Agreement, dated as of May 23, 2011, by and among Perficient, Inc., as Borrower, the guarantors from time to time parties thereto, as Guarantors, the lenders from time to time parties thereto, Silicon Valley Bank, as Administrative Agent, Lead Arranger, Book Manager and Issuing Lender, and Bank of America, N.A. and U.S. Bank, N.A., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on May 26, 2011 and incorporated herein by reference

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