Form 10-Q
period 2011-09-30
PERFICIENT INC
filed 2011-11-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 30,603,433 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$1,959	$12,707
Short-term investments	--	11,301
Total cash, cash equivalents, and short-term investments	1,959	24,008
Accounts receivable, net	62,626	48,496
Prepaid expenses	1,823	1,270
Other current assets	4,662	2,584
Total current assets	71,070	76,358

Long-term investments	--	2,254
Property and equipment, net	3,654	2,355
Goodwill	131,961	115,227
Intangible assets, net	11,818	8,829
Other non-current assets	2,926	2,655
Total assets	$221,429	$207,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,033	$6,072
Other current liabilities	21,922	22,654
Total current liabilities	25,955	28,726
Other non-current liabilities	1,687	1,788
Total liabilities	$27,642	$30,514

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
35,347,645 shares issued and 28,250,078 shares outstanding as of September 30, 2011;
33,373,410 shares issued and 27,275,936 shares outstanding as of December 31, 2010)	$35	$33
Additional paid-in capital	243,155	224,966
Accumulated other comprehensive loss	(294)	(225)
Treasury stock, at cost (7,097,567 shares as of September 30, 2011; 6,097,474 shares as of December 31, 2010)	(51,730)	(42,205)
Retained earnings (deficit)	2,621	(5,405)
Total stockholders’ equity	193,787	177,164
Total liabilities and stockholders’ equity	$221,429	$207,678

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	(In thousands, except per share data)
Services	$62,486	$47,733	$171,911	$138,325
Software and hardware	3,868	4,395	10,618	13,620
Reimbursable expenses	3,820	2,520	9,477	7,078
Total revenues	70,174	54,648	192,006	159,023

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	39,292	30,464	109,024	88,991
Software and hardware costs	3,425	3,810	9,223	12,017
Reimbursable expenses	3,820	2,520	9,477	7,078
Other project related expenses	1,320	1,403	4,454	4,115
Total cost of revenues	47,857	38,197	132,178	112,201

Gross margin	22,317	16,451	59,828	46,822

Selling, general and administrative	13,797	11,705	38,283	34,532
Depreciation	484	225	1,207	567
Amortization	1,984	975	4,663	2,989
Acquisition costs	1	--	1,231	406
Adjustment to fair value of contingent consideration	334	15	852	(15)
Income from operations	5,717	3,531	13,592	8,343

Net interest income (expense)	(1)	37	67	107
Net other income (expense)	13	31	(6)	27
Income before income taxes	5,729	3,599	13,653	8,477
Provision for income taxes	2,263	1,346	5,627	3,304

Net income	$3,466	$2,253	$8,026	$5,173

Basic net income per share	$0.12	$0.08	$0.29	$0.19

Diluted net income per share	$0.12	$0.08	$0.28	$0.18

Shares used in computing basic net income per share	27,744	26,594	27,679	26,932

Shares used in computing diluted net income per share	29,518	27,964	29,054	28,394

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2011
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Retained	Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Earnings	Stockholders’
	Shares	Amount	Capital	Loss	Stock	(Deficit)	Equity
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	758	1	3,604	--	--	--	3,605
Net tax benefit from stock option exercises and restricted stock vesting	--	--	988	--	--	--	988
Stock compensation related to restricted stock vesting and retirement savings plan contributions	497	--	6,760	--	--	--	6,760
Purchases of treasury stock	(1,000)	--	--	--	(9,525)	--	(9,525)
Issuance of stock for acquisitions	719	1	6,837	--	--	--	6,838
Net unrealized loss on investments	--	--	--	(19)	--	--	(19)
Foreign currency translation adjustment	--	--	--	(50)	--	--	(50)
Net income	--	--	--	--	--	8,026	8,026
Total comprehensive income	--	--	--	--	--	--	7,957
Balance at September 30, 2011	28,250	$35	$243,155	$(294)	$(51,730)	$2,621	$193,787

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$8,026	$5,173
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,207	567
Amortization	4,663	2,989
Deferred income taxes	1,251	(160)
Non-cash stock compensation and retirement savings plan contributions	6,760	7,530
Tax benefit from stock option exercises and restricted stock vesting	(1,554)	(929)
Adjustment to fair value of contingent consideration	852	(15)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,310)	(3,888)
Other assets	(2,379)	588
Accounts payable	(2,532)	616
Other liabilities	(5,111)	2,312
Net cash provided by operating activities	1,873	14,783

INVESTING ACTIVITIES
Proceeds from sale and maturity of investments	13,555	--
Purchase of investments	--	(4,909)
Purchase of property and equipment	(2,393)	(816)
Capitalization of software developed for internal use	(111)	(124)
Purchase of businesses	(19,020)	(1,785)
Net cash used in investing activities	(7,969)	(7,634)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	14,000	--
Payments on short-term borrowings	(14,000)	--
Payment of credit facility financing fees	(299)	--
Tax benefit on stock option exercises and restricted stock vesting	1,554	929
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	3,605	1,025
Purchase of treasury stock	(9,525)	(13,262)
Net cash used in financing activities	(4,665)	(11,308)
Effect of exchange rate on cash and cash equivalents	13	45
Change in cash and cash equivalents	(10,748)	(4,114)
Cash and cash equivalents at beginning of period	12,707	17,975
Cash and cash equivalents at end of period	$1,959	$13,861

Supplemental disclosures:
Cash paid for income taxes	$5,691	$2,925

Non-cash activity:
Stock issued for purchase of businesses	$6,838	$1,103
Estimated fair value of contingent consideration for purchase of business	$2,206	$2,631

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 may not be indicative of the results for the full fiscal year ending December 31, 2011.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists, (2) fees are fixed and determinable, (3) delivery and acceptance have occurred, and (4) collectibility is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for the Company’s software and hardware sales. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally a 10 to 30 day notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Stock-based compensation cost recognized for the three and nine months ended September 30, 2011 was approximately $2.4 million and $6.8 million, respectively, which included $0.3 million and $0.8 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and nine months ended September 30, 2011 were approximately $0.8 million and $2.2 million, respectively.  Stock-based compensation cost recognized for the three and nine months ended September 30, 2010 was approximately $2.4 million and $7.5 million, respectively, which included $0.3 million and $0.7 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and nine months ended September 30, 2010 were approximately $0.8 million and $2.6 million, respectively.  As of September 30, 2011, there was $13.9 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years.

Stock option activity for the nine months ended September 30, 2011 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2011	1,199	$0.03 – 9.19	$4.56
Options exercised	(749)	0.03 – 9.19	4.70
Options canceled	(36)	3.75 – 7.48	5.93
Options outstanding at September 30, 2011	414	0.03 – 9.19	4.19
Options vested at September 30, 2011	386	$0.03 – 9.19	$4.03

    Restricted stock activity for the nine months ended September 30, 2011 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	2,606	$8.97
Awards granted (1)	365	11.65
Awards vested	(421)	9.33
Awards forfeited	(409)	8.84
Restricted stock awards outstanding at September 30, 2011	2,141	$9.43

(1)
Includes the issuance of 97,800 shares of restricted stock to former JCB Partners, LLC (“JCB”) employees. The grants vest in 20% increments annually over a 5-year period. If the recipient is not employed by the Company for any reason during the 5-year period, then any unvested shares will be forfeited.

 4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,466	$2,253	$8,026	$5,173
Basic:
Weighted-average shares of common stock outstanding	27,744	26,594	27,679	26,932
Shares used in computing basic net income per share	27,744	26,594	27,679	26,932

Effect of dilutive securities:
Stock options	228	565	313	683
Warrants	6	6	7	6
Restricted stock subject to vesting	548	676	592	732
Contingently issuable shares (1)	467	123	156	41
Shares issuable for acquisition consideration (2)	525	--	307	--
Shares used in computing diluted net income per share (3)	29,518	27,964	29,054	28,394

Basic net income per share	$0.12	$0.08	$0.29	$0.19

Diluted net income per share	$0.12	$0.08	$0.28	$0.18

(1)	Represents the Company’s estimate of shares to be issued to speakTECH pursuant to the Agreement and Plan of Merger. Refer to Note 8 for further discussion.
(2)
Represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreements with Exervio Consulting, Inc. (“Exervio”) and JCB as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(3)
For the three months ended September 30, 2011, approximately 10,000 options for shares and 509,000 shares of restricted stock were excluded.  For the nine months ended September 30, 2011, approximately 3,000 options for shares and 316,000 shares of restricted stock were excluded.  For the three months ended September 30, 2010, approximately 43,000 options for shares and 763,000 shares of restricted stock were excluded.  For the nine months ended September 30, 2010, approximately 34,000 options for shares and 677,000 shares of restricted stock were excluded. These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

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

During the second quarter 2011, the Company sold all of its short- and long-term investments to fund acquisition activity. The realized gains and losses for these investments were immaterial. As of September 30, 2011, the Company’s investments consisted of cash equivalents with original maturities of less than three months.

6. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2011 are as follows (in thousands):
Operating Leases
2011 remaining	$712
2012	2,194
2013	1,899
2014	1,330
2015	874
Thereafter	1,013
Total minimum lease payments	$8,022

7. Balance Sheet Components

 The components of accounts receivable are as follows (in thousands):
	September 30, 2011	December 31, 2010
Accounts receivable	$41,540	$33,406
Unbilled revenues	21,780	15,318
Allowance for doubtful accounts	(694)	(228)
Total	$62,626	$48,496

The components of other current assets are as follows (in thousands):
	September 30, 2011	December 31, 2010
Income tax receivable	$2,039	$546
Deferred tax asset	156	656
Other current assets	2,467	1,382
Total	$4,662	$2,584

    The components of other current liabilities are as follows (in thousands):
	September 30, 2011	December 31, 2010
Estimated fair value of contingent consideration liability (1)	$6,101	$3,339
Accrued variable compensation	5,160	8,456
Payroll related costs	2,674	1,986
Accrued subcontractor fees	2,386	2,631
Accrued reimbursable expense	1,608	441
Accrued medical claims expense	869	810
Deferred revenues	721	1,121
Acquired liabilities	730	2,244
Other current liabilities	1,673	1,626
Total	$21,922	$22,654

(1)
Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by: (1) speakTECH’s interest holders 12 months after the speakTECH acquisition; and (2) Exervio’s selling shareholders 12 months and 18 months after the closing date of the Exervio acquisition.

The components of other non-current liabilities are as follows (in thousands):
	September 30, 2011	December 31, 2010
Deferred compensation liability	$1,229	$1,162
Deferred income taxes	409	417
Other non-current liabilities	49	209
Total	$1,687	$1,788

Property and equipment consists of the following (in thousands):
	September 30, 2011	December 31, 2010
Computer hardware (useful life of 3 years)	$5,988	$5,064
Furniture and fixtures (useful life of 5 years)	1,396	1,287
Leasehold improvements (useful life of 5 years)	1,863	1,159
Software (useful life of 1 year)	1,489	1,160
Less: Accumulated depreciation	(7,082)	(6,315)
Total	$3,654	$2,355

8. Business Combinations

Acquisition of speakTECH

On December 10, 2010, the Company acquired speakTECH pursuant to the terms of an Agreement and Plan of Merger. The Company has estimated total allocable purchase price consideration to be $9.4 million.  The purchase price estimate is comprised of $4.3 million in cash paid (included $0.9 million in assumed shareholder debt) and $1.8 million of Company common stock, increased by $3.3 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s interest holders 12 months after the closing date of the acquisition.  The first 40% of the earnings-based contingent consideration is to be paid in Company common stock while the remaining 60% is to be paid equally in cash and stock.  The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the speakTECH operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

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

The Company made immaterial adjustments to the fair value estimates of speakTECH related to net working capital amounts and deferred taxes to reflect new information obtained as of September 30, 2011. Any additional adjustments to these fair value estimates will result in an adjustment to goodwill or income, as applicable, and are expected to be immaterial as the Company finalizes its fair value estimates during the fourth quarter 2011.

Acquisition of Exervio

On April 1, 2011, the Company acquired substantially all of the assets of Exervio pursuant to the terms of an Asset Purchase Agreement. The Company has initially estimated the total allocable purchase price consideration to be $11.2 million.  The initial purchase price estimate is comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder potentially realized 18 months after the closing date of the acquisition.  If the contingency is achieved, 25% of the earnings-based contingent consideration will be paid in cash and 75% will be issued in stock to the Exervio selling shareholders. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

The amounts above represent the fair value estimates as of September 30, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of JCB

On July 1, 2011, the Company acquired substantially all of the assets of JCB pursuant to the terms of an Asset Purchase Agreement. The Company has initially estimated the total allocable purchase price consideration to be $16.4 million. The initial purchase price estimate is comprised of $12.3 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.8
Acquired intangible assets	3.1
Liabilities assumed	(1.3)
Goodwill	11.8
Total purchase price	$16.4

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the fair value estimates as of September 30, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Exervio and JCB operations have been included in the Company’s unaudited interim condensed consolidated financial statements since the acquisition date.

    The amounts of revenue and net income of Exervio and JCB included in the Company’s Condensed Consolidated Statements of Operations from the acquisition date to September 30, 2011 are as follows (in thousands):

Acquisition Date to September 30, 2011

Revenues	$12,493
Net income	$636

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with Exervio and JCB for the nine months ended September 30, 2011 and 2010, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming Exervio and JCB were acquired as of the beginning of 2010. These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2010 or of future results of operations of the consolidated entities (in thousands, except per share information):

	September 30,
	2011	2010
Revenues	$204,163	$177,357
Net income	$9,847	$4,386

Basic Earnings Per Share	$0.36	$0.16
Diluted Earnings Per Share	$0.34	$0.15

Basic Weighted Average Shares Outstanding	27,681	27,257
Diluted Weighted Average Shares Outstanding	29,055	29,113

The September 30, 2010 pro-forma results shown above include the results of the Kerdock Consulting, LLC operations since the acquisition date.

9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance at December 31, 2010	$115,227
Preliminary purchase price allocation for 2011 acquisitions (Note 8)	17,386
Adjustments to preliminary purchase price allocations	(652)
Balance at September 30, 2011	$131,961

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$20,808	$(10,862)	$9,946	$19,543	$(12,169)	$7,374
Non-compete agreements	1,076	(250)	826	1,031	(413)	618
Customer backlog	992	(622)	370	151	(100)	51
Trade name	259	(140)	119	169	(25)	144
Internally developed software	1,018	(461)	557	1,039	(397)	642
Total	$24,153	$(12,335)	$11,818	$21,933	$(13,104)	$8,829

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	4 – 8 years
Non-compete agreements	3 – 5 years
Internally developed software	3 – 5 years
Trade name	9 months – 3 years
Customer backlog	6 – 9 months

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on September 30, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on September 30, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2011, the Company had $50.0 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on years through 2006. The IRS has completed its examination of the Company’s 2009 income tax return and the proposed adjustments to the Company’s tax positions were not material.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had no unrecognized tax benefits as of September 30, 2011.

The Company’s effective tax rate was 39.5% and 41.2% for the respective three and nine months ended September 30, 2011 compared to 37.4% and 39.0% for the respective three and nine months ended September 30, 2010. The increase in the effective rate is primarily due to lower projected foreign-source income and non-deductible adjustments related to the fair value of contingent consideration. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as 50% of meals and entertainment expenses, present value adjustment to acquisition-related contingent consideration, and non-deductible executive compensation, partially offset by the tax benefits of certain disqualified dispositions of incentive stock options by holders.  As of September 30, 2011, the Company’s net current deferred tax asset was $0.2 million and its net non-current deferred tax liability was $0.4 million.  Generally, deferred tax assets are related to stock compensation, accruals, and net operating losses of acquired companies; and deferred tax liabilities are related to identifiable intangibles and prepaid expenses.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

12.  Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective prospectively for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Although adopting ASU 2011-05 will not impact the accounting for comprehensive income, it will affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Condensed Consolidated Statements of Stockholders’ Equity.

In August 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. These provisions are effective prospectively for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% and 12% of our services revenues for the respective three and nine months ended September 30, 2011 compared to 12% and 13% for the respective three and nine months ended September 30, 2010. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately. Management considers the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). If management has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein. Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues. Total revenues increased 28% to $70.2 million for the three months ended September 30, 2011 from $54.6 million for the three months ended September 30, 2010.

	Financial Results			Explanation for Increases/ (Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase/ (Decrease) Attributable to Acquired Companies*	Increase/(Decrease) Attributable to Base Business**
Services Revenues	$62,486	$47,733	$14,753	$11,920	$2,833
Software and Hardware Revenues	3,868	4,395	(527)	(442)	(85)
Reimbursable Expenses	3,820	2,520	1,300	300	1,000
Total Revenues	$70,174	$54,648	$15,526	$11,778	$3,748

*Defined as revenues generated by professionals from companies acquired during 2010 and 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 31% to $62.5 million for the three months ended September 30, 2011 from $47.7 million for the three months ended September 30, 2010.  The increase in services revenues is primarily due to acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $2.8 million while services revenues attributable to acquired companies increased $11.9 million, resulting in a total increase of $14.7 million.

Software and hardware revenues decreased 12% to $3.9 million for the three months ended September 30, 2011 from $4.4 million for the three months ended September 30, 2010 primarily due to the volume and magnitude of software renewals in the third quarter 2010 as compared to the third quarter 2011. Reimbursable expenses increased 52% to $3.8 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 25% to $47.9 million for the three months ended September 30, 2011 from $38.2 million for the three months ended September 30, 2010.  The increase in cost of revenues is primarily related to the increase in headcount to support the Company’s ongoing revenue producing projects. The average number of professionals performing services, including subcontractors, increased to 1,379 for the three months ended September 30, 2011 from 1,084 for the three months ended September 30, 2010.

Gross Margin. Gross margin increased 36% to $22.3 million for the three months ended September 30, 2011 from $16.5 million for the three months ended September 30, 2010. Gross margin as a percentage of revenues increased to 31.8% for the three months ended September 30, 2011 from 30.1% for the three months ended September 30, 2010 primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 35.0% or $21.9 million for the three months ended September 30, 2011 from 33.2% or $15.9 million for the three months ended September 30, 2010.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $116 per hour for the three months ended September 30, 2011 from $105 per hour for the three months ended September 30, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the three months ended September 30, 2011, excluding China, was $126 per hour compared to $119 per hour for the three months ended September 30, 2010.

Selling, General and Administrative. SG&A expenses increased 18% to $13.8 million for the three months ended September 30, 2011 from $11.7 million for the three months ended September 30, 2010.  SG&A expenses, as a percentage of revenues, decreased to 19.7% for the three months ended September 30, 2011 from 21.4% for the three months ended September 30, 2010.  Bonus and stock compensation decreased 1.8% and 0.9%, respectively, as a percentage of revenues while sales-related costs increased 0.8% as a percentage of revenues compared to the prior year comparable period.  Bonus decreased as a percentage of revenues primarily due to more aggressive bonus targets in 2011.  Sales-related costs increased as a percentage of revenues primarily due to the increase in headcount to support our ongoing revenue producing projects.

Depreciation. Depreciation expense increased 115% to $0.5 million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010. The increase in depreciation expense is mainly attributable to increased capital expenditures during 2010 and 2011 and the increase in leasehold improvements related to the expansion of our facility in China.  Depreciation expense as a percentage of revenues was 0.7% and 0.4% for the three months ended September 30, 2011 and 2010, respectively.

Amortization. Amortization expense increased 104% to $2.0 million for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010. The increase in amortization expense is due to the addition of intangible assets acquired as a result of the Company’s acquisition activity during 2010 and 2011.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was made during the three months ended September 30, 2011 for the accretion of the fair value estimate for the earnings-based contingent consideration to be paid to speakTECH’s interest holders and Exervio’s selling shareholders.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 39.5% for the three months ended September 30, 2011 from 37.4% for the three months ended September 30, 2010 primarily due to lower projected foreign-source income and non-deductible adjustments related to the fair value of contingent consideration paid in some of our recent acquisitions.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenues. Total revenues increased 21% to $192.0 million for the nine months ended September 30, 2011 from $159.0 million for the nine months ended September 30, 2010.

	Financial Results			Explanation for Increases/ (Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase/(Decrease) Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$171,911	$138,325	$33,586	$28,631	$4,955
Software and Hardware Revenues	10,618	13,620	(3,002)	(560)	(2,442)
Reimbursable Expenses	9,477	7,078	2,399	581	1,818
Total Revenues	$192,006	$159,023	$32,983	$28,652	$4,331

*Defined as revenues generated by professionals from companies acquired during 2010 and 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 24% to $171.9 million for the nine months ended September 30, 2011 from $138.3 million for the nine months ended September 30, 2010.  The increase in services revenues is primarily due to the acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $5.0 million while services revenues attributable to acquired companies increased $28.6 million, resulting in a total increase of $33.6 million.

Software and hardware revenues decreased 22% to $10.6 million for the nine months ended September 30, 2011 from $13.6 million for the nine months ended September 30, 2010 due to the decrease in the volume and magnitude of software renewals as compared to 2010. Reimbursable expenses increased 34% to $9.5 million for the nine months ended September 30, 2011 from $7.1 million for the nine months ended September 30, 2010. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 18% to $132.2 million for the nine months ended September 30, 2011 from $112.2 million for the nine months ended September 30, 2010.  The increase in cost of revenues is related to the increase in headcount to support the Company’s ongoing revenue producing projects. The average number of professionals performing services, including subcontractors, increased to 1,258 for the nine months ended September 30, 2011 from 1,053 for the nine months ended September 30, 2010.

Gross Margin. Gross margin increased 28% to $59.8 million for the nine months ended September 30, 2011 from $46.8 million for the nine months ended September 30, 2010. Gross margin as a percentage of revenues increased to 31.2% for the nine months ended September 30, 2011 from 29.4% for the nine months ended September 30, 2010, primarily due to increases in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 34.0% or $58.4 million for the nine months ended September 30, 2011 from 32.7% or $45.2 million for the nine months ended September 30, 2010.  The increase in services gross margin is primarily a result of higher average bill rates. The average bill rate for our professionals, excluding subcontractors, increased to $116 per hour for the nine months ended September 30, 2011 from $105 per hour for the nine months ended September 30, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the nine months ended September 30, 2011, excluding China, was $125 per hour compared to $118 per hour for the nine months ended September 30, 2010.

Selling, General and Administrative. SG&A expenses increased 11% to $38.3 million for the nine months ended September 30, 2011 from $34.5 million for the nine months ended September 30, 2010.  SG&A expenses, as a percentage of revenues, decreased to 19.9% for the nine months ended September 30, 2011 from 21.7% for the nine months ended September 30, 2010.  Stock compensation and bonus decreased 1.0% and 1.2%, respectively, as a percentage of revenues while recruiting costs increased 0.5% as a percentage of revenues compared to the prior year comparable period.   Stock compensation decreased as a percentage of revenues primarily due to less expense recorded in 2011 as a result of the separation of our former chairman of the Board of Directors in the fourth quarter 2010.  Bonus decreased as a percentage of revenues primarily due to more aggressive bonus targets in 2011.  Recruiting costs increased as a percentage of revenues primarily related to the increase in headcount.

Depreciation. Depreciation expense increased 113% to $1.2 million for the nine months ended September 30, 2011 from $0.6 million for the nine months ended September 30, 2010. The increase in depreciation expense is mainly attributable to increased capital expenditures during 2010 and 2011 and the increase in leasehold improvements related to the expansion of our facility in China.  Depreciation expense as a percentage of revenues was 0.6% and 0.4% for the nine months ended September 30, 2011 and 2010, respectively.

Amortization. Amortization expense increased 56% to $4.7 million for the nine months ended September 30, 2011 from $3.0 million for the nine months ended September 30, 2010. The increase in amortization expense is due to the addition of intangible assets acquired as a result of the Company’s acquisition activity during 2010 and 2011.

Acquisition Costs. Acquisition-related costs of $1.2 million for the nine months ended September 30, 2011 were incurred primarily related to the acquisition of Exervio and JCB.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.8 million was made during the nine months ended September 30, 2011 for the accretion of the fair value estimate for the earnings-based contingent consideration to be paid to speakTECH’s interest holders and Exervio’s selling shareholders.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 41.2% for the nine months ended September 30, 2011 from 39.0% for the nine months ended September 30, 2010 primarily due to lower projected foreign-source income and non-deductible adjustments related to the fair value of contingent consideration paid in some of our recent acquisitions.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of September 30, 2011	As of December 31, 2010
Cash, cash equivalents and investments	$2.0	$26.3
Working capital (including cash and cash equivalents)	$45.1	$47.6
Amounts available under credit facilities	$50.0	$50.0

Net Cash Provided By Operating Activities

Net cash provided by operating activities was $1.9 million compared to $14.8 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, the primary components of operating cash flows were net income of $8.0 million plus non-cash charges of $13.2 million, offset by investments in working capital of $19.3 million.  The primary components of operating cash flows for the nine months ended September 30, 2010 were net income of $5.2 million plus non-cash charges of $10.0 million, offset by investments in net working capital of $0.4 million.  The decrease in cash resulting from operating activities is primarily related to the decrease in accounts payable and other liabilities. Accounts payable and other liabilities decreased due to paying down higher accrued software costs and variable compensation liabilities during 2011.  Also, our days sales outstanding as of September 30, 2011 increased to 81 days from 73 days at September 30, 2010. Days sales outstanding have increased as of September 30, 2011 due to slightly slower paying customers, partially related to new customers both from existing lines of business and acquisitions made during 2010 and 2011.

 Net Cash Used In Investing Activities

During the nine months ended September 30, 2011, we used $19.0 million for the purchase of businesses and acquisition-related costs and $2.5 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds from the sale and maturity of our investments.  During the nine months ended September 30, 2010, we used $4.9 million to purchase investments, $1.8 million for the purchase of Kerdock and $0.9 million to purchase equipment and develop certain software.

Net Cash Used In Financing Activities

During the nine months ended September 30, 2011, we received proceeds of $3.6 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $1.6 million related to vesting of stock awards and stock option exercises.  We used $9.5 million to repurchase shares of our common stock through the stock repurchase program and $0.3 million in fees related to renewing our credit facility.  For the nine months ended September 30, 2010, we received proceeds of $1.0 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $0.9 million related to vesting of stock awards and stock option exercises.  We used $13.2 million to repurchase shares of our common stock through the stock repurchase program.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on September 30, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on September 30, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2011, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of September 30, 2011, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at September 30, 2011.  The repurchase program expires June 30, 2012.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $51.7 million of our outstanding common stock through September 30, 2011.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first nine months of 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2011, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars because our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, and investments totaling $2.0 million at September 30, 2011 and $26.3 million at December 31, 2010.  In 2011, these amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On July 1, 2011, we acquired JCB Partners, LLC (“JCB”).  As part of the initial purchase price paid in this acquisition, we issued unregistered shares of our common stock to the interest holders of JCB.  The aggregate initial purchase price paid in this transaction was approximately $16.4 million, which consisted of approximately $12.3 million in cash and 430,318 unregistered shares of our common stock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to JCB’s interest holders in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at September 30, 2011.  The repurchase program expires June 30, 2012.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $51.7 million of our outstanding common stock through September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of June 30, 2011	6,597,567	$7.28	6,597,567	$11,983,213
July 1-31, 2011	--	--	--	11,983,213
August 1-31, 2011	500,000	7.42	500,000	8,271,213
September 1-30, 2011	--	--	--	8,271,213
Ending Balance as of September 30, 2011	7,097,567	7.29	7,097,567	8,271,213

(1)	Average price paid per share includes commission.

Item 5. Other Information

At a meeting held November 1, 2011, the Board of Directors appointed current director James R. Kackley to serve as the Company’s non-executive Chairman of the Board.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 3, 2011	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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