Form 10-K
period 2011-12-31
PERFICIENT INC
filed 2012-03-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $294.5 million based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2011.

As of February 27, 2012, there were 31,269,447 shares of Common Stock outstanding.

Portions of the definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2012, are incorporated by reference in Part III of this Form 10-K.

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

Overview

We are an information technology consulting firm serving Forbes Global 2000 (“Global 2000”) and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third party software products. Our solutions include business integration, portals and collaboration, custom applications, technology platform implementations, customer relationship management, enterprise performance management, enterprise content management, and business intelligence, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering business-driven technology solutions for our clients, we have acquired domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

We serve our clients from locations in 20 markets throughout North America by leveraging a sales team that is experienced and connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $5 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutique consulting firms.

During 2011, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing  to make disciplined acquisitions by acquiring Exervio Consulting, Inc. (“Exervio”) in April 2011 and JCB Partners, LLC (“JCB”) in July 2011; expanding our technical skill and geographic base by expanding our business both organically and through acquisitions, with a primary focus on the United States; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in Canada, Europe, China, and India; and leveraging our existing and pursuing new strategic alliances by targeting leading business advisory companies and technology providers.

Our Solutions

We help clients gain competitive advantage by using technology to make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our business-driven technology solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include business integration, portals and collaboration, custom applications, technology platform implementations, customer relationship management, enterprise performance management, enterprise content management, and business intelligence, among others. The platforms in which we have significant domain expertise and on which these solutions are built include IBM, Oracle and Microsoft, among others.

•
Industry Expertise. We serve many of the world’s largest and most respected companies with deep business process experience across a variety of industries. These industries include healthcare, financial services and banking, telecommunications, automotive, and energy, among others.

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

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2011, 2010 and 2009,  81%, 84% and 92%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, an Oracle Platinum Partner, a Microsoft Gold Certified Partner and National Systems Integrator, a TeamTIBCO Partner, and an EMC Consulting Preferred Partner.  Our vendors have recognized our relationships with several awards.  In 2011 we were named IBM’s Lotus North America Distinguished Partner, making us a three-time winner of this award. We also received the IBM Information Management Solution Excellence Award and the IBM Information Management Business Analytics Solution Provider Achievement Award.

•
Offshore Capability. We serve our clients from locations in 20 markets throughout North America and, in addition, we operate global development centers in Hangzhou, China and Chennai, India. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Oracle and Microsoft technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2011, we had 204 colleagues at the Hangzhou, China facility and 205 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	boutique consulting firms, such as Prolifics and Avanade;
•	national consulting firms, such as Accenture, Deloitte Consulting and Sapient;
•	in-house professional services organizations of software companies; and
•	offshore providers, such as Infosys Technologies Limited and Wipro Limited.

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

Clients

During the year ended December 31, 2011, we provided services to 597 customers. No one customer provided more than 10% of our total revenues for the years ended 2011, 2010 or 2009.

Employees

As of December 31, 2011, we had 1,484 colleagues, 1,240 of which were billable (excludes 171 billable subcontractors) and 244 which were involved in sales, administration, and marketing. None of our colleagues are represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our colleagues.

Sales and Marketing. As of December 31, 2011, we had a 57 person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 85% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 28 dedicated sales support employees, 19 general managers and three vice-presidents who are engaged in the sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Oracle and Microsoft, among others. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

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

Risks Related to Our Business

Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Our results of operations are affected by the levels of business activities of our clients, which can be affected by economic conditions in the United States and worldwide. Volatile, negative or uncertain economic conditions in our significant markets could undermine business confidence, both in those markets and other markets and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve may affect demand for our services. A material portion of our revenues and profitability is derived from our clients in North America. Weakening in this market as a result of high government deficits, credit downgrades or otherwise, could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed, and could have a significant negative impact on our results of operations.

A significant portion of our revenue is dependent upon building long-term relationships with our clients and our operating results could suffer if we fail to maintain these relationships.

Our professional services agreements with clients are, in most cases, terminable on 10 to 30 days’ notice. A client may choose at any time to use another consulting firm, choose to perform services we provide through their own internal resources, choose not to retain us for additional stages of a project that involves multiple stages, or try to renegotiate the terms of its contract or cancel or delay additional planned work.  Terminations, cancellations, or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, and changes in client strategies, the economy, or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to replace, or it may take significant time to replace, the lost revenue with other work or eliminated associated costs.  Consequently, our results of operations in subsequent periods could be materially lower than expected. Additionally, termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

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

A significant amount of information technology services are being provided by lower-cost non-domestic resources. The increased utilization of these resources for U.S.-based projects could result in lower revenues and margins for U.S.-based information technology companies. Our ability to compete utilizing higher-cost domestic resources and/or our ability to procure comparably priced offshore resources could adversely impact our results of operations and financial condition.

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

Approximately 16% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting and development facility in Chennai, India to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

We negotiate fees with our clients utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skillsets and competencies. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

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

Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants.

Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

In addition, we operate in a quickly evolving environment, in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive, when compared to other alternatives, which may adversely affect our results of operations.

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

We have continued our disciplined acquisition strategy designed to enhance our capabilities, expand in emerging markets or develop new services and solutions. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. We might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we make. We might not achieve our expected return on investment, or may lose money. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

Our profitability could suffer if we are not able to control our costs.

Our ability to control our costs and improve our efficiency affects our profitability. Since the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on reductions in costs for service delivery and infrastructure, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing focus on our offshore capabilities. As we increase the number of our colleagues and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency, and our profitability could be negatively affected.

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

Changes in our level of taxes, and tax audits, investigations and proceedings could have a material adverse effect on our results of operations and financial condition.

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

Our revenues may fluctuate quarterly due to seasonality or timing of completion of projects.

We may experience seasonal fluctuations in our services and software revenues. We expect that services revenues in the fourth quarter of a given year may typically be lower as there are fewer billable days as a result of vacations and holidays. Our software revenues may be higher in the fourth quarter of a given year as procurement policies of our clients may result in higher technology spending towards the end of budget cycles. While we seek to counterbalance periodic fluctuations in revenues, we may not be able to avoid declines in services revenues or increases in software revenues. Our inability to counterbalance these seasonal trends may materially affect our quarter-to-quarter revenues, margins and operating results.

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

Although we have been profitable for the past eight years, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future and in fact could experience decreased profitability. If we fail to meet public market analysts’ and investors’ expectations, the price of our common stock will likely fall.

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

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 24% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of our company.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We had unrestricted cash, cash equivalents, and investments totaling $9.7 million and a borrowing capacity of $50 million, and a commitment to increase our borrowing capacity by $25 million, at December 31, 2011.  We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Our principal executive operations are located in St. Louis, Missouri where we have leased approximately 5,100 square feet for these functions. We lease 26 offices in major markets throughout North America, China, and India. We do not own any real property. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2010.

	High	Low
Year Ending December 31, 2011:
First Quarter	$13.16	$10.68
Second Quarter	12.76	9.22
Third Quarter	11.32	7.09
Fourth Quarter	10.32	6.41

Year Ending December 31, 2010:
First Quarter	$12.01	$8.50
Second Quarter	12.99	8.91
Third Quarter	9.71	8.21
Fourth Quarter	13.00	9.17

On February 27, 2012, the last reported sale price of our common stock on The Nasdaq Global Select Market was $12.06 per share. There were approximately 323 stockholders of record of our common stock as of February 27, 2012, including 205 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included at Part III, Item 11 of this Form 10-K.

Unregistered Sales of Securities

Our acquisition of speakTECH in December 2010 included an earnings-based contingency, pursuant to which additional consideration could be realized by speakTECH if certain earnings-based requirements were met.  This contingency was achieved during 2011 and, as such, we paid the additional consideration on December 10, 2011.  In connection with this payment, we issued 383,101 unregistered shares of our common stock to speakTECH.  We relied on Section 4(2) and Regulation D of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to speakTECH in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Equity Securities

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at December 31, 2011.  The repurchase program expires June 30, 2012.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception in 2008, we have repurchased approximately $54.0 million of our outstanding common stock through December 31, 2011.
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2011	7,097,567	$7.29	7,097,567	$8,271,213
October 1-31, 2011	--	--	--	$8,271,213
November 1-30, 2011	55,000	9.36	55,000	$7,756,483
December 1-31, 2011	215,000	8.15	215,000	$6,004,112
Ending Balance as of December 31, 2011	7,367,567	$7.33	7,367,567

(1) Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2011, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of two acquisitions in each of 2011 and in 2010 and four acquisitions in 2007.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:			(In thousands)
Revenues	$262,439	$214,952	$188,150	$231,488	$218,148
Gross margin	$81,134	$62,767	$48,333	$73,502	$75,690
Selling, general and administrative	$51,672	$45,477	$40,042	$47,242	$41,963
Depreciation and amortization	$8,095	$4,784	$5,750	$6,949	$6,265
Acquisition costs	$1,249	$993	$--	$--	$--
Adjustment to fair value of contingent consideration	$1,586	$(4)	$--	$--	$--
Impairment of intangible assets	$--	$--	$--	$1,633	$--
Income from operations	$18,532	$11,517	$2,541	$17,678	$27,462
Net interest income	$68	$163	$209	$528	$172
Net other income (expense)	$45	$68	$260	$(915)	$20
Income before income taxes	$18,645	$11,748	$3,010	$17,291	$27,654
Net income	$10,747	$6,480	$1,463	$10,000	$16,230

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$9,732	$24,008	$24,302	$22,909	$8,070
Working capital	$51,476	$47,632	$50,205	$56,176	$41,368
Long-term investments	$--	$2,254	$3,652	$--	$--
Property and equipment, net	$3,490	$2,355	$1,278	$2,345	$3,226
Goodwill and intangible assets, net	$142,166	$124,056	$111,773	$115,634	$121,339
Total assets	$223,932	$207,678	$184,810	$194,247	$189,992
Total stockholders' equity	$198,959	$177,164	$168,348	$174,818	$165,562

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the year ended December 31, 2011 compared to 13% and 11% for the years ended December 31, 2010 and 2009, respectively. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, management also evaluates whether the services are essential to the functionality of the software and has fair value evidence for each deliverable. If management concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally a 10 to 30 day notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, recruiting expense, office costs, bad debts, variable compensation cost, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle, and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, Exervio Consulting, Inc. (“Exervio”) in April 2011, JCB Partners, LLC (“JCB”) in July 2011 and PointBridge Solutions, LLC in February 2012.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2011	2010	2009
Services revenues	88.8%	86.1%	88.4%
Software and hardware revenues	6.0	9.6	6.9
Reimbursable expenses	5.2	4.3	4.7
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	56.9	55.5	61.0
Software and hardware costs	5.2	8.4	6.2
Reimbursable expenses	5.2	4.3	4.7
Other project related expenses	1.8	2.6	2.4
Total cost of revenues	69.1	70.8	74.3
Services gross margin	33.9	32.6	28.2
Software and hardware gross margin	13.5	11.9	10.2
Total gross margin	30.9	29.2	25.7
Selling, general and administrative	19.7	21.2	21.3
Depreciation and amortization	3.1	2.2	3.0
Acquisition costs	0.5	0.5	0.0
Adjustment to fair value of contingent consideration	0.5	0.0	0.0
Income from operations	7.1	5.3	1.4
Net interest income	0.0	0.1	0.1
Net other income	0.0	0.0	0.1
Income before income taxes	7.1	5.4	1.6
Provision for income taxes	3.0	2.5	0.8
Net income	4.1%	2.9%	0.8%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Total revenues increased 22% to $262.4 million for the year ended December 31, 2011 from $215.0 million for the year ended December 31, 2010.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase/ (Decrease) Attributable to Base Business**
Services Revenues	$233,166	$185,173	$47,993	$38,014	$9,979
Software and Hardware Revenues	15,624	20,556	(4,932)	26	(4,958)
Reimbursable Expenses	13,649	9,223	4,426	931	3,495
Total Revenues	$262,439	$214,952	$47,487	$38,971	$8,516

* Defined as revenues generated by professionals from companies acquired during 2010 and 2011.
**Defined as businesses owned as of January 1, 2010.

Services revenues increased 26% to $233.2 million for the year ended December 31, 2011 from $185.2 million for the year ended December 31, 2010.  The increase in services revenues is primarily due to acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $10.0 million while services revenues attributable to acquired companies increased $38.0 million, resulting in a total increase of $48.0 million.

Software and hardware revenues decreased 24% to $15.6 million for the year ended December 31, 2011 from $20.6 million for the year ended December 31, 2010 due to the decrease in the volume and magnitude of software renewals as compared to 2010. Reimbursable expenses increased 48% to $13.6 million for the year ended December 31, 2011 from $9.2 million for the year ended December 31, 2010 primarily as a result of the increase in services revenue. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 19% to $181.3 million for the year ended December 31, 2011 from $152.2 million for the year ended December 31, 2010.  The increase in cost of revenues was directly related to the increase in revenues, specifically the increase in headcount to support the Company’s ongoing revenue-producing projects. The average number of colleagues performing services, including subcontractors, increased to 1,317 for the year ended December 31, 2011 from 1,065 for the year ended December 31, 2010.

Gross Margin. Gross margin increased 29% to $81.1 million for the year ended December 31, 2011 from $62.8 million for the year ended December 31, 2010. Gross margin as a percentage of revenues increased to 30.9% for the year ended December 31, 2011 from 29.2% for the year ended December 31, 2010, primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 33.9% or $79.0 million for the year ended December 31, 2011 from 32.6% or $60.3 million for the year ended December 31, 2010.  The increase in services gross margin was primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $116 per hour for the year ended December 31, 2011 from $106 per hour for the year ended December 31, 2010, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the year ended December 31, 2011, excluding China, was $125 per hour compared to $119 per hour for the year ended December 31, 2010.

Selling, General and Administrative. SG&A expenses increased 14% to $51.7 million for the year ended December 31, 2011 from $45.5 million for the year ended December 31, 2010 due primarily to fluctuations in expenses as detailed in the following table:

	For the Year Ended	For the Year Ended	Increase
Selling, General and Administrative Expense (in millions)	December 31, 2011	December 31, 2010	/ (Decrease)
Sales-related costs	$14.9	$11.9	$3.0
Salary expense	11.3	9.2	2.1
Stock compensation expense	6.9	8.6	(1.7)
Recruiting expense	3.9	2.3	1.6
Bad debt expense	1.0	--	1.0
Variable compensation expense	0.7	2.3	(1.6)
Other	13.0	11.2	1.8
Total	$51.7	$45.5	$6.2

    SG&A expenses, as a percentage of revenues, decreased slightly to 19.7% for the year ended December 31, 2011 from 21.2% for the year ended December 31, 2010.  Bonus expense decreased as a percentage of revenues compared to the prior year period as a result of more aggressive bonus targets in 2011. Stock compensation expense decreased as a percentage of revenues due to less expense recorded in 2011 as a result of the separation of our former Chairman of the Board of Directors in the fourth quarter 2010. These decreases were offset by an increase in recruiting and bad debt expense as a percentage of revenues, which were directly related to the increase in headcount and sales, respectively.

Depreciation. Depreciation expense increased 111% to $1.8 million for the year ended December 31, 2011 from $0.8 million for the year ended December 31, 2010. The increase in depreciation expense was mainly attributable to increased capital expenditures during 2010 and 2011 and the increase in leasehold improvements related to the expansion of our facility in China.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.8% and 0.4% for the year ended December 31, 2011 and 2010, respectively.

Amortization. Amortization expense increased 60% to $6.3 million for the year ended December 31, 2011 from $4.0 million for the year ended December 31, 2010. The increase in amortization expense was due to the addition of intangible assets acquired as a result of the Company’s acquisition activity during 2010 and 2011.

Acquisition Costs. Acquisition-related costs of $1.2 million were incurred during 2011 related to the acquisition of Exervio and JCB compared to $1.0 million during 2010 related to the acquisition of Kerdock and speakTECH.  Acquisition-related costs were incurred for legal, accounting and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.6 million was made during the year ended December 31, 2011 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the speakTECH and Exervio acquisitions.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 42.4% for the year ended December 31, 2011 from 44.8% for the year ended December 31, 2010. The decrease in the effective rate was due primarily to the effect of state taxes and permanent items over a larger income base and lower non-deductible stock compensation.

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

Services revenues increased 11% to $185.2 million for the year ended December 31, 2010 from $166.4 million for the year ended December 31, 2009.  The increase in services revenues was due to an increase in demand for our services and the acquisition of Kerdock and speakTECH.  Services revenues attributable to our base business increased $10.8 million while services revenues attributable to acquired companies increased $8.0 million, resulting in a total increase of $18.8 million.

Software and hardware revenues increased 59% to $20.6 million for the year ended December 31, 2010 from $13.0 million for the year ended December 31, 2009 due to an increase in the sale of new software licenses and renewals of software licenses. Reimbursable expenses increased 5% to $9.2 million for the year ended December 31, 2010 from $8.8 million for the year ended December 31, 2009 as a result of the increase in services revenue. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 9% to $152.2 million for the year ended December 31, 2010 from $139.8 million for the year ended December 31, 2009.  The increase in cost of revenues was directly related to the increase in revenues, specifically the increase in services revenues. The average number of colleagues performing services, including subcontractors, increased to 1,065 for the year ended December 31, 2010 from 1,028 for the year ended December 31, 2009.  Management will continue to manage the cost structure to match demand.

Gross Margin. Gross margin increased 30% to $62.8 million for the year ended December 31, 2010 from $48.3 million for the year ended December 31, 2009. Gross margin as a percentage of revenues increased to 29.2% for the year ended December 31, 2010 from 25.7% for the year ended December 31, 2009 primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 32.6% or $60.3 million for the year ended December 31, 2010 from 28.2% or $47.0 million for the year ended December 31, 2009.  The increase in services gross margin was primarily a result of higher utilization and management’s continued efforts to manage the cost structure.  The average utilization rate of our colleagues, excluding subcontractors, increased to 81% for the year ended December 31, 2010 compared to 75% for the year ended December 31, 2009. The average bill rate for our colleagues, excluding subcontractors, remained flat at $106 per hour for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The average bill rate for our colleagues, excluding subcontractors and offshore employees, increased to $119 for the year ended December 31, 2010 from $114 for the year ended December 31, 2009.  Software and hardware gross margin increased to 11.9% or $2.4 million for the year ended December 31, 2010 from 10.2% or $1.3 million for the year ended December 31, 2009.  The increase in software and hardware margin was directly related to the increase in higher margin software and hardware sales during 2010.

Selling, General and Administrative. SG&A expenses increased 14% to $45.5 million for the year ended December 31, 2010 from $40.0 million for the year ended December 31, 2009 due primarily to fluctuations in expenses as detailed in the following table:

	For the Year Ended	For the Year Ended
Selling, General and Administrative Expense (in millions)	December 31, 2010	December 31, 2009	Increase
Sales-related costs	$11.9	$11.6	$0.3
Salary expense	9.2	8.8	0.4
Stock compensation expense	8.6	7.1	1.5
Recruiting expense	2.3	1.8	0.5
Variable compensation expense	2.3	0.4	1.9
Bad debt expense	--	(0.5)	0.5
Other	11.2	10.8	0.4
Total	$45.5	$40.0	$5.5

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

Depreciation. Depreciation expense decreased 44% to $0.8 million for the year ended December 31, 2010 from $1.5 million for the year ended December 31, 2009. The decrease in depreciation expense was mainly attributable to various assets becoming fully depreciated and the modification of the estimated useful life of computer hardware from two to three years in first quarter of 2010.  Depreciation expense as a percentage of services revenue, excluding reimbursable expenses, was 0.4% and 0.9% for the year ended December 31, 2010 and 2009, respectively.

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

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 44.8% for the year ended December 31, 2010 from 51.4% for the year ended December 31, 2009. The decrease in the effective rate was due primarily to the effect of state taxes and permanent items over a larger income base and larger earnings in certain nontaxable foreign jurisdictions.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2011	2010	2009
Cash, cash equivalents, and investments	$9.7	$26.3	$28.0
Working capital (including cash and cash equivalents)	$51.5	$47.6	$50.2
Amounts available under credit facilities	$50.0	$50.0	$50.0

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $14.3 million compared to $18.7 million and $22.6 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, the components of operating cash flows were net income of $10.7 million plus non-cash charges of $17.6 million, partially offset by investments in working capital of $14.0 million. The primary components of operating cash flow for the year ended December 31, 2010 were net income of $6.5 million plus non-cash charges of $14.3 million, partially offset by investments in working capital of $2.1 million.  The primary components of operating cash flows for the year ended December 31, 2009 were net income of $1.5 million plus non-cash charges of $15.0 million and net working capital reductions of $6.1 million.  The decrease in cash resulting from operating activities as of December 31, 2011 is primarily related to the decrease in accounts payable and other liabilities and the increase in accounts receivable. Accounts payable and other liabilities decreased due to paying down higher accrued software costs and variable compensation liabilities during 2011.  Our days sales outstanding as of December 31, 2011 increased to 78 days compared to 73 days at December 31, 2010 and 2009. Days sales outstanding have increased as of December 31, 2011 due to slower paying customers, partially related to new customers both from existing lines of business and acquisitions made during 2010 and 2011.

Net Cash Used in Investing Activities

For the year ended December 31, 2011, we used $19.4 million for the purchase of businesses and acquisition-related costs, $3.0 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds received from the sale and maturity of our investments.  For the year ended December 31, 2010, we used $4.3 million in cash to purchase investments, $4.9 million for the purchase of Kerdock and speakTECH, and $1.3 million in cash to purchase equipment and develop software.  For the year ended December 31, 2009, we used $10.0 million in cash to purchase investments and $0.7 million in cash to purchase equipment and develop software.

Net Cash Provided By Financing Activities

During the year ended December 31, 2011, we received proceeds of $3.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.8 million related to vesting of stock awards and stock option exercises.  We used $1.2 million to settle the contingent consideration for the purchase of speakTECH, $11.8 million to repurchase shares of our common stock through the stock repurchase program, $0.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.3 million in fees related to our credit facility.  During the year ended December 31, 2010, we received proceeds of $1.5 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.5 million related to vesting of stock awards and stock option exercises.  We used $1.9 million to settle the contingent consideration for the purchase of Kerdock and $14.7 million to repurchase shares of our common stock through the stock repurchase program.  For the year ended December 31, 2009, we received proceeds of $1.0 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $0.6 million related to vesting of stock awards and stock option exercises.  We used $18.4 million to repurchase shares of our common stock through the stock repurchase program.

 Availability of Funds from Bank Line of Credit Facilities

On May 23, 2011, we renewed and extended the term of our Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on December 31, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.295% on December 31, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2011, we had $50.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of December 31, 2011, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2011, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock. In 2011, the Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $60.0 million at December 31, 2011.  The repurchase program expires June 30, 2012.

We established written trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), under which we made a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $54.0 million of our outstanding common stock through December 31, 2011.

Lease Obligations

There were no material changes outside the ordinary course of business in lease obligations or other contractual obligations in 2011 as disclosed in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Contractual Obligations

We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$10,254	$2,458	$4,387	$2,851	$558
Total	$10,254	$2,458	$4,387	$2,851	$558

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering our role as a principal in the transaction.  On rare occasions, we enter into a transaction where we are not the principal.  In these cases, revenue is recorded on a net basis.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. Our policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with ASC Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and software or hardware, then we evaluate whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, we also evaluate whether the services are essential to the functionality of the software and we have fair value evidence for each deliverable. If we have concluded that the separation criteria are met, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or to us, to cancel or terminate the contract within a given period of time (generally a 10 to 30 day notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

We may provide multiple services under the terms of an arrangement and we are required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting, as fair value evidence for individual tasks or milestones is not available.  We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Our annual goodwill impairment test was performed as of October 1, 2011.  Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

Our fair value was determined by weighting the results of two valuation methods: 1) market capitalization based on the average price of our common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and 2) a discounted cash flow model.  The fair value calculated using our average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in our determination of our overall fair value.  While the use of our average common stock price, plus a control premium, may be considered the best evidence of fair value in ASC Topic 350, we believe the volatility in our stock price, and in the market overall, are not always consistently aligned with our financial results or outlook.  The discounted cash flow approach allows us to calculate our fair value based on operating performance and meaningful financial metrics.

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

Other intangible assets include customer relationships, non-compete arrangements, trade name, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to eight years. Amortization of customer relationships, non-compete arrangements, trade name, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2011, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents, and investments totaling $9.7 million at December 31, 2011 and $26.3 million at December 31, 2010.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	December 31,
	2011	2010
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$9,732	$12,707
Short-term investments	--	11,301
Total cash, cash equivalents, and short-term investments	9,732	24,008
Accounts receivable, net of allowance for doubtful accounts of $1,057 in 2011 and $228 in 2010	60,892	48,496
Prepaid expenses	1,246	1,270
Other current assets	3,118	2,584
Total current assets	74,988	76,358
Long-term investments	--	2,254
Property and equipment, net	3,490	2,355
Goodwill	132,038	115,227
Intangible assets, net	10,128	8,829
Other non-current assets	3,288	2,655
Total assets	$223,932	$207,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,029	$6,072
Other current liabilities	18,483	22,654
Total current liabilities	23,512	28,726
Other non-current liabilities	1,461	1,788
Total liabilities	$24,973	$30,514

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 36,217,914 shares issued and 28,742,906 shares outstanding as of December 31, 2011; 33,373,410 shares issued and 27,275,936 shares outstanding as of December 31, 2010)	$36	$33
Additional paid-in capital	248,855	224,966
Accumulated other comprehensive loss	(279)	(225)
Treasury stock, at cost (7,475,008 shares as of December 31, 2011; 6,097,474 shares as of December 31, 2010)	(54,995)	(42,205)
Retained earnings (deficit)	5,342	(5,405)
Total stockholders’ equity	198,959	177,164
Total liabilities and stockholders’ equity	$223,932	$207,678

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year Ended December 31,
	2011	2010	2009
Revenues:	(In thousands, except share and per share information)
Services	$233,166	$185,173	$166,397
Software and hardware	15,624	20,556	12,968
Reimbursable expenses	13,649	9,223	8,785
Total revenues	262,439	214,952	188,150
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	149,243	119,304	114,877
Software and hardware costs	13,521	18,108	11,641
Reimbursable expenses	13,649	9,223	8,785
Other project related expenses	4,892	5,550	4,514
Total cost of revenues	181,305	152,185	139,817

Gross margin	81,134	62,767	48,333

Selling, general and administrative	51,672	45,477	40,042
Depreciation	1,754	830	1,483
Amortization	6,341	3,954	4,267
Acquisition costs	1,249	993	--
Adjustment to fair value of contingent consideration	1,586	(4)	--
Income from operations	18,532	11,517	2,541

Net interest income	68	163	209
Net other income	45	68	260
Income before income taxes	18,645	11,748	3,010
Provision for income taxes	7,898	5,268	1,547

Net income	$10,747	$6,480	$1,463

Basic net income per share	$0.39	$0.24	$0.05
Diluted net income per share	$0.37	$0.23	$0.05
Shares used in computing basic net income per share	27,745,312	26,856,481	27,538,300
Shares used in computing diluted net income per share	29,184,286	28,303,547	28,558,160

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)

				Accumulated
	Common	Common	Additional	Other		Retained	Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Loss	Stock	(Deficit)	Equity
Balance at December 31, 2008	28,502	$30	$197,653	$(338)	$(9,179)	$(13,348)	$174,818
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	298	1	974	--	--	--	975
Net tax shortfall from stock option exercises and restricted stock vesting	--	--	(459)	--	--	--	(459)
Stock compensation related to restricted stock vesting and retirement savings plan contributions	973	1	9,835	--	--	--	9,836
Purchases of treasury stock	(2,690)	--	--	--	(18,350)	--	(18,350)
Net unrealized loss on investments	--	--	--	(5)	--	--	(5)
Foreign currency translation adjustment	--	--	--	70	--	--	70
Net income	--	--	--	--	--	1,463	1,463
Total comprehensive income	--	--	--	--	--	--	1,528
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	381	--	1,468	--	--	--	1,468
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,038	--	--	--	1,038
Stock compensation related to restricted stock vesting and retirement savings plan contributions	920	1	10,830	--	--	--	10,831
Purchases of treasury stock	(1,559)	--	--	--	(14,676)	--	(14,676)
Issuance of stock for acquisitions	451	--	3,627	--	--	--	3,627
Net unrealized gain on investments	--	--	--	25	--	--	25
Foreign currency translation adjustment	--	--	--	23	--	--	23
Net income	--	--	--	--	--	6,480	6,480
Total comprehensive income	--	--	--	--	--	--	6,528
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	814	1	3,711	--	--	--	3,712
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,219	--	--	--	1,219
Stock compensation related to restricted stock vesting and retirement savings plan contributions	929	1	9,177	--	--	--	9,178
Purchases of treasury stock	(1,378)	--	--	--	(12,790)	--	(12,790)
Issuance of stock for acquisitions	1,102	1	9,782	--	--	--	9,783
Net unrealized loss on investments	--	--	--	(19)	--	--	(19)
Foreign currency translation adjustment	--	--	--	(35)	--	--	(35)
Net income	--	--	--	--	--	10,747	10,747
Total comprehensive income	--	--	--	--	--	--	10,693
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES		(In thousands)
Net income	$10,747	$6,480	$1,463
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,754	830	1,483
Amortization	6,341	3,954	4,267
Deferred income taxes	531	205	(18)
Non-cash stock compensation and retirement savings plan contributions	9,178	10,831	9,836
Tax benefit from stock option exercises and restricted stock vesting	(1,838)	(1,531)	(583)
Adjustment to fair value of contingent consideration for purchase of business	1,586	(4)	--

Changes in operating assets and liabilities, net of acquisitions:
Accounts and note receivable	(7,587)	(5,491)	9,427
Other assets	(320)	1,626	(342)
Accounts payable	(1,522)	642	(884)
Other liabilities	(4,550)	1,189	(2,086)
Net cash provided by operating activities	14,320	18,731	22,563

INVESTING ACTIVITIES
Proceeds from sales and maturity of investments	13,555	--	--
Purchase of investments	--	(4,252)	(9,984)
Purchase of property and equipment	(2,776)	(1,161)	(415)
Capitalization of software developed for internal use	(179)	(160)	(311)
Purchase of businesses	(19,385)	(4,941)	--
Net cash used in investing activities	(8,785)	(10,514)	(10,710)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	14,000	--	--
Payments on short-term borrowings	(14,000)	--	--
Payments for credit facility financing fees	(306)	--	--
Payment of contingent consideration for purchase of business	(1,244)	(1,875)	--
Tax benefit from stock option exercises and restricted stock vesting	1,838	1,531	583
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	3,712	1,468	975
Purchases of treasury stock	(11,791)	(14,676)	(18,350)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(747)	--	--
Net cash used in financing activities	(8,538)	(13,552)	(16,792)
Effect of exchange rate on cash and cash equivalents	28	67	5
Change in cash and cash equivalents	(2,975)	(5,268)	(4,934)
Cash and cash equivalents at beginning of period	12,707	17,975	22,909
Cash and cash equivalents at end of period	$9,732	$12,707	$17,975

Supplemental disclosures:
Cash paid for interest	$5	$22	$50
Cash paid for income taxes	$7,810	$4,265	$1,831
Non-cash activities:
Stock issued for purchase of businesses (net of stock reacquired for escrow claim)	$6,616	$2,859	$--
Stock issued for settlement of contingent consideration for purchase of business	$2,915	$768	$--
Estimated fair value of contingent consideration for purchase of business	$2,377	$3,339	$--

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.   Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. The Company designs, builds, and delivers solutions using a core set of middleware software products developed by third party vendors. The Company’s solutions enable its clients to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition (“ASC Subtopic 985-605”), ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

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

An allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client’s inability to make contractual payments, historical experience, and other currently available information.

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

Other intangible assets include customer relationships, non-compete arrangements, trade names, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one to eight years. Amortization of customer relationships, non-compete arrangements, trade names, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

The Company will continue to monitor the trend of its stock price, other market indicators, and its operating results to determine whether there is a triggering event that may require the Company to perform an interim impairment test in the future and record impairment charges to earnings, which could adversely affect the Company’s financial results.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements (“ASC Subtopic 605-25”).  This statement is an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of ASC Subtopic 605-25 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2011, the Company adopted ASC Subtopic 985-605, Software – Revenue Recognition.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of ASC Subtopic 985-605 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective prospectively for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. Although adopting ASU 2011-05 will not impact the accounting for comprehensive income, it will affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Consolidated Statements of Changes in Stockholders’ Equity.

In August 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. These provisions are effective prospectively for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

3.   Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2011	2010	2009
Net income	$10,747	$6,480	$1,463
Basic:
Weighted-average shares of common stock outstanding	27,745	26,856	27,538
Shares used in computing basic net income per share	27,745	26,856	27,538

Effect of dilutive securities:
Stock options	279	659	610
Warrants (1)	5	7	6
Restricted stock subject to vesting	578	774	404
Contingently issuable shares (2)	222	--	--
Shares issuable for acquisition consideration (3)	355	8	--
Shares used in computing diluted net income per share (4)	29,184	28,304	28,558

Basic net income per share	$0.39	$0.24	$0.05
Diluted net income per share	$0.37	$0.23	$0.05

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

(1)	All outstanding warrants expired on December 30, 2011.
(2)
Represents the Company’s estimate of shares to be issued to speakTECH pursuant to the Agreement and Plan of Merger and Exervio Consulting, Inc. (“Exervio”) pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.

(3)
Represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreements with Exervio and JCB Partners, LLC (“JCB”) as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(4)
As of December 31, 2011, approximately 5,000 options for shares and 273,000 shares of restricted stock were excluded.  These shares were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

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

During the second quarter 2011, the Company sold all of its short- and long-term investments to fund acquisition activity. The realized gains and losses for these investments were immaterial. As of December 31, 2011, the Company’s investments consisted of cash equivalents with original maturities of less than three months.

5.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2011, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors.  Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could result in the Company’s inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with no one customer providing more than 10% of total revenues during 2011, 2010 or 2009.

6.   Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986 (the “Code”). The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For 2011, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $3.2 million, $2.5 million, and $2.6 million of expense for the matching cash and Company stock contribution in 2011, 2010, and 2009, respectively.  All matching contributions vest over a three year period of service.

The Company has a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2011, the deferred compensation liability balance was $1.6 million compared to $1.5 million as of December 31, 2010.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

7. Business Combinations

Acquisition of Kerdock Consulting, LLC (“Kerdock”)

On March 26, 2010, the Company acquired substantially all of the assets of Kerdock, pursuant to the terms of an Asset Purchase Agreement.  The Company estimated the total allocable purchase price consideration to be $5.3 million.  The purchase price estimate was comprised of $1.5 million in cash paid and $1.1 million of Company common stock issued at closing, increased by $2.7 million representing the fair value of additional earnings-based contingent consideration.  The contingency was achieved during 2010 and as such, the Company accelerated the payment of the contingent consideration and paid $1.9 million in cash and issued stock worth $0.8 million in November 2010. The Company incurred approximately $0.4 million in transaction costs, which were expensed when incurred. The results of the Kerdock operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.1
Acquired intangible assets	1.6
Liabilities assumed	(1.2)
Goodwill	2.8
Total purchase price	$5.3

The Company estimates that the intangible assets acquired have useful lives of nine months to five years.

Acquisition of speakTECH

On December 10, 2010, the Company acquired speakTECH pursuant to the terms of an Agreement and Plan of Merger. The Company estimated the total allocable purchase price consideration to be $9.4 million.  The purchase price estimate was comprised of $4.3 million in cash paid (included $0.9 million in assumed shareholder debt) and $1.8 million of Company common stock, increased by $3.3 million representing the fair value estimate of additional earnings-based contingent consideration that may be realized by speakTECH’s selling interest holders 12 months after the closing date of the acquisition.  The contingency was achieved during 2011 and as such, the Company accelerated the payment of the contingent consideration and paid $1.5 million in cash and issued stock worth $2.9 million in December 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the speakTECH operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.3
Acquired intangible assets	3.3
Liabilities assumed	(6.1)
Goodwill	7.9
Total purchase price	$9.4

The Company estimated the intangible assets acquired to have useful lives of seven months to five years.

The Company made immaterial adjustments to the fair value estimates of speakTECH related to net working capital amounts and deferred taxes to reflect new information obtained as the Company finalized its fair value estimates during the fourth quarter 2011.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

The Company has initially estimated the total allocable purchase price consideration to be $11.2 million.  The initial purchase price estimate is comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder potentially realized 18 months after the closing date of the acquisition.  If the contingency is achieved, 25% of the earnings-based contingent consideration will be paid in cash and 75% will be issued in stock to the Exervio selling shareholders. The contingent consideration is recorded in “Other current liabilities” on the Consolidated Balance Sheet as of December 31, 2011.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.6
Acquired intangible assets	4.5
Liabilities assumed	(1.1)
Goodwill	5.2
Total purchase price	$11.2

The Company estimates that the intangible assets acquired have useful lives of nine months to seven years.

The amounts above represent the fair value estimates as of December 31, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

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

The Company has initially estimated the total allocable purchase price consideration to be $16.6 million. The initial purchase price estimate is comprised of $12.5 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.8
Acquired intangible assets	3.0
Liabilities assumed	(1.3)
Goodwill	12.1
Total purchase price	$16.6

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the fair value estimates as of December 31, 2011 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Exervio and JCB operations have been included in the Company’s consolidated financial statements since the acquisition date.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

The amounts of revenue and net income of Exervio and JCB included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2011 are as follows (in thousands):

Acquisition Date to December 31, 2011

Revenues	$20,367
Net income	$823

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with Kerdock, speakTECH, Exervio, and JCB for the years ended December 31, 2011 and 2010, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming Kerdock, speakTECH, Exervio, and JCB were acquired as of the beginning of 2010. These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2010 or of future results of operations of the consolidated entities (in thousands):

	December 31,
	2011	2010
Revenues	$274,596	$257,906
Net income	$12,905	$5,770

PointBridge Solutions, LLC (“PointBridge”)

In February 2012, the Company acquired substantially all of the assets of PointBridge. Refer to Note 16, Subsequent Events, for further discussion.

8.   Goodwill and Intangible Assets

The Company performed its annual impairment test of goodwill as of October 1, 2011.  As required by ASC Topic 350, the impairment test is accomplished using a two-step approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company also reviews other factors to determine the likelihood of impairment.  Based on the test performed, the Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated.

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

Goodwill

Activity related to goodwill consisted of the following (in thousands):
	2011	2010
Balance, beginning of year	$115,227	$104,168
Preliminary purchase price allocations for acquisitions (Note 7)	17,169	11,059
Purchase accounting adjustments	(358)	--
Balance, end of year	$132,038	$115,227

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$20,713	$(11,976)	$8,737	$19,543	$(12,169)	$7,374
Non-compete agreements	1,073	(309)	764	1,031	(413)	618
Customer backlog	--	--	--	51	--	51
Trade name	152	(84)	68	169	(25)	144
Internally developed software	1,036	(477)	559	1,039	(397)	642
Total	$22,974	$(12,846)	$10,128	$21,833	$(13,004)	$8,829

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	2 - 8 years
Non-compete agreements	3 - 5 years
Internally developed software	3 - 5 years
Trade name	1 - 3 years

The weighted average amortization periods for customer relationships and non-compete agreements are 6 years and 5 years, respectively. Total amortization expense for the years ended December 31, 2011, 2010, and 2009 was approximately $6.3 million, $4.0 million, and $4.3 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):
2012	$4,162
2013	$2,677
2014	$1,504
2015	$664
2016	$510
Thereafter	$611

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

    A summary of changes in stock options during 2011, 2010, and 2009 is as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	2,030	$0.03 – 16.94	$4.81
Options granted	--	--	--
Options exercised	(279)	0.10 – 7.48	3.04	$1,043
Options canceled	(47)	0.03 – 13.25	5.35
Options outstanding at December 31, 2009	1,704	$0.03 – 16.94	$5.08
Options granted	--	--	--
Options exercised	(369)	0.03 – 10.00	3.66	$2,480
Options canceled	(136)	1.01 – 16.94	13.53
Options outstanding at December 31, 2010	1,199	$0.03 – 9.19	$4.56
Options granted	--	--	--
Options exercised	(802)	0.03 – 9.19	4.49	$5,598
Options canceled	(39)	1.41 – 7.48	5.58
Options outstanding at December 31, 2011	358	$0.03 – 9.19	$4.61	$1,932

Options vested, December 31, 2009	1,532	$0.03 – 16.94	$4.95
Options vested, December 31, 2010	1,113	$0.03 – 9.19	$4.43
Options vested, December 31, 2011	358	$0.03 – 9.19	$4.61	$1,932

The following is additional information related to stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options	Weighted Average Exercise Price
$0.03 – 2.28	106,018	$1.68	1.54	106,018	$1.68
$3.10 – 4.72	60,394	$3.38	2.47	60,394	$3.38
$6.31 – 9.19	191,276	$6.62	3.03	191,276	$6.62
$0.03 – 9.19	357,688	$4.61	2.50	357,688	$4.61

At December 31, 2011, 2010, and 2009, the weighted-average remaining contractual life of outstanding options was 2.50, 1.54, and 3.40 years, respectively.  Generally stock options have a maximum contractual term of ten years.

Restricted stock activity for the year ended December 31, 2011 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2011	2,606	$8.97
Awards granted (1)	720	$10.31
Awards vested	(822)	$10.07
Awards canceled or forfeited	(461)	$8.76
Restricted stock awards outstanding at December 31, 2011	2,043	$9.16

(1)
Includes the issuance of 97,800 shares of restricted stock to former JCB employees. The grants vest in 20% increments annually over a 5-year period. If the recipient is not employed by the Company for any reason during the 5-year period, then any unvested shares will be forfeited.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

The weighted average grant date fair value of shares granted during 2010 and 2009 was $10.42 and $6.92, respectively. The total fair value of restricted shares vesting during the years ended December 31, 2011, 2010 and 2009 was $7.8 million, $9.3 million and $6.7 million, respectively.

The Company recognized $9.2 million, $10.8 million and $9.8 million of share-based compensation expense during 2011, 2010 and 2009, respectively, which included $1.1 million, $0.9 million and $0.9 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2011, 2010 and 2009 was $3.1 million, $3.8 million and $3.4 million, respectively. As of December 31, 2011, there was $15.1 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of three years. The Company’s average estimated forfeiture rate for share based awards for the year ended December 31, 2011 was 7%, which was calculated using historical forfeiture experience.  Generally restricted stock awards vest over a three to five year requisite service period.

At December 31, 2011, 0.4 million shares were reserved for future issuance upon exercise of outstanding options. At December 31, 2011, there were 2.0 million shares of restricted stock outstanding under the 1999 Plan and the Incentive Plan.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was initiated January 1, 2006 and is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2011, approximately 11,400 shares were purchased under the ESPP.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on December 31, 2011) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.295% on December 31, 2011) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2011, the Company had $50.0 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on years through 2007. The IRS completed its examination of the Company’s 2009 income tax return during 2011 and the proposed adjustments to the Company’s tax positions were not material.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

Under the provisions of the ASC Subtopic 740-10-25, the Company had no unrecognized tax benefits as of December 31, 2011 or 2010.

As of December 31, 2011, the Company had U.S. Federal tax net operating loss carry forwards of approximately $5.9 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$6,358	$4,009	$1,173
State	996	1,043	385
Foreign	13	11	7
Total current	7,367	5,063	1,565

Deferred:
Federal	487	192	(16)
State	44	13	(2)
Total deferred	531	205	(18)
Total provision for income taxes	$7,898	$5,268	$1,547

The components of pretax income for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$17,614	$9,770	$2,995
Foreign	1,031	1,978	15
Total	$18,645	$11,748	$3,010

For the year ended December 31, 2011, 2010 and 2009, foreign operations included Canada, China and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Current deferred tax assets:
Accrued liabilities	$568	$539
Net operating losses	385	273
Bad debt reserve	297	260
Net current deferred tax assets	$1,250	$1,072

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

	December 31,
	2011	2010
Non-current deferred tax assets:
Net operating losses and capital loss	$1,873	$1,407
Fixed assets	--	183
Deferred compensation	1,908	2,510
Goodwill and intangibles	2,847	456
Accrued liabilities	236	170
Acquisition-related costs	295	152
Equity in undistributed foreign earnings	--	43
Net non-current deferred tax assets	$7,159	$4,921

	December 31,
	2011	2010
Deferred tax liabilities:
Current deferred tax liabilities:
Deferred income	$--	$53
Prepaid expenses	403	363
Net current deferred tax liabilities	$403	$416
Non-current deferred tax liabilities:
Equity in undistributed foreign earnings	$123	$--
Goodwill and intangibles	6,832	5,338
Accrued liabilities	34	--
Fixed assets	87	--
Total non-current deferred tax liabilities	$7,076	$5,338

Net current deferred tax asset	$847	$656
Net non-current deferred tax asset (liability)	$83	$(417)

Management regularly assesses the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent management believes that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.  Management believes it is more likely than not that the Company will generate sufficient taxable income in future years to realize the benefits of its deferred tax assets.  The Company’s net current deferred tax asset is included in other assets and the net non-current deferred tax liability is included in other non-current liabilities on the Consolidated Balance Sheet.

The federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Federal corporate statutory rate	34.6%	34.2%	34.0%
State taxes, net of federal benefit	4.1	5.7	8.4
Effect of foreign operations	(0.9)	(3.7)	--
Stock compensation	1.4	4.5	7.4
Non-deductible acquisition costs	2.1	1.7	--
Other	1.1	2.4	1.6
Effective income tax rate	42.4%	44.8%	51.4%

The effective income tax rate decreased to 42.4% for the year ended December 31, 2011 from 44.8% for the year ended December 31, 2010 primarily due to the effect of state taxes and permanent items over a larger income base and lower non-deductible stock compensation.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

12.  Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2011 are as follows (in thousands):
Operating Leases
2012	$2,458
2013	2,429
2014	1,958
2015	1,482
2016	1,369
Thereafter	558
Total minimum lease payments	$10,254

Rent expense for the years ended December 31, 2011, 2010, and 2009 was approximately $2.9 million, $2.5 million, and $2.7 million, respectively.

13.  Balance Sheet Components

	December 31,
	2011	2010
	(In thousands)
Accounts receivable:
Accounts receivable	$44,438	$33,406
Unbilled revenues	17,511	15,318
Allowance for doubtful accounts	(1,057)	(228)
Total	$60,892	$48,496

Property and Equipment:
Computer hardware (useful life of 3 years)	$5,710	$5,064
Leasehold improvements (useful life of 5 years)	1,801	1,159
Software (useful life of 1 year)	1,494	1,287
Furniture and fixtures (useful life of 5 years)	1,474	1,160
Less: Accumulated depreciation	(6,989)	(6,315)
Total	$3,490	$2,355

Other current liabilities:
Accrued variable compensation	$6,998	$8,456
Payroll related costs	2,504	1,986
Accrued subcontractor fees	2,392	2,631
Estimated fair value of contingent consideration liability (Note 7)	2,377	3,339
Deferred revenues	1,041	1,121
Accrued medical claims expense	902	810
Acquired liabilities	239	2,244
Other current liabilities	2,030	2,067
Total	$18,483	$22,654

Other non-current liabilities:
Deferred compensation liability	$1,141	$1,162
Deferred income taxes	309	417
Other non-current liabilities	11	209
Total	$1,461	$1,788

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2011

14.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2011	2010	2009
Balance, beginning of year	$228	$315	$1,497
Charges (reductions) to expense	1,037	(68)	(448)
Uncollected balances written off, net of recoveries	(208)	(19)	(734)
Balance, end of year	$1,057	$228	$315

15.  Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2011 and 2010. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Total revenues	$56,245	$65,587	$70,174	$70,433
Gross margin	$16,289	$21,222	$22,317	$21,306
Income from operations	$3,054	$4,881	$5,717	$4,940
Income before income taxes	$3,036	$4,888	$5,729	$4,992
Net income	$1,793	$2,767	$3,466	$2,721
Basic net income per share	$0.07	$0.10	$0.12	$0.10
Diluted net income per share	$0.06	$0.10	$0.12	$0.09

	Three Months Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Total revenues	$48,915	$55,460	$54,648	$55,929
Gross margin	$13,419	$16,952	$16,451	$15,945
Income from operations	$1,542	$3,270	$3,531	$3,174
Income before income taxes	$1,575	$3,303	$3,599	$3,271
Net income	$868	$2,051	$2,253	$1,308
Basic net income per share	$0.03	$0.08	$0.08	$0.05
Diluted net income per share	$0.03	$0.07	$0.08	$0.05

16.  Subsequent Events

On February 9, 2012, the Company acquired substantially all of the assets of PointBridge pursuant to the terms of an Asset Purchase Agreement for approximately $22.0 million, consisting of $14.4 million in cash and approximately $7.6 million of Perficient common stock.  PointBridge is based in Chicago, Illinois and is a services revenue business and technology consulting firm focused on collaboration, web content management, unified communications and business intelligence, primarily leveraging Microsoft technologies. The acquisition of PointBridge will further enhance the Company’s position amongst the very largest and most capable Microsoft systems integrator consulting firms, as well as extend the Company’s presence in the Chicago, Milwaukee and Boston markets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired Exervio Consulting, Inc. (Exervio) and JCB Partners, LLC (JCB) in April and July 2011, respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Exervio’s and JCB’s internal control over financial reporting associated with 12% and 8% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company as of December 31, 2011 also excluded an evaluation of the internal control over financial reporting of Exervio and JCB.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Perficient, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 29, 2012

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company acquired Exervio Consulting, Inc. (“Exervio”) and JCB Partners, LLC (“JCB”) in April and July of 2011, respectively. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In total, Exervio and JCB represented 12% and 8% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2011. Excluding identifiable intangible assets and goodwill recorded in the business combination, Exervio and JCB represented 2% of the Company’s total assets as of December 31, 2011.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2011 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	47	President and Chief Executive Officer
Kathryn J. Henely	47	Chief Operating Officer
Paul E. Martin	51	Chief Financial Officer, Treasurer and Secretary

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

See Index to Exhibits starting on page 52.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 1, 2012	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 1, 2012
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 1, 2012
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 1, 2012
Ralph C. Derrickson

/s/ Edward L. Glotzbach	Director	March 1, 2012
Edward L. Glotzbach

/s/ John S. Hamlin	Director	March 1, 2012
John S. Hamlin

/s/ James R. Kackley	Director	March 1, 2012
James R. Kackley

/s/ David S. Lundeen	Director	March 1, 2012
David S. Lundeen

/s/ David D. May	Director	March 1, 2012
David D. May

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Form of Common Stock Purchase Warrant, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No.001-15169) filed on January 17, 2002 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to the Registrant's Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein

10.6†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein

10.7†
Employment Agreement between Perficient, Inc. and Paul E. Martin dated and effective January 1, 2012, previously filed as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on December 23, 2011 and incorporated herein by reference

10.8†
Employment Agreement between Perficient, Inc. and Jeffrey S. Davis dated December 22, 2011, and effective as of January 1, 2012, previously filed as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on December 23, 2011 and incorporated herein by reference

Exhibit Number	Description
10.9
Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and U.S. Bank, N.A.,  and Perficient, Inc. dated effective as of May 23, 2011, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on May 26, 2011 and incorporated herein by reference

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