Form 10-Q
period 2012-03-31
PERFICIENT INC
filed 2012-05-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 31,939,918 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$2,654	$9,732
Accounts receivable, net	66,092	60,892
Prepaid expenses	1,496	1,246
Other current assets	2,523	3,118
Total current assets	72,765	74,988
Property and equipment, net	3,797	3,490
Goodwill	142,173	132,038
Intangible assets, net	15,047	10,128
Other non-current assets	3,530	3,288
Total assets	$237,312	$223,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,440	$5,029
Other current liabilities	15,259	18,483
Total current liabilities	19,699	23,512
Long-term debt	6,200	--
Other non-current liabilities	1,406	1,461
Total liabilities	$27,305	$24,973

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and
37,036,738 shares issued and 29,508,195 shares outstanding as of March 31, 2012;
36,217,914 shares issued and 28,742,906 shares outstanding as of December 31, 2011)	$37	$36
Additional paid-in capital	257,475	248,855
Accumulated other comprehensive loss	(240)	(279)
Treasury stock, at cost (7,528,543 shares as of March 31, 2012; 7,475,008 shares as of December 31, 2011)	(55,593)	(54,995)
Retained earnings	8,328	5,342
Total stockholders’ equity	210,007	198,959
Total liabilities and stockholders’ equity	$237,312	$223,932

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share information)
Revenues
Services	$66,167	$50,210
Software and hardware	4,614	3,376
Reimbursable expenses	3,917	2,659
Total revenues	74,698	56,245
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	43,358	32,998
Software and hardware costs	3,850	2,813
Reimbursable expenses	3,917	2,659
Other project related expenses	926	1,486
Total cost of revenues	52,051	39,956

Gross margin	22,647	16,289

Selling, general and administrative	14,792	11,264
Depreciation	463	325
Amortization	1,565	1,143
Acquisition costs	701	503
Adjustment to fair value of contingent consideration	171	60
Income from operations	4,955	2,994

Net interest income (expense)	(13)	36
Net other income	46	6
Income before income taxes	4,988	3,036
Provision for income taxes	2,002	1,243

Net income	$2,986	$1,793

Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.06
Shares used in computing basic net income per share	28,555,679	27,442,127
Shares used in computing diluted net income per share	30,044,768	28,640,007

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$2,986	$1,793
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	39	33
Net unrealized loss on investments	--	(13)
Comprehensive income	$3,025	$1,813

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2012
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	12	--	30	--	--	--	30
Net tax benefit from stock option exercises and restricted stock vesting	--	--	242	--	--	--	242
Stock compensation related to restricted stock vesting and retirement savings plan contributions	114	--	2,206	--	--	--	2,206
Purchase of treasury stock and buyback of shares for taxes	(54)	--	--	--	(598)	--	(598)
Issuance of stock for acquisitions	693	1	6,142	--	--	--	6,143
Net income	--	--	--	--	--	2,986	2,986
Foreign currency translation adjustment	--	--	--	39	--	--	39
Balance at March 31, 2012	29,508	$37	$257,475	$(240)	$(55,593)	$8,328	$210,007

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$2,986	$1,793
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	463	325
Amortization	1,565	1,143
Deferred income taxes	699	534
Non-cash stock compensation and retirement savings plan contributions	2,206	2,057
Tax benefit from stock option exercises and restricted stock vesting	(242)	(1,303)
Adjustment to fair value of contingent consideration for purchase of business	171	60

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,776)	(339)
Other assets	642	(675)
Accounts payable	(869)	(3,122)
Other liabilities	(3,982)	(7,344)
Net cash provided by (used in) operating activities	1,863	(6,871)

INVESTING ACTIVITIES
Proceeds from maturity of investments	--	2,187
Purchase of property and equipment	(355)	(630)
Capitalization of software developed for internal use	(42)	(25)
Purchase of business and related costs	(14,426)	(289)
Net cash provided by (used in) investing activities	(14,823)	1,243

FINANCING ACTIVITIES
Proceeds from line of credit	26,000	--
Payments on line of credit	(19,800)	--
Tax benefit on stock option exercises and restricted stock vesting	242	1,303
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	30	3,406
Purchase of treasury stock	(386)	(2,369)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(212)	--
Net cash provided by financing activities	5,874	2,340
Effect of exchange rate on cash and cash equivalents	8	(9)
Change in cash and cash equivalents	(7,078)	(3,297)
Cash and cash equivalents at beginning of period	9,732	12,707
Cash and cash equivalents at end of period	$2,654	$9,410

Supplemental disclosures:
Cash paid for income taxes	$793	$1,438

Non-cash activity:
Stock issued for purchase of business	$6,143	--
Estimated initial fair value of contingent consideration for purchase of business	$--	$3,399

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 may not be indicative of the results for the full fiscal year ending December 31, 2012.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company concludes that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for the Company’s software and hardware sales. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 day notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

 Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from eleven months to eight years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Stock-based compensation cost recognized for the three months ended March 31, 2012 and 2011 was approximately $2.2 million and $2.1 million, respectively, which included $0.4 million and $0.3 million of expense for retirement savings plan contributions, respectively.   The associated current and future income tax benefits recognized for the three months ended March 31, 2012 and 2011 was approximately $0.7 million.  As of March 31, 2012, there was $14.1 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the three months ended March 31, 2012 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2012	358	$0.03 – 9.19	$4.61
Options exercised	(9)	0.03 – 1.15	0.29
Options canceled	(1)	3.10 – 3.10	3.10
Options outstanding at March 31, 2012	348	0.03 – 9.19	4.73
Options vested at March 31, 2012	348	$0.03 – 9.19	$4.73

Restricted stock activity for the three months ended March 31, 2012 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	2,043	$9.16
Awards granted	80	12.09
Awards vested	(83)	10.36
Awards forfeited	(40)	8.41
Restricted stock awards outstanding at March 31, 2012	2,000	$9.24

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2012	2011
Net income	$2,986	$1,793
Basic:
Weighted-average shares of common stock outstanding	28,556	27,442
Shares used in computing basic net income per share	28,556	27,442
Effect of dilutive securities:
Stock options	210	432
Warrants (1)	--	7
Restricted stock subject to vesting	592	625
Contingently issuable shares (2)	105	--
Shares issuable for acquisition consideration (3)	582	134
Shares used in computing diluted net income per share (4)	30,045	28,640

Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.10	$0.06

(1)	All outstanding warrants expired on December 30, 2011.
(2)	Represents the Company’s estimate of shares to be issued to Exervio Consulting, Inc. (“Exervio”) pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.
(3)
Represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreements with Exervio, JCB Partners, LLC (“JCB”) and PointBridge Solutions, LLC (“PointBridge”) as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

(4)
For the three months ended March 31, 2012, approximately 28,000 shares of restricted stock were excluded from shares used in computing diluted net income per share because they would have had an anti-dilutive effect.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2012 are as follows (in thousands):
Operating Leases
2012 remaining	$2,084
2013	2,692
2014	2,206
2015	1,735
2016	1,628
Thereafter	1,894
Total minimum lease payments	$12,239

6. Balance Sheet Components

	March 31, 2012	December 31, 2011
	(in thousands)
Accounts receivable:
Accounts receivable	$40,379	$44,438
Unbilled revenues	26,538	17,511
Allowance for doubtful accounts	(825)	(1,057)
Total	$66,092	$60,892

Property and equipment:
Computer hardware (useful life of 3 years)	$6,033	$5,710
Furniture and fixtures (useful life of 5 years)	1,679	1,474
Leasehold improvements (useful life of 5 years)	1,653	1,801
Software (useful life of 1 year)	1,551	1,494
Less: Accumulated depreciation	(7,119)	(6,989)
Total	$3,797	$3,490

Other current liabilities:
Accrued variable compensation	$4,327	$6,998
Estimated fair value of contingent consideration liability (Note 7)	2,704	2,377
Accrued subcontractor fees	2,021	2,392
Payroll related costs	2,015	2,504
Accrued medical claims expense	948	902
Accrued reimbursable expense	873	651
Deferred revenues	795	1,041
Acquired liabilities	176	239
Other current liabilities	1,400	1,379
Total	$15,259	$18,483

7. Business Combinations

Acquisition of Exervio

On April 1, 2011, the Company acquired substantially all of the assets of Exervio pursuant to the terms of an Asset Purchase Agreement.  Exervio was based in Charlotte, North Carolina and was a business and management consulting firm focused on program and project management, process improvement, and data/business analytics. The acquisition of Exervio enhanced the Company’s management consulting skills and qualifications, as well as extended the Company’s presence in North Carolina and Georgia.

The Company has initially estimated the total allocable purchase price consideration to be $11.2 million.  The initial purchase price estimate is comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder potentially realized 18 months after the closing date of the acquisition.  If the contingency is achieved, 25% of the earnings-based contingent consideration will be paid in cash and 75% will be issued in stock to the Exervio selling shareholders. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2012.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.6
Acquired intangible assets	4.5
Liabilities assumed	(1.2)
Goodwill	5.3
Total purchase price	$11.2

The Company estimates that the intangible assets acquired have useful lives of nine months to seven years.

The amounts above represent the fair value estimates as of March 31, 2012. Any additional adjustments to these fair value estimates will result in an adjustment to goodwill or income, as applicable, and are expected to be immaterial as the Company finalizes its fair value estimates during the second quarter of 2012.

Acquisition of JCB

On July 1, 2011, the Company acquired substantially all of the assets of JCB pursuant to the terms of an Asset Purchase Agreement.  JCB was based in Denver, Colorado and was a business and technology consulting firm focused on enterprise performance management, analytics, and business intelligence solutions, primarily leveraging the IBM Cognos suite of software products. The acquisition of JCB further enhanced the Company’s position in business intelligence and enterprise performance management and increased access to CFO suites, as well as extended the Company’s presence in Denver, Chicago, and Northern and Southern California.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.8
Acquired intangible assets	3.0
Liabilities assumed	(1.2)
Goodwill	12.0
Total purchase price	$16.6

The Company estimates that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the fair value estimates as of March 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of PointBridge

On February 8, 2012, the Company acquired substantially all of the assets of PointBridge pursuant to the terms of an Asset Purchase Agreement.  PointBridge was based in Chicago, Illinois and was a business and technology consulting firm focused on collaboration, web content management, unified communications and business intelligence, primarily leveraging Microsoft technologies. The acquisition of PointBridge will further solidify the Company’s position among the largest and most capable Microsoft systems integrator consulting firms, as well as extending the Company’s presence in Chicago, Milwaukee and Boston.

The Company has initially estimated the total allocable purchase price consideration to be $20.5 million. The initial purchase price estimate is comprised of $14.4 million in cash paid and $6.1 million of Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.0
Acquired intangible assets	6.4
Liabilities assumed	(1.0)
Goodwill	10.1
Total purchase price	$20.5

The Company estimates that the intangible assets acquired have useful lives of eleven months to five years.

The amounts above represent the fair value estimates as of March 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the PointBridge operations have been included in the Company’s consolidated financial statements since the acquisition date.

The amounts of revenue and net income of PointBridge included in the Company’s Condensed Consolidated Statements of Operations from the acquisition date to March 31, 2012 are as follows (in thousands):

Acquisition Date to March 31, 2012

Revenues	$3,166
Net income	$219

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with PointBridge for the three months ended March 31, 2012 and Exervio, JCB and PointBridge for the three months ended March 31, 2011, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming PointBridge was acquired as of the beginning of 2011 and Exervio and JCB were acquired as of the beginning of 2010. These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition actually occurred on January 1, 2011 or of future results of operations of the consolidated entities (in thousands):
	March 31
	2012	2011
Revenues	$76,740	$68,511
Net income	$3,482	$2,822
Basic net income per share	$0.12	$0.10
Diluted net income per share	$0.11	$0.09
Shares used in computing basic net income per share	29,025	28,552
Shares used in computing dilute net income per share	30,342	30,052

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance at December 31, 2011	$132,038
Preliminary purchase price allocations for acquisitions (Note 7)	10,122
Purchase accounting adjustments	13
Balance at March 31, 2012	$142,173

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$26,029	$(13,211)	$12,818	$20,713	$(11,976)	$8,737
Non-compete agreements	1,341	(323)	1,018	1,073	(309)	764
Customer backlog	708	(129)	579	--	--	--
Trade name	214	(116)	98	152	(84)	68
Internally developed software	1,078	(544)	534	1,036	(477)	559
Total	$29,370	$(14,323)	$15,047	$22,974	$(12,846)	$10,128

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	2 – 8 years
Non-compete agreements	2 – 5 years
Internally developed software	3 – 5 years
Trade name	1 – 3 years
Customer backlog	11 months

9. Line of Credit

On May 23, 2011, the Company renewed and extended the term of its Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of the Company’s assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015, thus all outstanding amounts are classified as long-term as of March 31, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on March 31, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on March 31, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2012, the Company had $43.8 million of available borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on years through 2007. As of March 31, 2012, the IRS has proposed no significant adjustments to any of the Company’s tax positions.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had no unrecognized tax benefits as of March 31, 2012.

The Company’s effective tax rate was 40.1% for the three months ended March 31, 2012 compared to 40.9% for the three months ended March 31, 2011. The decrease in the effective rate is primarily due to certain fixed items being recognized over a larger income base. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses.  As of March 31, 2012, the Company’s net current deferred tax asset was $0.7 million and its net non-current deferred tax asset was $0.6 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

11.  Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. The adoption of ASU 2011-05 did not impact the accounting for comprehensive income, but did affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Condensed Consolidated Statement of Stockholders’ Equity.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the three months ended March 31, 2012 compared to 11% for the three months ended March 31, 2011. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, management also evaluates whether the services are essential to the functionality of the software and has fair value evidence for each deliverable. If management concludes that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally 10 to 30 day notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

Cost of revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards.  Cost of revenues also includes the costs associated with subcontractors.  Third-party software and hardware costs, reimbursable expenses and other unreimbursed project-related expenses are also included in cost of revenues. Project-related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our clients. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers and other information technology related equipment.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, recruiting expense, office costs, bad debts, variable compensation cost, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, Exervio in April 2011, JCB in July 2011, and PointBridge in February 2012.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues. Total revenues increased 33% to $74.7 million for the three months ended March 31, 2012 from $56.2 million for the three months ended March 31, 2011.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**
Services Revenues	$66,167	$50,210	$15,957	$10,969	$4,988
Software and Hardware Revenues	4,614	3,376	1,238	970	268
Reimbursable Expenses	3,917	2,659	1,258	361	897
Total Revenues	$74,698	$56,245	$18,453	$12,300	$6,153

*Defined as companies acquired during 2011 and 2012.
**Defined as businesses owned as of January 1, 2011.

Services revenues increased 32% to $66.2 million for the three months ended March 31, 2012 from $50.2 million for the three months ended March 31, 2011.  The increase in services revenues is primarily due to the acquisition of Exervio and JCB during 2011 and PointBridge during 2012.  Services revenues attributable to our base business increased $5.0 million while services revenues attributable to acquired companies increased $11.0 million, resulting in a total increase of $16.0 million.

Software and hardware revenues increased 37% to $4.6 million for the three months ended March 31, 2012 from $3.4 million for the three months ended March 31, 2011 primarily due to an increase in initial software license sales and an increase in the volume of hardware sales during the first quarter of 2012. Reimbursable expenses increased 47% to $3.9 million for the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 30% to $52.1 million for the three months ended March 31, 2012 from $40.0 million for the three months ended March 31, 2011.  The increase in cost of revenues is primarily related to the increase in revenues, specifically the increase in services. The average number of professionals performing services, including subcontractors, increased to 1,456 for the three months ended March 31, 2012 from 1,153 for the three months ended March 31, 2011.

Costs associated with software and hardware sales increased 37% to $3.9 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011, which primarily related to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 39% to $22.6 million for the three months ended March 31, 2012 from $16.3 million for the three months ended March 31, 2011. Gross margin as a percentage of revenues increased to 30.3% for the three months ended March 31, 2012 from 29.0% for the three months ended March 31, 2011 due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 33.1% or $21.9 million for the three months ended March 31, 2012 from 31.3% or $15.7 million for the three months ended March 31, 2011.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $117 per hour for the three months ended March 31, 2012 from $114 per hour for the three months ended March 31, 2011, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the three months ended March 31, 2012 excluding offshore resources was $127 per hour compared to $123 per hour for the three months ended March 31, 2011.

Selling, General and Administrative. SG&A expenses increased 31% to $14.8 million for the three months ended March 31, 2012 from $11.3 million for the three months ended March 31, 2011.  SG&A expenses, as a percentage of revenues, decreased slightly to 19.8% for the three months ended March 31, 2012 from 20.0% for the three months ended March 31, 2011.  Stock compensation and general and administrative salaries decreased as a percentage of revenues while sales-related costs increased as a percentage of revenues compared to the prior year comparable period.  Stock compensation and general and administrative salaries decreased as a percentage of revenues due to these costs increasing at a slower rate than the increase in revenues as a result of the acquisitions.  Sales-related costs increased as a percentage of revenues primarily due to the increased investment in our sales capacity.

Depreciation. Depreciation expense increased 43% to $0.5 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2011 and 2012.  Depreciation expense as a percentage of revenues was 0.6% for the three months ended March 31, 2012 and 2011.

Amortization. Amortization expense increased 37% to $1.6 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2011 and 2012.

Acquisition Costs. Acquisition-related costs increased 39% to $0.7 million for the three months ended March 31, 2012 from $0.5 million for the three months ended March 31, 2011. The acquisition-related costs incurred during the first quarter of 2012 are related to the acquisition of PointBridge, while the acquisition-related costs incurred during the first quarter of 2011 are related to the acquisition of Exervio.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was made during the three months ended March 31, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition. The adjustment made during the three months ended March 31, 2011 related to the Kerdock and speakTECH acquisitions.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 40.1% for the three months ended March 31, 2012 from 40.9% for the three months ended March 31, 2011 due mainly to certain fixed items being recognized over a larger income base.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):
	As of March 31, 2012	As of December 31, 2011
Cash, cash equivalents and investments	$2.7	$9.7
Working capital (including cash and cash equivalents)	$53.1	$51.5
Amounts available under credit facilities	$43.8	$50.0

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $1.9 million compared to net cash used in operating activities of $6.9 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the primary components of operating cash flows were net income of $3.0 million plus non-cash charges of $4.9 million, offset by investments in working capital of $6.0 million.  The primary components of operating cash flows for the three months ended March 31, 2011 were net income of $1.8 million plus non-cash charges of $2.8 million, offset by investments in working capital of $11.5 million.  The increase in cash resulting from operating activities is primarily related to the change in accounts payable and other liabilities. During the first quarter of 2011 there was a higher amount of accrued software costs and higher variable compensation liabilities paid out compared to the first quarter of 2012.  Our days sales outstanding as of March 31, 2012 increased to 78 days from 76 days at March 31, 2011.

 Net Cash Provided by (Used In) Investing Activities

During the three months ended March 31, 2012, we used $14.4 million for acquisition-related costs and $0.4 million on property and equipment and to develop certain software. During the three months ended March 31, 2011, we used $0.3 million for acquisition-related costs and $0.6 million on leasehold improvements and to develop certain software, offset by $2.2 million in proceeds from the maturity of investments.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2012, we received proceeds of $26.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.3 million.  We made payments of $19.8 million on our line of credit, used $0.4 million to repurchase shares of our common stock through the stock repurchase program and $0.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the three months ended March 31, 2011, we received proceeds of $3.4 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $1.3 million related to vesting of stock awards and stock option exercises.  We used $2.4 million to repurchase shares of our common stock through the stock repurchase program.

Availability of Funds from Bank Line of Credit Facility

On May 23, 2011, we renewed and extended the term of our Credit Agreement with SVB, U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015, thus all outstanding amounts are classified as long-term as of March 31, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on March 31, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.24% on March 31, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2012, we had $43.8 million of available borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of March 31, 2012, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock.  The repurchase program expires June 30, 2012.  On May 1, 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock and extended the program to December 31, 2013.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $54.4 million of our outstanding common stock through March 31, 2012.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2012.

Conclusion

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet as of March 31, 2012 of $2.7 million, approximately $2.1 million was held by the Company’s Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next twelve months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2012, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of March 31, 2012, there was $6.2 million outstanding and $43.8 million of available borrowing capacity on our line of credit. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the SVB’s prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $6.2 million outstanding on the line of credit as of March 31, 2012, an increase in the interest rate of 100 basis points would add $62,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash, cash equivalents, and investments totaling $2.7 million at March 31, 2012 and $9.7 million at December 31, 2011.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 1, 2012 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On February 8, 2012, we acquired PointBridge.  As part of the initial purchase price paid in this acquisition we issued unregistered shares of our common stock to the interest holders of PointBridge.  The aggregate initial purchase price paid in this transaction was approximately $20.6 million, which consisted of approximately $14.4 million in cash and 692,909 unregistered shares of our common stock.  We relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to PointBridge in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock.  The repurchase program expires June 30, 2012.  On May 1, 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock and extended the program to December 31, 2013.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $54.4 million of our outstanding common stock through March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2011	7,367,567	$7.33	7,367,567	$6,004,112
January 1-31, 2012	35,800	10.67	35,800	$5,622,172
February 1-29, 2012	400	11.02	400	$5,617,764
March 1-31, 2012	--	--	--	$5,617,764
Ending Balance as of March 31, 2012	7,403,767	$7.35	7,403,767

(1)	Average price paid per share includes commission.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 3, 2012	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2012, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.