Form 10-Q
period 2012-06-30
PERFICIENT INC
filed 2012-08-02
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, there were 32,996,130 shares of Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$4,233	$9,732
Accounts receivable, net	74,847	60,892
Prepaid expenses	1,219	1,246
Other current assets	2,543	3,118
Total current assets	82,842	74,988
Property and equipment, net	4,071	3,490
Goodwill	150,823	132,038
Intangible assets, net	17,531	10,128
Other non-current assets	5,325	3,288
Total assets	$260,592	$223,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,940	$5,029
Other current liabilities	20,163	18,483
Total current liabilities	25,103	23,512
Long-term debt	12,500	--
Other non-current liabilities	1,260	1,461
Total liabilities	$38,863	$24,973

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and 37,897,165 shares issued and 30,326,369 shares outstanding as of June 30, 2012; 36,217,914 shares issued and 28,742,906 shares outstanding as of December 31, 2011)	$38	$36
Additional paid-in capital	266,159	248,855
Accumulated other comprehensive loss	(319)	(279)
Treasury stock, at cost (7,570,796 shares as of June 30, 2012; 7,475,008 shares as of December 31, 2011)	(56,080)	(54,995)
Retained earnings	11,931	5,342
Total stockholders’ equity	221,729	198,959
Total liabilities and stockholders’ equity	$260,592	$223,932

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	(In thousands, except per share data)
Services	$72,678	$59,215	$138,845	$109,425
Software and hardware	5,058	3,374	9,672	6,750
Reimbursable expenses	4,060	2,998	7,977	5,657
Total revenues	81,796	65,587	156,494	121,832
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	45,541	36,734	88,899	69,732
Software and hardware costs	4,403	2,985	8,253	5,798
Reimbursable expenses	4,060	2,998	7,977	5,657
Other project related expenses	1,035	1,648	1,961	3,134
Total cost of revenues	55,039	44,365	107,090	84,321

Gross margin	26,757	21,222	49,404	37,511

Selling, general and administrative	16,559	13,222	31,351	24,486
Depreciation	515	398	978	723
Amortization	1,841	1,536	3,406	2,679
Acquisition costs	1,121	727	1,822	1,230
Adjustment to fair value of contingent consideration	167	458	338	518
Income from operations	6,554	4,881	11,509	7,875

Net interest (expense) income	(25)	31	(38)	68
Net other (expense) income	(2)	(24)	44	(19)
Income before income taxes	6,527	4,888	11,515	7,924
Provision for income taxes	2,924	2,121	4,926	3,364

Net income	$3,603	$2,767	$6,589	$4,560

Basic net income per share	$0.12	$0.10	$0.23	$0.16
Diluted net income per share	$0.12	$0.10	$0.22	$0.16
Shares used in computing basic net income per share	29,242	27,852	28,899	27,647
Shares used in computing diluted net income per share	30,815	29,002	30,430	28,821

 See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$3,603	$2,767	$6,589	$4,560
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(79)	14	(40)	47
Net unrealized loss on investments	--	(6)	--	(19)
Comprehensive income	$3,524	$2,775	$6,549	$4,588

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2012
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	20	--	61	--	--	--	61
Net tax benefit from stock option exercises and restricted stock vesting	--	--	384	--	--	--	384
Stock compensation related to restricted stock vesting and retirement savings plan contributions	298	--	4,448	--	--	--	4.448
Purchases of treasury stock and buyback of shares for taxes	(96)	--	--	--	(1,085)	--	(1,085)
Issuance of stock for acquisitions	1,361	2	12,411	--	--		12,413
Net income	--	--	--	--	--	6,589	6,589
Foreign currency translation adjustment	--	--	--	(40)	--		(40)
Balance at June 30, 2012	30,326	$38	$266,159	$(319)	$(56,080)	$11,931	$221,729

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$6,589	$4,560
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	978	723
Amortization	3,406	2,679
Deferred income taxes	23	124
Non-cash stock compensation and retirement savings plan contributions	4,448	4,333
Tax benefit from stock option exercises and restricted stock vesting	(462)	(1,519)
Adjustment to fair value of contingent consideration for purchase of business	338	518

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,803)	(7,971)
Other assets	1,514	(1,123)
Accounts payable	(760)	(2,849)
Other liabilities	1,202	(3,600)
Net cash provided by (used in) operating activities	9,473	(4,125)

INVESTING ACTIVITIES
Proceeds from maturity of investments	--	13,555
Purchase of property and equipment	(844)	(1,728)
Capitalization of software developed for internal use	(69)	(54)
Purchase of business and related costs	(25,708)	(6,760)
Net cash (used in) provided by investing activities	(26,621)	5,013

FINANCING ACTIVITIES
Payment of credit facility financing fees	--	(298)
Proceeds from line of credit	67,400	--
Payments on line of credit	(54,900)	--
Payment of contingent consideration for purchase of business	(296)	--
Tax benefit on stock option exercises and restricted stock vesting	462	1,519
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	61	3,489
Purchase of treasury stock	(552)	(5,813)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(533)	--
Net cash provided by (used in) financing activities	11,642	(1,103)
Effect of exchange rate on cash and cash equivalents	7	2
Change in cash and cash equivalents	(5,499)	(213)
Cash and cash equivalents at beginning of period	9,732	12,707
Cash and cash equivalents at end of period	$4,233	$12,494

Supplemental disclosures:
Cash paid for income taxes	$4,144	$4,037

Non-cash activity:
Stock issued for purchase of business	$12,413	$2,759
Estimated fair value of contingent consideration for purchase of business	$1,377	$2,054

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 may not be indicative of the results for the full fiscal year ending December 31, 2012.

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

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from seven months to eight years. Amortization of the intangible assets is considered an operating expense and is included in “Amortization” in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

3. Stock-Based Compensation

Stock Award Plans

The Company made various award grants under the 2009 Long-Term Incentive Plan prior to May 2012.  In May 2012, the Company’s stockholders approved the 2012 Long-Term Incentive Plan (the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 2.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2012 was approximately $2.3 million and $4.5 million, respectively, which included $0.3 million and $0.7 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2012 were approximately $0.7 million and $1.4 million, respectively.  Stock-based compensation cost recognized for the three and six months ended June 30, 2011 was approximately $2.3 million and $4.4 million, respectively, which included $0.3 million and $0.6 million, respectively, of expense for retirement savings plan contributions.   The associated current and future income tax benefits recognized for the three and six months ended June 30, 2011 were approximately $0.8 million and $1.5 million, respectively. As of June 30, 2012, there was $15.5 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

 Stock option activity for the six months ended June 30, 2012 was as follows (in thousands, except exercise price information):

	Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Options outstanding at January 1, 2012	358	$0.03 – 9.19	$4.61
Options exercised	(15)	0.03 – 3.10	0.35
Options canceled	(9)	1.15 – 4.40	1.45
Options outstanding at June 30, 2012	334	0.50 – 9.19	4.88
Options vested at June 30, 2012	334	0.50 – 9.19	4.88

Restricted stock activity for the six months ended June 30, 2012 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	2,043	$9.16
Awards granted	396	11.75
Awards vested	(237)	10.30
Awards forfeited	(115)	8.79
Restricted stock awards outstanding at June 30, 2012	2,087	$9.53

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,603	$2,767	$6,589	$4,560
Basic:
Weighted-average shares of common stock outstanding	29,242	27,852	28,899	27,647
Shares used in computing basic net income per share	29,242	27,852	28,899	27,647

Effect of dilutive securities:
Stock options	202	279	206	355
Warrants (1)	--	7	--	7
Restricted stock subject to vesting	604	601	598	613
Contingently issuable shares (2)	112	--	109	--
Shares issuable for acquisition consideration (3)	655	263	618	199
Shares used in computing diluted net income per share	30,815	29,002	30,430	28,821

Basic net income per share	$0.12	$0.10	$0.23	$0.16

Diluted net income per share	$0.12	$0.10	$0.22	$0.16

Anti-dilutive restricted stock not included in the calculation of diluted net income per share	--	215	14	220

(1)	All outstanding warrants expired on December 30, 2011.
(2)	Represents the Company’s estimate of shares to be issued to Exervio Consulting, Inc. (“Exervio”) pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.
(3)
Represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreements with JCB Partners, LLC (“JCB”), PointBridge Solutions, LLC (“PointBridge”), and Nascent Systems, LP (“Nascent”) as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2012 are as follows (in thousands):

Operating Leases
2012 remaining	$1,618
2013	2,965
2014	2,422
2015	1,879
2016	1,776
Thereafter	2,056
Total minimum lease payments	$12,716

6. Balance Sheet Components

	June 30, 2012	December 31, 2011
	(in thousands)
Accounts receivable:
Accounts receivable	$49,128	$44,438
Unbilled revenues	26,720	17,511
Allowance for doubtful accounts	(1,001)	(1,057)
Total	$74,847	$60,892

Property and equipment:
Computer hardware (useful life of 3 years)	$6,206	$5,710
Furniture and fixtures (useful life of 5 years)	1,836	1,474
Leasehold improvements (useful life of 5 years)	1,678	1,801
Software (useful life of 1 year)	1,725	1,494
Less: Accumulated depreciation	(7,374)	(6,989)
Total	$4,071	$3,490

Other current liabilities:
Accrued variable compensation	$8,159	$6,998
Estimated fair value of contingent consideration liability (Note 7)	1,377	2,377
Accrued subcontractor fees	2,202	2,392
Payroll related costs	2,773	2,504
Accrued medical claims expense	1,026	902
Accrued reimbursable expense	910	651
Deferred revenues	1,114	1,041
Acquired liabilities	695	239
Other current liabilities	1,907	1,379
Total	$20,163	$18,483

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

The Company estimated the total allocable purchase price consideration to be $11.2 million.  The purchase price was comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the fair value estimate of additional earnings-based contingent consideration, which was partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder potentially realized 18 months after the closing date of the acquisition.  If the contingency is achieved, 25% of the earnings-based contingent consideration will be paid in cash and 75% will be issued in stock to the Exervio selling shareholders. The contingent consideration is recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2012.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.7
Acquired intangible assets	4.5
Liabilities assumed	(1.2)
Goodwill	5.2
Total purchase price	$11.2

The Company estimated that the intangible assets acquired have useful lives of nine months to seven years.

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

The Company estimated the total allocable purchase price consideration to be $16.6 million. The purchase price was comprised of $12.5 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.1
Acquired intangible assets	3.0
Liabilities assumed	(1.2)
Goodwill	11.7
Total purchase price	$16.6

The Company estimated that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the fair value estimates as of June 30, 2012. Any additional adjustments to these fair value estimates will result in an adjustment to goodwill or income, as applicable, and are expected to be immaterial as the Company finalizes its fair value estimates during the third quarter of 2012.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.6
Acquired intangible assets	6.2
Liabilities assumed	(1.1)
Goodwill	9.8
Total purchase price	$20.5

The Company estimated that the intangible assets acquired have useful lives of eleven months to five years.

The amounts above represent the fair value estimates as of June 30, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Nascent

On June 1, 2012, the Company acquired substantially all of the assets of Nascent pursuant to the terms of an Asset Purchase Agreement.  Nascent was based in Dallas, Texas and was a full-service software evaluation and implementation firm that specialized in working with the Oracle E-Business Suite and Vertex for sales, use and value added taxes. The acquisition of Nascent will allow the Company significant cross-selling and growth opportunity within the existing client base with Oracle E-Business Suite, as well as extending the Company’s presence in the Texas, Oklahoma, Louisiana, and Arkansas markets.

The Company has initially estimated the total allocable purchase price consideration to be $16.5 million. The initial purchase price estimate is comprised of $11.3 million in cash paid and $5.2 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.9
Acquired intangible assets	4.4
Liabilities assumed	(1.0)
Goodwill	9.2
Total purchase price	$16.5

The Company estimated that the intangible assets acquired have useful lives of seven months to five years.

The amounts above represent the fair value estimates as of June 30, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the PointBridge and Nascent operations have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.

The amounts of revenue and net income of PointBridge and Nascent included in the Company’s Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2012 are as follows (in thousands):

Acquisition Date to June 30, 2012
Revenues	$9,055
Net income	$498

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with PointBridge and Nascent for the six months ended June 30, 2012 and Exervio, JCB, PointBridge, and Nascent for the six months ended June 30, 2011, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming PointBridge and Nascent were acquired as of the beginning of 2011 and Exervio and JCB were acquired as of the beginning of 2010. These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2011 or January 1, 2010 or of future results of operations of the consolidated entities (in thousands):

	June 30,
	2012	2011
Revenues	$165,266	$150,659
Net income	$7,870	$6,497
Basic net income per share	$0.27	$0.22
Diluted net income per share	$0.26	$0.21
Shares used in computing basic net income per share	29,427	29,043
Shares used in computing dilute net income per share	30,814	30,614

Northridge Systems LLC (“Northridge”)

In July 2012, the Company acquired Northridge, pursuant to the terms of an Agreement and Plan of Merger. Refer to Note 11, Subsequent Events, for further discussion.

8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

Balance at December 31, 2011	$132,038
Preliminary purchase price allocation for acquisitions (Note 7)	19,024
Purchase accounting adjustments	(239)
Balance at June 30, 2012	$150,823

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$23,911	$(9,143)	$14,768	$20,713	$(11,976)	$8,737
Non-compete agreements	1,077	(316)	761	1,073	(309)	764
Customer backlog	1,104	(378)	726	--	--	--
Trade name	220	(105)	115	152	(84)	68
Internally developed software	1,716	(555)	1,161	1,036	(477)	559
Total	$28,028	$(10,497)	$17,531	$22,974	$(12,846)	$10,128

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 8 years
Non-compete agreements	3 – 5 years
Internally developed software	3 – 5 years
Trade name	9 months – 3 years
Customer backlog	7 – 11 months

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015, thus all outstanding amounts are classified as long-term as of June 30, 2012.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on June 30, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.246% on June 30, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2012, the Company had $37.5 million of available borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (“IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on years through 2007. As of June 30, 2012, the IRS has proposed no significant adjustments to any of the Company’s tax positions.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had no unrecognized tax benefits as of June 30, 2012.

The Company’s effective tax rate was 44.8% and 42.8% for the respective three and six months ended June 30, 2012 compared to 43.4% and 42.4% for the respective three and six months ended June 30, 2011. The increase in the effective rate is primarily due to projected foreign-source income and non-deductible transaction costs. The difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses, partially offset by the tax benefits of certain dispositions of incentive stock options by holders.  As of June 30, 2012, the Company’s net current deferred tax asset was $0.9 million and its net non-current deferred tax asset was $2.5 million.  Generally, deferred tax assets are related to stock compensation, accruals, and net operating losses of acquired companies.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheets as of June 30, 2012.

11. Subsequent Events

On July 1, 2012, the Company acquired Northridge, pursuant to the terms of an Agreement and Plan of Merger, for approximately $14.4 million, of which approximately $10.6 million was cash and $3.8 million was Company common stock issued at closing.  Northridge was based in Atlanta, Georgia and was an expert in the areas of business consulting, user experience, and collaboration technology primarily leveraging Microsoft technologies. The acquisition of Northridge will further enhance the Company’s portfolio of services in collaboration strategy, portal migration and implementation, dashboards and analytics, user experience and branding, collaborative websites, and custom collaboration solutions utilizing Microsoft systems.

12.  Recent Accounting Pronouncements

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 9% and 10% of our services revenues for the respective three and six months ended June 30, 2012 compared to 14% and 13% for the respective three and six months ended June 30, 2011. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project related expenses.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, recruiting expense, office costs, bad debts, variable compensation costs, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010 we have resumed our disciplined acquisition strategy as evidenced by our acquisition of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, Exervio in April 2011, JCB in July 2011, PointBridge in February 2012, Nascent in June 2012, and Northridge in July 2012.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues. Total revenues increased 25% to $81.8 million for the three months ended June 30, 2012 from $65.6 million for the three months ended June 30, 2011.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**
Services Revenues	$72,678	$59,215	$13,463	$10,528	$2,935
Software and Hardware Revenues	5,058	3,374	1,684	334	1,350
Reimbursable Expenses	4,060	2,998	1,062	480	582
Total Revenues	$81,796	$65,587	$16,209	$11,342	$4,867

*Defined as companies acquired during 2011 and 2012.
**Defined as businesses owned as of January 1, 2011.

Services revenues increased 23% to $72.7 million for the three months ended June 30, 2012 from $59.2 million for the three months ended June 30, 2011.  The increase in services revenues is primarily due to the acquisition of Exervio and JCB during 2011 and PointBridge and Nascent during 2012.  Services revenues attributable to our base business increased $3.0 million while services revenues attributable to acquired companies increased $10.5 million, resulting in a total increase of $13.5 million.

Software and hardware revenues increased 50% to $5.1 million for the three months ended June 30, 2012 from $3.4 million for the three months ended June 30, 2011 primarily due to an increase in initial software license sales and an increase in larger hardware sales during the second quarter of 2012. Reimbursable expenses increased 35% to $4.1 million for the three months ended June 30, 2012 from $3.0 million for the three months ended June 30, 2011 as a result of the increase in services revenue. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 24% to $55.0 million for the three months ended June 30, 2012 from $44.4 million for the three months ended June 30, 2011.  The increase in cost of revenues is primarily related to the increase in revenues, specifically the increase in services revenue. The average number of professionals performing services, including subcontractors, increased to 1,506 for the three months ended June 30, 2012 from 1,242 for the three months ended June 30, 2011.

Costs associated with software and hardware sales increased 48% to $4.4 million for the three months ended June 30, 2012 from $3.0 million for the three months ended June 30, 2011, which directly relates to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 26% to $26.8 million for the three months ended June 30, 2012 from $21.2 million for the three months ended June 30, 2011. Gross margin as a percentage of revenues increased to 32.7% for the three months ended June 30, 2012 from 32.4% for the three months ended June 30, 2011 primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 35.9% or $26.1 million for the three months ended June 30, 2012 from 35.2% or $20.8 million for the three months ended June 30, 2011.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $118 per hour for the three months ended June 30, 2012 from $117 per hour for the three months ended June 30, 2011.  The average bill rate, excluding China, was $127 per hour for the three months ended June 30, 2012 and 2011.

Selling, General and Administrative. SG&A expenses increased 25% to $16.6 million for the three months ended June 30, 2012 from $13.2 million for the three months ended June 30, 2011 primarily due to an increase in sales-related costs and general and administrative salaries.  SG&A expenses, as a percentage of revenues, was 20.2% for the three months ended June 30, 2012 and 2011.

Depreciation. Depreciation expense increased 29% to $0.5 million for the three months ended June 30, 2012 from $0.4 million for the three months ended June 30, 2011. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2011 and 2012.  Depreciation expense as a percentage of revenues was 0.6% for the three months ended June 30, 2012 and 2011.

Amortization. Amortization expense increased 20% to $1.8 million for the three months ended June 30, 2012 from $1.5 million for the three months ended June 30, 2011. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2011 and 2012.

Acquisition Costs. Acquisition-related costs increased 54% to $1.1 million for the three months ended June 30, 2012 from $0.7 million for the three months ended June 30, 2011. The acquisition-related costs incurred during the second quarter of 2012 were related to the acquisition of Nascent and Northridge, while the acquisition-related costs incurred during the second quarter of 2011 were related to the acquisition of JCB.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was made during the three months ended June 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition. The adjustment of $0.5 million made during the three months ended June 30, 2011 related to the speakTECH and Exervio acquisitions.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 44.8% for the three months ended June 30, 2012 from 43.4% for the three months ended June 30, 2011 due mainly to projected foreign-source income and non-deductible transaction costs.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues. Total revenues increased 28% to $156.5 million for the six months ended June 30, 2012 from $121.8 million for the six months ended June 30, 2011.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies*	Increase Attributable to Base Business**
Services Revenues	$138,845	$109,425	$29,420	$21,496	$7,924
Software and Hardware Revenues	9,672	6,750	2,922	1,304	1,618
Reimbursable Expenses	7,977	5,657	2,320	842	1,478
Total Revenues	$156,494	$121,832	$34,662	$23,642	$11,020

*Defined as companies acquired during 2011 and 2012.
**Defined as businesses owned as of January 1, 2011.

Services revenues increased 27% to $138.8 million for the six months ended June 30, 2012 from $109.4 million for the six months ended June 30, 2011.  The increase in services revenues is primarily due to the acquisitions in 2012.  Services revenues attributable to our base business increased $7.9 million while services revenues attributable to acquired companies increased $21.5 million, resulting in a total increase of $29.4 million.

Software and hardware revenues increased 43% to $9.7 million for the six months ended June 30, 2012 from $6.7 million for the six months ended June 30, 2011 due to an increase in initial software license sales and an increase in the volume of hardware sales as well as an increase in larger hardware sales compared to 2011. Reimbursable expenses increased 41% to $8.0 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 27% to $107.1 million for the six months ended June 30, 2012 from $84.3 million for the six months ended June 30, 2011.  The increase in cost of revenues is directly related to the increase in revenues, specifically the increase in services revenues.  The average number of professionals performing services, including subcontractors, increased to 1,482 for the six months ended June 30, 2012 from 1,198 for the six months ended June 30, 2011.

Costs associated with software and hardware sales increased 42% to $8.3 million for the six months ended June 30, 2012 from $5.8 million for the six months ended June 30, 2011, which is directly related to the increase in software and hardware revenues as discussed above.

Gross Margin. Gross margin increased 32% to $49.4 million for the six months ended June 30, 2012 from $37.5 million for the six months ended June 30, 2011. Gross margin as a percentage of revenues increased to 31.6% for the six months ended June 30, 2012 from 30.8% for the six months ended June 30, 2011, primarily due to increases in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 34.6% or $48.0 million for the six months ended June 30, 2012 from 33.4% or $36.6 million for the six months ended June 30, 2011.  The increase in services gross margin is primarily a result of higher average bill rates. The average bill rate for our professionals, excluding subcontractors, increased to $118 per hour for the six months ended June 30, 2012 from $116 per hour for the six months ended June 30, 2011, primarily due to the improved pricing opportunities.  The average bill rate for the six months ended June 30, 2012, excluding China, was $126 per hour compared to $125 per hour for the six months ended June 30, 2011.

Selling, General and Administrative. SG&A expenses increased 28% to $31.4 million for the six months ended June 30, 2012 from $24.5 million for the six months ended June 30, 2011 primarily due to an increase in sales-related costs and general and administrative salaries.  SG&A expenses, as a percentage of revenues, decreased slightly to 20.0% for the six months ended June 30, 2012 from 20.1% for the six months ended June 30, 2011.

Depreciation. Depreciation expense increased 35% to $1.0 million for the six months ended June 30, 2012 from $0.7 million for the six months ended June 30, 2011. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2011 and 2012.  Depreciation expense as a percentage of revenues was 0.6% for the six months ended June 30, 2012 and 2011.

Amortization. Amortization expense increased 27% to $3.4 million for the six months ended June 30, 2012 from $2.7 million for the six months ended June 30, 2011. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2011 and 2012.

Acquisition Costs. Acquisition-related costs increased 48% to $1.8 million for the six months ended June 30, 2012 from $1.2 million for the six months ended June 30, 2011. The acquisition-related costs incurred during the first half of 2012 were related to the acquisition of PointBridge, Nascent and Northridge, while the acquisition-related costs incurred during the first half of 2011 were related to the acquisition of Exervio and JCB.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was made during the six months ended June 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition. The adjustment of $0.5 million made during the six months ended June 30, 2011 related to the speakTECH and Exervio acquisitions.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.8% for the six months ended June 30, 2012 from 42.4% for the six months ended June 30, 2011 primarily due to projected foreign-source income and non-deductible transaction costs.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2012	As of December 31, 2011
Cash, cash equivalents and investments	$4.2	$9.7
Working capital (including cash and cash equivalents)	$57.7	$51.5
Amounts available under credit facilities	$37.5	$50.0

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $9.5 million compared to net cash used in operating activities of $4.1 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, the primary components of operating cash flows were net income of $6.6 million plus non-cash charges of $8.7 million, offset by investments in working capital of $5.8 million.  The primary components of operating cash flows for the six months ended June 30, 2011 were net income of $4.6 million plus non-cash charges of $6.9 million, offset by investments in working capital of $15.6 million.  The increase in cash resulting from operating activities is primarily related to the change in other assets, accounts payable and other liabilities. During 2012 there was a higher amount of accrued software costs and higher variable compensation liabilities compared to 2011.  Also, our days sales outstanding as of June 30, 2012 and June 30, 2011 were 81 days.

 Net Cash Provided By (Used In) Investing Activities

During the six months ended June 30, 2012, we used $25.7 million for acquisition related costs and $0.9 million for purchases of equipment and to develop certain software.  During the six months ended June 30, 2011, we used $6.8 million for acquisition related costs and $1.8 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds from the sale and maturity of our investments.

Net Cash Provided By (Used In) Financing Activities

During the six months ended June 30, 2012, we received proceeds of $67.4 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.5 million.  We made payments of $54.9 million on our line of credit, used $0.3 million to settle a portion of the contingent consideration for the purchase of Exervio, used $0.6 million to repurchase shares of our common stock through the stock repurchase program and $0.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the six months ended June 30, 2011, we received proceeds of $3.5 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized a tax benefit of $1.5 million related to vesting of stock awards and stock option exercises.  We used $5.8 million to repurchase shares of our common stock through the stock repurchase program and $0.3 million in fees related to renewing our credit facility.

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015, thus all outstanding amounts are classified as long-term as of June 30, 2012.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on June 30, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.246% on June 30, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2012, we had $37.5 million of available borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

As of June 30, 2012, we were in compliance with all covenants under our credit facility and we expect to be in compliance during the next twelve months.

Stock Repurchase Program

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock.  In May 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $70.0 million at June 30, 2012. The repurchase program expires December 31, 2013.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $54.5 million of our outstanding common stock through June 30, 2012.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2012.

Conclusion

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet as of June 30, 2012 of $4.2 million, approximately $2.7 million was held by the Company’s Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2012, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of June 30, 2012, there was $12.5 million outstanding and $37.5 million of available borrowing capacity on our line of credit. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the SVB’s prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $12.5 million outstanding on the line of credit as of June 30, 2012, an increase in the interest rate of 100 basis points would add $125,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash, cash equivalents, and investments totaling $4.2 million at June 30, 2012 and $9.7 million at December 31, 2011.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On June 1, 2012, we acquired Nascent.  As part of the initial purchase price paid in this acquisition, we issued unregistered shares of our common stock to Nascent.  The aggregate initial purchase price paid in this transaction was approximately $16.5 million, which consisted of approximately $11.3 million in cash and 564,063 unregistered shares of our common stock.  We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to Nascent in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock. In May 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $70.0 million at June 30, 2012.  The repurchase program expires December 31, 2013.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $54.5 million of our outstanding common stock through June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning Balance as of March 31, 2012	7,403,767	$7.35	7,403,767	$5,617,764
April 1-30, 2012	--	--	--	$5,617,764
May 1-31, 2012	--	--	--	$15,617,764
June 1-30, 2012	15,000	11.00	15,000	$15,452,819
Ending Balance as of June 30, 2012	7,418,767	$7.35	7,418,767

(1)	Average price paid per share includes commission.
(2)	On May 1, 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 2, 2012	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statement of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the six months ended June 30, 2012, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.