Form 10-K
period 2012-12-31
PERFICIENT INC
filed 2013-03-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $343,242,985 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 29, 2012.

As of March 4, 2013, there were 33,283,758 shares of common stock outstanding.

Portions of the definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2013, are incorporated by reference in Part III of this Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

(1)	the impact of the general economy and economic uncertainty on our business;
(2)	risks associated with the operation of our business generally, including:
a.	client demand for our services and solutions;
b.	maintaining a balance of our supply of skills and resources with client demand;
c.	effectively competing in a highly competitive market;
d.	protecting our clients’ and our data and information;
e.	risks from international operations;
f.	obtaining favorable pricing to reflect services provided;
g.	adapting to changes in technologies and offerings; and
h.	risk of loss of one or more significant software vendors;
(3)	legal liabilities, including intellectual property protection and infringement;
(4)	risks associated with managing growth through acquisitions and organically; and
(5)	the risks detailed from time to time with our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” and elsewhere in this annual report, including documents incorporated by reference herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. (“Perficient”) are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient or any persons acting on our behalf may issue.

Item 1.	Business.

Overview

We are an information technology consulting firm serving Forbes Global 2000 and other large enterprise companies with a primary focus on the United States. We help our clients gain competitive advantage by using Internet-based technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third-party software products. Our solutions include business integration, portals and collaboration, custom applications, technology platform implementations, customer relationship management, enterprise performance management, enterprise content management, and business intelligence, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

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

During 2012, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing  to make disciplined acquisitions by acquiring PointBridge Solutions, LLC (“PointBridge”), Nascent Systems, LP (“Nascent”), and Northridge Systems, Inc. (“Northridge”); expanding our technical skill and geographic base by expanding our business both organically and through acquisitions, with a primary focus on the United States; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in China and India; and leveraging our existing, and pursuing new, strategic alliances by targeting leading business advisory companies and technology providers. Approximately 99% of our revenues were derived from clients in the United States during 2012 and 2011 and 96% during 2010, with the remainder derived from clients outside of the United States. Approximately 97% of our total assets were located in the United States in 2012, 2011, and 2010 with the remainder located in Canada, China, and India.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. In 2012, we extended our presence in the Atlanta, Chicago, and Dallas markets and are now able to provide additional services and solutions utilizing Microsoft technologies and Oracle E-Business Suite.

We continued to provide services primarily to the healthcare (health and public services), financial services (including banking and insurance), automotive and transport products, retail, energy and utilities, electronics and high tech, telecommunications, manufacturing, business services, and consumer goods and services industries and markets, among others.

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

Our business-driven technology solutions include the following:

•
Business integration and service oriented architectures (“SOA”). We design, develop, and implement business integration and SOA solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes and eliminating functional friction between the enterprise, core customers, and partners. Our business integration solutions can extend and extract core applications, reduce infrastructure strains and cost, web-enable legacy applications, provide real-time insight into business metrics, and introduce efficiencies for customers, suppliers, and partners.

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

•
Customer relationship management (“CRM”). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing by understanding our customers’ needs through interviews, requirement gathering sessions, call center analysis, developing an iterative prototype driven solution, and integrating the solution to legacy processes and applications.

•
Enterprise performance management (“EPM”). We design, develop, and implement EPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

•
Enterprise content management (“ECM”). We design, develop, and implement ECM solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications. Our ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration, and Enterprise Search.

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

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2012, 2011 and 2010,  84%, 81% and 84%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, an Oracle Platinum Partner, a Microsoft Gold Certified Partner and National Systems Integrator, a Team TIBCO Partner, and an EMC Consulting Preferred Partner.  Our vendors have recognized our relationships with several awards.  In 2012, we received the IBM Information Management Integration Excellence Award and the IBM Business Analytics Solution Provider Achievement Award. We were also named Microsoft Healthcare Provider Partner of the Year and received the Microsoft Northeast Area Cloud Practice Award and the Microsoft Best Practices Award.

•
Offshore Capability. We serve our clients from locations in 20 markets throughout North America and, in addition, we operate global development centers in Hangzhou, China and Chennai, India. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Oracle and Microsoft technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2012, we had 178 colleagues at the Hangzhou, China facility, 38 colleagues at the Chennai, India facility, and 191 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

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

Some of our competitors have longer operating histories, larger client bases, and greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2012, we had 1,677 colleagues, 1,392 of which were billable (excluding 167 billable subcontractors) and 285 which were involved in sales, administration, and marketing. None of our colleagues are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our colleagues.

Sales and Marketing. As of December 31, 2012, we had a 90-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 86% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 40 dedicated sales support employees, 22 general managers and three vice-presidents who are engaged in the sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Oracle, and Microsoft, among others. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

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

Compensation. Our employees have a compensation model that includes base salary and an incentive compensation component. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors. Key performance metrics include client satisfaction, revenues generated, utilization, profit, and personal skills growth.  Senior level employees are eligible to receive restricted stock awards, which generally vest ratably over a minimum three-year period.

Company Wide Practice (“CWP”) Leaders. Our CWP leadership performs a critical role in maintaining our technology leadership. Consisting of key employees from several practice areas, the CWP leadership assesses new technologies, partnership opportunities, and serves as lead internal subject matter experts for their respective domain. The CWP leaders also coordinate thought leadership activities, including white paper authorship and publication and speaking engagements by our colleagues. Finally, the CWP team identifies services opportunities between and among our strategic partners’ products, oversees our quality assurance programs, and assists in acquisition-related technology due diligence.

General Information

Our stock is traded on The Nasdaq Global Select Market under the symbol “PRFT.” Our website can be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained or incorporated in our website is not part of this document.

Item 1A.	Risk Factors.

You should carefully consider the following factors together with the other information contained in or incorporated by reference into this annual report before you decide to buy our common stock. These factors could materially adversely affect our business, financial condition, operating results, cash flows, or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, operating results, cash flows, or stock price.

Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Developments, such as the recent recessions and instability in the United States and Europe, deteriorations in the Chinese economy, and the inflationary risks associated with higher commodity prices, among other developments, may have an adverse effect on our revenue growth and profitability.

Volatile, negative or uncertain economic conditions in the markets we serve have undermined and could in the future undermine business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, developments in the industries we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 10 days’ notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost.  Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

If we are unable to keep our supply of skills and resources in balance with client demand and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

     Our success depends, in large part, upon our ability to keep our supply of skills and resources in balance with client demand and our ability to attract and retain personnel with the knowledge and skills to lead our business. Experienced personnel in our industry are in high demand, and there is much competition to attract qualified personnel. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across North America, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve or changes in the types of services clients are demanding we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries and for our services and solutions may suffer.

     We are dependent on retaining our senior executives and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend on identifying, developing, and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is great. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate both local business leaders and people with the appropriate skills.

     Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees on a timely basis to fulfill the needs of our clients, our ability to perform our work profitably could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed and our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which it can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.

     Our equity-based incentive compensation plans are designed to reward high-performing personnel for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.

     There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as means to keep our supply of skills and resources in balance with client demand in those geographies.

The market for the information technology consulting services in which we operate is highly competitive, and we might not be able to compete effectively.

The market for the information technology consulting services we provide is competitive, rapidly evolving, and subject to rapid technological change. Our competitors include: large multinational providers that offer some or all of the services that we do; off-shore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices and on more aggressive contractual terms; niche solution and service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, service or delivery models; accounting firms that are expanding or building their provision of some consulting services, including through acquisitions; and in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services we provide.

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

Our future financial performance is largely dependent on our ability to compete successfully in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.

In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisition. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. We believe that this competition could have a negative effect on our ability to compete for new work and skilled professionals. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client’s promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

We could have liability or our reputation could be damaged if we fail to protect client data or information systems or if our information systems are breached.

We are dependent on information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In providing services to clients, we are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as various U.S. federal and state laws governing the protection of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

•	political and economic instability;
•	global health conditions and potential natural disasters;
•	unexpected changes in regulatory requirements;
•	international currency controls and exchange rate fluctuations;
•	reduced protection for intellectual property rights in some countries; and
•	additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 14% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting and development facility in Chennai, India to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

Our results of operations could materially suffer if we are not able to obtain favorable pricing.

If we are not able to obtain favorable pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including, but not limited to:

•	general economic and political conditions;
•	the competitive environment in our industry, as described below;
•	our clients’ desire to reduce their costs;
•	our ability to accurately estimate, attain, and sustain contract revenues, margins, and cash flows over the full contract period; and
•	procurement practices of clients and their use of third-party advisors.

The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer services similar to ours at lower prices

If our negotiated fees do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We negotiate fees with our clients utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent on our internal forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which might be based on limited data and could turn out to be materially inaccurate. If we do not accurately estimate the level of effort or cost, our contracts could yield lower profit margins than planned, or be unprofitable. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skillsets and competencies. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of this work, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Our business could be materially adversely affected if we incur legal liability in connection with providing our services and solutions.

We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.

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

Our services could infringe upon the intellectual property rights of others.

We cannot be sure that our services do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us.  These claims may harm our reputation, cause our management to expend significant time in connection with any defense, and cost us money.  We may be required to indemnify clients for any expense or liabilities they incur resulting from claimed infringement and these expenses could exceed the amounts paid to us by the client for services we have performed.  Any claims in this area, even if won by us, could be costly, time-consuming, and harmful to our reputation.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, and other contractual arrangements to protect our intellectual property rights. These laws are subject to change at any time and could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight and we may not be successful in enforcing our rights.

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

We believe the Perficient brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. There is a risk that negative information could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Perficient brand name and could reduce investor confidence in us, materially adversely affecting our share price.

We might not be successful at identifying, acquiring, or integrating other businesses.

We have continued our disciplined acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisition. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management’s attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

We might fail to realize the expected benefits or strategic objectives of any acquisition we make. We might not achieve our expected return on investment, or we may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, or other adverse effects on our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

Our profitability could suffer if our cost-management strategies are unsuccessful.

Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. These actions and other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past.  If we are not effective in reducing our operating costs in response to changes in demand or pricing, we might not be able to manage significantly larger and more diverse workforces as we increase the number of colleagues and execute our growth strategy, control our costs or improve our efficiency, and our profitability could be negatively affected.

Changes in our level of taxes, and audits, investigations and tax proceedings could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our corporate provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. Increases in the tax rate in any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws, treaties, or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.

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

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our stock price and results of operations could fluctuate and be difficult to predict.

Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;
•	general or industry-specific market conditions or changes in financial markets;
•	announcements by us or competitors about developments in our business or prospects;
•	projections or speculation about our business or that of competitors by the media or investment analysts; and
•	our failure to meet our growth and financial objectives, including with respect to our overall revenue growth, revenue growth for our priority emerging markets and earnings per share growth.

Our results of operations have varied in the past and could vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

•
the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to changes in macroeconomic or political conditions unrelated to our business or general market conditions;

•
periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work, as well as the stage of completion of existing projects and/or their termination or restructuring;

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;
•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;
•	acquisition, integration and operational costs related to businesses acquired;
•	the introduction of new products or services by us, competitors or partners;
•	changes in our pricing or competitors’ pricing;
•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;
•	our ability to limit and manage the incurrence of pre-contract costs, which must be expensed without corresponding revenues, which are then recognized in later periods without the corresponding costs;
•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;
•	currency exchange rate fluctuations;
•	changes in estimates, accruals or payments of variable compensation to our employees;
•	global, regional and local economic and political conditions and related risks, including acts of terrorism; and
•	seasonality, including number of workdays and holidays and summer vacations.

As a result of any of the above factors, or any of the other risks described in this Item 1A, “Risk Factors,” our stock price could be difficult to predict, and our stock price in the past might not be a good indicator of the price of our stock in the future.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

We had unrestricted cash and cash equivalents totaling $5.8 million and a borrowing capacity of $47.2 million, and a commitment to increase our borrowing capacity by $25.0 million, at December 31, 2012. Of the $5.8 million of cash and cash equivalents at December 31, 2012, $3.6 million was held by our Chinese operations and is considered to be indefinitely reinvested in those operations. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 27% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of our company.

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

We have offices in 20 markets throughout North America and in China, India, and Canada. Our principal executive operations are located in St. Louis, Missouri where we have leased approximately 5,100 square feet for these functions. We do not own any real property; all of our office space is leased under long-term leases with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2012.

	High	Low
Year Ending December 31, 2012:
First Quarter	$12.80	$10.24
Second Quarter	12.95	10.62
Third Quarter	13.54	9.79
Fourth Quarter	12.38	9.78

Year Ending December 31, 2011:
First Quarter	$13.16	$10.68
Second Quarter	12.76	9.22
Third Quarter	11.32	7.09
Fourth Quarter	10.32	6.41

On March 4, 2013, the last reported sale price of our common stock on The Nasdaq Global Select Market was $11.69 per share. There were approximately 346 stockholders of record of our common stock as of March 4, 2013, including 244 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included in Part III, Item 11 of this Form 10-K.

Unregistered Sales of Securities

Our acquisition of Exervio Consulting, Inc. (“Exervio”) in April 2011 included an earnings-based contingency, pursuant to which additional consideration could be realized by Exervio if certain earnings-based requirements were met.  The second tranche of the contingency was achieved and, as such, we paid the additional consideration during October 2012. In connection with this payment, we issued 113,840 unregistered shares of our common stock to Exervio on October 3, 2012.  We relied on Section 4(2) and Regulation D of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to Exervio in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Equity Securities

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock. In May 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $70.0 million at December 31, 2012.  The repurchase program expires December 31, 2013.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $60.0 million of our outstanding common stock through December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2012	7,423,767	$7.35	7,423,767	$15,398,879
October 1-31, 2012	--	--	--	$15,398,879
November 1-30, 2012	--	--	--	$15,398,879
December 1-31, 2012	497,103	10.90	497,103	$9,978,590
Ending Balance as of December 31, 2012	7,920,870	$7.58	7,920,870

(1) Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2012, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of three acquisitions in 2012 and two acquisitions in each of 2011 and in 2010.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:	(In thousands, except per share information)
Revenues	$327,096	$262,439	$214,952	$188,150	$231,488
Gross margin	$103,403	$81,134	$62,767	$48,333	$73,502
Selling, general and administrative	$64,853	$51,672	$45,477	$40,042	$47,242
Depreciation and amortization	$10,078	$8,095	$4,784	$5,750	$6,949
Acquisition costs	$1,871	$1,249	$993	$--	$--
Adjustment to fair value of contingent consideration	$517	$1,586	$(4)	$--	$--
Impairment of intangible assets	$--	$--	$--	$--	$1,633
Income from operations	$26,084	$18,532	$11,517	$2,541	$17,678
Net interest (expense) income	$(143)	$68	$163	$209	$528
Net other income (expense)	$44	$45	$68	$260	$(915)
Income before income taxes	$25,985	$18,645	$11,748	$3,010	$17,291
Net income	$16,107	$10,747	$6,480	$1,463	$10,000
Basic net income per share	$0.54	$0.39	$0.24	$0.05	$0.34
Diluted net income per share	$0.52	$0.37	$0.23	$0.05	$0.33

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$5,813	$9,732	$24,008	$24,302	$22,909
Working capital	$52,277	$51,476	$47,632	$50,205	$56,176
Long-term investments	$--	$--	$2,254	$3,652	$--
Property and equipment, net	$4,398	$3,490	$2,355	$1,278	$2,345
Goodwill and intangible assets, net	$178,286	$142,166	$124,056	$111,773	$115,634
Total assets	$267,194	$223,932	$207,678	$184,810	$194,247
Long-term debt	$2,800	$--	$--	$--	$--
Total stockholders’ equity	$234,413	$198,959	$177,164	$168,348	$174,818

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the year ended December 31, 2012 compared to 11% and 13% for the years ended December 31, 2011 and 2010, respectively. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, management also evaluates whether the services are essential to the functionality of the software and has fair value evidence for each deliverable. If management concludes that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor-specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010, we resumed our disciplined acquisition strategy as evidenced by our acquisitions of Kerdock Consulting, LLC (“Kerdock”) in March 2010, speakTECH in December 2010, Exervio in April 2011, JCB Partners, LLC (“JCB”) in July 2011, PointBridge in February 2012, Nascent in June 2012, and Northridge in July 2012.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2012	2011	2010
Services revenues	87.6%	88.8%	86.1%
Software and hardware revenues	7.7	6.0	9.6
Reimbursable expenses	4.7	5.2	4.3
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	55.9	56.9	55.5
Software and hardware costs	6.6	5.2	8.4
Reimbursable expenses	4.7	5.2	4.3
Other project-related expenses	1.2	1.8	2.6
Total cost of revenues	68.4	69.1	70.8
Services gross margin	34.8	33.9	32.6
Software and hardware gross margin	14.5	13.5	11.9
Total gross margin	31.6	30.9	29.2
Selling, general and administrative	19.8	19.7	21.2
Depreciation and amortization	3.1	3.1	2.2
Acquisition costs	0.6	0.5	0.5
Adjustment to fair value of contingent consideration	0.2	0.5	0.0
Income from operations	7.9	7.1	5.3
Net interest income	0.0	0.0	0.1
Net other income	0.0	0.0	0.0
Income before income taxes	7.9	7.1	5.4
Provision for income taxes	3.0	3.0	2.5
Net income	4.9%	4.1%	2.9%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Total revenues increased 25% to $327.1 million for the year ended December 31, 2012 from $262.4 million for the year ended December 31, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
Services Revenues	$286,548	$233,166	$53,382	$39,457	$13,925
Software and Hardware Revenues	25,188	15,624	9,564	1,690	7,874
Reimbursable Expenses	15,360	13,649	1,711	1,384	327
Total Revenues	$327,096	$262,439	$64,657	$42,531	$22,126

Services revenues increased 23% to $286.5 million for the year ended December 31, 2012 from $233.2 million for the year ended December 31, 2011.  The increase in services revenues is primarily due to acquisitions during 2011 and 2012.  Services revenues attributable to our base business increased $13.9 million while services revenues attributable to acquired companies increased $39.4 million, resulting in a total increase of $53.3 million.

Software and hardware revenues increased 61% to $25.2 million for the year ended December 31, 2012 from $15.6 million for the year ended December 31, 2011 due to an increase in the volume and magnitude of new software license sales and software license renewals as compared to 2011. Reimbursable expenses increased 13% to $15.4 million for the year ended December 31, 2012 from $13.6 million for the year ended December 31, 2011 primarily as a result of the increase in services revenue. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 23% to $223.7 million for the year ended December 31, 2012 from $181.3 million for the year ended December 31, 2011.  The increase in cost of revenues was directly related to the increase in revenues, specifically the increase in headcount to support the Company’s ongoing revenue-producing projects. The average number of colleagues performing services, including subcontractors, increased to 1,518 for the year ended December 31, 2012 from 1,317 for the year ended December 31, 2011.

Gross Margin. Gross margin increased 27% to $103.4 million for the year ended December 31, 2012 from $81.1 million for the year ended December 31, 2011. Gross margin as a percentage of revenues increased to 31.6% for the year ended December 31, 2012 from 30.9% for the year ended December 31, 2011, primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 34.8% or $99.8 million for the year ended December 31, 2012 from 33.9% or $79.0 million for the year ended December 31, 2011.  The increase in services gross margin was primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $119 per hour for the year ended December 31, 2012 from $116 per hour for the year ended December 31, 2011, primarily due to the improved pricing opportunities.  The average bill rate for the year ended December 31, 2012, excluding China, was $129 per hour compared to $125 per hour for the year ended December 31, 2011.

Selling, General and Administrative. SG&A expenses increased 26% to $64.9 million for the year ended December 31, 2012 from $51.7 million for the year ended December 31, 2011 due primarily to fluctuations in expenses as detailed in the table below. SG&A expenses, as a percentage of revenues, increased slightly to 19.8% for the year ended December 31, 2012 from 19.7% for the year ended December 31, 2011.

	For the Year Ended	For the Year Ended	Increase/
Selling, General and Administrative Expense (in millions)	December 31, 2012	December 31, 2011	(Decrease)
Sales-related costs	$21.4	$14.9	$6.5
Salary expense	13.1	11.3	1.8
Stock compensation expense	7.0	6.9	0.1
Recruiting expense	4.1	3.9	0.2
Variable compensation expense	1.7	0.7	1.0
Bad debt expense	0.7	1.0	(0.3)
Other	16.9	13.0	3.9
Total	$64.9	$51.7	$13.2

Depreciation. Depreciation expense increased 28% to $2.3 million for the year ended December 31, 2012 from $1.8 million for the year ended December 31, 2011. The increase in depreciation expense was mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2011 and 2012.  Depreciation expense as a percentage of revenues was 0.7% for each of the years ended December 31, 2012 and 2011.

Amortization. Amortization expense increased 23% to $7.8 million for the year ended December 31, 2012 from $6.3 million for the year ended December 31, 2011. The increase in amortization expense was due to the addition of amortization related to acquired intangible assets from acquisitions during 2011 and 2012.

Acquisition Costs. Acquisition-related costs increased 50% to $1.9 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. The acquisition-related costs incurred during 2012 were related to the acquisition of PointBridge, Nascent, and Northridge, while the acquisition-related costs incurred during 2011 were related to the acquisition of Exervio and JCB.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.5 million was made during the year ended December 31, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition. The adjustment of $1.6 million made during the year ended December 31, 2011 related to the speakTECH and Exervio acquisitions.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 38.0% for the year ended December 31, 2012 from 42.4% for the year ended December 31, 2011. The decrease in the effective rate was due primarily to a research and development tax credit on our 2011 income tax return recorded in 2012 when it was determinable and reasonably estimable. The research and development tax credit for 2012 was enacted by Congress in January 2013 and the resulting tax benefit will be estimated and recorded in 2013.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Total revenues increased 22% to $262.4 million for the year ended December 31, 2011 from $215.0 million for the year ended December 31, 2010.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
Services Revenues	$233,166	$185,173	$47,993	$34,949	$13,044
Software and Hardware Revenues	15,624	20,556	(4,932)	1,215	(6,147)
Reimbursable Expenses	13,649	9,223	4,426	1,107	3,319
Total Revenues	$262,439	$214,952	$47,487	$37,271	$10,216

Services revenues increased 26% to $233.2 million for the year ended December 31, 2011 from $185.2 million for the year ended December 31, 2010.  The increase in services revenues is primarily due to acquisitions during 2010 and 2011.  Services revenues attributable to our base business increased $13.1 million while services revenues attributable to acquired companies increased $34.9 million, resulting in a total increase of $48.0 million.

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

Selling, General and Administrative. SG&A expenses increased 14% to $51.7 million for the year ended December 31, 2011 from $45.5 million for the year ended December 31, 2010 due primarily to fluctuations in expenses as detailed in the following table:

	For the Year Ended	For the Year Ended	Increase/
Selling, General and Administrative Expense (in millions)	December 31, 2011	December 31, 2010	(Decrease)
Sales-related costs	$14.9	$11.9	$3.0
Salary expense	11.3	9.2	2.1
Stock compensation expense	6.9	8.6	(1.7)
Recruiting expense	3.9	2.3	1.6
Bad debt expense	1.0	--	1.0
Variable compensation expense	0.7	2.3	(1.6)
Other	13.0	11.2	1.8
Total	$51.7	$45.5	$6.2

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

Depreciation. Depreciation expense increased 111% to $1.8 million for the year ended December 31, 2011 from $0.8 million for the year ended December 31, 2010. The increase in depreciation expense was mainly attributable to increased capital expenditures during 2010 and 2011 and the increase in leasehold improvements related to the expansion of our facility in China.  Depreciation expense as a percentage of revenues was 0.7% and 0.4% for the year ended December 31, 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2012	2011	2010
Cash, cash equivalents, and investments	$5.8	$9.7	$26.3
Working capital (including cash and cash equivalents)	$52.3	$51.5	$47.6
Amounts available under credit facilities	$47.2	$50.0	$50.0

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 was $39.2 million compared to $14.3 million and $18.7 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, the components of operating cash flows were net income of $16.1 million plus non-cash charges of $18.5 million and net working capital reductions of $4.6 million. The primary components of operating cash flows for the year ended December 31, 2011 were net income of $10.7 million plus non-cash charges of $17.6 million, partially offset by investments in working capital of $14.0 million. The primary components of operating cash flow for the year ended December 31, 2010 were net income of $6.5 million plus non-cash charges of $14.3 million, partially offset by investments in working capital of $2.1 million. The increase in cash resulting from operating activities as of December 31, 2012 is primarily related to the increase in accounts payable and other liabilities and decrease in accounts receivable. Accounts payable and other liabilities increased due to having higher accrued software costs and variable compensation liabilities during 2012.  Our days sales outstanding as of December 31, 2012 decreased to 75 days compared to 78 and 73 days as of December 31, 2011 and 2010, respectively.

Net Cash Used in Investing Activities

For the year ended December 31, 2012, we used $36.6 million for acquisitions and $2.1 million for purchases of equipment and to develop certain software. For the year ended December 31, 2011, we used $19.4 million for acquisitions, $3.0 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds received from the sale and maturity of our investments.  For the year ended December 31, 2010, we used $4.3 million to purchase investments, $4.9 million for acquisitions, and $1.3 million to purchase equipment and develop software.

Net Cash Provided By Financing Activities

For the year ended December 31, 2012, we received proceeds of $134.9 million from our line of credit and we realized a tax benefit of $1.1 million related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.2 million. We made payments of $132.1 million on our line of credit, used $6.1 million to repurchase shares of our common stock through the stock repurchase program, $1.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.6 million to settle a portion of the contingent consideration for the purchase of Exervio. During the year ended December 31, 2011, we received proceeds of $3.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.8 million related to vesting of stock awards and stock option exercises.  We used $1.2 million to settle the contingent consideration for the purchase of speakTECH, $11.8 million to repurchase shares of our common stock through the stock repurchase program, $0.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.3 million in fees related to our credit facility.  During the year ended December 31, 2010, we received proceeds of $1.5 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.5 million related to vesting of stock awards and stock option exercises.  We used $1.9 million to settle the contingent consideration for the purchase of Kerdock and $14.7 million to repurchase shares of our common stock through the stock repurchase program.

 Availability of Funds from Line of Credit Facility

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on December 31, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.209% on December 31, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2012, we had $47.2 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

At December 31, 2012, we were in compliance with all covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

Stock Repurchase Program

Prior to 2012, our Board of Directors authorized the repurchase of up to $60.0 million of our common stock.  In May 2012, our Board of Directors authorized the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $70.0 million at December 31, 2012. The repurchase program expires December 31, 2013.

From time to time, we establish a written trading plan in accordance with Rule 10b5-1 of the Exchange Act, pursuant to which we make a portion of our stock repurchases.  Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $60.0 million of our outstanding common stock through December 31, 2012.

Lease Obligations

There were no material changes outside the ordinary course of business in lease obligations or other contractual obligations in 2012 as disclosed in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Contractual Obligations

We have incurred commitments to make future payments under contracts such as leases. Maturities under these contracts are set forth in the following table as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$13,773	$3,661	$5,251	$3,594	$1,267
Total	$13,773	$3,661	$5,251	$3,594	$1,267

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

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2012 of $5.8 million, approximately $3.6 million was held by the Company’s Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. Our policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and software or hardware, then we evaluate whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, we also evaluate whether the services are essential to the functionality of the software and we have fair value evidence for each deliverable. If we have concluded that the separation criteria are met, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor-specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or to us, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), we perform an annual impairment test of goodwill. We evaluate goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits, but does not require, an assessment of qualitative factors to determine whether it is more likely than not that our fair value is less than our carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that our fair value is less than our carrying amount, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. We elected to go directly to step one rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors.

Our annual goodwill impairment test was performed as of October 1, 2012.  Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

Our fair value was determined by weighting the results of two valuation methods: (1) market capitalization based on the average price of our common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and (2) a discounted cash flow model.  The fair value calculated using our average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in our determination of our overall fair value.  While the use of our average common stock price, plus a control premium, may be considered the best evidence of fair value in ASC Topic 350, we believe the volatility in our stock price, and in the market overall, are not always consistently aligned with our financial results or outlook.  The discounted cash flow approach allows us to calculate our fair value based on operating performance and meaningful financial metrics.

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

Purchase Accounting

We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments require significant judgments and estimates that can change materially as additional information becomes available. The purchase price is allocated to intangibles based on our estimate and an independent valuation. We finalize the purchase price allocation within 12 months of the acquisition date as certain initial accounting valuation estimates are finalized.

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

Income Taxes

We calculate and provide for income taxes in each jurisdiction in which we operate. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. We have established liabilities or reduced assets for uncertain tax positions when we believe those tax positions are not more likely than not of being sustained if challenged. We evaluate these uncertain tax positions and adjust the related tax assets and liabilities in light of changing facts and circumstances each quarter.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2012, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of December 31, 2012, there was $2.8 million outstanding and $47.2 million of available borrowing capacity under our line of credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender’s prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $2.8 million outstanding on the line of credit as of December 31, 2012, an increase in the interest rate of 100 basis points would add $28,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.8 million at December 31, 2012 and $9.7 million at December 31, 2011.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$5,813	$9,732
Accounts receivable, net of allowance for doubtful accounts of $724 in 2012 and $1,057 in 2011	69,662	60,892
Prepaid expenses	1,649	1,246
Other current assets	3,717	3,118
Total current assets	80,841	74,988
Property and equipment, net	4,398	3,490
Goodwill	160,936	132,038
Intangible assets, net	17,350	10,128
Other non-current assets	3,669	3,288
Total assets	$267,194	$223,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,959	$5,029
Other current liabilities	20,605	18,483
Total current liabilities	28,564	23,512
Long-term debt	2,800	--
Other non-current liabilities	1,417	1,461
Total liabilities	$32,781	$24,973

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 39,024,337 shares issued and 30,825,123 shares outstanding as of December 31, 2012; 36,217,914 shares issued and 28,742,906 shares outstanding as of December 31, 2011)	$39	$36
Additional paid-in capital	276,201	248,855
Accumulated other comprehensive loss	(306)	(279)
Treasury stock, at cost (8,199,214 shares as of December 31, 2012; 7,475,008 shares as of December 31, 2011)	(62,970)	(54,995)
Retained earnings	21,449	5,342
Total stockholders’ equity	234,413	198,959
Total liabilities and stockholders’ equity	$267,194	$223,932

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
Revenues:	(In thousands, except per share information)
Services	$286,548	$233,166	$185,173
Software and hardware	25,188	15,624	20,556
Reimbursable expenses	15,360	13,649	9,223
Total revenues	327,096	262,439	214,952
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	182,719	149,243	119,304
Software and hardware costs	21,536	13,521	18,108
Reimbursable expenses	15,360	13,649	9,223
Other project-related expenses	4,078	4,892	5,550
Total cost of revenues	223,693	181,305	152,185

Gross margin	103,403	81,134	62,767

Selling, general, and administrative	64,853	51,672	45,477
Depreciation	2,251	1,754	830
Amortization	7,827	6,341	3,954
Acquisition costs	1,871	1,249	993
Adjustment to fair value of contingent consideration	517	1,586	(4)
Income from operations	26,084	18,532	11,517

Net interest (expense) income	(143)	68	163
Net other income	44	45	68
Income before income taxes	25,985	18,645	11,748
Provision for income taxes	9,878	7,898	5,268

Net income	$16,107	$10,747	$6,480

Basic net income per share	$0.54	$0.39	$0.24
Diluted net income per share	$0.52	$0.37	$0.23
Shares used in computing basic net income per share	29,536	27,745	26,856
Shares used in computing diluted net income per share	31,086	29,184	28,304

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$16,107	$10,747	$6,480
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(27)	(35)	23
Net unrealized gain (loss) on investments	--	(19)	25
Comprehensive income	$16,080	$10,693	$6,528

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In thousands)

	Common	Common	Additional	Accumulated Other		Retained	Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Loss	Stock	(Deficit)	Equity
Balance at December 31, 2009	27,083	$32	$208,003	$(273)	$(27,529)	$(11,885)	$168,348
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	381	--	1,468	--	--	--	1,468
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,038	--	--	--	1,038
Stock compensation related to restricted stock vesting and retirement savings plan contributions	920	1	10,830	--	--	--	10,831
Purchases of treasury stock	(1,559)	--	--	--	(14,676)	--	(14,676)
Issuance of stock for acquisitions	451	--	3,627	--	--	--	3,627
Net income	--	--	--	--	--	6,480	6,480
Foreign currency translation adjustment	--	--	--	23	--	--	23
Net unrealized gain on investments	--	--	--	25	--	--	25
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	814	1	3,711	--	--	--	3,712
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,219	--	--	--	1,219
Stock compensation related to restricted stock vesting and retirement savings plan contributions	929	1	9,177	--	--	--	9,178
Purchases of treasury stock and buyback of shares for taxes	(1,378)	--	--	--	(12,790)	--	(12,790)
Issuance of stock for acquisitions	1,102	1	9,782	--	--	--	9,783
Net income	--	--	--	--	--	10,747	10,747
Foreign currency translation adjustment	--	--	--	(35)	--	--	(35)
Net unrealized loss on investments	--	--	--	(19)	--	--	(19)
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	56	--	202	--	--	--	202
Net tax benefit from stock option exercises and restricted stock vesting	--	--	855	--	--	--	855
Stock compensation related to restricted stock vesting and retirement savings plan contributions	950	1	9,589	--	--	--	9,590
Purchases of treasury stock and buyback of shares for taxes	(724)	--	--	--	(7,975)	--	(7,975)
Issuance of stock for acquisitions	1,800	2	16,700	--	--	--	16,702
Net income	--	--	--	--	--	16,107	16,107
Foreign currency translation adjustment	--	--	--	(27)	--	--	(27)
Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES		(In thousands)
Net income	$16,107	$10,747	$6,480
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,251	1,754	830
Amortization	7,827	6,341	3,954
Deferred income taxes	(613)	531	205
Non-cash stock compensation and retirement savings plan contributions	9,590	9,178	10,831
Tax benefit from stock option exercises and restricted stock vesting	(1,061)	(1,838)	(1,531)
Adjustment to fair value of contingent consideration for purchase of business	517	1,586	(4)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(818)	(7,587)	(5,491)
Other assets	1,074	(320)	1,626
Accounts payable	2,190	(1,522)	642
Other liabilities	2,147	(4,550)	1,189
Net cash provided by operating activities	39,211	14,320	18,731

INVESTING ACTIVITIES
Proceeds from maturity of investments	--	13,555	--
Purchase of investments	--	--	(4,252)
Purchase of property and equipment	(1,923)	(2,776)	(1,161)
Capitalization of software developed for internal use	(187)	(179)	(160)
Purchase of businesses	(36,560)	(19,385)	(4,941)
Net cash used in investing activities	(38,670)	(8,785)	(10,514)

FINANCING ACTIVITIES
Payments for credit facility financing fees	--	(306)	--
Proceeds from line of credit	134,900	14,000	--
Payments on line of credit	(132,100)	(14,000)	--
Payment of contingent consideration for purchase of business	(556)	(1,244)	(1,875)
Tax benefit from stock option exercises and restricted stock vesting	1,061	1,838	1,531
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	202	3,712	1,468
Purchases of treasury stock	(6,118)	(11,791)	(14,676)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(1,857)	(747)	--
Net cash used in financing activities	(4,468)	(8,538)	(13,552)
Effect of exchange rate on cash and cash equivalents	8	28	67
Change in cash and cash equivalents	(3,919)	(2,975)	(5,268)
Cash and cash equivalents at beginning of period	9,732	12,707	17,975
Cash and cash equivalents at end of period	$5,813	$9,732	$12,707

Supplemental disclosures:
Cash paid for interest	$168	$5	$22
Cash paid for income taxes	$9,687	$7,810	$4,265
Non-cash activities:
Stock issued for purchase of businesses (net of stock reacquired for escrow claim)	$14,411	$6,616	$2,859
Stock issued for settlement of contingent consideration for purchase of business	$2,199	$2,915	$768
Estimated fair value of contingent consideration for purchase of business	$--	$2,377	$3,339

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.   Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. The Company designs, builds, and delivers solutions using a core set of middleware software products developed by third-party vendors. The Company’s solutions enable its clients to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor-specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

There are no significant cancellation or termination-type provisions for the Company’s software and hardware sales. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally one to five years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  ASC Topic 350 permits, but does not require, an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the two-step goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company has elected to go directly to step one rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

The Company performed its annual impairment test of goodwill as of October 1, 2012. Based on the test performed, the Company’s fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated. The Company’s fair value was determined by weighting the results of two valuation methods: (1) market capitalization based on the average price of the Company’s common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and (2) a discounted cash flow model.  The fair value calculated using the Company’s average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company’s determination of its overall fair value.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The adoption of ASU 2011-05 did not impact the accounting for comprehensive income, but did affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Consolidated Statement of Stockholders’ Equity.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2012	2011	2010
Net income	$16,107	$10,747	$6,480
Basic:
Weighted-average shares of common stock outstanding	29,536	27,745	26,856
Shares used in computing basic net income per share	29,536	27,745	26,856

Effect of dilutive securities:
Stock options	194	279	659
Warrants (1)	--	5	7
Restricted stock subject to vesting	621	578	774
Contingently issuable shares (2)	81	222	--
Shares issuable for acquisition consideration (3)	654	355	8
Shares used in computing diluted net income per share	31,086	29,184	28,304

Basic net income per share	$0.54	$0.39	$0.24
Diluted net income per share	$0.52	$0.37	$0.23

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	12	278	538

(1)	All outstanding warrants expired on December 30, 2011.
(2)	Represents the Company’s estimate of shares to be issued to Exervio Consulting, Inc. (“Exervio”) pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.
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

4.   Investments

During the second quarter 2011, the Company sold all of its short- and long-term investments to fund acquisition activity. The realized gains and losses for these investments were immaterial. As of December 31, 2012, the Company’s investments consisted of cash equivalents with original maturities of three months or less.

5.   Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2012, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors.  Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could result in the Company’s inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with no one customer providing more than 10% of total revenues during 2012, 2011 or 2010.

6.   Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986 (the “Code”). The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For 2012, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $3.3 million, $3.2 million, and $2.5 million of expense for the matching cash and Company stock contribution in 2012, 2011, and 2010, respectively.  All matching contributions vest over a three-year period of service.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

The Company has a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2012 and 2011, the deferred compensation liability balance was $1.7 million and $1.6 million, respectively.

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

The Company estimated the total allocable purchase price consideration to be $11.2 million.  The purchase price estimate was comprised of $6.5 million in cash paid and $2.8 million of Company common stock issued at closing, increased by $1.9 million representing the fair value estimate of additional earnings-based contingent consideration, which was partially realized by the Exervio selling shareholders 12 months after the closing date of the acquisition, and the remainder realized 18 months after the closing date of the acquisition.  Of the earnings-based contingent consideration, 25% was paid in cash and 75% in stock to the Exervio selling shareholders. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the Exervio operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.7
Acquired intangible assets	4.5
Liabilities assumed	(1.2)
Goodwill	5.2
Total purchase price	$11.2

The Company estimated that the intangible assets acquired have useful lives of nine months to seven years.

Acquisition of JCB Partners, LLC (“JCB”)

On July 1, 2011, the Company acquired substantially all of the assets of JCB pursuant to the terms of an Asset Purchase Agreement.  JCB was based in Denver, Colorado and was a business and technology consulting firm focused on enterprise performance management, analytics, and business intelligence solutions, primarily leveraging the IBM Cognos suite of software products. The acquisition of JCB further enhanced the Company’s position in business intelligence and enterprise performance management and increased access to CFO suites, as well as extended the Company’s presence in Denver, Chicago, and California.

The Company estimated the total allocable purchase price consideration to be $16.6 million. The purchase price estimate was comprised of $12.5 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The results of the JCB operations have been included in the Company’s consolidated financial statements since the acquisition date.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.1
Acquired intangible assets	3.0
Liabilities assumed	(1.2)
Goodwill	11.7
Total purchase price	$16.6

The Company estimated that the intangible assets acquired have useful lives of six months to five years.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

Acquisition of PointBridge

On February 8, 2012, the Company acquired substantially all of the assets of PointBridge pursuant to the terms of an Asset Purchase Agreement.  PointBridge was based in Chicago, Illinois, and was a business and technology consulting firm focused on collaboration, web content management, unified communications and business intelligence, primarily leveraging Microsoft technologies. The acquisition of PointBridge further solidified the Company’s position among the largest and most capable Microsoft systems integrator consulting firms, as well as extended the Company’s presence in Chicago, Milwaukee and Boston.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.0
Acquired intangible assets	6.2
Liabilities assumed	(1.1)
Goodwill	10.4
Total purchase price	$20.5

The Company estimated that the intangible assets acquired have useful lives of 11 months to five years.

The amounts above represent the fair value estimates as of December 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Nascent

On June 1, 2012, the Company acquired substantially all of the assets of Nascent pursuant to the terms of an Asset Purchase Agreement.  Nascent was based in Dallas, Texas, and was a full-service software evaluation and implementation firm that specialized in working with the Oracle E-Business Suite and Vertex for sales, use and value added taxes. The acquisition of Nascent allowed the Company significant cross-selling and growth opportunity within the existing client base with Oracle E-Business Suite, as well as extended the Company’s presence in Texas, Oklahoma, Louisiana, and Arkansas.

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

The amounts above represent the fair value estimates as of December 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

Acquisition of Northridge

On July 1, 2012, the Company acquired Northridge pursuant to the terms of an Agreement and Plan of Merger. Northridge was based in Atlanta, Georgia, and was an expert in the areas of business consulting, user experience, and collaboration technology primarily leveraging Microsoft technologies. The acquisition of Northridge further enhanced the Company’s portfolio of services in collaboration strategy, portal migration and implementation, dashboards and analytics, user experience and branding, collaborative websites, and custom collaboration solutions utilizing Microsoft systems, as well as extended the Company’s presence in the Atlanta and Charlotte markets.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.5
Acquired intangible assets	4.1
Liabilities assumed	(3.3)
Goodwill	9.6
Total purchase price	$13.9

The Company estimated that the intangible assets acquired have useful lives of nine months to five years.

The amounts above represent the fair value estimates as of December 31, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the PointBridge, Nascent, and Northridge operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of PointBridge, Nascent, and Northridge included in the Company’s Consolidated Statements of Operations from the respective acquisition dates to December 31, 2012 are as follows (in thousands):

Acquisition Date to December 31, 2012
Revenues	$32,424
Net income	$1,804

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with PointBridge, Nascent, and Northridge for the year ended December 31, 2012 and Exervio, JCB, PointBridge, Nascent, and Northridge for the year ended December 31, 2011, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming PointBridge, Nascent, and Northridge were acquired as of the beginning of 2011 and Exervio and JCB were acquired as of the beginning of 2010. These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2011 or January 1, 2010 or of future results of operations of the consolidated entities (in thousands except per share data):

	December 31,
	2012	2011
Revenues	$342,226	$319,527
Net income	$18,991	$13,278
Basic net income per share	$0.63	$0.46
Diluted net income per share	$0.61	$0.43
Shares used in computing basic net income per share	30,216	28,647
Shares used in computing dilute net income per share	31,086	30,766

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

8.   Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):
	2012	2011
Balance, beginning of year	$132,038	$115,227
Preliminary purchase price allocations for acquisitions (Note 7)	29,132	17,169
Purchase accounting adjustments	(234)	(358)
Balance, end of year	$160,936	$132,038

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year ended December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$22,682	$(7,299)	$15,383	$20,713	$(11,976)	$8,737
Non-compete agreements	1,156	(425)	731	1,073	(309)	764
Customer backlog	306	(184)	122	--	--	--
Trade name	265	(204)	61	152	(84)	68
Internally developed software	1,642	(589)	1,053	1,036	(477)	559
Total	$26,051	$(8,701)	$17,350	$22,974	$(12,846)	$10,128

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	2 – 7 years
Non-compete agreements	1 – 5 years
Internally developed software	3 – 5 years
Trade name	1 – 3 years
Customer backlog	7 – 11 months

The weighted average amortization periods for customer relationships and non-compete agreements are five years and four years, respectively. Total amortization expense for the years ended December 31, 2012, 2011, and 2010 was approximately $7.8 million, $6.3 million, and $4.0 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):
2013	$5,906
2014	$4,664
2015	$3,128
2016	$2,516
2017	$1,013
Thereafter	$123

9.   Stock-Based Compensation

Stock Option Plans

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

Stock option activity for the year ended December 31, 2012 was as follows (in thousands, except exercise price and remaining contractual terms information):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (In Years) (1)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	358	$4.61	2.50	$1,932
Options exercised (2)	(47)	2.12		$441
Options canceled	(8)	1.45
Options outstanding at December 31, 2012	303	$5.08	1.69	$2,027
Options vested, December 31, 2012	303	$5.08	1.69	$2,027

(1)	Generally stock options have a maximum contractual term of 10 years.
(2)	The total aggregate intrinsic value of stock options exercised during 2011 and 2010 was $5.6 million and $2.5 million, respectively.

Restricted stock activity for the year ended December 31, 2012 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2011	2,043	$9.16
Awards granted (1)	869	$11.31
Awards vested (2)	(826)	$9.59
Awards forfeited	(147)	$8.91
Restricted stock awards outstanding at December 31, 2012	1,939	$9.93

(1)	The weighted average grant date fair value of shares granted during 2011 and 2010 was $10.31 and $10.42, respectively.
(2)	The total fair value of restricted shares vesting during the years ended December 31, 2012, 2011 and 2010 was $9.7 million, $7.8 million and $9.3 million, respectively.

The Company recognized $9.6 million, $9.2 million, and $10.8 million of share-based compensation expense during 2012, 2011 and 2010, respectively, which included $1.4 million, $1.1 million, and $0.9 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2012, 2011 and 2010 was $3.2 million, $3.1 million, and $3.8 million, respectively. As of December 31, 2012, there was $15.7 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three to five year requisite service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was initiated January 1, 2006 and is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2012, approximately 9,100 shares were purchased under the ESPP.

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
DECEMBER 31, 2012

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

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on December 31, 2012) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.209% on December 31, 2012) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2012, the Company had $47.2 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

11.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on returns for the years through 2007. As of December 31, 2012, the IRS has proposed no significant adjustments to any of the Company’s tax positions. The Company was notified in January 2013 that its 2011 U.S. income tax return will be audited by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $80,000 as of December 31, 2012. The Company had no unrecognized tax benefits as of December 31, 2011.

As of December 31, 2012, the Company had U.S. Federal tax net operating loss carry forwards of approximately $4.9 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$8,405	$6,358	$4,009
State	1,704	996	1,043
Foreign	382	13	11
Total current	10,491	7,367	5,063

Deferred:
Federal	(581)	487	192
State	(32)	44	13
Total deferred	(613)	531	205
Total provision for income taxes	$9,878	$7,898	$5,268

 The components of pretax income for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$23,533	$17,614	$9,770
Foreign	2,452	1,031	1,978
Total	$25,985	$18,645	$11,748

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

For the year ended December 31, 2012, 2011 and 2010, foreign operations included Canada, China and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued liabilities	$849	$804
Bad debt reserve	280	297
Net operating losses	1,908	2,258
Deferred compensation	1,936	1,908
Intangibles	3,256	2,382
Acquisition-related costs	529	295
Total deferred tax assets	8,758	7,944
Deferred tax liabilities:
Prepaid expenses	421	403
Equity in undistributed foreign earnings	125	123
Goodwill	5,893	6,367
Accrued liabilities	18	34
Fixed assets	786	87
Total deferred tax liabilities	7,243	7,014

Net deferred tax asset	$1,515	$930

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	34.6%	34.2%
State taxes, net of federal benefit	4.4	4.1	5.7
Effect of foreign operations	(1.8)	(0.9)	(3.7)
Stock compensation	1.8	1.4	4.5
Non-deductible acquisition costs	0.8	2.1	1.7
Research and development tax credit	(2.7)	--	--
Other	0.5	1.1	2.4
Effective tax rate	38.0%	42.4%	44.8%

The effective income tax rate decreased to 38.0% for the year ended December 31, 2012 from 42.4% for the year ended December 31, 2011 primarily due to the research and development tax credit taken on the Company’s 2011 income tax return filed during the third quarter of 2012.

12.  Commitments and Contingencies

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2012 are as follows (in thousands):

Operating Leases
2013	$3,661
2014	2,985
2015	2,266
2016	2,074
2017	1,520
Thereafter	1,267
Total minimum lease payments	$13,773

Rent expense for the years ended December 31, 2012, 2011, and 2010 was approximately $3.8 million, $2.9 million, and $2.5 million, respectively.

13.  Balance Sheet Components
	December 31,
	2012	2011
	(In thousands)
Accounts receivable:
Accounts receivable	$49,661	$44,438
Unbilled revenues	20,725	17,511
Allowance for doubtful accounts	(724)	(1,057)
Total	$69,662	$60,892

Property and Equipment:
Computer hardware (useful life of 3 years)	$6,906	$5,710
Furniture and fixtures (useful life of 5 years)	2,046	1,474
Leasehold improvements (useful life of 5 years)	1,775	1,801
Software (useful life of 1 year)	2,006	1,494
Less: Accumulated depreciation	(8,335)	(6,989)
Total	$4,398	$3,490

Other current liabilities:
Accrued variable compensation	$8,495	$6,998
Deferred revenues	2,974	1,041
Payroll related costs	2,544	2,504
Accrued subcontractor fees	2,294	2,392
Accrued medical claims expense	1,145	902
Acquired liabilities	64	239
Estimated fair value of contingent consideration liability (Note 7)	--	2,377
Other current liabilities	3,089	2,030
Total	$20,605	$18,483

Other non-current liabilities:
Deferred compensation liability	$1,383	$1,141
Deferred income taxes	--	309
Other non-current liabilities	34	11
Total	$1,417	$1,461

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2012

14.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,057	$228	$315
Charges (reductions) to expense	744	1,037	(68)
Uncollected balances written off, net of recoveries	(1,077)	(208)	(19)
Balance, end of year	$724	$1,057	$228

15.  Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2012 and 2011. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Total revenues	$74,698	$81,796	$87,474	$83,128
Gross margin	$22,647	$26,757	$28,227	$25,772
Income from operations	$4,955	$6,554	$7,537	$7,038
Income before income taxes	$4,988	$6,527	$7,449	$7,021
Net income	$2,986	$3,603	$5,142	$4,376
Basic net income per share	$0.10	$0.12	$0.17	$0.14
Diluted net income per share	$0.10	$0.12	$0.16	$0.14

	Three Months Ended,
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Total revenues	$56,245	$65,587	$70,174	$70,433
Gross margin	$16,289	$21,222	$22,317	$21,306
Income from operations	$3,054	$4,881	$5,717	$4,940
Income before income taxes	$3,036	$4,888	$5,729	$4,992
Net income	$1,793	$2,767	$3,466	$2,721
Basic net income per share	$0.07	$0.10	$0.12	$0.10
Diluted net income per share	$0.06	$0.10	$0.12	$0.09

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:

We have audited the accompanying consolidated balance sheets of Perficient Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired PointBridge Solutions, LLC (PointBridge), Nascent Systems, LP (Nascent), and Northridge Systems, Inc. (Northridge) in February, June, and July 2012, respectively, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, PointBridge’s, Nascent’s, and Northridge’s internal control over financial reporting associated with 19% and 10% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company as of December 31, 2012 also excluded an evaluation of the internal control over financial reporting of PointBridge, Nascent, and Northridge.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Perficient, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ KPMG LLP
St. Louis, Missouri
March 6, 2013

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company acquired PointBridge in February 2012, Nascent in June 2012 and Northridge in July 2012. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In total, PointBridge, Nascent, and Northridge represented 19% and 10% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2012. Excluding identifiable intangible assets and goodwill recorded in the business combination, PointBridge, Nascent, and Northridge represented 4% of the Company’s total assets as of December 31, 2012.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2012 included in this Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	48	President and Chief Executive Officer
Kathryn J. Henely	48	Chief Operating Officer
Paul E. Martin	52	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board on September 1, 2009.  He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company’s President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by Perficient. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts.  Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc.  Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed as the Company’s Chief Operating Officer on November 3, 2009.  Ms. Henely joined the Company as a Director in the St. Louis office following its acquisition of Vertecon in April 2002.  Ms. Henely was the General Manager of the St. Louis office and the Vice President for the Company’s largest business group, which included several local and national business units along with the Company's offshore development center in China. Prior to her appointment to Chief Operating Officer she actively participated in the due diligence and integration of several acquisitions within her business group.  Additionally, she led the establishment of the Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

Paul E. Martin joined the Company in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar in revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter’s Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenue. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri – St. Louis.  Mr. Martin is also a member of the board of the St. Louis chapter of Autism Speaks and of the University of Missouri – St. Louis School of Business Leadership Council.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions “Directors and Executive Officers,” “Composition and Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

The following consolidated statements are included in Part III, Item 8 under the following captions:

2.	Financial Statement Schedules

No financial statement schedules are required to be filed by Items 8 and 15(b) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

3.	Exhibits

See Index to Exhibits on page 51.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 7, 2013	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 7, 2013
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 7, 2013
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 7, 2013
Ralph C. Derrickson

/s/ John S. Hamlin	Director	March 7, 2013
John S. Hamlin

/s/ James R. Kackley	Director	March 7, 2013
James R. Kackley

/s/ David S. Lundeen	Director	March 7, 2013
David S. Lundeen

/s/ David D. May	Director	March 7, 2013
David D. May

INDEX TO EXHIBITS

Exhibit Number	Description
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
4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.6†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference

10.7
Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and U.S. Bank, N.A.,  and Perficient, Inc. dated effective as of May 23, 2011, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed on May 26, 2011 and incorporated herein by reference

10.8†
Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A (File No. 001-15169) on April 19, 2012 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.