Form 10-Q
period 2013-03-31
PERFICIENT INC
filed 2013-05-09
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. ☑ Yes ? No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ? No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 3, 2013, there were 33,496,075 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$4,148	$5,813
Accounts receivable, net	71,296	69,662
Prepaid expenses	2,148	1,649
Other current assets	4,458	3,717
Total current assets	82,050	80,841
Property and equipment, net	5,981	4,398
Goodwill	161,695	160,936
Intangible assets, net	15,820	17,350
Other non-current assets	3,705	3,669
Total assets	$269,251	$267,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,521	$7,959
Other current liabilities	15,459	20,605
Total current liabilities	21,980	28,564
Long-term debt	6,000	2,800
Other non-current liabilities	1,659	1,417
Total liabilities	$29,639	$32,781

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and 39,142,277 shares issued and 30,800,986 shares outstanding as of March 31, 2013; 39,024,337 shares issued and 30,825,123 shares outstanding as of December 31, 2012)	$39	$39
Additional paid-in capital	279,075	276,201
Accumulated other comprehensive loss	(430)	(306)
Treasury stock, at cost (8,341,291 shares as of March 31, 2013; 8,199,214 shares as of December 31, 2012)	(64,644)	(62,970)
Retained earnings	25,572	21,449
Total stockholders’ equity	239,612	234,413
Total liabilities and stockholders’ equity	$269,251	$267,194

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share information)
Revenues
Services	$73,567	$66,167
Software and hardware	7,844	4,614
Reimbursable expenses	3,524	3,917
Total revenues	84,935	74,698
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	47,681	43,358
Software and hardware costs	7,216	3,850
Reimbursable expenses	3,524	3,917
Other project related expenses	1,000	926
Total cost of revenues	59,421	52,051

Gross margin	25,514	22,647

Selling, general and administrative	17,871	14,792
Depreciation	683	463
Amortization	1,777	1,565
Acquisition costs (benefits)	(25)	701
Adjustment to fair value of contingent consideration	--	171
Income from operations	5,208	4,955

Net interest expense	(5)	(13)
Net other income	46	46
Income before income taxes	5,249	4,988
Provision for income taxes	1,126	2,002

Net income	$4,123	$2,986

Basic net income per share	$0.14	$0.10
Diluted net income per share	$0.13	$0.10
Shares used in computing basic net income per share	30,292	28,556
Shares used in computing diluted net income per share	31,501	30,045

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$4,123	$2,986
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(124)	39
Comprehensive income	$3,999	$3,025

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2013
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	9	--	43	--	--	--	43
Net tax benefit from stock option exercises and restricted stock vesting	--	--	223	--	--	--	223
Stock compensation related to restricted stock vesting and retirement savings plan contributions	109	--	2,608	--	--	--	2,608
Purchase of treasury stock and buyback of shares for taxes	(142)	--	--	--	(1,674)	--	(1,674)
Issuance of stock for acquisitions				--	--	--
Net income	--	--	--	--	--	4,123	4,123
Foreign currency translation adjustment	--	--	--	(124)	--	--	(124)
Balance at March 31, 2013	30,801	$39	$279,075	$(430)	$(64,644)	$25,572	$239,612

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$4,123	$2,986
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	683	463
Amortization	1,777	1,565
Deferred income taxes	582	699
Non-cash stock compensation and retirement savings plan contributions	2,608	2,206
Tax benefit from stock option exercises and restricted stock vesting	(227)	(242)
Adjustment to fair value of contingent consideration for purchase of business	--	171

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,742)	(1,776)
Other assets	(1,862)	642
Accounts payable	(1,429)	(869)
Other liabilities	(5,031)	(3,982)
Net cash provided by (used in) operating activities	(518)	1,863

INVESTING ACTIVITIES
Purchase of property and equipment	(2,263)	(355)
Capitalization of software developed for internal use	(221)	(42)
Purchase of business and related costs	(477)	(14,426)
Net cash used in investing activities	(2,961)	(14,823)

FINANCING ACTIVITIES
Proceeds from line of credit	21,850	26,000
Payments on line of credit	(18,650)	(19,800)
Tax benefit on stock option exercises and restricted stock vesting	227	242
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	43	30
Purchase of treasury stock	(1,354)	(386)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(320)	(212)
Net cash provided by financing activities	1,796	5,874
Effect of exchange rate on cash and cash equivalents	18	8
Change in cash and cash equivalents	(1,665)	(7,078)
Cash and cash equivalents at beginning of period	5,813	9,732
Cash and cash equivalents at end of period	$4,148	$2,654

Supplemental disclosures:
Cash paid for income taxes	$574	$793
Cash paid for interest	$3	$--

Non-cash activity:
Stock issued for purchase of business	$--	6,143

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 may not be indicative of the results for the full fiscal year ending December 31, 2013.

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

Stock-based compensation cost recognized for the three months ended March 31, 2013 and 2012 was approximately $2.6 million and $2.2 million, respectively, which for both periods included $0.4 million of expense for retirement savings plan contributions.  The associated current and future income tax benefit recognized was $0.8 million for the three months ended March 31, 2013 and $0.7 million for the three months ended March 31, 2012.  As of March 31, 2013, there was $17.7 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the three months ended March 31, 2013 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	303	$5.08
Options exercised	(6)	1.73
Options canceled	(8)	0.50
Options outstanding at March 31, 2013	289	5.27
Options vested at March 31, 2013	289	$5.27

Restricted stock activity for the three months ended March 31, 2013 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2012	1,939	$9.93
Awards granted	370	11.63
Awards vested	(74)	10.97
Awards forfeited	(20)	9.39
Restricted stock awards outstanding at March 31, 2013	2,215	$10.00

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2013	2012
Net income	$4,123	$2,986
Basic:
Weighted-average shares of common stock outstanding	30,292	28,556
Shares used in computing basic net income per share	30,292	28,556
Effect of dilutive securities:
Stock options	164	210
Restricted stock subject to vesting	536	592
Contingently issuable shares	--	105
Shares issuable for acquisition consideration (1)	509	582
Shares used in computing diluted net income per share	31,501	30,045

Basic net income per share	$0.14	$0.10
Diluted net income per share	$0.13	$0.10

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	2	28

(1)
For the three months ended March 31, 2013, represents the shares held in escrow pursuant to the Agreement and Plan of Merger with Northridge Systems, Inc. (“Northridge”) and pursuant to the Asset Purchase Agreement with Nascent Systems, LP (“Nascent”)as part of the consideration, and for the three months ended March 31, 2012, represents the shares held in escrow pursuant to the Asset Purchase Agreement with PointBridge Solutions, LLC (“PointBridge”) as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2013 are as follows (in thousands):

Operating Leases
2013 remaining	$2,679
2014	3,308
2015	2,601
2016	2,422
2017	1,884
Thereafter	1,639
Total minimum lease payments	$14,533

6. Balance Sheet Components

	March 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable:
Accounts receivable	$46,138	$49,661
Unbilled revenues	26,156	20,725
Allowance for doubtful accounts	(998)	(724)
Total	$71,296	$69,662

Property and equipment:
Computer hardware (useful life of 3 years)	$7,475	$6,906
Furniture and fixtures (useful life of 5 years)	2,102	2,046
Leasehold improvements (useful life of 5 years)	1,829	1,775
Software (useful life of 1 year)	3,623	2,006
Less: Accumulated depreciation	(9,048)	(8,335)
Total	$5,981	$4,398

Other current liabilities:
Accrued variable compensation	$6,136	$8,495
Deferred revenues	1,171	2,974
Payroll related costs	1,642	2,544
Accrued subcontractor fees	2,055	2,294
Accrued medical claims expense	1,207	1,145
Acquired liabilities	124	64
Other current liabilities	3,124	3,089
Total	$15,459	$20,605

7. Business Combinations

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

The Company’s total allocable purchase price consideration was $20.5 million. The purchase price was comprised of $14.4 million in cash paid and $6.1 million of Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

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

The Company has initially estimated the total allocable purchase price consideration to be $16.8 million. The initial purchase price estimate is comprised of $11.6 million in cash paid and $5.2 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.6
Acquired intangible assets	4.4
Liabilities assumed	(1.1)
Goodwill	9.9
Total purchase price	$16.8

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.1
Acquired intangible assets	4.1
Liabilities assumed	(2.9)
Goodwill	9.6
Total purchase price	$13.9

The Company estimated that the intangible assets acquired have useful lives of nine months to five years.

The results of the PointBridge, Nascent, and Northridge operations have been included in the Company’s condensed consolidated financial statements since the respective acquisition dates.

Acquisition of TriTek Solutions, Inc. (“TriTek”)

On May 1, 2013, the Company acquired TriTek, pursuant to the terms of an Agreement and Plan of Merger. Refer to Note 11, Subsequent Events, for further discussion.

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

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Balance at December 31, 2012	$160,936
Preliminary purchase price allocations for acquisitions (Note 7)	--
Purchase accounting adjustments	759
Balance at March 31, 2013	$161,695

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$22,682	$(8,718)	$13,964	$22,682	$(7,299)	$15,383
Non-compete agreements	1,156	(494)	662	1,156	(425)	731
Customer backlog	--	--	--	306	(184)	122
Trade name	103	(82)	21	265	(204)	61
Internally developed software	1,812	(639)	1,173	1,642	(589)	1,053
Total	$25,753	$(9,933)	$15,820	$26,051	$(8,701)	$17,350

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	2 – 7 years
Non-compete agreements	1 – 5 years
Internally developed software	1 – 4 years
Trade name	1 year

9. Line of Credit

On May 23, 2011, the Company renewed and extended the term of its Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of March 31, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company’s assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company’s option of SVB’s prime rate (4.00% on March 31, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.20% on March 31, 2013) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2013, the Company had $43.8 million of maximum borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

At March 31, 2013, the Company was in compliance with all covenants under the Credit Agreement and expects to remain in compliance during the next 12 months.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute has passed on returns for the years through and including 2009. As of March 31, 2013, the IRS has proposed no significant adjustments to any of the Company’s tax positions. The Company was notified in January 2013 that its 2011 U.S. income tax return will be audited by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.3 million as of March 31, 2013.

The Company’s effective tax rate was 21.5% for the three months ended March 31, 2013 compared to 40.1% for the three months ended March 31, 2012. The decrease in the effective rate is primarily due to the research and development tax credit for 2012, which was approved by Congress in January 2013 and was recorded in the first quarter as a discrete item.  The Company also recorded a research and development tax credit for 2013 in the first quarter, which further reduced its effective tax rate. In addition to the research and development tax credit, the difference between the Company’s federal statutory rate of 35% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses.  As of March 31, 2013, the Company’s net current deferred tax asset was $0.1 million and its net non-current deferred tax asset was $0.6 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Net current deferred tax assets are recorded in “Other current assets” and net non-current deferred tax assets are recorded in “Other non-current assets” on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

11.  Subsequent Events

     On May 1, 2013, the Company acquired TriTek, pursuant to the terms of an Agreement and Plan of Merger, for approximately $18.5 million, of which approximately $13.2 million was cash and $5.3 million was Company common stock issued at closing. TriTek is an IBM-focused enterprise content management and business process management consulting firm. The acquisition of TriTek will further enhance the Company’s existing capabilities and further positions the Company as the IBM solution provider of choice for enterprises across North America.

12.  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of AOCI. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have an impact on the condensed consolidated financial statements of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the three months ended March 31, 2013 and 2012. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues. Total revenues increased 14% to $84.9 million for the three months ended March 31, 2013 from $74.7 million for the three months ended March 31, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
Services Revenues	$73,567	$66,167	$7,400	$7,387	$13
Software and Hardware Revenues	7,844	4,614	3,230	13	3,217
Reimbursable Expenses	3,524	3,917	(393)	173	(566)
Total Revenues	$84,935	$74,698	$10,237	$7,573	$2,664

Services revenues increased 11% to $73.6 million for the three months ended March 31, 2013 from $66.2 million for the three months ended March 31, 2012.  The increase in services revenues is primarily due to the acquisitions during 2012, as shown in the table above.

Software and hardware revenues increased 70% to $7.8 million for the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012 primarily due to an increase in initial and renewal software license sales. Reimbursable expenses decreased 10% to $3.5 million for the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 14% to $59.4 million for the three months ended March 31, 2013 from $52.1 million for the three months ended March 31, 2012.  The increase in cost of revenues is primarily related to costs associated with software and hardware sales, which increased 87% to $7.2 million for the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012, as a result of increased software sales at lower margins.  Cost of revenues related to services also increased due to an increase in the average number of professionals, including subcontractors, performing services to 1,500 for the three months ended March 31, 2013 from 1,456 for the three months ended March 31, 2012.

Gross Margin. Gross margin increased 13% to $25.5 million for the three months ended March 31, 2013 from $22.6 million for the three months ended March 31, 2012. Gross margin as a percentage of revenues decreased slightly to 30.0% for the three months ended March 31, 2013 from 30.3% for the three months ended March 31, 2012 due to an increase in employment-related taxes. Services gross margin, excluding reimbursable expenses, increased to 33.8% or $24.9 million for the three months ended March 31, 2013 from 33.1% or $21.9 million for the three months ended March 31, 2012.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $121 per hour for the three months ended March 31, 2013 from $117 per hour for the three months ended March 31, 2012, primarily due to improved pricing opportunities. The average bill rate for the three months ended March 31, 2013 excluding offshore resources was $132 per hour compared to $127 per hour for the three months ended March 31, 2012.

Selling, General and Administrative. SG&A expenses increased 21% to $17.9 million for the three months ended March 31, 2013 from $14.8 million for the three months ended March 31, 2012.  SG&A expenses, as a percentage of revenues, increased slightly to 21.0% for the three months ended March 31, 2013 from 19.8% for the three months ended March 31, 2012.  General and administrative salaries increased as a percentage of revenues due to the promotion of billable personnel to management positions, which resulted in a reclassification of the associated cost.  In addition, professional fees increased as a percentage of revenues related to the research and development tax credit study, and bonus expense increased compared to the prior year period based on Company performance against 2013 goals.

Depreciation. Depreciation expense increased 48% to $0.7 million for the three months ended March 31, 2013 from $0.5 million for the three months ended March 31, 2012. The increase in depreciation expense is mainly attributable to the addition of fixed assets from acquisitions during 2012.  Depreciation expense as a percentage of revenues was 0.8% for the three months ended March 31, 2013 and 0.6% for the three months ended March 31, 2012.

Amortization. Amortization expense increased 14% to $1.8 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2012.

Acquisition Costs. During the three months ended March 31, 2013, the Company recognized a benefit in acquisition-related costs of $25,000 representing the finalization of various acquisition-related items.  Acquisition-related costs were $0.7 million for the three months ended March 31, 2012. The acquisition-related costs incurred during the first quarter of 2012 were related to the acquisition of PointBridge.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was made during the three months ended March 31, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition.  No adjustment to the fair value of contingent consideration was recorded during the three months ended March 31, 2013.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 21.5% for the three months ended March 31, 2013 from 40.1% for the three months ended March 31, 2012 due mainly to the research and development tax credit for 2012 and 2013, which was enacted for both years in January 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of March 31, 2013	As of December 31, 2012
Cash, cash equivalents and investments	$4.1	$5.8
Working capital (including cash and cash equivalents)	$60.0	$52.3
Amounts available under credit facilities	$43.8	$47.2

Net Cash Provided By (Used In) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was $0.5 million compared to net cash provided by operating activities of $1.9 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, the primary components of operating cash flows were net income of $4.1 million plus non-cash charges of $5.4 million, offset by investments in working capital of $10.0 million.  The primary components of operating cash flows for the three months ended March 31, 2012 were net income of $3.0 million plus non-cash charges of $4.9 million, offset by investments in working capital of $6.0 million. The decrease in cash from operating activities is primarily related to the change in other assets, which was the result of recording a large insurance receivable in the first quarter of 2013. Our days sales outstanding as of March 31, 2013 decreased to 75 days from 78 days at March 31, 2012.

Net Cash Used In Investing Activities

During the three months ended March 31, 2013, we used $0.5 million for acquisition-related costs and $2.5 million to purchase property and equipment and to develop certain software. During the three months ended March 31, 2012, we used $14.4 million for acquisition-related costs and $0.4 million to purchase property and equipment and to develop certain software.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2013, we received proceeds of $21.9 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.3 million.  We made payments of $18.7 million on our line of credit and used $1.4 million to repurchase shares of our common stock through the stock repurchase program and $0.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the three months ended March 31, 2012, we received proceeds of $26.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.3 million.  We made payments of $19.8 million on our line of credit and used $0.4 million to repurchase shares of our common stock through the stock repurchase program and $0.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On May 23, 2011, we renewed and extended the term of our Credit Agreement (the “Credit Agreement”) with Silicon Valley Bank (“SVB”), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of March 31, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB’s prime rate (4.00% on March 31, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.20% on March 31, 2013) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2013, we had $43.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

At March 31, 2013, we were in compliance with all covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

Stock Repurchase Program

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. The repurchase program expires December 31, 2013.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $61.4 million of our outstanding common stock through March 31, 2013.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first three months of 2013.

Conclusion

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet as of March 31, 2013 of $4.1 million, approximately $3.4 million was held by the Company’s Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2013, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of March 31, 2013, there was $6.0 million outstanding and $43.8 million of available borrowing capacity under our line of credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender’s prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $6.0 million outstanding on the line of credit as of March 31, 2013, an increase in the interest rate of 100 basis points would add $60,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $4.1 million at March 31, 2013 and $5.8 million at December 31, 2012.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 7, 2013 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. The repurchase program expires December 31, 2013.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $61.4 million of our outstanding common stock through March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2012	7,920,870	$7.58	7,920,870	$9,978,590
January 1-31, 2013	35,000	11.64	35,000	$9,571,187
February 1-28, 2013	40,000	11.77	40,000	$9,100,598
March 1-31, 2013	40,000	11.90	40,000	$8,624,542
Ending Balance as of March 31, 2013	8,035,870	$7.64	8,035,870

(1)	Average price paid per share includes commission.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 9, 2013	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statement of Shareholders’ Equity (Unaudited) for the three months ended March 31, 2013, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.