Form 10-Q
period 2013-06-30
PERFICIENT INC
filed 2013-08-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. ☑ Yes ? No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ? No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 29, 2013, there were 33,080,310 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q ("Form 10-Q") that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

(1)	the impact of the general economy and economic uncertainty on our business;

(2)	risks associated with the operation of our business generally, including:
a. client demand for our services and solutions;
b. maintaining a balance of our supply of skills and resources with client demand;
c. effectively competing in a highly competitive market;
d. protecting our clients' and our data and information;
e. risks from international operations;
f. obtaining favorable pricing to reflect services provided;
g. adapting to changes in technologies and offerings; and
h. risk of loss of one or more significant software vendors;
(3)	legal liabilities, including intellectual property protection and infringement;
(4)	risks associated with managing growth through acquisitions and organically; and
(5)	the risks detailed from time to time with our filings with the Securities and Exchange Commission (the "SEC").

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. ("Perficient") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient or any persons acting on our behalf may issue.

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$4,678	$5,813
Accounts receivable, net	85,922	69,662
Prepaid expenses	2,071	1,649
Other current assets	3,747	3,717
Total current assets	96,418	80,841
Property and equipment, net	8,650	4,398
Goodwill	175,173	160,936
Intangible assets, net	22,387	17,350
Other non-current assets	3,373	3,669
Total assets	$306,001	$267,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,291	$7,959
Other current liabilities	26,382	20,605
Total current liabilities	37,673	28,564
Long-term debt	20,300	2,800
Other non-current liabilities	4,658	1,417
Total liabilities	$62,631	$32,781

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized and 40,039,172 shares issued and 30,922,653 shares outstanding as of June 30, 2013; 39,024,337 shares issued and 30,825,123 shares outstanding as of December 31, 2012)	$40	$39
Additional paid-in capital	287,701	276,201
Accumulated other comprehensive loss	(360)	(306)
Treasury stock, at cost (9,116,519 shares as of June 30, 2013; 8,199,214 shares as of December 31, 2012)	(74,145)	(62,970)
Retained earnings	30,134	21,449
Total stockholders' equity	243,370	234,413
Total liabilities and stockholders' equity	$306,001	$267,194

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share information)
Revenues
Services	$80,414	$72,678	$153,981	$138,845
Software and hardware	9,705	5,058	17,549	9,672
Reimbursable expenses	4,048	4,060	7,572	7,977
Total revenues	94,167	81,796	179,102	156,494
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	50,163	45,541	97,844	88,899
Software and hardware costs	8,336	4,403	15,552	8,253
Reimbursable expenses	4,048	4,060	7,572	7,977
Other project related expenses	1,022	1,035	2,022	1,961
Total cost of revenues	63,569	55,039	122,990	107,090

Gross margin	30,598	26,757	56,112	49,404

Selling, general and administrative	18,851	16,559	36,722	31,351
Depreciation	719	515	1,402	978
Amortization	2,018	1,841	3,795	3,406
Acquisition costs	1,439	1,121	1,414	1,822
Adjustment to fair value of contingent consideration	33	167	33	338
Income from operations	7,538	6,554	12,746	11,509

Net interest expense	(53)	(25)	(58)	(38)
Net other (expense) income	(83)	(2)	(37)	44
Income before income taxes	7,402	6,527	12,651	11,515
Provision for income taxes	2,840	2,924	3,966	4,926

Net income	$4,562	$3,603	$8,685	$6,589

Basic net income per share	$0.15	$0.12	$0.29	$0.23
Diluted net income per share	$0.14	$0.12	$0.27	$0.22
Shares used in computing basic net income per share	30,428	29,242	30,360	28,899
Shares used in computing diluted net income per share	31,768	30,815	31,634	30,430

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$4,562	$3,603	$8,685	$6,589
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	70	(79)	(54)	(40)
Comprehensive income	$4,632	$3,524	$8,631	$6,549

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2013
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity

Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	35	--	128	--	--	--	128
Net tax benefit from stock option exercises and restricted stock vesting	--	--	643	--	--	--	643
Stock compensation related to restricted stock vesting and retirement savings plan contributions	351	--	5,360	--	--	--	5,360
Purchase of treasury stock and buyback of shares for taxes	(917)	--	--	--	(11,175)	--	(11,175)
Issuance of stock for acquisitions	628	1	5,369	--	--	--	5,370
Net income	--	--	--	--	--	8,685	8,685
Foreign currency translation adjustment	--	--	--	(54)	--	--	(54)
Balance at June 30, 2013	30,922	$40	$287,701	$(360)	$(74,145)	$30,134	$243,370

See accompanying notes to interim unaudited condensed consolidated financial statements.

 Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

OPERATING ACTIVITIES
Net income	$8,685	$6,589
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,402	978
Amortization	3,795	3,406
Deferred income taxes	(115)	23
Non-cash stock compensation and retirement savings plan contributions	5,360	4,448
Tax benefit from stock option exercises and restricted stock vesting	(664)	(462)
Adjustment to fair value of contingent consideration for purchase of business	33	338

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,791)	(7,803)
Other assets	2,125	1,514
Accounts payable	2,481	(760)
Other liabilities	48	1,202
Net cash provided by operating activities	15,359	9,473

INVESTING ACTIVITIES
Purchase of property and equipment	(3,003)	(844)
Capitalization of software developed for internal use	(888)	(69)
Purchase of business and related costs, net of cash acquired	(19,779)	(25,708)
Net cash used in investing activities	(23,670)	(26,621)

FINANCING ACTIVITIES
Proceeds from line of credit	77,850	67,400
Payments on line of credit	(60,350)	(54,900)
Payment of contingent consideration for purchase of business	-	(296)
Tax benefit on stock option exercises and restricted stock vesting	664	462
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	128	61
Purchase of treasury stock	(9,963)	(552)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(1,212)	(533)
Net cash provided by financing activities	7,117	11,642
Effect of exchange rate on cash and cash equivalents	59	7
Change in cash and cash equivalents	(1,135)	(5,499)
Cash and cash equivalents at beginning of period	5,813	9,732
Cash and cash equivalents at end of period	$4,678	$4,233

Supplemental disclosures:
Cash paid for income taxes	$2,252	$4,144
Cash paid for interest	$48	$-

Non-cash activity:
Stock issued for purchase of business	$5,370	$12,413
Estimated fair value of contingent consideration for purchase of business	$1,431	$1,377
Accrued additions to property and equipment	$2,232	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 may not be indicative of the results for the full fiscal year ending December 31, 2013.

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

Revenue Recognition

Revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On many projects the Company is also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals.  These reimbursements are included as a component of revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering the Company's role as a principal in the transaction.  On rare occasions, the Company enters into a transaction where it is not the principal.  In these cases, revenue is recorded on a net basis.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company's multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor-specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for the Company's software and hardware sales. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

3. Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC Topic 718"). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

Stock Award Plans

The Company made various award grants under the 2009 Long-Term Incentive Plan prior to May 2012.  In May 2012, the Company's stockholders approved the 2012 Long-Term Incentive Plan (the "Incentive Plan"), which had been previously approved by the Company's Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 2.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2013 was approximately $2.8 million and $5.4 million, respectively, which included $0.4 and $0.8 million, respectively, of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized were $0.9 million and $1.7 million for the three and six months ended June 30, 2013, respectively.  Stock-based compensation cost recognized for the three and six months ended June 30, 2012 was approximately $2.3 million and $4.5 million, respectively, which included $0.3 and $0.7 million, respectively, of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized were $0.7 million and $1.4 million for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $15.2 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the six months ended June 30, 2013 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	303	$5.08
Options exercised	(30)	2.18
Options canceled	(10)	0.63
Options outstanding at June 30, 2013	263	5.58
Options vested at June 30, 2013	263	$5.58

Restricted stock activity for the six months ended June 30, 2013 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2012	1,939	$9.93
Awards granted	371	11.64
Awards vested	(282)	10.82
Awards forfeited	(59)	9.83
Restricted stock awards outstanding at June 30, 2013	1,969	$10.12

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$4,562	$3,603	$8,685	$6,589
Basic:
Weighted-average shares of common stock outstanding	30,428	29,242	30,360	28,899
Shares used in computing basic net income per share	30,428	29,242	30,360	28,899
Effect of dilutive securities:
Stock options	150	202	157	206
Restricted stock subject to vesting	592	604	564	598
Contingently issuable shares	-	112	-	109
Shares issuable for acquisition consideration (1)	598	655	553	618
Shares used in computing diluted net income per share	31,768	30,815	31,634	30,430

Basic net income per share	$0.15	$0.12	$0.29	$0.23
Diluted net income per share	$0.14	$0.12	$0.27	$0.22

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	-	1	14

(1)	For the three and six months ended June 30, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Asset Purchase Agreement with Nascent Systems, LP ("Nascent"); (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iv) and the Asset Purchase Agreement with Clear Task, Inc. ("Clear Task") as part of the consideration. For the three and six months ended June 30, 2012, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with speakTECH; and the Asset Purchase Agreements with (ii) JCB Partners, LLC ("JCB"), (iii) PointBridge Solutions, LLC ("PointBridge"), and (iv) Nascent as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2013 are as follows (in thousands):

Operating Leases
2013 remaining	$2,173
2014	4,016
2015	3,066
2016	2,734
2017	2,149
Thereafter	1,639
Total minimum lease payments	$15,777

6. Balance Sheet Components

June 30,	December 31,
2013	2012
(in thousands)

Accounts receivable:
Accounts receivable	$56,155	$49,661
Unbilled revenues	30,677	20,725
Allowance for doubtful accounts	(910)	(724)
Total	$85,922	$69,662

Property and equipment:
Computer hardware (useful life of 3 years)	$8,205	$6,906
Furniture and fixtures (useful life of 5 years)	2,155	2,046
Leasehold improvements (useful life of 5 years)	1,981	1,775
Software (useful life of 1 to 7 years)	5,957	2,006
Less: Accumulated depreciation	(9,648)	(8,335)
Total	$8,650	$4,398

Other current liabilities:
Accrued variable compensation	$10,272	$9,846
Deferred revenue	2,771	2,974
Payroll related costs	2,682	1,193
Accrued subcontractor fees	2,269	2,294
Accrued medical claims expense	1,153	1,145
Acquired liabilities	1,188	64
Other current liabilities	4,616	3,089
Estimated fair value of contingent consideration liability (1)	1,431	-
Total	$26,382	$20,605

(1)     Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Clear Task's interest holders 12 months after the Clear Task acquisition.

7. Business Combinations

Acquisition of PointBridge

On February 8, 2012, the Company acquired substantially all of the assets of PointBridge pursuant to the terms of an Asset Purchase Agreement.  PointBridge was based in Chicago, Illinois, and was a business and technology consulting firm focused on collaboration, web content management, unified communications and business intelligence, primarily leveraging Microsoft technologies. The acquisition of PointBridge further solidified the Company's position among the largest and most capable Microsoft systems integrator consulting firms, as well as extended the Company's presence in Chicago, Milwaukee and Boston.

The Company's total allocable purchase price consideration was $20.5 million. The purchase price was comprised of $14.4 million in cash paid and $6.1 million of Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

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

Acquisition of Nascent

On June 1, 2012, the Company acquired substantially all of the assets of Nascent pursuant to the terms of an Asset Purchase Agreement.  Nascent was based in Dallas, Texas, and was a full-service software evaluation and implementation firm that specialized in working with the Oracle E-Business Suite and Vertex for sales, use and value added taxes. The acquisition of Nascent allowed the Company significant cross-selling and growth opportunity within the existing client base with Oracle E-Business Suite, and extended the Company's presence in Texas, Oklahoma, Louisiana, and Arkansas.

The Company's total allocable purchase price consideration was $16.8 million. The purchase price was comprised of $11.6 million in cash paid and $5.2 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.8
Acquired intangible assets	4.4
Liabilities assumed	(1.1)
Goodwill	9.7
Total purchase price	$16.8

The Company estimated that the intangible assets acquired have useful lives of seven months to five years.

Acquisition of Northridge

On July 1, 2012, the Company acquired Northridge pursuant to the terms of an Agreement and Plan of Merger. Northridge was based in Atlanta, Georgia, and was an expert in the areas of business consulting, user experience, and collaboration technology primarily leveraging Microsoft technologies. The acquisition of Northridge further enhanced the Company's portfolio of services in collaboration strategy, portal migration and implementation, dashboards and analytics, user experience and branding, collaborative websites, and custom collaboration solutions utilizing Microsoft systems, as well as extended the Company's presence in the Atlanta and Charlotte markets.

The Company's total allocable purchase price consideration was $13.9 million. The purchase price was comprised of $10.7 million in cash paid and $3.2 million of Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

Acquisition of TriTek

On May 1, 2013, the Company acquired TriTek, pursuant to the terms of an Agreement and Plan of Merger. TriTek is an IBM-focused enterprise content management and business process management consulting firm. The acquisition of TriTek will further enhance the Company's existing capabilities and further positions the Company as the IBM solution provider of choice for enterprises across North America.

The Company has initially estimated the total allocable purchase price consideration to be $21.1 million. The purchase price was comprised of $17.0 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$12.3
Acquired intangible assets	6.2
Liabilities assumed	(5.6)
Goodwill	8.2
Total purchase price	$21.1

The Company estimated that the intangible assets acquired have useful lives of eight months to eight years.

The amounts above represent the fair value estimates as of June 30, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Clear Task

On May 17, 2013, the Company acquired Clear Task, pursuant to the terms of an Asset Purchase Agreement. Clear Task provides salesforce.com implementations and customizations for enterprise customers. Clear Task's professionals help clients implement Service Cloud, Sales Cloud, Chatter and platform engagement solutions to strengthen customer, employee and partner relationships, and maintain their competitive advantage. The acquisition of Clear Task further expands Perficient's cloud capabilities to include offerings from each of the world's leading cloud computing providers - IBM, Microsoft, Oracle and salesforce.com.

The Company has initially estimated the total allocable purchase price consideration to be $8.5 million. The purchase price was comprised of $5.8 million in cash paid and $1.3 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. If the contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the Clear Task selling shareholders. The contingent consideration is recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2013. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.2
Acquired intangible assets	1.7
Liabilities assumed	(0.9)
Goodwill	5.5
Total purchase price	$8.5

The Company estimated that the intangible assets acquired have useful lives of five months to five years.

The amounts above represent the fair value estimates as of June 30, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the TriTek and Clear Task operations have been included in the Company's condensed consolidated financial statements since the respective acquisition dates.

The amounts of revenue and net income of TriTek and Clear Task included in the Company's Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2013 are as follows (in thousands):

Acquisition Date to June 30, 2013

Revenues	$4,594
Net income	$518

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with TriTek and Clear Task for the six months ended June 30, 2013 and PointBridge, Nascent, Northridge, TriTek, and Clear Task for the six months ended June 30, 2012, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming TriTek and ClearTask were acquired as of the beginning of 2012 and PointBridge, Nascent, and Northridge were acquired as of the beginning of 2011.

These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2012 or January 1, 2011 or of future results of operations of the consolidated entities (in thousands):

	June 30,
	2013	2012
Revenues	$191,048	$184,655
Net income	$10,532	$8,138
Basic net income per share	$0.34	$0.27
Diluted net income per share	$0.33	$0.26
Shares used in computing basic net income per share	30,819	30,097
Shares used in computing diluted net income per share	31,874	31,768

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

Other intangible assets include customer relationships, non-compete arrangements, trade names, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from five months to eight years. Amortization of customer relationships, non-compete arrangements, trade names, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$160,936
Preliminary purchase price allocations for acquisitions (Note 7)	13,704
Purchase accounting adjustments	533
Balance at June 30, 2013	$175,173

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$26,913	$(7,847)	$19,066	$22,682	$(7,299)	$15,383
Non-compete agreements	1,400	(557)	843	1,156	(425)	731
Customer backlog	685	(185)	500	306	(184)	122
Trade name	114	(17)	97	265	(204)	61
Internally developed software	2,584	(703)	1,881	1,642	(589)	1,053
Total	$31,696	$(9,309)	$22,387	$26,051	$(8,701)	$17,350

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	2 – 8 years
Non-compete agreements	1 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer Backlog	5 – 8 months

9. Line of Credit

The Company's Credit Agreement, dated May 23, 2011, with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Credit Agreement"), provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $500,000 at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of June 30, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at the Company's option of SVB's prime rate (4.00% on June 30, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.20% on June 30, 2013) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2013, the Company had $29.5 million of borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.

At June 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.

On July 31, 2013, the Company renewed and extended the term of its Credit Agreement with SVB, U.S. Bank National Association, and Bank of America, N.A. The renewed Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1,000,000 at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings. The Credit Agreement also allows for the issuance of swing line loans in the aggregate of $10,000,000.  Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the renewed credit facility bear interest at the Company's option of SVB's prime rate plus a margin ranging from 0.00 % to 0.50 % or one-month LIBOR plus a margin ranging from 2.00 % to 2.50%. The additional margin amount is dependent on the level of outstanding borrowings.

All covenants under the renewed Credit Agreement have not changed and the Company expects to remain in compliance with the covenants under the renewed Credit Agreement during the next 12 months.  The renewed Credit Agreement will expire on July 31, 2017.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute has passed on returns for the years through and including 2009. As of June 30, 2013, the IRS has proposed no significant adjustments to any of the Company's tax positions. The Company's 2011 U.S. income tax return is currently under examination by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.3 million as of June 30, 2013.

The Company's effective tax rate was 38.4% and 31.3% for the respective three and six months ended June 30, 2013 compared to 44.8% and 42.8% for the respective three and six months ended June 30, 2012. The decrease in the effective rate is primarily due to (i) the research and development tax credit for 2012, which was approved by Congress in January 2013 and which was recorded in the first quarter as a discrete item, and (ii) the research and development tax credit for 2013 which is recorded ratably over the year. In addition to the research and development tax credit, the difference between the Company's federal statutory rate of 35.0% and effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses.  As of June 30, 2013, the Company's net current deferred tax asset was $1.4 million and its net non-current deferred tax liability was $1.8 million.  Generally, deferred tax asset are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, fixed asset depreciation, and prepaid expenses.  Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

11. Subsequent Events

                On July 31, 2013, the Company renewed and extended the terms of its Credit Agreement.  See Note 9.

12. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of AOCI. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have an impact on the condensed consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the "Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% of our services revenues for the three and six months ended June 30, 2013 compared to 9% and 10% for the respective three and six months ended June 30, 2012. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided that we act as a principal in the transaction. On rare occasions, we do not meet the requirements to be considered a principal in the transaction and act as an agent.  In these cases, revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our clients' demand for these products.

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

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals (defined as the percentage of our professionals' time billed to clients divided by the total available hours in the respective period), the salaries we pay our professionals, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, recruiting expense, office costs, bad debts, variable compensation costs, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

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

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenues. Total revenues increased 15% to $94.2 million for the three months ended June 30, 2013 from $81.8 million for the three months ended June 30, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
Services Revenues	$80,414	$72,678	$7,736	$8,454	$(718)
Software and Hardware Revenues	9,705	5,058	4,647	386	4,261
Reimbursable Expenses	4,048	4,060	(12)	297	(309)
Total Revenues	$94,167	$81,796	$12,371	$9,137	$3,234

               Services revenues increased 11% to $80.4 million for the three months ended June 30, 2013 from $72.7 million for the three months ended June 30, 2012.  Services revenues attributable to our base business decreased by $0.7 million while services revenues attributable to acquired companies increased $8.5 million, resulting in a total increase of $7.7 million.

Software and hardware revenues increased 92% to $9.7 million for the three months ended  June 30, 2013 from $5.1 million for the three months ended June 30, 2012 primarily due to an increase in initial and renewal software license sales. Reimbursable expenses decreased less than 1% to $4.0 million for the three months ended June 30, 2013 from $4.1 million for the three months ended June 30, 2012. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 15% to $63.6 million for the three months ended June 30, 2013 from $55.0 million for the three months ended June 30, 2012.  The increase in cost of revenues is primarily related to costs associated with software and hardware sales, which increased 89% to $8.3 million for the three months ended June 30, 2013 from $4.4 million for the three months ended June 30, 2012, as a result of increased software sales at lower margins.  Cost of revenues related to service revenue also increased 10% to $51.2 million for the three months ended June 30, 2013 from $46.6 million due to an increase in revenue primarily through acquisitions as noted above.  Service revenue costs as a percentage of service revenue decreased 0.6% from 63.3% for the three months ended June 30, 2012 to 62.7% as of June 30. 2013.

Gross Margin. Gross margin increased 14% to $30.6 million for the three months ended June 30, 2013 from $26.8 million for the three months ended June 30, 2012. Gross margin as a percentage of revenues decreased slightly to 32.5% for the three months ended June 30, 2013 from 32.7% for the three months ended June 30, 2012. Services gross margin, excluding reimbursable expenses, increased to 36.3% or $29.2 million for the three months ended June 30, 2013 from 35.9% or $26.1 million for the three months ended June 30, 2012.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals, excluding subcontractors, increased to $123 per hour for the three months ended June 30, 2013 from $118 per hour for the three months ended June 30, 2012, primarily due to improved pricing opportunities. The average bill rate for the three months ended June 30, 2013 excluding offshore resources was $133 per hour compared to $127 per hour for the three months ended June 30, 2012.

Selling, General and Administrative. SG&A expenses increased 14% to $18.9 million for the three months ended June 30, 2013 from $16.6 million for the three months ended June 30, 2012 primarily due to an increase in office costs and general and administrative salaries.  SG&A expenses, as a percentage of revenues, decreased slightly to 20.0% for the three months ended June 30, 2013 from 20.2% for the three months ended June 30, 2012.

Depreciation. Depreciation expense increased 40% to $0.7 million for the three months ended June 30, 2013 from $0.5 million for the three months ended June 30, 2012. The increase in depreciation expense is mainly attributable to the addition of fixed assets from acquisitions during 2012 and 2013.  Depreciation expense as a percentage of revenues was 0.8% for the three months ended June 30, 2013 and 0.6% for the three months ended June 30, 2012.

Amortization. Amortization expense increased 10% to $2.0 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2012 and 2013. Amortization expense as a percentage of revenues was 2.1% for the three months ended June 30, 2013 and 2.3% for the three months ended June 30, 2012.

Acquisition Costs. Acquisition-related costs increased 28% to $1.4 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The acquisition-related costs incurred during the second quarter of 2013 were related to the acquisition of TriTek and Clear Task.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was made during the three months ended June 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 38.4% for the three months ended June 30, 2013 from 44.8% for the three months ended June 30, 2012 due mainly to the research and development tax credit for 2013.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenues. Total revenues increased 14% to $179.1 million for the six months ended June 30, 2013 from $156.5 million for the six months ended June 30, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
Services Revenues	$153,981	$138,845	$15,136	$15,461	$(325)
Software and Hardware Revenues	17,549	9,672	7,877	399	7,478
Reimbursable Expenses	7,572	7,977	(405)	527	(932)
Total Revenues	$179,102	$156,494	$22,608	$16,387	$6,221

Services revenues increased 11% to $154.0 million for the six months ended June 30, 2013 from $138.8 million for the six months ended June 30, 2012. The increase in services revenues is primarily due to the acquisitions in 2012 and 2013. Services revenues attributable to our base business decreased $0.3 million while services revenues attributable to acquired companies increased $15.5 million, resulting in a total increase of $15.1 million.

Software and hardware revenues increased 81% to $17.5 million for the six months ended June 30, 2013 from $9.7 million for the six months ended June 30, 2012 due to an increase in initial software license sales, the volume of hardware sales, and larger hardware sales compared to 2012. Reimbursable expenses decreased 5% to $7.6 million for the six months ended June 30, 2012 from $8.0 million for the six months ended June 30, 2012. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 15% to $123.0 million for the six months ended June 30, 2013 from $107.1 million for the six months ended June 30, 2012. The increase in cost of revenues is primarily related to costs associated with software and hardware sales, which increased 88% to $15.6 million for the six months ended June 30, 2013 from $8.3 million for the six months ended June 30, 2012, as a result of increased software sales at lower margins.  Cost of revenues related to service revenue also increased 10% to $99.9 million for the six months ended June 30, 2013 from $90.9 million for the six months ended June 30, 2012 due to an increase in revenue primarily through acquisitions as noted above.

Gross Margin. Gross margin increased 14% to $56.1 million for the six months ended June 30, 2013 from $49.4 million for the six months ended June 30, 2012. Gross margin as a percentage of revenues decreased to 31.3% for the six months ended June 30, 2013 from 31.6% for the six months ended June 30, 2012, primarily due to increases of software sales at lower margins. Services gross margin, excluding reimbursable expenses, increased to 35.1% or $54.1 million for the six months ended June 30, 2013 from 34.6% or $48.0 million for the six months ended June 30, 2012. The increase in services gross margin is primarily a result of higher average bill rates. The average bill rate for our professionals, excluding subcontractors, increased to $122 per hour for the six months ended June 30, 2013 from $118 per hour for the six months ended June 30, 2012, primarily due to the improved pricing opportunities. The average bill rate for the six months ended June 30, 2013, excluding China, was $133 per hour compared to $126 per hour for the six months ended June 30, 2012.

Selling, General and Administrative. SG&A expenses increased 17% to $36.7 million for the six months ended June 30, 2013 from $31.4 million for the six months ended June 30, 2012 primarily due to an increase in office costs and general and administrative salaries. SG&A expenses, as a percentage of revenues, increased slightly to 20.5% for the six months ended June 30, 2013 from 20.0% for the six months ended June 30, 2012.

Depreciation. Depreciation expense increased 43% to $1.4 million for the six months ended June 30, 2013 from $1.0 million for the six months ended June 30, 2012. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2012 and 2013. Depreciation expense as a percentage of revenues was 0.8% for the six months ended June 30, 2013 and 0.6% for the six months ended June 30, 2012.

Amortization. Amortization expense increased 11% to $3.8 million for the six months ended June 30, 2013 from $3.4 million for the six months ended June 30, 2012. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2012 and 2013.

Acquisition Costs. Acquisition-related costs decreased 22% to $1.4 million for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012. The acquisition-related costs incurred during the first half of 2013 were related to the acquisition of TriTek and Clear Task while the acquisition-related costs incurred during the first half of 2012 were related to the acquisition of PointBridge, Nascent and Northridge. Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was made during the six months ended June 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition. An immaterial adjustment to the fair value of contingent consideration was recorded during the six months ended June 30, 2013.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 31.3% for the six months ended June 30, 2013 from 42.8% for the six months ended June 30, 2012 primarily due to the research and development tax credit for 2012 and 2013, which was enacted for both years in January 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2013	As of December 31, 2012
Cash, cash equivalents and investments	$4.7	$5.8
Working capital (including cash and cash equivalents)	$58.7	$52.3
Amounts available under credit facilities	$29.5	$47.2

 Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $15.4 million compared to net cash provided by operating activities of $9.5 million for the six months ended June 30, 2012.  For the six months ended June 30, 2013, the primary components of operating cash flows were net income of $8.7 million plus non-cash charges of $9.8 million and working capital reduction of $3.1 million.  The primary components of operating cash flows for the six months ended June 30, 2012 were net income of $6.6 million plus non-cash charges of $8.7 million, offset by investments in working capital of $5.8 million.

Net Cash Used In Investing Activities

During the six months ended June 30, 2013, we used $19.8 million for acquisition and related costs and $3.9 million to purchase property and equipment and to develop certain software. During the six months ended June 30, 2012, we used $25.7 million for acquisition and related costs and $0.9 million for purchases of equipment and to develop certain software.  The increase in purchases of property and equipment during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to our investment in a company-wide agreement for various software licenses.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2013, we drew down $77.9 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.8 million.  We repaid $60.4 million on our line of credit and used $10.0 million to repurchase shares of our common stock through the stock repurchase program and $1.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the six months ended June 30, 2012, we drew down $67.4 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.5 million. We repaid $54.9 million on our line of credit, used $0.3 million to settle a portion of the contingent consideration for the purchase of Exervio, used $0.6 million to repurchase shares of our common stock through the stock repurchase program and $0.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

The Company's Credit Agreement, dated May 23, 2011, SVB, U.S. Bank National Association, and Bank of America, N.A. provides for revolving credit borrowings up to a maximum principal amount of $50.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of June 30, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of May 23, 2015.  Borrowings under the credit facility bear interest at our option of SVB's prime rate (4.00% on June 30, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.20% on June 30, 2013) plus a margin ranging from 2.50% to 3.00%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2013, we had $29.5 million of borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

At June 30, 2013, we were in compliance with all covenants under the Credit Agreement.

On July 31, 2013, we renewed and extended the term of our Credit Agreement with SVB, U.S. Bank National Association, and Bank of America, N.A. The renewed Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1,000,000 at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings. The Credit Agreement also allows for the issuance of swing line loans in the aggregate of $10,000,000.  Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the renewed credit facility bear interest at our option of SVB's prime rate plus a margin ranging from 0.00% to 0.50% or one-month LIBOR plus a margin ranging from 2.00% to 2.50%. The additional margin amount is dependent on the level of outstanding borrowings.

The covenants under the renewed Credit Agreement have not changed and the Company expects to remain in compliance with the covenants under the renewed Credit Agreement during the next 12 months.  The renewed Credit Agreement will expire on July 31, 2017.

Stock Repurchase Program

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. In June 2013, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million as of June 30, 2013. The repurchase program expires December 31, 2014.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $70.0 million of our outstanding common stock through June 30, 2013.

Lease Obligations

There were no material changes outside the ordinary course of our business in lease obligations or other contractual obligations in the first six months of 2013.

Conclusion

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet as of June 30, 2013 of $4.7 million, approximately $3.7 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2013, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese Yuan, and between the U.S. dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of June 30, 2013, there was $20.3 million outstanding and $29.5 million of available borrowing capacity under our line of credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $20.3 million outstanding on the line of credit as of June 30, 2013, an increase in the interest rate of 100 basis points would add $203,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $4.7 million at June 30, 2013 and $5.8 million at December 31, 2012.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. In June 2013, the Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million at June 30, 2013. The repurchase program expires December 31, 2014.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $70.0 million of our outstanding common stock through June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of March 31, 2013	8,035,870	7.64	8,035,870	$8,624,542
April 1-30, 2013	110,000	10.73	110,000	7,444,030
May 1-31, 2013	335,100	12.29	335,100	3,324,152
June 1-30, 2013	250,000	13.23	250,000	$20,015,869
Ending Balance as of June 30, 2013	8,730,970	8.02	8,730,970

(1)	Average price paid per share includes commission.

Item 5. Other Information

On July 31, 2013, the Company renewed and extended the term of its Credit Agreement with Silicon Valley Bank, U.S. Bank National Association, and Bank of America, N.A. The renewed Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $1,000,000 at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings. The Credit Agreement also allows for the issuance of swing line loans in the aggregate of $10,000,000.  Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the renewed credit facility bear interest at the Company's option of SVB's prime rate plus a margin ranging from 0.00 % to 0.50 % or one-month LIBOR plus a margin ranging from 2.00 % to 2.50%. The additional margin amount is dependent on the level of outstanding borrowings.

Item 6. Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 1, 2013	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2013	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

10.1*	Amended and Restated Credit Agreement, dated as of July 31, 2013, by and among the Company, Silicon Valley Bank, U.S. Bank National Association, and Bank of America, N.A.
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the six months ended June 30, 2013, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.