Form 10-Q
period 2013-09-30
PERFICIENT INC
filed 2013-11-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 33,029,609 shares of Common Stock outstanding.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform such statements to actual results.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$5,439	$5,813
Accounts receivable, net	83,435	69,662
Prepaid expenses	2,146	1,649
Other current assets	4,695	3,717
Total current assets	95,715	80,841
Property and equipment, net	8,251	4,398
Goodwill	175,162	160,936
Intangible assets, net	21,326	17,350
Other non-current assets	3,664	3,669
Total assets	$304,118	$267,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,205	$7,959
Other current liabilities	26,228	20,605
Total current liabilities	32,433	28,564
Long-term debt	16,000	2,800
Other non-current liabilities	5,094	1,417
Total liabilities	$53,527	$32,781

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 40,231,099 shares issued and 30,870,552 shares outstanding as of September 30, 2013; 39,024,337 shares issued and 30,825,123 shares outstanding as of December 31, 2012)	$40	$39
Additional paid-in capital	291,574	276,201
Accumulated other comprehensive loss	(339)	(306)
Treasury stock, at cost (9,360,547 shares as of September 30, 2013; 8,199,214 shares as of December 31, 2012)	(78,052)	(62,970)
Retained earnings	37,368	21,449
Total stockholders' equity	250,591	234,413
Total liabilities and stockholders' equity	$304,118	$267,194

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share information)
Revenues
Services	$86,568	$75,948	$240,549	$214,793
Software and hardware	5,620	7,450	23,169	17,122
Reimbursable expenses	4,570	4,076	12,142	12,053
Total revenues	96,758	87,474	275,860	243,968
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	52,154	47,843	149,998	136,742
Software and hardware costs	4,919	6,301	20,471	14,554
Reimbursable expenses	4,570	4,076	12,142	12,053
Other project related expenses	1,252	1,027	3,274	2,988
Total cost of revenues	62,895	59,247	185,885	166,337

Gross margin	33,863	28,227	89,975	77,631

Selling, general and administrative	20,532	17,714	57,254	49,065
Depreciation	932	612	2,334	1,590
Amortization	1,955	2,258	5,750	5,664
Acquisition costs	29	9	1,443	1,831
Adjustment to fair value of contingent consideration	69	97	102	435
Income from operations	10,346	7,537	23,092	19,046

Net interest expense	(96)	(93)	(154)	(131)
Net other income (expense)	7	5	(30)	49
Income before income taxes	10,257	7,449	22,908	18,964
Provision for income taxes	3,023	2,307	6,989	7,233

Net income	$7,234	$5,142	$15,919	$11,731

Basic net income per share	$0.24	$0.17	$0.53	$0.40
Diluted net income per share	$0.23	$0.16	$0.50	$0.38
Shares used in computing basic net income per share	30,141	30,021	30,287	29,273
Shares used in computing diluted net income per share	31,808	31,674	31,692	30,844

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$7,234	$5,142	$15,919	$11,731
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	21	49	(33)	9
Comprehensive income	$7,255	$5,191	$15,886	$11,740

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2013
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity

Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	43	--	180	--	--	--	180
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,666	--	--	--	1,666
Stock compensation related to restricted stock vesting and retirement savings plan contributions	535	--	8,158	--	--	--	8,158
Purchase of treasury stock and buyback of shares for taxes	(1,161)	--	--	--	(15,082)	--	(15,082)
Issuance of stock for acquisitions	628	1	5,369	--	--	--	5,370
Net income	--	--	--	--	--	15,919	15,919
Foreign currency translation adjustment	--	--	--	(33)	--	--	(33)
Balance at September 30, 2013	30,870	$40	$291,574	$(339)	$(78,052)	$37,368	$250,591

See accompanying notes to interim unaudited condensed consolidated financial statements.

 Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)

OPERATING ACTIVITIES
Net income	$15,919	$11,731
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,334	1,590
Amortization	5,750	5,664
Deferred income taxes	918	243
Non-cash stock compensation and retirement savings plan contributions	8,158	6,995
Tax benefit from stock option exercises and restricted stock vesting	(1,698)	(781)
Adjustment to fair value of contingent consideration for purchase of business	102	435

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,351)	(9,161)
Other assets	1,532	1,510
Accounts payable	(1,875)	1,768
Other liabilities	(34)	855
Net cash provided by operating activities	25,755	20,849

INVESTING ACTIVITIES
Purchase of property and equipment	(4,282)	(1,391)
Capitalization of software developed for internal use	(1,749)	(107)
Purchase of business and related costs, net of cash acquired	(19,779)	(36,412)
Net cash used in investing activities	(25,810)	(37,910)

FINANCING ACTIVITIES
Proceeds from line of credit	128,150	116,100
Payments on line of credit	(114,950)	(104,600)
Payments for credit facility fees	(397)	-
Payment of contingent consideration for purchase of business	-	(425)
Tax benefit on stock option exercises and restricted stock vesting	1,698	781
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	180	134
Purchase of treasury stock	(13,116)	(605)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(1,966)	(582)
Net cash provided by (used in) financing activities	(401)	10,803
Effect of exchange rate on cash and cash equivalents	82	7
Change in cash and cash equivalents	(374)	(6,251)
Cash and cash equivalents at beginning of period	5,813	9,732
Cash and cash equivalents at end of period	$5,439	$3,481

Supplemental disclosures:
Cash paid for income taxes	$5,040	$6,071
Cash paid for interest	$163	$-

Non-cash activity:
Stock issued for purchase of business	$5,370	$15,572
Estimated fair value of contingent consideration for purchase of business	$1,534	$1,474
Accrued additions to property and equipment	$1,488	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 may not be indicative of the results for the full fiscal year ending December 31, 2013.

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

Stock-based compensation cost recognized for the three and nine months ended September 30, 2013 was approximately $2.8 million and $8.2 million, respectively, which included $0.4 and $1.2 million, respectively, of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized were $1.0 million and $2.7 million for the three and nine months ended September 30, 2013, respectively.  Stock-based compensation cost recognized for the three and nine months ended September 30, 2012 was approximately $2.5 million and $7.0 million, respectively, which included $0.4 and $1.1 million, respectively, of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized were $0.8 million and $2.3 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $12.9 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the nine months ended September 30, 2013 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	303	$5.08
Options exercised	(36)	2.34
Options canceled	(10)	0.63
Options outstanding at September 30, 2013	257	5.63
Options vested at September 30, 2013	257	$5.63

Restricted stock activity for the nine months ended September 30, 2013 was as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2012	1,939	$9.93
Awards granted	371	11.64
Awards vested	(437)	9.72
Awards forfeited	(93)	10.07
Restricted stock awards outstanding at September 30, 2013	1,780	$10.31

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,234	$5,142	$15,919	$11,731
Basic:
Weighted-average shares of common stock outstanding	30,141	30,021	30,287	29,273
Shares used in computing basic net income per share	30,141	30,021	30,287	29,273
Effect of dilutive securities:
Stock options	154	190	156	201
Restricted stock subject to vesting	773	662	634	619
Contingently issuable shares	-	104	-	107
Shares issuable for acquisition consideration (1)	740	697	615	644
Shares used in computing diluted net income per share	31,808	31,674	31,692	30,844

Basic net income per share	$0.24	$0.17	$0.53	$0.40
Diluted net income per share	$0.23	$0.16	$0.50	$0.38

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	14	1	14

(1)	For the three and nine months ended September 30, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Asset Purchase Agreement with Nascent Systems, LP ("Nascent"); (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); and (iv) the Asset Purchase Agreement with Clear Task, Inc. ("Clear Task") as part of the consideration. For the three and nine months ended September 30, 2012, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with speakTECH; (ii) the Asset Purchase Agreement with PointBridge Solutions, LLC ("PointBridge"); (iii) the Asset Purchase Agreement with Nascent; and (iv) the Agreement and Plan of Merger with Northridge as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2013 are as follows (in thousands):

Operating Leases
2013 remaining	$1,086
2014	3,990
2015	3,066
2016	2,734
2017	2,149
Thereafter	1,639
Total minimum lease payments	$14,664

6. Balance Sheet Components

September 30,	December 31,
2013	2012
(in thousands)

Accounts receivable:
Accounts receivable	$52,120	$49,661
Unbilled revenues	32,410	20,725
Allowance for doubtful accounts	(1,095)	(724)
Total	$83,435	$69,662

Property and equipment:
Computer hardware (useful life of 3 years)	$8,626	$6,906
Furniture and fixtures (useful life of 5 years)	2,158	2,046
Leasehold improvements (useful life of 5 years)	1,986	1,775
Software (useful life of 1 to 7 years)	6,018	2,006
Less: Accumulated depreciation	(10,537)	(8,335)
Total	$8,251	$4,398

Other current liabilities:
Accrued variable compensation	$9,936	$9,846
Deferred revenue	2,764	2,974
Payroll related costs	3,080	1,193
Accrued subcontractor fees	2,344	2,294
Accrued medical claims expense	1,262	1,145
Acquired liabilities	746	64
Other current liabilities	4,562	3,089
Estimated fair value of contingent consideration liability(1)	1,534	-
Total	$26,228	$20,605

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

Acquisition of TriTek

On May 1, 2013, the Company acquired TriTek, pursuant to the terms of an Agreement and Plan of Merger. TriTek is an IBM-focused enterprise content management and business process management consulting firm. The acquisition of TriTek further enhanced the Company's existing capabilities and further positioned the Company as the IBM solution provider of choice for enterprises across North America.

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

The amounts above represent the fair value estimates as of September 30, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Clear Task

On May 17, 2013, the Company acquired Clear Task, pursuant to the terms of an Asset Purchase Agreement. Clear Task provided salesforce.com implementations and customizations for enterprise customers. Clear Task's professionals helped clients implement Service Cloud, Sales Cloud, Chatter and platform engagement solutions to strengthen customer, employee and partner relationships, and maintain their competitive advantage. The acquisition of Clear Task further expanded Perficient's cloud capabilities to include offerings from each of the world's leading cloud computing providers - IBM, Microsoft, Oracle and salesforce.com.

The Company has initially estimated the total allocable purchase price consideration to be $8.7 million. The purchase price was comprised of $6.0 million in cash paid and $1.3 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. If the contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the Clear Task selling shareholders. The contingent consideration is recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2013. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.2
Acquired intangible assets	1.7
Liabilities assumed	(0.7)
Goodwill	5.5
Total purchase price	$8.7

The Company estimated that the intangible assets acquired have useful lives of five months to five years.

The amounts above represent the fair value estimates as of September 30, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the TriTek and Clear Task operations have been included in the Company's condensed consolidated financial statements since the respective acquisition dates.

The amounts of revenue and net income of TriTek and Clear Task included in the Company's Condensed Consolidated Statements of Operations from the acquisition date to September 30, 2013 are as follows (in thousands):

Acquisition Date to September 30, 2013

Revenues	$12,198
Net income	$1,675

Acquisition of CoreMatrix Systems LLC ("CoreMatrix")

On October 11, 2013, the Company acquired CoreMatrix, pursuant to the terms of an Asset Purchase Agreement.  Refer to Note 11, Subsequent Events, for further discussion.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with TriTek and Clear Task for the nine months ended September 30, 2013 and PointBridge, Nascent, Northridge, TriTek, and Clear Task for the nine months ended September 30, 2012, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming TriTek and Clear Task were acquired as of the beginning of 2012 and PointBridge, Nascent, and Northridge were acquired as of the beginning of 2011.

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

	Nine Months Ended
	September 30,
	2013	2012
Revenues	$287,806	$278,658
Net income	$18,079	$13,451
Basic net income per share	$0.59	$0.45
Diluted net income per share	$0.57	$0.43
Shares used in computing basic net income per share	30,649	30,222
Shares used in computing diluted net income per share	31,692	31,476

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

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from five months to eight years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$160,936
Preliminary purchase price allocations for acquisitions (Note 7)	13,704
Purchase accounting adjustments	522
Balance at September 30, 2013	$175,162

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$26,913	$(9,235)	$17,678	$22,682	$(7,299)	$15,383
Non-compete agreements	1,400	(635)	765	1,156	(425)	731
Customer backlog	685	(497)	188	306	(184)	122
Trade name	114	(46)	68	265	(204)	61
Internally developed software	3,346	(719)	2,627	1,642	(589)	1,053
Total	$32,458	$(11,132)	$21,326	$26,051	$(8,701)	$17,350

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 8 years
Non-compete agreements	2 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	5 – 8 months

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of its Credit Agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of September 30, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease.  The Credit Agreement also allows for the issuance of swing line loans in the aggregate of $10.0 million.   Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the credit facility bear interest at the Company's option of SVB's prime rate (4.00% on September 30, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.18% on September 30, 2013) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2013, the Company had $58.8 million of borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

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

At September 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through and including 2009. As of September 30, 2013, the IRS has proposed no significant adjustments to any of the Company's tax positions. The Company's 2011 U.S. income tax return is currently under examination by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.5 million as of September 30, 2013.

The Company's effective tax rate was 29.5% and 30.5% for the respective three and nine months ended September 30, 2013 compared to 31.0% and 38.1% for the respective three and nine months ended September 30, 2012. The decrease in the effective rate is primarily due to (i) the research and development tax credit for 2012, which was approved by Congress in January 2013 and which was recorded in the first quarter as a discrete item, (ii) the research and development tax credit for 2013, (iii) the U.S. domestic production deduction for 2010, 2011, and 2012 which was recorded in the third quarter as a discrete item, and (iv) the U.S. domestic production deduction for 2013. In addition to the research and development tax credit and U.S. domestic production deduction, the difference between the Company's federal statutory rate of 35% and the effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation and 50% of meals and entertainment expenses.  As of September 30, 2013, the Company's net current deferred tax asset was $0.6 million and its net non-current deferred tax liability was $2.0 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, fixed asset depreciation, and prepaid expenses.  Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

11.  Subsequent Events

                On October 11, 2013, the Company acquired CoreMatrix, pursuant to the terms of an Asset Purchase Agreement, for approximately $31.5 million, of which approximately $18.5 million was cash paid at closing, $3.0 million was Company common stock placed in a one-year escrow at closing, and $10.0 million represents the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by CoreMatrix at 12 and 24 months after the closing date of the acquisition.  If the contingency is achieved, 70% of the earnings-based contingent consideration will be paid in cash and 30% will be issued in stock to CoreMatrix.  CoreMatrix was a salesforce.com cloud computing services and solutions firm. The acquisition of CoreMatrix provides the Company with the comprehensive capacity to sell and deliver Salesforce solutions across North America.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of CoreMatrix. As of November 7, 2013, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.  Acquisition costs for the three and nine months ended September 30, 2013 were immaterial.

12.  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of accumulated other comprehensive income ("AOCI").  For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have an impact on the condensed consolidated financial statements of the Company.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the three and nine months ended September 30, 2013 compared to 11% and 10% for the respective three and nine months ended September 30, 2012. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues. Total revenues increased 11% to $96.8 million for the three months ended September 30, 2013 from $87.5 million for the three months ended September 30, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	Total Increase Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$86,568	$75,948	$10,620	$7,132	$3,488
Software and Hardware Revenues	5,620	7,450	(1,830)	12	(1,842)
Reimbursable Expenses	4,570	4,076	494	241	253
Total Revenues	$96,758	$87,474	$9,284	$7,385	$1,899

Services revenues increased 14% to $86.6 million for the three months ended September 30, 2013 from $75.9 million for the three months ended September 30, 2012.  Services revenues attributable to our base business increased by $3.5 million while services revenues attributable to acquired companies increased $7.1 million, resulting in a total increase of $10.6 million.

Software and hardware revenues decreased 25% to $5.6 million for the three months ended September 30, 2013 from $7.5 million for the three months ended September 30, 2012 primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses increased 12% to $4.6 million for the three months ended September 30, 2013 from $4.1 million for the three months ended September 30, 2012. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 6% to $62.9 million for the three months ended September 30, 2013 from $59.2 million for the three months ended September 30, 2012.  The increase in cost of revenues is primarily related to costs associated with service revenue which increased 9% to $53.4 million for the three months ended September 30, 2013 from $48.9 million due to an increase in revenue as noted above.  Software and hardware costs decreased 22% to $4.9 million for the three months ended September 30, 2013 from $6.3 million for the three months ended September 30, 2012, as a result of lower software sales.

Gross Margin. Gross margin increased 20% to $33.9 million for the three months ended September 30, 2013 from $28.2 million for the three months ended September 30, 2012. Gross margin as a percentage of revenues increased to 35.0% for the three months ended September 30, 2013 from 32.3% for the three months ended September 30, 2012. Services gross margin, excluding reimbursable expenses, increased to 38.3% or $33.2 million for the three months ended September 30, 2013 from 35.7% or $27.1 million for the three months ended September 30, 2012.  The increase in services gross margin is primarily a result of a higher average bill rate.  The average bill rate for our professionals increased to $120 per hour for the three months ended September 30, 2013 from $115 per hour for the three months ended September 30, 2012, primarily due to improved pricing opportunities. The average employee bill rate for the three months ended September 30, 2013 excluding offshore resources was $137 per hour compared to $130 per hour for the three months ended September 30, 2012.

Selling, General and Administrative. SG&A expenses increased 16% to $20.5 million for the three months ended September 30, 2013 from $17.7 million for the three months ended September 30, 2012 primarily due to an increase in research and development costs, sales related costs, and general and administrative salaries.  SG&A expenses, as a percentage of revenues, increased to 21.2% for the three months ended September 30, 2013 from 20.3% for the three months ended September 30, 2012.

Depreciation. Depreciation expense increased 52% to $0.9 million for the three months ended September 30, 2013 from $0.6 million for the three months ended September 30, 2012. The increase in depreciation expense is mainly attributable to the addition of fixed assets from acquisitions during 2012 and 2013.  Depreciation expense as a percentage of revenues was 1.0% for the three months ended September 30, 2013 and 0.7% for the three months ended September 30, 2012.

Amortization. Amortization expense decreased 13% to $2.0 million for the three months ended September 30, 2013 from $2.3 million for the three months ended September 30, 2012. The decrease in amortization expense is due to the timing of assets being fully amortized. Amortization expense as a percentage of revenues was 2.0% for the three months ended September 30, 2013 and 2.6% for the three months ended September 30, 2012.

Acquisition Costs. Acquisition-related costs were immaterial in both the three months ended September 30, 2013 and the three months ended September 30, 2012.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.1 million was recorded during the three months ended September 30, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task acquisition. An adjustment of $0.1 million was made during the three months ended September 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 29.5% for the three months ended September 30, 2013 from 31.0% for the  three months ended September 30, 2012 due mainly to the U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues. Total revenues increased 13% to $275.9 million for the nine months ended September 30, 2013 from $244.0 million for the nine months ended September 30, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Total Increase Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$240,549	$214,793	$25,756	$22,338	$3,418
Software and Hardware Revenues	23,169	17,122	6,047	410	5,637
Reimbursable Expenses	12,142	12,053	89	721	(632)
Total Revenues	$275,860	$243,968	$31,892	$23,469	$8,423

Services revenues increased 12% to $240.5 million for the nine months ended September 30, 2013 from $214.8 million for the nine months ended September 30, 2012. The increase in services revenues is primarily due to the acquisitions in 2012 and 2013. Services revenues attributable to our base business increased $3.4 million while services revenues attributable to acquired companies increased $22.3 million, resulting in a total increase of $25.8 million.

Software and hardware revenues increased 35% to $23.2 million for the nine months ended September 30, 2013 from $17.1 million for the nine months ended September 30, 2012 due to an increase in initial software license sales, the volume of hardware sales, and larger hardware sales compared to 2012. Reimbursable expenses were $12.1 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 12% to $185.9 million for the nine months ended September 30, 2013 from $166.3 million for the nine months ended September 30, 2012. The increase in cost of revenues is primarily related to costs associated with service revenue which increased 10% to $153.3 million for the nine months ended September 30, 2013 from $139.7 million for the nine months ended September 30, 2012.  Costs associated with software and hardware sales, increased 41% to $20.5 million for the nine months ended September 30, 2013 from $14.6 million for the nine months ended September 30, 2012, as a result of increased software and hardware sales.

Gross Margin. Gross margin increased 16% to $90.0 million for the nine months ended September 30, 2013 from $77.6 million for the nine months ended September 30, 2012. Gross margin as a percentage of revenues increased to 32.6% for the nine months ended September 30, 2013 from 31.8% for the nine months ended September 30, 2012.  Services gross margin, excluding reimbursable expenses, increased to 36.3% or $87.3 million for the nine months ended September 30, 2013 from 34.9% or $75.1 million for the nine months ended September 30, 2012. The increase in services gross margin is primarily a result of higher average bill rates. The average bill rate for our professionals increased to $119 per hour for the nine months ended September 30, 2013 from $114 per hour for the nine months ended September 30, 2012, primarily due to the improved pricing opportunities. The average employee bill rate for the nine months ended September 30, 2013, excluding offshore resources, was $134 per hour compared to $128 per hour for the nine months ended September 30, 2012.

Selling, General and Administrative. SG&A expenses increased 17% to $57.3 million for the nine months ended September 30, 2013 from $49.1 million for the nine months ended September 30, 2012 primarily due to an increase in research and development costs, office costs and general and administrative salaries. SG&A expenses, as a percentage of revenues, increased to 20.8% for the nine months ended September 30, 2013 from 20.1% for the nine months ended September 30, 2012.

Depreciation. Depreciation expense increased 47% to $2.3 million for the nine months ended September 30, 2013 from $1.6 million for the nine months ended September 30, 2012. The increase in depreciation expense is mainly attributable to the addition of depreciation related to fixed assets from acquisitions during 2012 and 2013. Depreciation expense as a percentage of revenues was 0.8% for the nine months ended September 30, 2013 and 0.7% for the nine months ended September 30, 2012.

Amortization. Amortization expense increased 2% to $5.8 million for the nine months ended September 30, 2013 from $5.7 million for the nine months ended September 30, 2012. The increase in amortization expense is due to the addition of amortization related to acquired intangible assets during 2012 and 2013, offset by fully amortized intangible assets.

Acquisition Costs. Acquisition-related costs decreased 21% to $1.4 million for the nine months ended September 30, 2013 from $1.8 million for the nine months ended September 30, 2012. The acquisition-related costs incurred during the nine months ended September 30, 2013 were related to the acquisition of TriTek and Clear Task while the acquisition-related costs incurred during the nine months ended September 30, 2012 were related to the acquisition of PointBridge, Nascent and Northridge. Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. A $0.1 million adjustment to the fair value of contingent consideration was recorded during the nine months ended September 30, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task acquisition.  An adjustment of $0.4 million was made during the nine months ended September 30, 2012 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Exervio acquisition.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 30.5% for the nine months ended September 30, 2013 from 38.1% for the nine months ended September 30, 2012 due mainly to the research and development tax credit for 2013, the research and development tax credit for 2012, which was approved by Congress in January 2013 and recorded in the first quarter of 2013, and the U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of September 30, 2013	As of December 31, 2012
Cash, cash equivalents and investments	$5.4	$5.8
Working capital (including cash and cash equivalents)	$63.3	$52.3
Amounts available under credit facilities	$58.8	$47.2

 Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $25.8 million compared to net cash provided by operating activities of $20.8 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, the primary components of operating cash flows were net income of $15.9 million plus non-cash charges of $15.6 million and working capital investments of $5.7 million.  The primary components of operating cash flows for the nine months ended September 30, 2012 were net income of $11.7 million plus non-cash charges of $14.1 million, offset by investments in working capital of $5.0 million.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2013, we used $19.8 million for acquisition purchases and $6.0 million to purchase property and equipment and to develop certain software for internal use. During the nine months ended September 30, 2012, we used $36.4 million for acquisition purchases and $1.5 million for purchases of equipment and to develop certain software for internal use.  The increase in purchases of property and equipment during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to our investment in a company-wide agreement for various software licenses.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2013, we drew down $128.2 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.9 million.  We repaid $115.0 million on our line of credit, incurred $0.4 million in credit facility fees, used $13.1 million to repurchase shares of our common stock through the stock repurchase program and $2.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the nine months ended September 30, 2012, we drew down $116.1 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.9 million. We repaid $104.6 million on our line of credit, used $0.4 million to settle a portion of the contingent consideration for the purchase of Exervio, used $0.6 million to repurchase shares of our common stock through the stock repurchase program and used $0.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On July 31, 2013, the Company renewed and extended the term of its Credit Agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of September 30, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease.  The Credit Agreement also allows for the issuance of swing line loans in the aggregate of $10.0 million.   Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the credit facility bear interest at the Company's option of SVB's prime rate (4.00% on September 30, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.18% on September 30, 2013) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2013, the Company had $58.8 million of borrowing capacity.  An annual commitment fee of 0.30% is incurred on the unused portion of the line of credit.

At September 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. In June 2013, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million. The repurchase program expires December 31, 2014.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $73.1 million (8.9 million shares) of our outstanding common stock through September 30, 2013.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first nine months of 2013.

As of September 30, 2013, there was $16.0 million outstanding under the Credit Agreement as compared to $2.8 million as of December 31, 2012.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of September 30, 2013 of $5.4 million, approximately $4.3 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2013, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian Dollar, between the U.S. Dollar and the Chinese Yuan, and between the U.S. Dollar and the Indian Rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. Dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of September 30, 2013, there was $16.0 million outstanding and $58.8 million of available borrowing capacity under our line of credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $16.0 million outstanding on the line of credit as of September 30, 2013, an increase in the interest rate of 100 basis points would add $160,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.4 million at September 30, 2013 and $5.8 million at December 31, 2012.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. In June 2013, the Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million. The repurchase program expires December 31, 2014.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $73.1 million of our outstanding common stock through September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of June 30, 2013	8,730,970	$8.02	8,730,970	$20,015,869
July 1-31, 2013	44,800	13.83	44,800	$19,396,122
August 1-31, 2013	110,400	16.73	110,400	$17,548,952
September 1-30, 2013	42,500	16.16	42,500	$16,862,119
Ending Balance as of September 30, 2013	8,928,670	$8.19	8,928,670

(1)	Average price paid per share includes commission.

Item 5.  Other Information

On November 5, 2013, David D. May resigned from the Board of Directors of the Company effective on that date. Mr. May's resignation was not due to any disagreement with the Company or the Board of Directors on any matter relating to the Company's operations, policies or practices.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 7, 2013	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the nine months ended September 30, 2013, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.