Form 10-K
period 2013-12-31
PERFICIENT INC
filed 2014-03-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $421,152,097 based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 28, 2013.

As of March 3, 2014, there were 33,957,812 shares of common stock outstanding.

Portions of the definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2014, are incorporated by reference in Part III of this Form 10-K.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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
    e. risks from international operations;
    f. obtaining favorable pricing to reflect services provided;
    g. adapting to changes in technologies and offerings; and
    h. risk of loss of one or more significant software vendors;
(3)	legal liabilities, including intellectual property protection and infringement or personally identifiable information;
(4)	risks associated with managing growth organically and through acquisitions; and
(5)	the risk factors detailed from time to time with our filings with the Securities and Exchange Commission (the "SEC").

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-K, including documents incorporated by reference herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

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

Item 1.                       Business.

Overview

We are an information technology consulting firm serving Forbes Global 2000 and other large enterprise companies with a primary focus in the United States. We help our clients gain competitive advantage by using technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third-party software products. Our solutions include business integration, custom applications, portals and collaboration, enterprise content management, enterprise performance management, business intelligence, technology platform implementations, customer relationship management, and commerce, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering business-driven technology solutions for our clients, we believe we have acquired domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

        We serve our clients from locations in multiple markets throughout North America by leveraging a sales team that is experienced and connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology colleagues best suited to address a particular prospective client's needs. Our primary target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements of up to $10 million in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutique consulting firms.

During 2013, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing  to make disciplined acquisitions by acquiring TriTek Solutions, Inc. ("TriTek") and Clear Task, Inc. ("Clear Task") in May, and CoreMatrix Systems, LLC ("CoreMatrix") in October; expanding our technical skill and geographic base by expanding our business both organically and through acquisitions; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in China and India; and leveraging our existing, and pursuing new, strategic alliances by targeting leading business advisory companies and technology providers. Approximately 99% of our revenues were derived from clients in the United States during 2013, 2012, and 2011, with the remainder derived from clients outside of the United States. Approximately 97% of our total assets were located in the United States as of December, 2013, 2012, and 2011 with the remainder located in Canada, China, and India.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Through these acquisitions in 2013, we entered or expanded our presence in the San Francisco, New York City, Boston, and Washington D.C. markets and are now able to provide additional services and solutions utilizing Salesforce technologies and IBM enterprise content management and business process management solutions.

We provide services primarily to the healthcare (health and public services), financial services (including banking and insurance), retail, manufacturing, energy and utilities, automotive and transport products, consumer goods and services, telecommunications, electronics and high tech, and business services industries and markets, among others.

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

·
give managers and executives the information they need to make quality business decisions and dynamically adapt their business processes and systems to respond to client demands, market opportunities, or business problems;

·	improve the quality and lower the cost of customer acquisition and care through web-based customer self-service and provisioning;
·
reduce supply chain costs and improve logistics by flexibly and quickly integrating processes and systems and making relevant real-time information and applications available online to suppliers, partners, and distributors;

·
increase the effectiveness and value of legacy enterprise technology infrastructure investments by enabling faster application development and deployment, increased flexibility, and lower management costs; and

·	increase employee productivity through better information flow and collaboration capabilities and by automating routine processes to enable focus on unique problems and opportunities.

Our business-driven technology solutions include the following:

·
Business integration and service oriented architectures ("SOA"). We design, develop, and implement business integration and SOA solutions that allow our clients to integrate all of their business processes end-to-end and across the enterprise. Truly innovative companies are extending those processes and eliminating functional friction between the enterprise, core customers, and partners. Our business integration solutions can extend and extract core applications, reduce infrastructure strains and cost, web-enable legacy applications, provide real-time insight into business metrics, and introduce efficiencies for customers, suppliers, and partners.

·
Custom applications. We design, develop, implement, and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Our substantial experience with platforms including J2EE, .Net, and Open-source enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

·
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

·
Enterprise content management ("ECM"). We design, develop, and implement ECM solutions that enable the management of all unstructured information regardless of file type or format. Our ECM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications. Our ECM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration, and Enterprise Search.

·
Enterprise performance management ("EPM"). We design, develop, and implement EPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

·
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

·
Technology platform implementations. We design, develop, and implement technology platform solutions that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications which extend enterprise technology assets to employees, customers, suppliers, and partners. Our platform services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services, and technology migrations.

·
Customer relationship management ("CRM"). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing by understanding our customers' needs through interviews, requirement gathering sessions, call center analysis, developing an iterative prototype driven solution, and integrating the solution to legacy processes and applications.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

We have developed a wide array of intellectual property assets – applications, utilities and products that enable our clients to speed time to delivery and reduce total cost of ownership. These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services and retail industries. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including business integration, content management, business process management, enterprise search and tax compliance. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM- and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

·
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include business integration, portals and collaboration, custom applications, technology platform implementations, customer relationship management, enterprise performance management, enterprise content management, and business intelligence, among others. The platforms in which we have significant domain expertise and on which these solutions are built include IBM, Microsoft, Oracle and salesforce.com, among others.

·
Industry Expertise. We serve many of the world's largest and most respected companies with deep business process experience across a variety of industries. These industries include healthcare, financial services and banking, consumer products and retail, telecommunications, automotive, and energy, among others.

·
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

·
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2013, 2012 and 2011, 86%, 84%, and 81%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

·
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Systems Integrator and Gold Certified Partner, an Oracle Platinum Partner, a Gold salesforce.com Cloud Alliance Partner, a Team TIBCO Partner, and an EMC Select Services Team Partner. In 2013, we received multiple awards and recognition from our partners, including:

·	IBM Enterprise Content Management Business Partner Excellence Award;
·	IBM Worldwide Performance Management Business Partner Excellence Award;
·	Microsoft U.S. Partner of the Year;
·	Microsoft Healthcare Provider Partner of the Year;
·	Microsoft Central Region Enterprise Cloud Partner of the Year;
·	Microsoft East Region NSI Partner of the Year;
·	Microsoft Northeast Area Cloud Partner of the Year;
·	Google North America Deployment Partner of the Year; and
·	EMC Partner Innovation and Customer Satisfaction Award.

·
Offshore Capability. We serve our clients from locations in multiple markets throughout North America and, in addition, we operate global development centers in Hangzhou, China and Chennai, India. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft and Oracle technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2013, we had 189 colleagues at the Hangzhou, China facility, 75 colleagues at the Chennai, India facility, and 240 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

·	small local consulting firms that operate in no more than one or two geographic regions;
·	boutique consulting firms, such as Prolifics and Avanade;
·	national consulting firms, such as Accenture, Deloitte Consulting, Cognizant, and Sapient;
·	in-house professional services organizations of software companies; and
·	offshore providers, such as Infosys Technologies Limited and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, growing partner network with leading technology companies, quality of proposed solutions, service quality and performance, efficiency, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to continue.

Some of our competitors have longer operating histories, larger client bases, and greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2013, we had 1,874 colleagues, 1,573 of which were billable (excluding 167 billable subcontractors) and 301 which were involved in sales, administration, and marketing. None of our colleagues are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our colleagues.

Sales and Marketing. As of December 31, 2013, we had a 75-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new relationships in different areas of the business and with our clients' business partners.  Approximately 84% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 40 dedicated sales support employees, 27 general managers and nine vice-presidents who are engaged in the sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Microsoft, Oracle and salesforce.com, among others. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements.

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

Retention. We believe that our focus on a core set of business-driven technology solutions, applications, and software platforms and our commitment to career development through continued training and advancement opportunities makes us an attractive career choice for experienced professionals. Because our strategic partners are established and emerging market leaders, our technology colleagues have an opportunity to work with cutting-edge information technology. We foster professional development by training our technology colleagues in the skills critical to successful consulting engagements such as implementation methodology and project management. We believe in promoting from within whenever possible and our current acquisition strategy allows our employees to continue to grow and develop in these emerging markets horizontally and vertically. In addition to an annual review process that identifies near-term and longer-term career goals, we make a professional development plan available to assist our colleagues with assessing their skills and developing a detailed action plan for guiding their career development.

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

Company Wide Practice ("CWP") Leaders. Our CWP leadership performs a critical role in maintaining our technology leadership. Consisting of key employees from several practice areas, the CWP leadership assesses new technologies, partnership opportunities, and serves as lead internal subject matter experts for their respective domain. The CWP leaders also coordinate thought leadership activities, including white paper authorship and publication and speaking engagements by our colleagues. Finally, the CWP team identifies services opportunities between and among our strategic partners' products, oversees our quality assurance programs, and assists in acquisition-related technology due diligence.

General Information

Our stock is traded on The Nasdaq Global Select Market under the symbol "PRFT." Our website can be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained or incorporated in our website is not part of this document.

Item 1A.	Risk Factors.

       You should carefully consider the following factors together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K before you decide to buy our common stock. These factors could materially adversely affect our business, financial condition, operating results, cash flows, or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, operating results, cash flows, or stock price.

Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients' businesses and levels of business activity.

Global macroeconomic conditions affect our clients' businesses and the markets they serve. Developments, such as the recent recessions and instability in the United States and Europe, deteriorations in the Chinese economy, and the inflationary risks associated with higher commodity prices, among other developments, may have an adverse effect on our client's business and, consequently, on our revenue growth and profitability.

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

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, developments in the industries we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 10 days' notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost.  Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client's strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

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

In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisition. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. We believe that this competition could have a negative effect on our ability to compete for new work and skilled professionals. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client's promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

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

We have continued our disciplined acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase our investment in such acquisitions. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management's attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

We might fail to realize the expected benefits or strategic objectives of any acquisition we make. We might not achieve our expected return on investment, or we may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire, including from that company's known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquisition, which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, or other adverse effects on our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

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

Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

·	political and economic instability;
·	global health conditions and potential natural disasters;
·	unexpected changes in regulatory requirements;
·	international currency controls and exchange rate fluctuations;
·	reduced protection for intellectual property rights in some countries; and
·	additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Less than 15% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting and development facility in Chennai, India to continue to grow our base of H1-B foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor's degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached.  If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

Our results of operations could materially suffer if we are not able to obtain favorable pricing.

If we are not able to obtain favorable pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including, but not limited to:

·	general economic and political conditions;
·	the competitive environment in our industry, as described below;
·	our clients' desire to reduce their costs;
·	our ability to accurately estimate, attain, and sustain contract revenues, margins, and cash flows over the full contract period; and
·	procurement practices of clients and their use of third-party advisors.

The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer services similar to ours at lower prices.

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

We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. A failure of a client's system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.

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

The loss of one or more of our significant software vendors could have a material and adverse effect on our business and results of operations.

We have significant relationships with software vendors including IBM, Oracle, and Microsoft.  Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors' marketing efforts and strong vendor endorsements.  The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.  The financial impact of the loss of one or more software vendors is not reasonably estimable.

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

Our stock price and results of operations could fluctuate and be difficult to predict.

Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

·	changes in macroeconomic or political factors unrelated to our business;
·	general or industry-specific market conditions or changes in financial markets;
·	announcements by us or competitors about developments in our business or prospects;
·	projections or speculation about our business or that of competitors by the media or investment analysts; and
·	our ability to meet our growth and financial objectives, including with respect to our overall revenue growth, revenue growth for our priority emerging markets and earnings per share growth.

Our results of operations have varied in the past and could vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

·
the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to changes in macroeconomic or political conditions unrelated to our business or general market conditions;

·
periodic differences between our clients' estimated and actual levels of business activity associated with ongoing work, as well as the stage of completion of existing projects and/or their termination or restructuring;

·	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;
·	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;
·	acquisition, integration and operational costs related to businesses acquired;
·	the introduction of new products or services by us, competitors or partners;
·	changes in our pricing or competitors' pricing;
·	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;
·	our ability to limit and manage the incurrence of pre-contract costs, which must be expensed without corresponding revenues, which are then recognized in later periods without the corresponding costs;
·	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;
·	currency exchange rate fluctuations;
·	changes in estimates, accruals or payments of variable compensation to our employees;
·	global, regional and local economic and political conditions and related risks, including acts of terrorism; and
·	seasonality, including number of workdays and holidays and summer vacations.

As a result of any of the above factors, or any of the other risks described in this Item 1A, "Risk Factors," our stock price could be difficult to predict, and our stock price in the past might not be a good indicator of the price of our stock in the future.

We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership percentage in our stock.

As of December 31, 2013, we had unrestricted cash and cash equivalents totaling $7.0 million and a borrowing capacity of $55.8 million, and a commitment to increase our borrowing capacity by $25.0 million. Of the $7.0 million of cash and cash equivalents at December 31, 2013, $4.0 million was held by our Chinese operations and is considered to be indefinitely reinvested in those operations. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 18% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of Perficient.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the voting securities held by our officers, directors, and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws, and Delaware law could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of "blank check" preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these provisions may also discourage acquisition proposals, or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have offices in multiple markets throughout North America and in China, India, and Canada. Our principal executive operations are located in St. Louis, Missouri where we have leased approximately 5,100 square feet for these functions. In late 2013, we entered into a new lease agreement for approximately 31,000 square feet which will consolidate our St. Louis locations, including our principal executive operations.  The transition to the new location will occur over the course of 2014 and is not expected to materially impact the operations of the Company.  We do not own any real property; all of our office space is leased under long-term leases with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

We are involved from time to time in various legal proceedings arising in the ordinary course of business.  Although the outcome of lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect any currently pending matters to have a material adverse effect on the financial position, results of operations, or cash flows of Perficient.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol "PRFT." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2012.

	High	Low
Year Ending December 31, 2013:
First Quarter	$12.38	$11.14
Second Quarter	13.95	10.00
Third Quarter	18.51	12.51
Fourth Quarter	24.11	17.25

Year Ending December 31, 2012:
First Quarter	$12.80	$10.24
Second Quarter	12.95	10.62
Third Quarter	13.54	9.79
Fourth Quarter	12.38	9.78

On March 3, 2014, the last reported sale price of our common stock on The Nasdaq Global Select Market was $20.08 per share. There were approximately 358 stockholders of record of our common stock as of March 3, 2014, including 260 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included in Part III, Item 11 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

In connection with our acquisitions of TriTek, Clear Task and CoreMatrix during 2013, we issued: 483,799 unregistered shares of our common stock to TriTek's principals on May 1, 2013; 144,522 unregistered shares of our common stock to Clear Task on May 17, 2013; and 172,117 unregistered shares of our common stock to CoreMatrix on October 11, 2013. For each of these issuances, we relied on Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended, as the basis for exemption from registration. These shares were issued in separate, privately negotiated transactions and not pursuant to any public solicitation.

Issuer Purchases of Equity Securities

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock. In June 2013, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million at December 31, 2013.  The repurchase program expires December 31, 2014.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $73.8 million (9.0 million shares) of our outstanding common stock through December 31, 2013.
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2013	8,928,670	$8.19	8,928,670	$16,862,119
October 1-31, 2013	-	-	-	$16,862,119
November 1-30, 2013	31,200	19.75	31,200	$16,245,802
December 1-31, 2013	3,085	20.02	3,085	$16,184,041
Ending Balance as of December 31, 2013	8,962,955	$8.24	8,962,955

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2013, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of three acquisitions in each of 2013 and 2012 and two acquisitions in each of 2011 and 2010.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:	(In thousands, except per share information)
Revenues	$373,325	$327,096	$262,439	$214,952	$188,150
Gross margin	$123,099	$103,403	$81,134	$62,767	$48,333
Selling, general and administrative	$77,601	$64,853	$51,672	$45,477	$40,042
Depreciation and amortization	$11,236	$10,078	$8,095	$4,784	$5,750
Acquisition costs	$2,297	$1,871	$1,249	$993	$-
Adjustment to fair value of contingent consideration	$287	$517	$1,586	$(4)	$-
Income from operations	$31,678	$26,084	$18,532	$11,517	$2,541
Net interest (expense) income	$(293)	$(143)	$68	$163	$209
Net other income	$112	$44	$45	$68	$260
Income before income taxes	$31,497	$25,985	$18,645	$11,748	$3,010
Net income	$21,432	$16,107	$10,747	$6,480	$1,463
Basic net income per share	$0.71	$0.54	$0.39	$0.24	$0.05
Diluted net income per share	$0.67	$0.52	$0.37	$0.23	$0.05

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$7,018	$5,813	$9,732	$24,008	$24,302
Working capital (1)	$57,268	$52,277	$51,476	$47,632	$50,205
Long-term investments	$-	$-	$-	$2,254	$3,652
Property and equipment, net	$7,709	$4,398	$3,490	$2,355	$1,278
Goodwill and intangible assets, net	$218,997	$178,286	$142,166	$124,056	$111,773
Total assets	$325,749	$267,194	$223,932	$207,678	$184,810
Long-term debt	$19,000	$2,800	$-	$-	$-
Total stockholders' equity	$259,490	$234,413	$198,959	$177,164	$168,348

(1) Working capital is total current assets less total current liabilities

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report on Form 10-K. This Annual Report on Form 10-K may contain certain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the year ended December 31, 2013 compared to 11% for both years ended December 31, 2012 and 2011. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, management also evaluates whether the services are essential to the functionality of the software and whether management has fair value evidence for each deliverable. If management concludes that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for our professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, office costs, recruiting expense, variable compensation costs, research and development, bad debt, and other miscellaneous expenses.  We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy.  Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions.  Given the economic conditions during 2008 and 2009 we suspended acquisition activity pending improved visibility into the health of the economy.  With the return to growth in 2010, we resumed our disciplined acquisition strategy as evidenced by our acquisitions of Kerdock Consulting, LLC ("Kerdock") in March 2010, speakTECH in December 2010, Exervio Consulting Inc. ("Exervio") in April 2011, JCB Partners, LLC ("JCB") in July 2011, PointBridge Solutions, LLC ("PointBridge") in February 2012, Nascent Systems, LP ("Nascent") in June 2012, Northridge Systems, Inc. ("Northridge") in July 2012, TriTek and Clear Task in May 2013, and CoreMatrix in October 2013.  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2013	2012	2011
Services revenues	87.5%	87.6%	88.8%
Software and hardware revenues	8.1	7.7	6.0
Reimbursable expenses	4.4	4.7	5.2
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	54.4	55.9	56.9
Software and hardware costs	7.1	6.6	5.2
Reimbursable expenses	4.4	4.7	5.2
Other project-related expenses	1.1	1.2	1.8
Total cost of revenues	67.0	68.4	69.1
Services gross margin	36.6	34.8	33.9
Software and hardware gross margin	11.8	14.5	13.5
Total gross margin	33.0	31.6	30.9
Selling, general and administrative	20.8	19.8	19.7
Depreciation and amortization	3.0	3.1	3.1
Acquisition costs	0.6	0.6	0.5
Adjustment to fair value of contingent consideration	0.1	0.2	0.5
Income from operations	8.5	7.9	7.1
Net interest (expense) income	(0.1)	0.0	0.0
Net other income	0.0	0.0	0.0
Income before income taxes	8.4	7.9	7.1
Provision for income taxes	2.7	3.0	3.0
Net income	5.7%	4.9%	4.1%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. Total revenues increased 14% to $373.3 million for the year ended December 31, 2013 from $327.1 million for the year ended December 31, 2012.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
Services Revenues	$326,589	$286,548	$40,041	$27,614	$12,427
Software and Hardware Revenues	30,224	25,188	5,036	606	4,430
Reimbursable Expenses	16,512	15,360	1,152	918	234
Total Revenues	$373,325	$327,096	$46,229	$29,138	$17,091

Services revenues increased 14% to $326.6 million for the year ended December 31, 2013 from $286.5 million for the year ended December 31, 2012.  The increase in services revenues is primarily due to acquisitions during 2013 and 2012.  Services revenues attributable to our base business increased $12.4 million while services revenues attributable to acquired companies increased $27.6 million, resulting in a total increase of $40.0 million.

Software and hardware revenues increased 20% to $30.2 million for the year ended December 31, 2013 from $25.2 million for the year ended December 31, 2012 due to the increase in the volume and magnitude of software renewals as compared to 2012. Reimbursable expenses increased 8% to $16.5 million for the year ended December 31, 2013 from $15.4 million for the year ended December 31, 2012 primarily as a result of the increase in services revenue. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 12% to $250.2 million for the year ended December 31, 2013 from $223.7 million for the year ended December 31, 2012.  The increase in cost of revenues was directly related to the increase in revenues attributable to the Company's base business and through acquisitions.  More specifically, the increase in the cost of revenue is due to the increase in headcount to support the Company's ongoing revenue-producing projects. The average number of colleagues performing services, including subcontractors, increased to 1,725 for the year ended December 31, 2013 from 1,518 for the year ended December 31, 2012.

Gross Margin. Gross margin increased 19% to $123.1 million for the year ended December 31, 2013 from $103.4 million for the year ended December 31, 2012. Gross margin as a percentage of revenues increased to 33.0% for the year ended December 31, 2013 from 31.6% for the year ended December 31, 2012, primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, increased to 36.6% or $119.5 million for the year ended December 31, 2013 from 34.8% or $99.8 million for the year ended December 31, 2012.  The increase in services gross margin was primarily a result of a higher average bill rate. The average bill rate for our professionals increased to $123 per hour for the year ended December 31,  2013 from $119 per hour for the year ended December 31, 2012, primarily due to the improved pricing opportunities as the market for our services continues to improve.  The average bill rate for the year ended December 31, 2013, excluding China and India, was $135 per hour compared to $129 per hour for the year ended December 31,  2012.

Selling, General and Administrative. SG&A expenses increased 20% to $77.6 million for the year ended December 31, 2013 from $64.9 million for the year ended December 31, 2012 due primarily to fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of revenues, increased to 20.8% for the year ended December 31, 2013 from 19.8% for the year ended December 31, 2012.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Increase/ (Decrease)	Percentage Change
Sales-related costs	$24.4	$21.4	$3.0	14%
Salary expense	15.9	13.1	2.8	21
Stock compensation expense	7.9	7.0	0.9	13
Office costs	5.9	4.8	1.1	23
Recruiting expense	4.7	4.1	0.6	15
Variable compensation expense	2.9	1.7	1.2	71
Research and development	1.0	-	1.0	NM
Bad debt expense	0.4	0.7	(0.3)	(43)
Other	14.5	12.1	2.4	20
Total	$77.6	$64.9	$12.7	20%

Depreciation. Depreciation expense increased 45% to $3.3 million for the year ended December 31, 2013 from $2.3 million for the year ended December 31, 2012. The increase in depreciation expense was mainly attributable to increased capital expenditures during 2013 and 2012 and acquisitions.  Depreciation expense as a percentage of revenues was 0.9% and 0.7% for the year ended December 31, 2013 and 2012, respectively.

Amortization. Amortization expense increased 2% to $8.0 million for the year ended December 31, 2013 from $7.8 million for the year ended December 31, 2012. The increase in amortization expense was due to the addition of intangible assets acquired as a result of the Company's acquisition activity during 2013 and 2012.

Acquisition Costs. Acquisition-related costs of $2.3 million were incurred during 2013 related to the acquisition of TriTek, Clear Task, and CoreMatrix compared to $1.9 million during 2012 related to the acquisition of PointBridge, Nascent, and Northridge.  Acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was made during the year ended December 31, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task and CoreMatrix acquisitions.  The adjustment of $0.5 million made during the year ended December 31, 2012 related to the Exervio acquisition.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 32.0% for the year ended December 31, 2013 from 38.0% for the year ended December 31, 2012. The decrease in the effective rate was due primarily to the research and development tax credit for 2013, the research and development tax credit for 2012, which was approved by Congress in January 2013 and recorded in the first quarter of 2013, and the U.S. domestic production deduction for 2010, 2011, 2012, and 2013.

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

Cost of Revenues. Cost of revenues increased 23% to $223.7 million for the year ended December 31, 2012 from $181.3 million for the year ended December 31, 2011.  The increase in cost of revenues was directly related to the increase in revenues, specifically the increase in headcount to support the Company's ongoing revenue-producing projects. The average number of colleagues performing services, including subcontractors, increased to 1,518 for the year ended December 31, 2012 from 1,317 for the year ended December 31, 2011.

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

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Increase/ (Decrease)	Percentage Change
Sales-related costs	$21.4	$14.9	$6.5	44%
Salary expense	13.1	11.3	1.8	16
Stock compensation expense	7.0	6.9	0.1	1
Recruiting expense	4.1	3.9	0.2	5
Variable compensation expense	1.7	0.7	1.0	143
Bad debt expense	0.7	1.0	(0.3)	(30)
Other	16.9	13.0	3.9	30
Total	$64.9	$51.7	$13.2	26%

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2013	2012	2011
Cash, cash equivalents, and investments	$7.0	$5.8	$9.7
Working capital (including cash and cash equivalents) (1)	$57.3	$52.3	$51.5
Amounts available under credit facilities	$55.8	$47.2	$50.0

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 was $46.9 million compared to $39.2 million and $14.3 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, the components of operating cash flows were net income of $21.4 million plus non-cash charges of $21.5 million and net working capital reductions of $3.9 million. The primary components of operating cash flows for the year ended December 31, 2012 were net income of $16.1 million plus non-cash charges of $18.5 million and net working capital reductions of $4.6 million. The primary components of operating cash flow for the year ended December 31, 2011 were net income of $10.7 million plus non-cash charges of $17.6 million, partially offset by investments in working capital of $14.0 million.  Our days sales outstanding as of December 31, 2013 decreased to 74 days compared to 75 and 78 days as of December 31, 2012 and 2011, respectively.

Net Cash Used in Investing Activities

For the year ended December 31, 2013, we used $38.4 million for acquisitions and $8.0 million for purchases of equipment and to develop certain software for internal use including significant efforts associated with the implementation of a new internal enterprise resource planning system expected to be placed in service in 2014. For the year ended December 31, 2012, we used $36.6 million for acquisitions and $2.1 million for purchases of equipment and to develop certain software for internal use.  For the year ended December 31, 2011, we used $19.4 million for acquisitions, $3.0 million primarily on leasehold improvements and to develop certain software, offset by $13.6 million in proceeds received from the sale and maturity of our investments.

Net Cash Provided By Financing Activities

For the year ended December 31, 2013, we received proceeds of $181.2 million from our line of credit and we realized a tax benefit of $2.6 million related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.3 million. We made payments of $165.0 million on our line of credit, used $13.8 million to repurchase shares of our common stock through the stock repurchase program, $4.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.4 million in fees related to our credit facility.  For the year ended December 31, 2012, we received proceeds of $134.9 million from our line of credit and we realized a tax benefit of $1.1 million related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.2 million. We made payments of $132.1 million on our line of credit, used $6.1 million to repurchase shares of our common stock through the stock repurchase program, $1.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.6 million to settle a portion of the contingent consideration for the purchase of Exervio. During the year ended December 31, 2011, we received proceeds of $3.7 million from exercises of stock options and sales of stock through our Employee Stock Purchase Plan and we realized an excess tax benefit of $1.8 million related to vesting of stock awards and stock option exercises.  We used $1.2 million to settle the contingent consideration for the purchase of speakTECH, $11.8 million to repurchase shares of our common stock through the stock repurchase program, $0.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.3 million in fees related to our credit facility.

 Availability of Funds from Line of Credit Facility

On July 31, 2013, we renewed and extended the term of our Credit Agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of  December 31, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

        All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on December 31, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.168% on December 31, 2013) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2013, we had $55.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

At December 31, 2013, we were in compliance with all covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

Stock Repurchase Program

Prior to 2013, our Board of Directors authorized the repurchase of up to $70.0 million of our common stock.  In June 2013, our Board of Directors authorized the repurchase of up to an additional $20.0 million of our common stock for a total repurchase program of $90.0 million at December 31, 2013. The repurchase program expires December 31, 2014.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $73.8 million (9.0 million shares) of our outstanding common stock through December 31, 2013.

Contractual Obligations

For the year ended December, 2013, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2013, there was $19.0 million outstanding under the Credit Agreement as compared to $2.8 million as of December 31, 2012. The amounts are classified as "Long-term debt" within the Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2017.

We have incurred commitments to make future payments under contracts such as leases and the Credit Agreement. Maturities under these contracts are set forth in the following table as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$18,850	$4,063	$7,377	$4,634	$2,776
Total debt	19,000	--	--	19,000	--
Total	$37,850	$4,063	$7,377	$23,634	$2,776

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

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2013 of $7.0 million, approximately $4.0 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. Our policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Accounting Standards Board Accounting Standards Codification ("ASC") Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if we enter into contracts for the sale of services and software or hardware, then we evaluate whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, we also evaluate whether the services are essential to the functionality of the software and we have fair value evidence for each deliverable. If we have concluded that the separation criteria are met, then we account for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"), we perform an annual impairment test of goodwill. We evaluate goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits, but does not require, an assessment of qualitative factors to determine whether it is more likely than not that our fair value is less than our carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that our fair value is less than our carrying amount, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. We elected to go directly to step one rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors.

Our annual goodwill impairment test was performed as of October 1, 2013.  Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

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

Other intangible assets include customer relationships, non-compete arrangements, trade name, customer backlog, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade name, customer backlog, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2013, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, between the U.S. dollar and the Chinese yuan, and between the U.S. dollar and the Indian rupee.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of December 31, 2013, there was $19.0 million outstanding and $55.8 million of available borrowing capacity under our line of credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $19.0 million outstanding on the line of credit as of December 31, 2013, an increase in the interest rate of 100 basis points would add $190,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $7.0 million at December 31, 2013 and $5.8 million at December 31, 2012.  The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$7,018	$5,813
Accounts receivable, net	78,887	69,662
Prepaid expenses	2,569	1,649
Other current assets	6,759	3,717
Total current assets	95,233	80,841
Property and equipment, net	7,709	4,398
Goodwill	193,510	160,936
Intangible assets, net	25,487	17,350
Other non-current assets	3,810	3,669
Total assets	$325,749	$267,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,667	$7,959
Other current liabilities	30,298	20,605
Total current liabilities	37,965	28,564
Long-term debt	19,000	2,800
Other non-current liabilities	9,294	1,417
Total liabilities	$66,259	$32,781

Commitments and contingencies (see Note 12)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 40,843,435 shares issued and 31,341,276 shares outstanding as of December 31, 2013; 39,024,337 shares issued and 30,825,123 shares outstanding as of December 31, 2012)	$41	$39
Additional paid-in capital	297,997	276,201
Accumulated other comprehensive loss	(378)	(306)
Treasury stock, at cost (9,512,545 shares as of December 31, 2013; 8,199,214 shares as of December 31, 2012)	(81,051)	(62,970)
Retained earnings	42,881	21,449
Total stockholders' equity	259,490	234,413
Total liabilities and stockholders' equity	$325,749	$267,194

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31,
	2013	2012	2011
Revenues:	(In thousands, except per share information)
Services	$326,589	$286,548	$233,166
Software and hardware	30,224	25,188	15,624
Reimbursable expenses	16,512	15,360	13,649
Total revenues	373,325	327,096	262,439
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	202,897	182,719	149,243
Software and hardware costs	26,648	21,536	13,521
Reimbursable expenses	16,512	15,360	13,649
Other project-related expenses	4,169	4,078	4,892
Total cost of revenues	250,226	223,693	181,305

Gross margin	123,099	103,403	81,134

Selling, general, and administrative	77,601	64,853	51,672
Depreciation	3,262	2,251	1,754
Amortization	7,974	7,827	6,341
Acquisition costs	2,297	1,871	1,249
Adjustment to fair value of contingent consideration	287	517	1,586
Income from operations	31,678	26,084	18,532

Net interest (expense) income	(293)	(143)	68
Net other income	112	44	45
Income before income taxes	31,497	25,985	18,645
Provision for income taxes	10,065	9,878	7,898

Net income	$21,432	$16,107	$10,747

Basic net income per share	$0.71	$0.54	$0.39
Diluted net income per share	$0.67	$0.52	$0.37
Shares used in computing basic net income per share	30,294	29,536	27,745
Shares used in computing diluted net income per share	31,808	31,086	29,184

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$21,432	$16,107	$10,747
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(72)	(27)	(35)
Net unrealized gain (loss) on investments	-	-	(19)
Comprehensive income	$21,360	$16,080	$10,693

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance at December 31, 2010	27,276	$33	$224,966	$(225)	$(42,205)	$(5,405)	$177,164
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	814	1	3,711	-	-	-	3,712
Net tax benefit from stock option exercises and restricted stock vesting	-	-	1,219	-	-	-	1,219
Stock compensation related to restricted stock vesting and retirement savings plan contributions	929	1	9,177	-	-	-	9,178
Purchases of treasury stock	(1,378)	-	-	-	(12,790)	-	(12,790)
Issuance of stock for acquisitions	1,102	1	9,782	-	-	-	9,783
Net income	-	-	-	-	-	10,747	10,747
Foreign currency translation adjustment	-	-	-	(35)	-	-	(35)
Net unrealized gain on investments	-	-	-	(19)	-	-	(19)
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	56	-	202	-	-	-	202
Net tax benefit from stock option exercises and restricted stock vesting	-	-	855	-	-	-	855
Stock compensation related to restricted stock vesting and retirement savings plan contributions	950	1	9,589	-	-	-	9,590
Purchases of treasury stock and buyback of shares for taxes	(724)	-	-	-	(7,975)	-	(7,975)
Issuance of stock for acquisitions	1,800	2	16,700	-	-	-	16,702
Net income	-	-	-	-	-	16,107	16,107
Foreign currency translation adjustment	-	-	-	(27)	-	-	(27)
Net unrealized loss on investments	-	-	-	-	-	-	-
Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	80	-	332	-	-	-	332
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,578	-	-	-	2,578
Stock compensation related to restricted stock vesting and retirement savings plan contributions	949	-	11,034	-	-	-	11,034
Purchases of treasury stock and buyback of shares for taxes	(1,313)	-	-	-	(18,081)	-	(18,081)
Issuance of stock for acquisitions	800	2	7,852	-	-	-	7,854
Net income	-	-	-	-	-	21,432	21,432
Foreign currency translation adjustment	-	-	-	(72)	-	-	(72)
Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES	(In thousands)
Net income	$21,432	$16,107	$10,747
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,262	2,251	1,754
Amortization	7,974	7,827	6,341
Deferred income taxes	1,604	(613)	531
Non-cash stock compensation and retirement savings plan contributions	11,034	9,590	9,178
Tax benefit from stock option exercises and restricted stock vesting	(2,618)	(1,061)	(1,838)
Adjustment to fair value of contingent consideration for purchase of business	287	517	1,586

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,462	(818)	(7,587)
Other assets	(126)	1,074	(320)
Accounts payable	(361)	2,190	(1,522)
Other liabilities	2,901	2,147	(4,550)
Net cash provided by operating activities	46,851	39,211	14,320

INVESTING ACTIVITIES
Proceeds from maturity of investments	-	-	13,555
Purchase of property and equipment	(4,649)	(1,923)	(2,776)
Capitalization of software developed for internal use	(3,329)	(187)	(179)
Purchase of businesses, net of cash acquired	(38,434)	(36,560)	(19,385)
Net cash used in investing activities	(46,412)	(38,670)	(8,785)

FINANCING ACTIVITIES
Payments for credit facility financing fees	(399)	-	(306)
Proceeds from line of credit	181,150	134,900	14,000
Payments on line of credit	(164,950)	(132,100)	(14,000)
Payment of contingent consideration for purchase of business	-	(556)	(1,244)
Tax benefit from stock option exercises and restricted stock vesting	2,618	1,061	1,838
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	332	202	3,712
Purchases of treasury stock	(13,794)	(6,118)	(11,791)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,287)	(1,857)	(747)
Net cash provided by (used) in financing activities	670	(4,468)	(8,538)
Effect of exchange rate on cash and cash equivalents	96	8	28
Change in cash and cash equivalents	1,205	(3,919)	(2,975)
Cash and cash equivalents at beginning of period	5,813	9,732	12,707
Cash and cash equivalents at end of period	$7,018	$5,813	$9,732

Supplemental disclosures:
Cash paid for interest	$273	$168	$5
Cash paid for income taxes	$7,862	$9,687	$7,810
Non-cash activities:
Stock issued for purchase of businesses (net of stock reacquired for escrow claim)	$7,854	$14,411	$6,616
Stock issued for settlement of contingent consideration for purchase of business	$-	$2,199	$2,915
Estimated fair value of contingent consideration for purchase of business	$5,114	$-	$2,377
Accrued additions to property and equipment	$1,488	$-	$-

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.    Description of Business and Principles of Consolidation

Perficient, Inc. (the "Company") is an information technology consulting firm. The Company helps its clients use Internet-based technologies to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. The Company designs, builds, and delivers solutions using a core set of middleware software products developed by third-party vendors. The Company's solutions enable its clients to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

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
Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with Financial Accounting Standards Board ASC Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company's multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

Further, delivery of software and hardware sales, when sold contemporaneously with services, can generally occur at varying times depending on the specific client project arrangement. Delivery of services generally occurs over a period of time consistent with the timeline as outlined in the client contract.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is based upon specific identification of likely and probable losses. Each accounting period, accounts receivable is evaluated for risk associated with a client's inability to make contractual payments, historical experience, and other currently available information.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes ("ASC Subtopic 740-10"), and ASC Section 740-10-25, Income Taxes – Recognition ("ASC Section 740-10-25").  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Subtopic 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Subtopic 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally one to seven years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"), the Company performs an annual impairment test of goodwill. The Company evaluates goodwill as of October 1 each year and more frequently if events or changes in circumstances indicate that goodwill might be impaired.  ASC Topic 350 permits, but does not require, an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the two-step goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. The Company has elected to go directly to step one rather than making a more-likely-than-not assessment based on an evaluation of qualitative factors.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
        The Company performed its annual impairment test of goodwill as of October 1, 2013. Based on the test performed, the Company's fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated. The Company's fair value was determined by weighting the results of two valuation methods: (1) market capitalization based on the average price of the Company's common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and (2) a discounted cash flow model.  The fair value calculated using the Company's average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company's determination of its overall fair value.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted Accounting Standard Update ("ASU") 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The adoption of ASU 2011-05 did not impact the accounting for comprehensive income, but did affect the presentation of components of comprehensive income by eliminating the practice of showing these items within the Consolidated Statement of Stockholders' Equity.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles – Goodwill and Other. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company's consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of accumulated other comprehensive income ("AOCI").  For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have an impact on the consolidated financial statements of the Company.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
        The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2013	2012	2011
Net income	$21,432	$16,107	$10,747
Basic:
Weighted-average shares of common stock outstanding	30,294	29,536	27,745
Shares used in computing basic net income per share	30,294	29,536	27,745

Effect of dilutive securities:
Stock options	152	194	279
Warrants (1)	-	-	5
Restricted stock subject to vesting	674	621	578
Contingently issuable shares (2)	-	81	222
Shares issuable for acquisition consideration (3)	688	654	355
Shares used in computing diluted net income per share	31,808	31,086	29,184

Basic net income per share	$0.71	$0.54	$0.39
Diluted net income per share	$0.67	$0.52	$0.37

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	1	12	278

(1)	All outstanding warrants expired on December 30, 2011.
(2)	Represents the Company's estimate of shares to be issued to Exervio pursuant to the Asset Purchase Agreement.
(3)	For the year ended December 31, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; (ii) the Asset Purchase Agreement with Nascent; (iii) the Agreement and Plan of Merger with TriTek; (iv) the Asset Purchase Agreement with Clear Task; and (v) the Asset Purchase Agreement with CoreMatrix as part of the consideration. For the year ended December 31, 2012, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with speakTECH; (ii) the Asset Purchase Agreement with PointBridge; (iii) the Asset Purchase Agreement with Nascent; and (iv) the Agreement and Plan of Merger with Northridge as part of the consideration. For the year ended December 31, 2011 this represents the shares held in escrow pursuant to the Agreement and Plan of Merger with speakTECH and pursuant to the Asset Purchase Agreement with Exervio and the Asset Purchase Agreement with JCB as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

4.    Investments

During the second quarter 2011, the Company sold all of its short- and long-term investments to fund acquisition activity. The realized gains and losses for these investments were immaterial. As of December 31, 2013, the Company's investments consisted of cash equivalents with original maturities of three months or less.

5.    Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2013, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company's clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors.  Due to the Company's significant fixed operating expenses, the loss of sales to any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with no one customer providing more than 10% of total revenues for the year ended December 31, 2013, 2012 or 2011.

6.    Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986 (the "Code"). The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of service.  For  2013, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $3.3 million, $3.3 million, and $3.2 million of expense for the matching cash and Company stock contribution in  2013, 2012, and 2011, respectively.  All matching contributions vest over a three-year period of service.

The Company has a deferred compensation plan for officers, directors, and certain sales personnel. The plan is designed to allow eligible participants to accumulate additional income through a nonqualified deferred compensation plan that enables them to make elective deferrals of compensation to which they will become entitled in the future. As of December 31, 2013 and 2012, the deferred compensation liability balance was $2.3 million and $1.7 million, respectively.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
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

Acquisition of Nascent

On June 1, 2012, the Company acquired substantially all of the assets of Nascent pursuant to the terms of an Asset Purchase Agreement.  Nascent was based in Dallas, Texas, and was a full-service software evaluation and implementation firm that specialized in working with the Oracle E-Business Suite and Vertex for sales, use and value added taxes. The acquisition of Nascent allowed the Company significant cross-selling and growth opportunity within the existing client base with Oracle E-Business Suite, as well as extended the Company's presence in Texas, Oklahoma, Louisiana, and Arkansas.

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
DECEMBER 31, 2013
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

Acquisition of TriTek

On May 1, 2013, the Company acquired TriTek, pursuant to the terms of an Agreement and Plan of Merger. TriTek was an IBM-focused enterprise content management and business process management consulting firm. The acquisition of TriTek further enhanced the Company's existing capabilities and further positioned the Company as the IBM solution provider of choice for enterprises across North America.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$11.8
Acquired intangible assets	6.2
Liabilities assumed	(6.2)
Goodwill	9.3
Total purchase price	$21.1

The Company estimated that the intangible assets acquired have useful lives of eight months to eight years.

The amounts above represent the fair value estimates as of December 31, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
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

The Company has initially estimated the total allocable purchase price consideration to be $8.6 million. The purchase price was comprised of $6.0 million in cash paid and $1.2 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. If the contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the Clear Task selling shareholders. The contingent consideration is recorded in "Other current liabilities" on the Consolidated Balance Sheet as of December 31, 2013. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.1
Acquired intangible assets	1.6
Liabilities assumed	(0.8)
Goodwill	5.7
Total purchase price	$8.6

The Company estimated that the intangible assets acquired have useful lives of five months to five years.

The amounts above represent the fair value estimates as of December 31, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of CoreMatrix

On October 11, 2013, the Company acquired CoreMatrix, pursuant to the terms of an Asset Purchase Agreement. CoreMatrix was a salesforce.com cloud computing services and solutions firm. The acquisition of CoreMatrix provides the Company with the comprehensive capacity to sell and deliver salesforce.com solutions across North America.

The Company has initially estimated the total allocable purchase price consideration to be $24.4 million. The purchase price was comprised of $18.5 million in cash paid and $2.5 million of Company common stock issued at closing increased by $3.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the CoreMatrix selling shareholders 12 and 24 months after the closing date of the acquisition. If the first contingency is achieved, 60% of the earnings-based contingent consideration will be paid in cash and 40% will be issued in stock to the CoreMatrix selling shareholders. If the second contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the CoreMatrix selling shareholders. As of December 31, 2013, the contingent consideration is recorded in "Other non-current liabilities" on the Consolidated Balance Sheet, based on when settlement is expected to occur. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
        The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.8
Acquired intangible assets	4.8
Liabilities assumed	(1.3)
Goodwill	17.1
Total purchase price	$24.4

The Company estimated that the intangible assets acquired have useful lives of six months to ten years.

The amounts above represent the fair value estimates as of December 31, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates.  Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the PointBridge, Nascent, Northridge, TriTek, Clear Task, and CoreMatrix operations have been included in the Company's consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of TriTek, Clear Task, and CoreMatrix included in the Company's Consolidated Statements of Operations from the respective acquisition dates to December 31, 2013 are as follows (in thousands):

Acquisition Date to December 31, 2013
Revenues	$21,095
Net income	$2,260

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with TriTek, Clear Task, and CoreMatrix for the year ended December 31, 2013 and PointBridge, Nascent, Northridge, TriTek, Clear Task, and CoreMatrix for the year ended December 31, 2012, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming TriTek, Clear Task, and CoreMatrix were acquired as of the beginning of 2012 and PointBridge, Nascent, and Northridge were acquired as of the beginning of 2011. These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2012 or January 1, 2011 or of future results of operations of the consolidated entities (in thousands except per share data):

	December 31,
	2013	2012
Revenues	$396,486	$379,049
Net income	$25,041	$16,312
Basic net income per share	$0.80	$0.53
Diluted net income per share	$0.78	$0.50
Shares used in computing basic net income per share	31,315	31,046
Shares used in computing dilute net income per share	32,141	32,394

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
8.    Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	2013	2012
Balance, beginning of year	$160,936	$132,038
Preliminary purchase price allocations for acquisitions (Note 7)	32,041	29,132
Purchase accounting adjustments	533	(234)
Balance, end of year	$193,510	$160,936

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$31,156	$(10,835)	$20,321	$22,682	$(7,299)	$15,383
Non-compete agreements	1,477	(715)	762	1,156	(425)	731
Customer backlog	402	(170)	232	306	(184)	122
Trade name	159	(83)	76	265	(204)	61
Internally developed software	4,604	(508)	4,096	1,642	(589)	1,053
Total	$37,798	$(12,311)	$25,487	$26,051	$(8,701)	$17,350

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	2 – 5 years
Customer backlog	6 – 8 months
Internally developed software	1 – 7 years
Trade name	1 year

The weighted average amortization periods for customer relationships and non-compete agreements are five years. Total amortization expense for the years ended December 31, 2013, 2012, and 2011 was approximately $8.0 million, $7.8 million, and $6.3 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2014	$7,631
2015	$5,824
2016	$4,770
2017	$2,411
2018	$1,459
Thereafter	$3,392

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
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

Stock option activity for the year ended December 31, 2013 was as follows (in thousands, except exercise price and remaining contractual terms information):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (In Years) (1)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	303	$5.08	1.69	$2,027
Options exercised (2)	(71)	2.56		$978
Options canceled	(10)	0.63
Options outstanding at December 31, 2013	222	$6.08	0.94	$3,845
Options vested, December 31, 2013	222	$6.08	0.94	$3,845

(1)     Generally stock options have a maximum contractual term of 10 years.
(2)     The total aggregate intrinsic value of stock options exercised during 2012 and 2011 was $0.4 million and $5.6 million, respectively.

Restricted stock activity for the year ended December 31, 2013 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2012	1,939	$9.93
Awards granted (1)	705	$14.62
Awards vested (2)	(833)	$9.17
Awards forfeited	(112)	$10.10
Restricted stock awards outstanding at December 31, 2013	1,699	$12.13

(1)	The weighted average grant date fair value of shares granted during 2012 and 2011 was $11.31 and $10.31, respectively.
(2)	The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $13.4 million, $9.7 million and $7.8 million, respectively.

The Company recognized $11.1 million, $9.6 million, and $9.2 million of share-based compensation expense during 2013, 2012 and 2011, respectively, which included $1.7 million, $1.4 million, and $1.1 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2013, 2012 and 2011 was $3.6 million, $3.2 million, and $3.1 million, respectively. As of December 31,  2013, there was $15.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three to five year requisite service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "ESPP") was initiated January 1, 2006 and is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2013, approximately 9,600 shares were purchased under the ESPP.

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

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
10.  Line of Credit

On July 31, 2013, we renewed and extended the term of our Credit Agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  December 31, 2013, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on December 31, 2013) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.168% on December 31, 2013) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2013, we had $55.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00.

At December 31, 2013, the Company was in compliance with all covenants under the Credit Agreement.

11.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute has passed on returns for the years through 2008. As of December 31, 2013, the IRS has proposed no significant adjustments to any of the Company's tax positions. The Company's 2011 U.S. income tax return is currently under examination by the IRS.

As of December 31, 2013, the Company had U.S. Federal tax net operating loss carry forwards of approximately $3.9 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$7,292	$8,405	$6,358
State	883	1,704	996
Foreign	286	382	13
Total current	8,461	10,491	7,367

Deferred:
Federal	1,455	(581)	487
State	149	(32)	44
Total deferred	1,604	(613)	531
Total provision for income taxes	$10,065	$9,878	$7,898

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
The components of pretax income for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$29,280	$23,533	$17,614
Foreign	2,217	2,452	1,031
Total	$31,497	$25,985	$18,645

For the year ended December 31, 2013, 2012, and 2011, foreign operations included Canada, China, and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities	$1,172	$849
Bad debt reserve	365	280
Net operating losses	1,510	1,908
Deferred compensation	2,728	1,936
Intangibles	2,101	3,256
Acquisition-related costs	490	529
Total deferred tax assets	8,366	8,758
Deferred tax liabilities:
Prepaid expenses	829	421
Equity in undistributed foreign earnings	125	125
Goodwill	7,594	5,893
Accrued liabilities	-	18
Fixed assets	1,372	786
Total deferred tax liabilities	9,920	7,243

Net deferred tax (liability) asset	$(1,554)	$1,515

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

The federal corporate statutory tax rate is reconciled to the Company's effective income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	34.6%
State taxes, net of federal benefit	4.3	4.4	4.1
Effect of foreign operations	(1.3)	(1.8)	(0.9)
Stock compensation	1.7	1.8	1.4
Non-deductible acquisition costs	0.2	0.8	2.1
Research and development tax credit	(5.7)	(2.7)	-
U.S. domestic production deduction	(3.1)	-	-
Other	0.9	0.5	1.1
Effective tax rate	32.0%	38.0%	42.4%

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
The effective income tax rate decreased to 32.0% for the year ended December 31, 2013 from 38.0% for the year ended December 31, 2012 primarily due to the research and development tax credit for 2013, the research and development tax credit for 2012, which was approved by Congress in January 2013 and recorded in the first quarter of 2013, and the U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.5 million and $0.1 million as of December 31, 2013 and 2012, respectively. If the Company's assessment of unrecognized tax benefits is not representative of actual outcomes, the Company's financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$79	$-
Unrecognized tax benefits related to current year	440	79
Balance at end of year	$519	$79

12.  Commitments and Contingencies

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2013 are as follows (in thousands):

Operating Leases
2014	$4,063
2015	3,849
2016	3,528
2017	2,959
2018	1,675
Thereafter	2,776
Total minimum lease payments	$18,850

Rent expense for the years ended December 31, 2013, 2012, and 2011 was approximately $4.9 million, $3.8 million, and $2.9 million, respectively.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
DECEMBER 31, 2013
13.  Balance Sheet Components

	December 31,
	2013	2012
	(In thousands)
Accounts receivable:
Accounts receivable	$56,376	$49,661
Unbilled revenues	23,274	20,725
Allowance for doubtful accounts	(763)	(724)
Total	$78,887	$69,662

Property and Equipment:
Computer hardware (useful life of 3 years)	$8,104	$6,906
Furniture and fixtures (useful life of 5 years)	1,891	2,046
Leasehold improvements (useful life of 5 years)	1,997	1,775
Software (useful life of 1 to 7 years)	6,042	2,006
Less: Accumulated depreciation	(10,325)	(8,335)
Total	$7,709	$4,398

Other current liabilities:
Accrued variable compensation	$13,467	$9,846
Deferred revenues	3,590	2,974
Payroll related costs	2,035	1,193
Accrued subcontractor fees	2,551	2,294
Accrued medical claims expense	1,296	1,145
Acquired liabilities	1,680	64
Estimated fair value of contingent consideration liability (Note 7)	1,606	-
Other current liabilities	4,073	3,089
Total	$30,298	$20,605

Other non-current liabilities:
Deferred compensation liability	$2,160	$1,383
Deferred income taxes	2,345	-
Estimated fair value of contingent consideration liability (Note 7)	3,508	-
Other non-current liabilities	1,281	34
Total	$9,294	$1,417

14.  Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$724	$1,057	$228
Charges to expense	280	744	1,037
Uncollected balances written off, net of recoveries	(241)	(1,077)	(208)
Balance, end of year	$763	$724	$1,057

15.  Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2013 and 2012. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Total revenues	$84,935	$94,167	$96,758	$97,465
Gross margin	25,514	30,598	33,863	33,124
Income from operations	5,208	7,538	10,346	8,586
Income before income taxes	5,249	7,402	10,257	8,590
Net income	4,123	4,562	7,234	5,513
Basic net income per share	0.14	0.15	0.24	0.18
Diluted net income per share	0.13	0.14	0.23	0.17

	Three Months Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Total revenues	$74,698	$81,796	$87,474	$83,128
Gross margin	22,647	26,757	28,227	25,772
Income from operations	4,955	6,554	7,537	7,038
Income before income taxes	4,988	6,527	7,449	7,021
Net income	2,986	3,603	5,142	4,376
Basic net income per share	0.10	0.12	0.17	0.14
Diluted net income per share	0.10	0.12	0.16	0.14

16.  Subsequent Event

On February 10, 2014, the Company acquired ForwardThink Group Inc. ("ForwardThink"), a financial services and solutions consulting firm, pursuant to the terms of an Agreement and Plan of Merger, for approximately $46.0 million, of which approximately $30.0 million was cash and $16.0 was Company common stock issued at closing. The acquisition of ForwardThink expands the Company's financial services vertically in the New York area.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of ForwardThink. As of March 6, 2014, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.  Acquisition costs for the year ended December 31, 2013 were immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:
We have audited the accompanying consolidated  balance sheets of Perficient, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
The Company acquired TriTek Solutions, Inc. (“TriTek”) and Clear Task, Inc. (“Clear Task”) in May 2013 and CoreMatrix Systems, LLC (“CoreMatrix”) in October 2013, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, TriTek's, Clear Task's, and CoreMatrix's internal control over financial reporting associated with 15% and 6% of the Company's total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company as of December 31, 2013 also excluded an evaluation of the internal control over financial reporting of TriTek, Clear Task, and CoreMatrix.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Perficient, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

St. Louis, Missouri
March 5, 2014

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's principal executive and principal financial officers have determined that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

The Company acquired TriTek and Clear Task in May 2013 and CoreMatrix in October 2013. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In total, TriTek, Clear Task, and CoreMatrix represented 15% and 6% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2013. Excluding identifiable intangible assets and goodwill recorded in the business combination, TriTek, Clear Task, and CoreMatrix represented 2% of the Company's total assets as of December 31, 2013.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	49	President and Chief Executive Officer
Kathryn J. Henely	49	Chief Operating Officer
Paul E. Martin	53	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board on September 1, 2009.  He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company's President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by Perficient. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts.  Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc.  Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed as the Company's Chief Operating Officer on November 3, 2009.  Ms. Henely joined the Company as a Director in the St. Louis office following its acquisition of Vertecon in April 2002.  Ms. Henely was the General Manager of the St. Louis office and the Vice President for the Company's largest business group, which included several local and national business units along with the Company's offshore development center in China. Prior to her appointment to Chief Operating Officer she actively participated in the due diligence and integration of several acquisitions within her business group.  Additionally, she led the establishment of the Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

Paul E. Martin joined the Company in August 2006 as Chief Financial Officer, Treasurer and Secretary. From August 2004 until February 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. ("Charter"), a publicly traded multi-billion dollar in revenue domestic cable television multi-system operator. From April 2002 through April 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter's Vice President and Corporate Controller from March 2000 to April 2002. Prior to Charter, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products with multi-billion dollar revenue. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri – St. Louis.  Mr. Martin is also a member of the board of the St. Louis chapter of Autism Speaks.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions "Directors and Executive Officers," "Composition and Meetings of the Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Codes of Conduct and Ethics

Information on this subject is found in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Audit Committee of the Board of Directors

Information on this subject is found in the Proxy Statement under the caption "Compensation and Meetings of the Board of Directors and Committees" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 11.	Executive Compensation.

           Information on this subject is found in the Proxy Statement under the captions "Compensation of Directors," "Compensation of Executive Officers," "Directors and Executive Officers," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information on this subject is found in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management," "Directors and Executive Officers," and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

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

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 6, 2014	Paul E. Martin
Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey S. Davis and Paul E. Martin, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 6, 2014
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 6, 2014
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 6, 2014
Ralph C. Derrickson

/s/ John S. Hamlin	Director	March 6, 2014
John S. Hamlin

/s/ James R. Kackley	Director	March 6, 2014
James R. Kackley

/s/ David S. Lundeen	Director	March 6, 2014
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among CoreMatrix System, LLC, Frank McMahon and Paul Nix and Perficient, Inc. dated as of October 11, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) on October 16, 2013 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of February 10, 2014, by and among Perficient, Inc., Garden MS Co., ForwardThink Group Inc., each of the Principals and Robert Shinbrot, in his capacity as the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) on February 11, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A (File No. 001-15169) on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.6†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference

10.7†
Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A (File No. 001-15169) on April 19, 2012 and incorporated herein by reference

10.8†
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed December 23, 2011 and incorporated herein by reference

10.9†
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed December 23, 2011 and incorporated herein by reference

10.10†
Second Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and US Bank, N.A., and Perficient, Inc. dated effective as of July 31, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.