Form 10-Q
period 2014-03-31
PERFICIENT INC
filed 2014-05-08
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-15169
PERFICIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 74-2853258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Maryville University Drive
Suite 600
Saint Louis, Missouri 63141
(Address of principal executive offices)
(314) 529-3600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2014, there were 34,560,399 shares of Common Stock outstanding.

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$4,731	$7,018
Accounts receivable, net	86,242	78,887
Prepaid expenses	2,813	2,569
Other current assets	6,373	6,759
Total current assets	100,159	95,233
Property and equipment, net	7,578	7,709
Goodwill	221,596	193,510
Intangible assets, net	43,330	25,487
Other non-current assets	3,861	3,810
Total assets	$376,524	$325,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,674	$7,667
Other current liabilities	25,718	30,298
Total current liabilities	32,392	37,965
Long-term debt	50,000	19,000
Other non-current liabilities	17,016	9,294
Total liabilities	$99,408	$66,259

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 41,871,305 shares issued and 32,240,898 shares outstanding as of March 31, 2014; 40,843,435 shares issued and 31,341,276 shares outstanding as of December 31, 2013)	$42	$41
Additional paid-in capital	314,988	297,997
Accumulated other comprehensive loss	(460)	(378)
Treasury stock, at cost (9,629,425 shares as of March 31, 2014; 9,512,545 shares as of December 31, 2013)	(83,380)	(81,051)
Retained earnings	45,926	42,881
Total stockholders' equity	277,116	259,490
Total liabilities and stockholders' equity	$376,524	$325,749

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except share and per share information)
Revenues
Services	$88,489	$73,567
Software and hardware	5,003	7,844
Reimbursable expenses	3,678	3,524
Total revenues	97,170	84,935
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	56,745	47,681
Software and hardware costs	4,502	7,216
Reimbursable expenses	3,678	3,524
Other project related expenses	786	1,000
Total cost of revenues	65,711	59,421

Gross margin	31,459	25,514

Selling, general and administrative	20,683	17,871
Depreciation	912	683
Amortization	2,736	1,777
Acquisition costs	1,493	(25)
Adjustment to fair value of contingent consideration	214	-
Income from operations	5,421	5,208

Net interest expense	(167)	(5)
Net other income	20	46
Income before income taxes	5,274	5,249
Provision for income taxes	2,229	1,126

Net income	$3,045	$4,123

Basic net income per share	$0.10	$0.14
Diluted net income per share	$0.09	$0.13
Shares used in computing basic net income per share	30,729	30,292
Shares used in computing diluted net income per share	32,628	31,501

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net income	$3,045	$4,123
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustment	(82)	(124)
Comprehensive income	$2,963	$3,999

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2014
(Unaudited)
(In thousands)

				Accumulated
	Common	Common	Additional	Other			Total
	Stock	Stock	Paid-in	Comprehensive	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity

Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	35	--	223	--	--	--	223
Net tax benefit from stock option exercises and restricted stock vesting	--	--	491	--	--	--	491
Stock compensation related to restricted stock vesting and retirement savings plan contributions	240	--	3,053	--	--	--	3,053
Purchase of treasury stock and buyback of shares for taxes	(117)	--	--	--	(2,329)	--	(2,329)
Issuance of stock for acquisitions	742	1	13,224	--	--	--	13,225
Net income	--	--	--	--	--	3,045	3,045
Foreign currency translation adjustment	--	--	--	(82)	--	--	(82)
Balance at March 31, 2014	32,241	$42	$314,988	$(460)	$(83,380)	$45,926	$277,116

See accompanying notes to interim unaudited condensed consolidated financial statements.

 Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

OPERATING ACTIVITIES
Net income	$3,045	$4,123
Adjustments to reconcile net income to net cash used in operations:
Depreciation	912	683
Amortization	2,736	1,777
Deferred income taxes	1,097	582
Non-cash stock compensation and retirement savings plan contributions	3,053	2,608
Tax benefit from stock option exercises and restricted stock vesting	(492)	(227)
Adjustment to fair value of contingent consideration for purchase of business	214	-

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,439)	(1,742)
Other assets	391	(1,862)
Accounts payable	(992)	(1,429)
Other liabilities	(9,712)	(5,031)
Net cash used in operating activities	(3,187)	(518)

INVESTING ACTIVITIES
Purchase of property and equipment	(697)	(2,263)
Capitalization of software developed for internal use	(1,244)	(221)
Purchase of business, net of cash acquired	(26,516)	(477)
Net cash used in investing activities	(28,457)	(2,961)

FINANCING ACTIVITIES
Proceeds from line of credit	70,000	21,850
Payments on line of credit	(39,000)	(18,650)
Tax benefit on stock option exercises and restricted stock vesting	492	227
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	223	43
Purchases of treasury stock	(610)	(1,354)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(1,719)	(320)
Net cash provided by financing activities	29,386	1,796
Effect of exchange rate on cash and cash equivalents	(29)	18
Change in cash and cash equivalents	(2,287)	(1,665)
Cash and cash equivalents at beginning of period	7,018	5,813
Cash and cash equivalents at end of period	$4,731	$4,148

Supplemental disclosures:
Cash paid for income taxes	$458	$574
Cash paid for interest	$124	$3

Non-cash activity:
Stock issued for purchase of business	$13,225	$-
Estimated fair value of contingent consideration for purchase of business	$127	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 may not be indicative of the results for the full fiscal year ending December 31, 2014.

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

Stock Award Plans

The Company made various award grants under the Perficient, Inc. 2009 Long-Term Incentive Plan. In May 2012, at the recommendation of the Company's Board of Directors, the Company's stockholders approved the Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the "Incentive Plan"). The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 2.5 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2014 and 2013 was approximately $3.2 million and $2.6 million, respectively, which included $0.5 and $0.4 million, respectively, of expense for retirement savings plan contributions.  The associated current and future income tax benefits recognized were $1.0 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there was $19.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the three months ended March 31, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	222	$6.08
Options exercised	(32)	5.19
Options canceled	-	-
Options outstanding at March 31, 2014	190	6.23
Options vested at March 31, 2014	190	$6.23

Restricted stock activity for the three months ended March 31, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2013	1,699	$12.13
Awards granted	290	20.82
Awards vested	(212)	11.44
Awards forfeited	(22)	14.13
Restricted stock awards outstanding at March 31, 2014	1,755	$13.55

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2014	2013
Net income	$3,045	$4,123
Basic:
Weighted-average shares of common stock outstanding	30,729	30,292
Shares used in computing basic net income per share	30,729	30,292
Effect of dilutive securities:
Stock options	131	164
Restricted stock subject to vesting	699	536
Shares issuable for acquisition consideration (1)	1,069	509
Shares used in computing diluted net income per share	32,628	31,501

Basic net income per share	$0.10	$0.14
Diluted net income per share	$0.09	$0.13

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	2

(1)	For the three months ended March 31, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Asset Purchase Agreement with Nascent Systems, LP ("Nascent"); (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iv) the Asset Purchase Agreement with Clear Task, Inc. ("Clear Task"); (v) the Asset Purchase Agreement with CoreMatrix Systems, LLC ("CoreMatrix"); and (vi) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink") as part of the consideration. For the three months ended March 31, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; and (ii) the Asset Purchase Agreement with Nascent as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2014 were as follows (in thousands):

Operating Leases
2014 remaining	$3,329
2015	4,257
2016	3,911
2017	3,118
2018	1,675
Thereafter	2,776
Total minimum lease payments	$19,066

6. Balance Sheet Components

	March 31,	December 31,
	2014	2013
	(in thousands)
Accounts receivable:
Accounts receivable	$53,691	$56,376
Unbilled revenues	33,201	23,274
Allowance for doubtful accounts	(650)	(763)
Total	$86,242	$78,887

Property and equipment:
Computer hardware (useful life of 3 years)	$8,473	$8,104
Furniture and fixtures (useful life of 5 years)	1,999	1,891
Leasehold improvements (useful life of 5 years)	2,033	1,997
Software (useful life of 1 to 7 years)	6,124	6,042
Less: Accumulated depreciation	(11,051)	(10,325)
Total	$7,578	$7,709

Other current liabilities:
Accrued variable compensation	$6,857	$13,467
Deferred revenue	3,696	3,590
Payroll related costs	1,588	2,035
Accrued subcontractor fees	3,222	2,551
Accrued medical claims expense	1,625	1,296
Acquired liabilities	2,533	1,680
Estimated fair value of contingent consideration liability (1)	1,680	1,606
Other current liabilities	4,517	4,073
Total	$25,718	$30,298

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$12.1
Acquired intangible assets	6.2
Liabilities assumed	(6.3)
Goodwill	9.1
Total purchase price	$21.1

The Company estimated that the intangible assets acquired have useful lives of eight months to eight years.

The amounts above represent the fair value estimates as of March 31, 2014 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Clear Task

On May 17, 2013, the Company acquired Clear Task, pursuant to the terms of an Asset Purchase Agreement. Clear Task provided salesforce.com implementations and customizations for enterprise customers. Clear Task's professionals helped clients implement Service Cloud, Sales Cloud, Chatter and platform engagement solutions to strengthen customer, employee and partner relationships, and maintain their competitive advantage. The acquisition of Clear Task further expanded the Company's cloud capabilities to include offerings from each of the world's leading cloud computing providers - IBM, Microsoft, Oracle and salesforce.com.

The Company has initially estimated the total allocable purchase price consideration to be $8.6 million. The purchase price was comprised of $6.0 million in cash paid and $1.2 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. If the contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the Clear Task selling shareholders. The contingent consideration is recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2014. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

The amounts above represent the fair value estimates as of March 31, 2014 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of CoreMatrix

On October 11, 2013, the Company acquired CoreMatrix, pursuant to the terms of an Asset Purchase Agreement. CoreMatrix was a salesforce.com cloud computing services and solutions firm. The acquisition of CoreMatrix provides the Company with the comprehensive capacity to sell and deliver salesforce.com solutions across North America.

The Company has initially estimated the total allocable purchase price consideration to be $24.4 million. The purchase price was comprised of $18.5 million in cash paid and $2.5 million of Company common stock issued at closing increased by $3.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the CoreMatrix selling shareholders 12 and 24 months after the closing date of the acquisition. If the first contingency is achieved, 60% of the earnings-based contingent consideration will be paid in cash and 40% will be issued in stock to the CoreMatrix selling shareholders. If the second contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the CoreMatrix selling shareholders. As of March 31, 2014, the contingent consideration is recorded in "Other non-current liabilities" on the Consolidated Balance Sheet, based on when settlement is expected to occur. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.1
Acquired intangible assets	4.8
Liabilities assumed	(1.6)
Goodwill	17.1
Total purchase price	$24.4

The Company estimated that the intangible assets acquired have useful lives of six months to ten years.

The amounts above represent the fair value estimates as of March 31, 2014 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expands the Company's financial services vertically, including the Company's presence in the New York area.

The Company has initially estimated the total allocable purchase price consideration to be $39.9 million. The purchase price was comprised of $26.7 million in cash paid and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as stock compensation expense within the Condensed Consolidated Statements of Operations in accordance with ASC 718.  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.5
Acquired intangible assets	19.3
Liabilities assumed	(12.2)
Goodwill	28.3
Total purchase price	$39.9

The Company estimated that the intangible assets acquired have useful lives of eleven months to six years.

The amounts above represent the fair value estimates as of March 31, 2014 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the ForwardThink operations have been included in the Company's condensed consolidated financial statements since the acquisition date.

The amounts of revenue and net income of ForwardThink included in the Company's Condensed Consolidated Statements of Operations from the acquisition date to March 31, 2014 are as follows (in thousands):

Acquisition Date to March 31, 2014

Revenues	$4,124
Net income	$192

Acquisition of BioPharm Systems, Inc.

            On April 1, 2014, the Company acquired substantially all of the assets of BioPharm Systems, Inc., a California corporation, and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation, pursuant to the terms of an Asset Purchase Agreement and a Stock Purchase Agreement.  Refer to Note 11, Subsequent Events, for further discussion.

Acquisition of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited

On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited, pursuant to the terms of an Asset Purchase Agreement.  Refer to Note 11, Subsequent Events, for further discussion.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with ForwardThink for the three months ended March 31, 2014 and TriTek, Clear Task, CoreMatrix, and ForwardThink for the three months ended March 31, 2013, after giving effect to certain pro-forma adjustments and assuming ForwardThink was acquired as of the beginning of 2013 and TriTek, Clear Task, and CoreMatrix were acquired as of the beginning of 2012.

These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2013 or January 1, 2012 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended
	March 31,
	2014	2013
Revenues	$100,820	$103,978
Net income	$4,385	$3,992
Basic net income per share	$0.14	$0.12
Diluted net income per share	$0.13	$0.12
Shares used in computing basic net income per share	32,136	32,343
Shares used in computing diluted net income per share	32,966	33,044

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

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from six months to ten years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Balance at December 31, 2013	$193,510
Preliminary purchase price allocations for acquisitions (Note 7)	28,279
Purchase accounting adjustments	(193)
Balance at March 31, 2014	$221,596

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$46,815	$(11,506)	$35,309	$31,156	$(10,835)	$20,321
Non-compete agreements	1,706	(755)	951	1,477	(715)	762
Customer backlog	2,328	(639)	1,689	402	(170)	232
Trade name	271	(137)	134	159	(83)	76
Internally developed software	5,848	(601)	5,247	4,604	(508)	4,096
Total	$56,968	$(13,638)	$43,330	$37,798	$(12,311)	$25,487

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	6 – 11 months

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of its credit agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Lenders"). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of March 31, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on March 31, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.15% on March 31, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2014, the Company had $24.8 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

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

At March 31, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

Refer to Note 11, Subsequent Events, for further discussion regarding an amendment to the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2009. The Company's 2011 U.S. income tax return is currently under examination by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.5 million as of March 31, 2014.

The Company's effective tax rate was 42.3% for the three months ended March 31, 2014 compared to 21.5% for the three months ended March 31, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. In addition to the research and development tax credit and U.S. domestic production deduction, the difference between the Company's federal statutory rate of 35% and the effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation, 50% of meals and entertainment expenses, and transaction costs.  As of March 31, 2014, the Company's net current deferred tax asset was $0.1 million and its net non-current deferred tax liability was $9.7 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2014.

11.  Subsequent Events

Acquisition of BioPharm Systems, Inc.

                      On April 1, 2014, the Company acquired substantially all of the assets of BioPharm Systems, Inc., a California corporation ("California BioPharm"), and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation (together with California BioPharm, "BioPharm"), pursuant to the terms of an Asset Purchase Agreement and a Stock Purchase Agreement, for approximately $17.6 million, of which approximately $11.4 million was cash paid at closing and $6.2 million was Company common stock placed in escrow at closing. BioPharm was a business and information technology consulting firm focused on the life sciences industry. The acquisition of BioPharm expands the Company's industry vertical expertise with the addition of a dedicated life sciences vertical.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of BioPharm. As of May 8, 2014, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.  Acquisition costs for the three months ended March 31, 2014 were approximately $0.2 million.

Acquisition of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited

On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited, pursuant to the terms of an Asset Purchase Agreement, for approximately $13.7 million, of which approximately $12.7 million was cash paid at closing and $1.0 million was Company common stock placed in escrow at closing. Trifecta was a business and information technology consulting firm focused on IBM WebSphere Commerce solutions. The acquisition of Trifecta expands our ability to deliver larger, more powerful commerce solutions.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Trifecta. As of May 8, 2014, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill.  Acquisition costs for the three months ended March 31, 2014 were immaterial.

Amendment to the Credit Agreement

The Company and the Lenders entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the "Amendment"), pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $15.0 million, effective as of May 7, 2014, thereby allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Credit Agreement provides for an aggregate commitment increase of up to $25.0 million, including the $15.0 million increase effected by the Amendment.

12.  Recent Accounting Pronouncements

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements may sometimes be identified by such words as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under Risk Factors in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the "Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for the three months ended March 31, 2014 and 2013. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, recruiting expense, office costs, bad debts, variable compensation costs, research and development costs, and other miscellaneous expenses. We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

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

Results of Operations

Three Months Ended March 31, 2014 compared to three months ended March 31, 2013

Revenues. Total revenues increased 14% to $97.2 million for the three months ended March 31, 2014 from $84.9 million for the three months ended March 31, 2013.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$88,489	$73,567	$14,922	$11,606	$3,316
Software and Hardware Revenues	5,003	7,844	(2,841)	63	(2,904)
Reimbursable Expenses	3,678	3,524	154	166	(12)
Total Revenues	$97,170	$84,935	$12,235	$11,835	$400

Services revenues increased 20% to $88.5 million for the three months ended March 31, 2014 from $73.6 million for the three months ended March 31, 2013. Services revenues attributable to our base business increased by $3.3 million while services revenues attributable to acquired companies increased $11.6 million, resulting in a total increase of $14.9 million.

Software and hardware revenues decreased 36% to $5.0 million for the three months ended March 31, 2014 from $7.8 million for the three months ended March 31, 2013 primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses increased 4% to $3.7 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 11% to $65.7 million for the three months ended March 31, 2014 from $59.4 million for the three months ended March 31, 2013.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 18% to $57.5 million for the three months ended March 31, 2014 from $48.7 million due to an increase in revenue as noted above.  Software and hardware costs decreased 38% to $4.5 million for the three months ended March 31, 2014 from $7.2 million for the three months ended March 31, 2013, as a result of the decrease in software license sales.

Gross Margin. Gross margin increased 23% to $31.5 million for the three months ended March 31, 2014 from $25.5 million for the three months ended March 31, 2013. Gross margin as a percentage of revenues increased to 32.4% for the three months ended March 31, 2014 from 30.0% for the three months ended March 31, 2013. Services gross margin, excluding reimbursable expenses, increased to 35.0% or $31.0 million for the three months ended March 31, 2014 from 33.8% or $24.9 million for the three months ended March 31, 2013. The increase in services gross margin is primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $132 per hour for the three months ended March 31, 2014 from $121 per hour for the three months ended March 31, 2013, primarily due to improved pricing opportunities. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended March 31, 2014, was $143 per hour compared to $132 per hour for the three months ended March 31, 2013.

Selling, General and Administrative. SG&A expenses increased 16% to $20.7 million for the three months ended March 31, 2014 from $17.9 million for the three months ended March 31, 2013 primarily due to an increase in sales and marketing related costs.  SG&A expenses, as a percentage of revenues, increased slightly to 21.3% for the three months ended March 31, 2014 from 21.0% for the three months ended March 31, 2013.

Depreciation. Depreciation expense increased 34% to $0.9 million for the three months ended March 31, 2014 from $0.7 million for the three months ended March 31, 2013. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 0.9% for the three months ended March 31, 2014 and 0.8% for the three months ended March 31, 2013.

Amortization. Amortization expense increased 54% to $2.7 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2013 and 2014. Amortization expense as a percentage of revenues was 2.8% for the three months ended March 31, 2014 and 2.1% for the three months ended March 31, 2013.

Acquisition Costs. Acquisition-related costs were $1.5 million for the three months ended March 31, 2014 and were related to the acquisitions of ForwardThink Group Inc. ("ForwardThink") and substantially all of the assets of BioPharm Systems, Inc., a California corporation, and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation. These acquisition-related costs were incurred for legal, accounting, and valuation services performed by third parties. Acquisition-related costs were immaterial for the three months ended March 31, 2013.

Adjustment to Fair Value of Contingent Consideration. $0.2 million was recorded during the three months ended March 31, 2014 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task, Inc. and CoreMatrix Systems, LLC acquisitions. No adjustments to fair value of contingent consideration were recorded during the three months ended March 31, 2013.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.3% for the three months ended March 31, 2014 from 21.5% for the three months ended March 31, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. Our effective rate for the three months ended March 31, 2013 included the impact of the research and development tax credit for 2012 and 2013 which was enacted for both years in January 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of March 31, 2014	As of December 31, 2013
Cash, cash equivalents and investments	$4.7	$7.0
Working capital (including cash and cash equivalents) (1)	$67.8	$57.3
Amounts available under credit facilities	$24.8	$55.8

(1) Working capital is total current assets less total current liabilities

 Net Cash Used in Operating Activities

Net cash used by operating activities for the three months ended March 31, 2014 was $3.2 million compared to net cash used in operating activities of $0.5 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, the primary components of operating cash flows were net income of $3.0 million plus non-cash charges of $7.5 million, offset by working capital investments of $13.7 million.  The primary components of operating cash flows for the three months ended March 31, 2013 were net income of $4.1 million plus non-cash charges of $5.4 million, offset by working capital investments of $10.0 million.

Net Cash Used In Investing Activities

During the three months ended March 31, 2014, we used $26.5 million for acquisition purchases and $1.9 million to purchase property and equipment and to develop certain software for internal use. During the three months ended March 31, 2013, we used $0.5 million for acquisition purchases and $2.5 million for purchases of equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2014, we drew down $70.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.7 million. We repaid $39.0 million on our line of credit, used $0.6 million to repurchase shares of our common stock through the stock repurchase program and $1.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the three months ended March 31, 2013, we borrowed $21.9 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.3 million. We repaid $18.7 million on our line of credit, used $1.4 million to repurchase shares of our common stock through the stock repurchase program and used $0.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On July 31, 2013, the Company renewed and extended the term of its credit agreement (the "Credit Agreement") with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Lenders"). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time. Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of March 31, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on March 31, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.15% on March 31, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2014, the Company had $24.8 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

At March 31, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

Refer to Item 5, Other Information, of Part II of this Form 10-Q for further discussion regarding an amendment to the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $74.4 million (9.0 million shares) of our outstanding common stock through March 31, 2014.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2014.

As of March 31, 2014, there was $50.0 million outstanding under the Credit Agreement as compared to $19.0 million as of December 31, 2013.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the condensed consolidated balance sheet as of March 31, 2014 of $4.7 million, approximately $3.6 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2014, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, between the U.S. Dollar and the Chinese Yuan, and between the U.S. Dollar and the Indian Rupee. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. Dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of March 31, 2014, there was $50.0 million outstanding and $24.8 million of available borrowing capacity under our Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $50.0 million outstanding on the line of credit as of March 31, 2014, an increase in the interest rate of 100 basis points would add $500,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $4.7 million at March 31, 2014 and $7.0 million at December 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014 and available at www.sec.gov. There have been no material changes to these risk factors since the filing of our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On February 10, 2014, we acquired ForwardThink.  The consideration paid in this transaction included 742,115 unregistered shares of our common stock with an aggregate value of approximately $16.2 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued to ForwardThink in a privately negotiated transaction and not pursuant to a public solicitation.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $74.4 million of our outstanding common stock through March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of December 31, 2013	8,962,955	$8.24	8,962,955	$16,184,041
January 1-31, 2014	-	-	-	$16,184,041
February 1-28, 2014	-	-	-	$16,184,041
March 1-31, 2014	30,900	19.74	30,900	$15,574,196
Ending Balance as of March 31, 2014	8,993,855	$8.28	8,993,855

(1)	Average price paid per share includes commission.

Item 5. Other Information

Acquisition of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited

On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited, pursuant to the terms of an Asset Purchase Agreement.  Refer to Note 11, Subsequent Events, for further discussion.

Amendment to the Credit Agreement

The Company and the Lenders entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the "Amendment"), pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $15.0 million, effective as of May 7, 2014, thereby allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Credit Agreement provides for an aggregate commitment increase of up to $25.0 million, including the $15.0 million increase effected by the Amendment.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 8, 2014	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1
Agreement and Plan of Merger, dated as of February 10, 2014, by and among Perficient, Inc., Garden MS Co., ForwardThink Group Inc., each of the Principals and Robert Shinbrot, in his capacity as the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed February 11, 2014 and incorporated herein by reference

10.2*
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Perficient, Inc. Press Release Dated May 8, 2014
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the three months ended March 31, 2014, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.