Form 10-Q
period 2014-06-30
PERFICIENT INC
filed 2014-07-31
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 28, 2014, there were 34,425,491 shares of Common Stock outstanding.

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
 g. adapting to changes in technologies and offerings;
 h. risk of loss of one or more significant software vendors; and
 i. implementation of our new Enterprise Resource Planning system
(3)	legal liabilities, including intellectual property protection and infringement or personally identifiable information;
(4)	risks associated with managing growth organically and through acquisitions; and
(5)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the "SEC").

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, "Perficient") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient or any persons acting on our behalf may issue.

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$6,632	$7,018
Accounts receivable, net	102,227	78,887
Prepaid expenses	2,589	2,569
Other current assets	9,415	6,759
Total current assets	120,863	95,233
Property and equipment, net	7,974	7,709
Goodwill	235,203	193,510
Intangible assets, net	53,045	25,487
Other non-current assets	3,829	3,810
Total assets	$420,914	$325,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,088	$7,667
Other current liabilities	34,455	30,298
Total current liabilities	47,543	37,965
Long-term debt	71,000	19,000
Other non-current liabilities	12,969	9,294
Total liabilities	$131,512	$66,259

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 42,658,624 shares issued and 32,706,975 shares outstanding as of June 30, 2014; 40,843,435 shares issued and 31,341,276 shares outstanding as of December 31, 2013)	$43	$41
Additional paid-in capital	326,525	297,997
Accumulated other comprehensive loss	(407)	(378)
Treasury stock, at cost (9,951,649 shares as of June 30, 2014; 9,512,545 shares as of December 31, 2013)	(89,073)	(81,051)
Retained earnings	52,314	42,881
Total stockholders' equity	289,402	259,490
Total liabilities and stockholders' equity	$420,914	$325,749

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share information)
Revenues
Services	$98,316	$80,414	$186,805	$153,981
Software and hardware	13,913	9,705	18,916	17,549
Reimbursable expenses	4,480	4,048	8,158	7,572
Total revenues	116,709	94,167	213,879	179,102
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	61,102	50,163	117,847	97,844
Software and hardware costs	12,393	8,336	16,895	15,552
Reimbursable expenses	4,480	4,048	8,158	7,572
Other project related expenses	886	1,022	1,672	2,022
Total cost of revenues	78,861	63,569	144,572	122,990

Gross margin	37,848	30,598	69,307	56,112

Selling, general and administrative	22,433	18,851	43,116	36,722
Depreciation	870	719	1,781	1,402
Amortization	3,730	2,018	6,466	3,795
Acquisition costs	1,076	1,439	2,569	1,414
Adjustment to fair value of contingent consideration	(1,677)	33	(1,463)	33
Income from operations	11,416	7,538	16,838	12,746

Net interest expense	(425)	(53)	(593)	(58)
Net other income (expense)	49	(83)	69	(37)
Income before income taxes	11,040	7,402	16,314	12,651
Provision for income taxes	4,653	2,840	6,881	3,966

Net income	$6,387	$4,562	$9,433	$8,685

Basic net income per share	$0.20	$0.15	$0.30	$0.29
Diluted net income per share	$0.19	$0.14	$0.29	$0.27
Shares used in computing basic net income per share	31,564	30,428	31,147	30,360
Shares used in computing diluted net income per share	33,271	31,768	32,949	31,634

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$6,387	$4,562	$9,433	$8,685
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	53	70	(29)	(54)
Comprehensive income	$6,440	$4,632	$9,404	$8,631

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2014
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	200	--	1,311	--	--	--	1,311
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,770	--	--	--	1,770
Stock compensation related to restricted stock vesting and retirement savings plan contributions	493	--	6,275	--	--	--	6,275
Purchase of treasury stock and buyback of shares for taxes	(439)	--	--	--	(8,022)	--	(8,022)
Issuance of stock for acquisitions	1,112	2	19,172	--	--	--	19,174
Net income	--	--	--	--	--	9,433	9,433
Foreign currency translation adjustment	--	--	--	(29)	--	--	(29)
Balance at June 30, 2014	32,707	$43	$326,525	$(407)	$(89,073)	$52,314	$289,402

See accompanying notes to interim unaudited condensed consolidated financial statements.

 Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)

OPERATING ACTIVITIES
Net income	$9,433	$8,685
Adjustments to reconcile net income to net cash used in operations:
Depreciation	1,781	1,402
Amortization	6,466	3,795
Deferred income taxes	1,645	(115)
Non-cash stock compensation and retirement savings plan contributions	6,275	5,360
Tax benefit from stock option exercises and restricted stock vesting	(1,770)	(664)
Adjustment to fair value of contingent consideration for purchase of business	(1,463)	33

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,913)	(7,791)
Other assets	1,251	2,125
Accounts payable	5,390	2,481
Other liabilities	(11,190)	48
Net cash provided by operating activities	2,905	15,359

INVESTING ACTIVITIES
Purchase of property and equipment	(1,710)	(3,003)
Capitalization of software developed for internal use	(2,361)	(888)
Purchase of business, net of cash acquired	(46,240)	(19,779)
Net cash used in investing activities	(50,311)	(23,670)

FINANCING ACTIVITIES
Proceeds from line of credit	147,900	77,850
Payments on line of credit	(95,900)	(60,350)
Tax benefit on stock option exercises and restricted stock vesting	1,770	664
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,311	128
Purchases of treasury stock	(3,195)	(9,963)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,827)	(1,212)
Net cash provided by financing activities	47,059	7,117
Effect of exchange rate on cash and cash equivalents	(39)	59
Change in cash and cash equivalents	(386)	(1,135)
Cash and cash equivalents at beginning of period	7,018	5,813
Cash and cash equivalents at end of period	$6,632	$4,678

Supplemental disclosures:
Cash paid for income taxes	$4,294	$2,252
Cash paid for interest	$426	$48

Non-cash activity:
Stock issued for purchase of business	$19,174	$5,370
Estimated fair value of contingent consideration for purchase of business	$127	$1,431
Accrued additions to property and equipment	$-	$2,232

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and six months ended June 30, 2014 may not be indicative of the results for the full fiscal year ending December 31, 2014.

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

Stock Award Plans

The Company made various award grants under the Perficient, Inc. 2012 Long-Term Incentive Plan. In May 2014, at the recommendation of the Company's Board of Directors, the Company's stockholders approved the Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the "Incentive Plan"). The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2014 was approximately $3.4 million and $6.6 million, respectively, which included $0.5 million and $1.0 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $2.1 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2013 was approximately $2.8 million and $5.4 million, respectively, which included $0.4 and $0.8 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $0.9 million and $1.7 million for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $16.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the six months ended June 30, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	222	$6.08
Options exercised	(194)	6.13
Options canceled	(14)	3.94
Options outstanding at June 30, 2014	14	7.48
Options vested at June 30, 2014	14	$7.48

Restricted stock activity for the six months ended June 30, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2013	1,699	$12.13
Awards granted	324	20.57
Awards vested	(437)	11.25
Awards forfeited	(58)	12.96
Restricted stock awards outstanding at June 30, 2014	1,528	$14.03

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$6,387	$4,562	$9,433	$8,685
Basic:
Weighted-average shares of common stock outstanding	31,564	30,428	31,147	30,360
Shares used in computing basic net income per share	31,564	30,428	31,147	30,360
Effect of dilutive securities:
Stock options	96	150	113	157
Restricted stock subject to vesting	485	592	592	564
Contingently issuable shares (1)	38	-	19	-
Shares issuable for acquisition consideration (2)	1,088	598	1,078	553
Shares used in computing diluted net income per share	33,271	31,768	32,949	31,634

Basic net income per share	$0.20	$0.15	$0.30	$0.29
Diluted net income per share	$0.19	$0.14	$0.29	$0.27

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	290	-	145	1

(1)	For the three and six months ended June 30, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.

(2)	For the three and six months ended June 30, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iii) the Asset Purchase Agreement with Clear Task; (iv) the Asset Purchase Agreement with CoreMatrix Systems, LLC ("CoreMatrix"); (v) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (vi) the Asset Purchase Agreement with BioPharm Systems, Inc. and (vii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited as part of the consideration. For the three and six months ended June 30, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; (ii) the Asset Purchase Agreement with Nascent Systems, LP; (iii) the Agreement and Plan of Merger with TriTek; (iv) and the Asset Purchase Agreement with Clear Task as part of the consideration.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2014 were as follows (in thousands):

Operating Leases
2014 remaining	$2,323
2015	4,617
2016	4,254
2017	3,460
2018	2,028
Thereafter	3,510
Total minimum lease payments	$20,192

6. Balance Sheet Components

	June 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable:
Accounts receivable	$66,182	$56,376
Unbilled revenues	36,887	23,274
Allowance for doubtful accounts	(842)	(763)
Total	$102,227	$78,887

Property and equipment:
Computer hardware (useful life of 3 years)	$8,944	$8,104
Furniture and fixtures (useful life of 5 years)	2,217	1,891
Leasehold improvements (useful life of 5 years)	2,051	1,997
Software (useful life of 1 to 7 years)	6,415	6,042
Less: Accumulated depreciation	(11,653)	(10,325)
Total	$7,974	$7,709

Other current liabilities:
Accrued variable compensation	$11,054	$13,467
Deferred revenue	3,376	3,590
Payroll related costs	2,342	2,035
Accrued subcontractor fees	3,672	2,551
Accrued medical claims expense	1,450	1,296
Acquired liabilities	2,312	1,680
Estimated fair value of contingent consideration liability (1)	3,650	1,606
Other current liabilities	6,599	4,073
Total	$34,455	$30,298

(1) Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Clear Task's selling shareholders 12 months after the Clear Task acquisition.

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

The Company's total allocable purchase price consideration was $21.1 million. The purchase price was comprised of $17.0 million in cash paid and $4.1 million of Company common stock issued at closing. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$11.9
Acquired intangible assets	6.2
Liabilities assumed	(6.1)
Goodwill	9.1
Total purchase price	$21.1

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

The Company's total allocable purchase price consideration was $8.6 million. The purchase price was comprised of $6.0 million in cash paid and $1.2 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the Clear Task selling shareholders. As of June 30, 2014, the contingency was achieved and the Company has recorded a $3.6 million liability, which represents the maximum cash and stock payout pursuant to the Asset Purchase Agreement.  The liability is recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2014. The adjustment from the initial fair value estimate was recorded in "Adjustment to fair value of contingent consideration" on the Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended June 30, 2014. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

The Company has initially estimated the total allocable purchase price consideration to be $24.4 million. The purchase price was comprised of $18.5 million in cash paid and $2.5 million of Company common stock issued at closing increased by $3.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the CoreMatrix selling shareholders 12 and 24 months after the closing date of the acquisition. If the first contingency is achieved, 60% of the earnings-based contingent consideration will be paid in cash and 40% will be issued in stock to the CoreMatrix selling shareholders. If the second contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the CoreMatrix selling shareholders. As of June 30, 2014, the Company's best estimate of the fair value of the earnings-based contingent consideration is zero.  The adjustment from the initial fair value estimate was recorded in "Adjustment to fair value of contingent consideration" on the Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended June 30, 2014. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

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

The amounts above represent the fair value estimates as of June 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expands the Company's financial services vertically, including the Company's presence in the New York area.

The Company has initially estimated the total allocable purchase price consideration to be $40.0 million. The purchase price was comprised of $26.8 million in cash paid and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as compensation expense within the Condensed Consolidated Statements of Operations.  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.5
Acquired intangible assets	18.0
Liabilities assumed	(11.6)
Goodwill	29.1
Total purchase price	$40.0

The Company estimated that the intangible assets acquired have useful lives of eleven months to six years.

The amounts above represent the fair value estimates as of June 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of BioPharm

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

The Company has initially estimated the total allocable purchase price consideration to be $16.5 million. The purchase price was comprised of $11.4 million in cash paid and $5.1 million in Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.6
Acquired intangible assets	8.4
Liabilities assumed	(1.2)
Goodwill	5.7
Total purchase price	$16.5

The Company estimated that the intangible assets acquired have useful lives of nine months to ten years.

The amounts above represent the fair value estimates as of June 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Trifecta

             On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta"), pursuant to the terms of an Asset Purchase Agreement. Trifecta was a business and information technology consulting firm focused on IBM WebSphere Commerce solutions. The acquisition of Trifecta expands our ability to deliver larger, more powerful commerce solutions.

The Company has initially estimated the total allocable purchase price consideration to be $13.6 million. The purchase price was comprised of $12.7 million in cash paid and $0.9 million in Company common stock issued at closing. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.8
Acquired intangible assets	5.2
Liabilities assumed	(0.5)
Goodwill	7.1
Total purchase price	$13.6

The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

The amounts above represent the fair value estimates as of June 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the ForwardThink, BioPharm, and Trifecta operations have been included in the Company's condensed consolidated financial statements since the applicable acquisition dates.

The amounts of revenue and net income of ForwardThink, BioPharm, and Trifecta included in the Company's Condensed Consolidated Statements of Operations (Unaudited) from the applicable acquisition dates to June 30, 2014 are as follows (in thousands):

Acquisition Dates to June 30, 2014
Revenues	$17,133
Net income	$1,700

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with ForwardThink, BioPharm, and Trifecta for the six months ended June 30, 2014 and TriTek, Clear Task, CoreMatrix, ForwardThink, BioPharm, and Trifecta for the six months ended June 30, 2013, after giving effect to certain pro-forma adjustments and assuming ForwardThink, BioPharm, and Trifecta were acquired as of the beginning of 2013 and TriTek, Clear Task, and CoreMatrix were acquired as of the beginning of 2012.

These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2013 or January 1, 2012 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Six Months Ended June 30,
	2014	2013
Revenues	$225,012	$224,147
Net income	$12,127	$11,056
Basic net income per share	$0.37	$0.34
Diluted net income per share	$0.36	$0.33
Shares used in computing basic net income per share	32,629	32,180
Shares used in computing diluted net income per share	33,334	33,390

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

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from six months to ten years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$193,510
Preliminary purchase price allocations for acquisitions (Note 7)	41,863
Purchase accounting adjustments	(170)
Balance at June 30, 2014	$235,203

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$54,389	$(11,476)	$42,913	$31,156	$(10,835)	$20,321
Non-compete agreements	1,745	(848)	897	1,477	(715)	762
Customer backlog	2,977	(1,079)	1,898	402	(170)	232
Trade name	213	(88)	125	159	(83)	76
Internally developed software	7,932	(720)	7,212	4,604	(508)	4,096
Total	$67,256	$(14,211)	$53,045	$37,798	$(12,311)	$25,487

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	8 – 11 months

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of its credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Lenders"). The credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million and provided for an aggregate commitment increase of up to $25.0 million. The Company and the Lenders entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement as amended, the "Credit Agreement"), effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $15.0 million, thereby allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of June 30, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on June 30, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.15% on June 30, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2014, the Company had $18.8 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

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

At June 30, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

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

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.6 million as of June 30, 2014.

The Company's effective tax rate was 42.1% and 42.2% for the respective three and six months ended June 30, 2014 compared to 38.4% and 31.3% for the three and six months ended June 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. In addition to the research and development tax credit and U.S. domestic production deduction, the difference between the Company's federal statutory rate of 35% and the effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation, 50% of meals and entertainment expenses, and transaction costs.  As of June 30, 2014, the Company's net current deferred tax asset was $0.9 million and its net non-current deferred tax liability was $9.9 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2014.

11.  Subsequent Events

None.

12.  Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements may sometimes be identified by such words as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the "Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 11% and 10% of our services revenues for the respective three and six months ended June 30, 2014 compared to 11% for the three and six months ended June 30, 2013. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenues. Total revenues increased 24% to $116.7 million for the three months ended June 30, 2014 from $94.2 million for the three months ended June 30, 2013.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Total Increase (Decrease) Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$98,316	$80,414	$17,902	$14,125	$3,777
Software and Hardware Revenues	13,913	9,705	4,208	(94)	4,302
Reimbursable Expenses	4,480	4,048	432	(18)	450
Total Revenues	$116,709	$94,167	$22,542	$14,013	$8,529

Services revenues increased 22% to $98.3 million for the three months ended June 30, 2014 from $80.4 million for the three months ended June 30, 2013. Services revenues attributable to our base business increased by $3.8 million while services revenues attributable to acquired companies increased by $14.1 million, resulting in a total increase of $17.9 million.

Software and hardware revenues increased 43% to $13.9 million for the three months ended June 30, 2014 from $9.7 million for the three months ended June 30, 2013 primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 11% to $4.5 million for the three months ended June 30, 2014 from $4.0 million for the three months ended June 30, 2013. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 24% to $78.9 million for the three months ended June 30, 2014 from $63.6 million for the three months ended June 30, 2013.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 21% to $62.0 million for the three months ended June 30, 2014 from $51.2 million due to an increase in revenue as noted above.  Software and hardware costs increased 49% to $12.4 million for the three months ended June 30, 2014 from $8.3 million for the three months ended June 30, 2013, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 24% to $37.8 million for the three months ended June 30, 2014 from $30.6 million for the three months ended June 30, 2013. Gross margin as a percentage of revenues was 32.4% for both the three months ended June 30, 2014 and 2013. Services gross margin, excluding reimbursable expenses, increased to 37.0% or $36.3 million for the three months ended June 30, 2014 from 36.3% or $29.2 million for the three months ended June 30, 2013. The increase in services gross margin is primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $134 per hour for the three months ended June 30, 2014 from $123 per hour for the three months ended June 30, 2013, primarily due to improved pricing opportunities. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended June 30, 2014, was $146 per hour compared to $133 per hour for the three months ended June 30, 2013.

Selling, General and Administrative. SG&A expenses increased 19% to $22.4 million for the three months ended June 30, 2014 from $18.9 million for the three months ended June 30, 2013 primarily due to an increase in sales and marketing related costs.  SG&A expenses, as a percentage of revenues, decreased to 19.2% for the three months ended June 30, 2014 from 20.0% for the three months ended June 30, 2013 primarily as a result of lower variable compensation.

Depreciation. Depreciation expense increased 21% to $0.9 million for the three months ended June 30, 2014 from $0.7 million for the three months ended June 30, 2013. The increase in depreciation expense is primarily attributable to acquisitions and an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 0.7% for the three months ended June 30, 2014 and 0.8% for the three months ended June 30, 2013.

Amortization. Amortization expense increased 85% to $3.7 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2013 and 2014. Amortization expense as a percentage of revenues was 3.2% for the three months ended June 30, 2014 and 2.1% for the three months ended June 30, 2013.

Acquisition Costs. Acquisition-related costs were $1.1 million for the three months ended June 30, 2014 and were related to the acquisitions of ForwardThink Group Inc. ("ForwardThink"), substantially all of the assets of BioPharm Systems, Inc., a California corporation ("California BioPharm"), and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation (together with California BioPharm, "BioPharm") and Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta"). Acquisition-related costs were $1.4 for the three months ended June 30, 2013 and were related to the acquisitions of TriTek Solutions, Inc. ("TriTek") and Clear Task, Inc. ("Clear Task").  These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.7 million was recorded during the three months ended June 30, 2014 which represents the net impact of the fair market value adjustments to the CoreMatrix Systems, LLC ("CoreMatrix") 24-month earnings-based contingent consideration liability, the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task and CoreMatrix acquisitions, and an adjustment to the Clear Task earnings-based contingent consideration upon achievement of the earnings targets.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.1% for the three months ended June 30, 2014 from 38.4% for the three months ended June 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. Our effective rate for the three months ended June 30, 2013 included the impact of the research and development tax credit for 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenues. Total revenues increased 19% to $213.9 million for the six months ended June 30, 2014 from $179.1 million for the six months ended June 30, 2013.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Total Increase (Decrease) Over Prior Year Period	Increase (Deccrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$186,805	$153,981	$32,824	$25,730	$7,094
Software and Hardware Revenues	18,916	17,549	1,367	510	857
Reimbursable Expenses	8,158	7,572	586	329	257
Total Revenues	$213,879	$179,102	$34,777	$26,569	$8,208

Services revenues increased 21% to $186.8 million for the six months ended June 30, 2014 from $154.0 million for the six months ended June 30, 2013. Services revenues attributable to our base business increased by $7.1 million while services revenues attributable to acquired companies increased by $25.7 million, resulting in a total increase of $32.8 million.

Software and hardware revenues increased 8% to $18.9 million for the six months ended June 30, 2014 from $17.5 million for the six months ended June 30, 2013 primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 8% to $8.2 million for the six months ended June 30, 2014 from $7.6 million for the six months ended June 30, 2013. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 18% to $144.6 million for the six months ended June 30, 2014 from $123.0 million for the six months ended June 30, 2013.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 20% to $119.5 million for the six months ended June 30, 2014 from $99.9 million due to an increase in revenue as noted above.  Software and hardware costs increased 9% to $16.9 million for the six months ended June 30, 2014 from $15.6 million for the six months ended June 30, 2013, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 24% to $69.3 million for the six months ended June 30, 2014 from $56.1 million for the six months ended June 30, 2013. Gross margin as a percentage of revenues increased to 32.4% for the six months ended June 30, 2014 from 31.3% for the six months ended June 30, 2013. Services gross margin, excluding reimbursable expenses, increased to 36.0% or $67.3 million for the six months ended June 30, 2014 from 35.1% or $54.1 million for the six months ended June 30, 2013. The increase in services gross margin is primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $133 per hour for the six months ended June 30, 2014 from $122 per hour for the six months ended June 30, 2013, primarily due to improved pricing opportunities. The average bill rate of our professionals excluding subcontractors and offshore resources, for the six months ended June 30, 2014, was $144 per hour compared to $133 per hour for the six months ended June 30, 2013.

Selling, General and Administrative. SG&A expenses increased 17% to $43.1 million for the six months ended June 30, 2014 from $36.7 million for the six months ended June 30, 2013 primarily due to an increase in sales and marketing related costs.  SG&A expenses, as a percentage of revenues, decreased to 20.2% for the six months ended June 30, 2014 from 20.5% for the six months ended June 30, 2013.

Depreciation. Depreciation expense increased 27% to $1.8 million for the six months ended June 30, 2014 from $1.4 million for the six months ended June 30, 2013. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 0.8% for both the six months ended June 30, 2014 and 2013.

Amortization. Amortization expense increased 70% to $6.5 million for the six months ended June 30, 2014 from $3.8 million for the six months ended June 30, 2013. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2013 and 2014. Amortization expense as a percentage of revenues was 3.0% for the six months ended June 30, 2014 and 2.1% for the six months ended June 30, 2013.

Acquisition Costs. Acquisition-related costs were $2.6 million for the six months ended June 30, 2014 and were related to the acquisitions of ForwardThink, BioPharm, and Trifecta. Acquisition-related costs were $1.4 for the six months ended June 30, 2013 and were related to the acquisitions of TriTek and Clear Task.  These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.5 million was recorded during the six months ended June 30, 2014 which represents the net impact of the fair market value adjustments to the CoreMatrix 24 month earnings-based contingent consideration liability, the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task and CoreMatrix acquisitions, and an adjustment to the Clear Task earnings-based contingent consideration upon achievement of the earnings targets.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 42.2% for the six months ended June 30, 2014 from 31.3% for the six months ended June 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. Our effective rate for the six months ended June 30, 2013 included the impact of the research and development tax credit for 2012 and 2013 which was enacted for both years in January 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2014	As of December 31, 2013
Cash, cash equivalents and investments	$6.6	$7.0
Working capital (including cash and cash equivalents) (1)	$73.3	$57.3
Amounts available under credit facilities	$18.8	$55.8

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $2.9 million compared to net cash provided by operating activities of $15.4 million for the six months ended June 30, 2013.  For the six months ended June 30, 2014, the primary components of operating cash flows were net income of $9.4 million plus non-cash charges of $12.9 million, offset by working capital investments of $19.4 million.  The primary components of operating cash flows for the six months ended June 30, 2013 were net income of $8.7 million plus non-cash charges of $9.8 million, offset by working capital investments of $3.1 million.

Net Cash Used In Investing Activities

During the six months ended June 30, 2014, we used $46.2 million for acquisition purchases and $4.1 million to purchase property and equipment and to develop certain software for internal use. During the six months ended June 30, 2013, we used $19.8 million for acquisition purchases and $3.9 million for purchases of equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2014, we drew down $147.9 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $3.1 million. We repaid $95.9 million on our line of credit, used $3.2 million to repurchase shares of our common stock through the stock repurchase program and $4.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the six months ended June 30, 2013, we borrowed $77.9 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.8 million. We repaid $60.4 million on our line of credit, used $10.0 million to repurchase shares of our common stock through the stock repurchase program and used $1.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On July 31, 2013, the Company renewed and extended the term of its credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Lenders"). The credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million and provided for an aggregate commitment increase of up to $25.0 million. The Company and the Lenders entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement as amended, the "Credit Agreement"), effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $15.0 million, thereby allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time. Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of June 30, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on June 30, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.15% on June 30, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2014, the Company had $18.8 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

At June 30, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $77.0 million (9.1 million shares) of our outstanding common stock through June 30, 2014.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2014.

As of June 30, 2014, there was $71.0 million outstanding under the Credit Agreement as compared to $19.0 million as of December 31, 2013.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2014 of $6.6 million, approximately $5.2 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2014, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. Dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of June 30, 2014, there was $71.0 million outstanding and $18.8 million of available borrowing capacity under our Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $71.0 million outstanding on the line of credit as of June 30, 2014, an increase in the interest rate of 100 basis points would add $710,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $6.6 million at June 30, 2014 and $7.0 million at December 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that these disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

Effective as of July 1, 2014, the Company implemented an Enterprise Resource Planning ("ERP") system to support the Company's future growth plan and to integrate significant processes.  Implementing an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training.  The Company believes it has taken and will continue to take the necessary steps to implement, monitor and maintain appropriate internal controls during this transition period.  These steps include deploying resources to mitigate internal control risks, and performing additional verifications and testing to ensure data integrity.  In connection with the ERP system implementation, the Company expects there will be a significant redesign of its business processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014 and available at www.sec.gov and the updated risk factor described below. Except as set forth below, there have been no material changes to these risk factors since the filing of our Form 10-K.

Issues arising during the implementation of our ERP system could adversely affect the Company's business, financial condition and results of operations.

Effective as of July 1, 2014, the Company implemented an ERP system to support the Company's future growth plan and to integrate significant processes. Implementing an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training. In connection with the implementation, the Company may experience temporary business and information technology disruptions that could adversely affect the Company's business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On April 1, 2014, the Company acquired substantially all of the assets of BioPharm Systems, Inc., and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation. The consideration paid in this transaction included 312,810 unregistered shares of our common stock with an aggregate value of approximately $6.2 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date. On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited.  The consideration paid in this transaction included 57,217 unregistered shares of our common stock with an aggregate value of approximately $1.0 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date.

We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for these issuances.  These shares were issued in privately negotiated transactions and not pursuant to a public solicitation.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $77.0 million of our outstanding common stock through June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of March 31, 2014	8,993,855	$8.28	8,993,855	$15,574,196
April 1-30, 2014	-	-	-	$15,574,196
May 1-31, 2014	151,035	17.00	151,035	$13,006,709
June 1-30, 2014	1,000	17.43	1,000	$12,989,281
Ending Balance as of June 30, 2014	9,145,890	$8.42	9,145,890

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: July 31, 2014	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-1519) filed May 8, 2014 and incorporated herein by reference

10.2*	Form of Restricted Stock Award Agreement (Non-Employee Director Award)
10.3*	Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant)
10.4*	Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the six months ended June 30, 2014, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.