Form 10-Q
period 2014-09-30
PERFICIENT INC
filed 2014-11-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 34,424,438 shares of Common Stock outstanding.

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
 i. the recent implementation of our new Enterprise Resource Planning system;
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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$5,411	$7,018
Accounts receivable, net	117,304	78,887
Prepaid expenses	2,651	2,569
Other current assets	7,131	6,759
Total current assets	132,497	95,233
Property and equipment, net	7,945	7,709
Goodwill	236,140	193,510
Intangible assets, net	49,525	25,487
Other non-current assets	3,842	3,810
Total assets	$429,949	$325,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,532	$7,667
Other current liabilities	28,108	30,298
Total current liabilities	41,640	37,965
Long-term debt	74,800	19,000
Other non-current liabilities	13,084	9,294
Total liabilities	$129,524	$66,259

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 42,789,411 shares issued and 32,820,961 shares outstanding as of September 30, 2014; 40,843,435 shares issued and 31,341,276 shares outstanding as of December 31, 2013)	$43	$41
Additional paid-in capital	330,670	297,997
Accumulated other comprehensive loss	(506)	(378)
Treasury stock, at cost (9,968,450 shares as of September 30, 2014; 9,512,545 shares as of December 31, 2013)	(89,401)	(81,051)
Retained earnings	59,619	42,881
Total stockholders' equity	300,425	259,490
Total liabilities and stockholders' equity	$429,949	$325,749

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share information)
Revenues
Services	$99,975	$86,568	$286,780	$240,549
Software and hardware	12,192	5,620	31,108	23,169
Reimbursable expenses	4,804	4,570	12,962	12,142
Total revenues	116,971	96,758	330,850	275,860
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	61,575	52,154	179,423	149,998
Software and hardware costs	10,438	4,919	27,333	20,471
Reimbursable expenses	4,804	4,570	12,962	12,142
Other project related expenses	617	1,252	2,289	3,274
Total cost of revenues	77,434	62,895	222,007	185,885

Gross margin	39,537	33,863	108,843	89,975

Selling, general and administrative	22,239	20,532	65,354	57,254
Depreciation	932	932	2,713	2,334
Amortization	4,045	1,955	10,511	5,750
Acquisition costs	(74)	29	2,495	1,443
Adjustment to fair value of contingent consideration	-	69	(1,463)	102
Income from operations	12,395	10,346	29,233	23,092

Net interest expense	(462)	(96)	(1,055)	(154)
Net other income (expense)	10	7	79	(30)
Income before income taxes	11,943	10,257	28,257	22,908
Provision for income taxes	4,637	3,023	11,519	6,989

Net income	$7,306	$7,234	$16,738	$15,919

Basic net income per share	$0.23	$0.24	$0.53	$0.53
Diluted net income per share	$0.22	$0.23	$0.51	$0.50
Shares used in computing basic net income per share	32,118	30,141	31,470	30,287
Shares used in computing diluted net income per share	33,329	31,808	33,076	31,692

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$7,306	$7,234	$16,738	$15,919
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(99)	21	(128)	(33)
Comprehensive income	$7,207	$7,255	$16,610	$15,886

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2014
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	205	--	1,373	--	--	--	1,373
Net tax benefit from stock option exercises and restricted stock vesting	--	--	1,965	--	--	--	1,965
Stock compensation related to restricted stock vesting and retirement savings plan contributions	580	--	9,433	--	--	--	9,433
Purchase of treasury stock and buyback of shares for taxes	(456)	--	--	--	(8,350)	--	(8,350)
Issuance of stock for acquisitions	1,150	2	19,902	--	--	--	19,904
Net income	--	--	--	--	--	16,738	16,738
Foreign currency translation adjustment	--	--	--	(128)	--	--	(128)
Balance at September 30, 2014	32,820	$43	$330,670	$(506)	$(89,401)	$59,619	$300,425

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net income	$16,738	$15,919
Adjustments to reconcile net income to net cash used in operations:
Depreciation	2,713	2,334
Amortization	10,511	5,750
Deferred income taxes	1,957	918
Non-cash stock compensation and retirement savings plan contributions	9,433	8,158
Tax benefit from stock option exercises and restricted stock vesting	(2,052)	(1,698)
Adjustment to fair value of contingent consideration for purchase of business	(1,463)	102

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,713)	(5,351)
Other assets	3,996	1,532
Accounts payable	5,800	(1,875)
Other liabilities	(16,295)	(34)
Net cash provided by operating activities	625	25,755

INVESTING ACTIVITIES
Purchase of property and equipment	(2,632)	(4,282)
Capitalization of software developed for internal use	(2,719)	(1,749)
Purchase of business, net of cash acquired	(46,534)	(19,779)
Net cash used in investing activities	(51,885)	(25,810)

FINANCING ACTIVITIES
Proceeds from line of credit	210,600	128,150
Payments on line of credit	(154,800)	(114,950)
Payments for credit facility fees	-	(397)
Payment of contingent consideration for purchase of business	(1,197)	-
Tax benefit on stock option exercises and restricted stock vesting	2,052	1,698
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,373	180
Purchases of treasury stock	(3,195)	(13,116)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,155)	(1,966)
Net cash provided by (used in) financing activities	49,678	(401)
Effect of exchange rate on cash and cash equivalents	(25)	82
Change in cash and cash equivalents	(1,607)	(374)
Cash and cash equivalents at beginning of period	7,018	5,813
Cash and cash equivalents at end of period	$5,411	$5,439

Supplemental disclosures:
Cash paid for income taxes	$6,824	$5,040
Cash paid for interest	$833	$163

Non-cash activity:
Stock issued for purchase of business	$19,174	$5,370
Stock issued for settlement of contingent consideration for purchase of businesses	$730	-
Estimated fair value of contingent consideration for purchase of business	$127	$1,534
Accrued additions to property and equipment	$-	$1,488

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 may not be indicative of the results for the full fiscal year ending December 31, 2014.

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

Stock-based compensation cost recognized for the three and nine months ended September 30, 2014 was approximately $3.4 million and $10.0 million, respectively, which included $0.6 million and $1.6 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2013 was approximately $2.8 million and $8.2 million, respectively, which included $0.4 and $1.2 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.0 million and $2.7 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $14.1 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the nine months ended September 30, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	222	$6.08
Options exercised	(194)	6.13
Options canceled	(14)	3.94
Options outstanding at September 30, 2014	14	7.48
Options vested at September 30, 2014	14	$7.48

Restricted stock activity for the nine months ended September 30, 2014 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2013	1,699	$12.13
Awards granted	324	20.57
Awards vested	(493)	10.98
Awards forfeited	(79)	13.36
Restricted stock awards outstanding at September 30, 2014	1,451	$14.21

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$7,306	$7,234	$16,738	$15,919
Basic:
Weighted-average shares of common stock outstanding	32,118	30,141	31,470	30,287
Shares used in computing basic net income per share	32,118	30,141	31,470	30,287
Effect of dilutive securities:
Stock options	8	154	78	156
Restricted stock subject to vesting	528	773	571	634
Contingently issuable shares (1)	14	-	17	-
Shares issuable for acquisition consideration (2)	661	740	940	615
Shares used in computing diluted net income per share	33,329	31,808	33,076	31,692

Basic net income per share	$0.23	$0.24	$0.53	$0.53
Diluted net income per share	$0.22	$0.23	$0.51	$0.50

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	-	97	1

(1)	For the three and nine months ended September 30, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement. Refer to Note 7 for further discussion.

(2)	For the three and nine months ended September 30, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iii) the Asset Purchase Agreement with Clear Task; (iv) the Asset Purchase Agreement with CoreMatrix Systems, LLC ("CoreMatrix"); (v) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (vi) the Asset Purchase Agreement with BioPharm Systems, Inc.; and (vii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited as part of the consideration. For the three and nine months ended September 30, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; (ii) the Asset Purchase Agreement with Nascent Systems, LP; (iii) the Agreement and Plan of Merger with TriTek; and (iv) the Asset Purchase Agreement with Clear Task as part of the consideration.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2014 were as follows (in thousands):

Operating Leases
2014 remaining	$1,133
2015	4,800
2016	4,453
2017	3,675
2018	2,248
Thereafter	3,768
Total minimum lease payments	$20,077

6. Balance Sheet Components

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable:
Accounts receivable	$78,361	$56,376
Unbilled revenues	39,861	23,274
Allowance for doubtful accounts	(918)	(763)
Total	$117,304	$78,887

Property and equipment:
Computer hardware (useful life of 3 years)	$9,709	$8,104
Furniture and fixtures (useful life of 5 years)	2,297	1,891
Leasehold improvements (useful life of 5 years)	2,022	1,997
Software (useful life of 1 to 7 years)	6,495	6,042
Less: Accumulated depreciation	(12,578)	(10,325)
Total	$7,945	$7,709

Other current liabilities:
Accrued variable compensation	$8,440	$13,467
Deferred revenue	3,253	3,590
Payroll related costs	2,803	2,035
Accrued subcontractor fees	2,919	2,551
Accrued medical claims expense	1,480	1,296
Acquired liabilities	2,064	1,680
Estimated fair value of contingent consideration liability (1)	-	1,606
Other current liabilities	7,149	4,073
Total	$28,108	$30,298

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

The Company's total allocable purchase price consideration was $8.6 million. The purchase price was comprised of $6.0 million in cash paid and $1.2 million of Company common stock issued at closing increased by $1.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which was realized by the Clear Task selling shareholders 12 months after the closing date of the acquisition. The contingency was achieved during 2014 and the Company paid $3.6 million in contingent consideration, which represents the maximum cash and stock payout pursuant to the Asset Purchase Agreement.  80% of the earnings-based contingent consideration was paid in cash and 20% was issued in stock to the Clear Task selling shareholders. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

The Company has initially estimated the total allocable purchase price consideration to be $24.5 million. The purchase price was comprised of $18.6 million in cash paid and $2.5 million of Company common stock issued at closing increased by $3.4 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by the CoreMatrix selling shareholders 12 and 24 months after the closing date of the acquisition. If the first contingency is achieved, 60% of the earnings-based contingent consideration will be paid in cash and 40% will be issued in stock to the CoreMatrix selling shareholders. If the second contingency is achieved, 80% of the earnings-based contingent consideration will be paid in cash and 20% will be issued in stock to the CoreMatrix selling shareholders. As of September 30, 2014, the Company's best estimate of the fair value of the earnings-based contingent consideration is zero.  The adjustment from the initial fair value estimate was recorded in "Adjustment to fair value of contingent consideration" on the Condensed Consolidated Statement of Operations (Unaudited) for the nine months ended September 30, 2014. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.6
Acquired intangible assets	4.8
Liabilities assumed	(1.5)
Goodwill	17.6
Total purchase price	$24.5

The Company estimated that the intangible assets acquired have useful lives of six months to ten years.

The amounts above represent the fair value estimates as of September 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expanded the Company's financial services vertically, including the Company's presence in the New York area.

The Company has initially estimated the total allocable purchase price consideration to be $40.1 million. The purchase price was comprised of $26.9 million in cash paid (net of cash acquired) and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as compensation expense within the Condensed Consolidated Statements of Operations.  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.5
Acquired intangible assets	18.0
Liabilities assumed	(11.9)
Goodwill	29.5
Total purchase price	$40.1

The Company estimated that the intangible assets acquired have useful lives of eleven months to six years.

The amounts above represent the fair value estimates as of September 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of BioPharm

On April 1, 2014, the Company acquired substantially all of the assets of BioPharm Systems, Inc., a California corporation ("California BioPharm"), and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation (together with California BioPharm, "BioPharm"), pursuant to the terms of an Asset Purchase Agreement and a Stock Purchase Agreement. BioPharm was a business and information technology consulting firm focused on the life sciences industry. The acquisition of BioPharm expanded the Company's industry vertical expertise with the addition of a dedicated life sciences vertical.

The Company has initially estimated the total allocable purchase price consideration to be $16.3 million. The purchase price was comprised of $11.2 million in cash paid (net of cash acquired) and $5.1 million in Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.4
Acquired intangible assets	8.4
Liabilities assumed	(1.2)
Goodwill	5.7
Total purchase price	$16.3

The Company estimated that the intangible assets acquired have useful lives of nine months to ten years.

The amounts above represent the fair value estimates as of September 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Trifecta

                        On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta"), pursuant to the terms of an Asset Purchase Agreement. Trifecta was a business and information technology consulting firm focused on IBM WebSphere Commerce solutions. The acquisition of Trifecta expanded our ability to deliver larger, more powerful commerce solutions.

The Company has initially estimated the total allocable purchase price consideration to be $13.6 million.  Of the $13.6 million in total allocable purchase price consideration, $8.3 million was paid in cash and the remainder represents an assumption of liabilities.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.8
Acquired intangible assets	5.2
Liabilities assumed	(5.8)
Goodwill	7.1
Total cash purchase price	$8.3

The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

The amounts above represent the fair value estimates as of September 30, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the ForwardThink, BioPharm, and Trifecta operations have been included in the Company's condensed consolidated financial statements since the applicable acquisition dates.

The amounts of revenue and net income of ForwardThink, BioPharm, and Trifecta included in the Company's Condensed Consolidated Statements of Operations (Unaudited) from the applicable acquisition dates to September 30, 2014 are as follows (in thousands):

Acquisition Dates to September 30, 2014
Revenues	$31,762
Net income	$3,059

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with ForwardThink, BioPharm, and Trifecta for the nine months ended September 30, 2014 and TriTek, Clear Task, CoreMatrix, ForwardThink, BioPharm, and Trifecta for the nine months ended September 30, 2013, after giving effect to certain pro-forma adjustments and assuming ForwardThink, BioPharm, and Trifecta were acquired as of the beginning of 2013 and TriTek, Clear Task, and CoreMatrix were acquired as of the beginning of 2012.

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

	Nine Months Ended September 30,
	2014	2013
Revenues	$341,983	$339,194
Net income	$20,298	$19,780
Basic net income per share	$0.62	$0.62
Diluted net income per share	$0.61	$0.59
Shares used in computing basic net income per share	32,683	32,025
Shares used in computing diluted net income per share	33,332	33,303

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

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$193,510
Preliminary purchase price allocations for acquisitions (Note 7)	42,269
Purchase accounting adjustments	361
Balance at September 30, 2014	$236,140

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$56,932	$(16,593)	$40,339	$31,156	$(10,835)	$20,321
Non-compete agreements	1,601	(785)	816	1,477	(715)	762
Customer backlog	2,977	(1,985)	992	402	(170)	232
Trade name	167	(106)	61	159	(83)	76
Internally developed software	8,397	(1,080)	7,317	4,604	(508)	4,096
Total	$70,074	$(20,549)	$49,525	$37,798	$(12,311)	$25,487

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	8 – 11 months

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of its credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (the "Lenders"). The credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million and provided for an aggregate commitment increase of up to $25.0 million. The Company and the Lenders entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $15.0 million, thereby allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time.  Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of September 30, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on September 30, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.16% on September 30, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2014, the Company had $15.0 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

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

At September 30, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

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

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.7 million as of September 30, 2014.

The Company's effective tax rate was 38.8% and 40.8% for the respective three and nine months ended September 30, 2014 compared to 29.5% and 30.5% for the respective three and nine months ended September 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. In addition to the research and development tax credit and U.S. domestic production deduction, the difference between the Company's federal statutory rate of 35% and the effective tax rate relates primarily to state income taxes, net of the federal benefit, and permanent non-deductible items such as non-deductible executive compensation, 50% of meals and entertainment expenses, and transaction costs.  As of September 30, 2014, the Company's net current deferred tax asset was $0.4 million and its net non-current deferred tax liability was $9.7 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2014.

11.  Recent Accounting Pronouncements

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for both the three and nine months ended September 30, 2014 compared to 10% for the three and nine months ended September 30, 2013. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues. Total revenues increased 21% to $117.0 million for the three months ended September 30, 2014 from $96.8 million for the three months ended September 30, 2013.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Total Increase Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$99,975	$86,568	$13,407	$10,529	$2,878
Software and hardware revenues	12,192	5,620	6,572	288	6,284
Reimbursable expenses	4,804	4,570	234	409	(175)
Total revenues	$116,971	$96,758	$20,213	$11,226	$8,987

Services revenues increased 15% to $100.0 million for the three months ended September 30, 2014 from $86.6 million for the three months ended September 30, 2013. Services revenues attributable to our base business increased by $2.9 million while services revenues attributable to acquired companies increased by $10.5 million, resulting in a total increase of $13.4 million.

Software and hardware revenues increased 117% to $12.2 million for the three months ended September 30, 2014 from $5.6 million for the three months ended September 30, 2013, primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 5% to $4.8 million for the three months ended September 30, 2014 from $4.6 million for the three months ended September 30, 2013. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 23% to $77.4 million for the three months ended September 30, 2014 from $62.9 million for the three months ended September 30, 2013.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 16% to $62.2 million for the three months ended September 30, 2014 from $53.4 million due to an increase in revenue as noted above.  Software and hardware costs increased 112% to $10.4 million for the three months ended September 30, 2014 from $4.9 million for the three months ended September 30, 2013, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 17% to $39.5 million for the three months ended September 30, 2014 from $33.9 million for the three months ended September 30, 2013. Gross margin as a percentage of revenues decreased to 33.8% for the three months ended September 30, 2014 from 35.0% for the three months ended September 30, 2013, primarily due to the increased contribution of lower margin software and hardware sales. Services gross margin, excluding reimbursable expenses, decreased to 37.8% or $37.8 million for the three months ended September 30, 2014 from 38.3% or $33.2 million for the three months ended September 30, 2013 primarily driven by higher stock compensation costs. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended September 30, 2014, was $150 per hour compared to $137 per hour for the three months ended September 30, 2013.

Selling, General and Administrative. SG&A expenses increased 8% to $22.2 million for the three months ended September 30, 2014 from $20.5 million for the three months ended September 30, 2013, primarily due to an increase in sales, salaries, and marketing related costs.  SG&A expenses, as a percentage of revenues, decreased to 19.0% for the three months ended September 30, 2014 from 21.2% for the three months ended September 30, 2013, primarily as a result of lower variable compensation.

Depreciation. Depreciation expense stayed consistent at $0.9 million for the three months ended September 30, 2014 and the three months ended September 30, 2013. Depreciation expense as a percentage of revenues was 0.8% for the three months ended September 30, 2014 and 1.0% for the three months ended September 30, 2013.

Amortization. Amortization expense increased 107% to $4.0 million for the three months ended September 30, 2014 from $2.0 million for the three months ended September 30, 2013. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2013 and 2014. Amortization expense as a percentage of revenues was 3.5% for the three months ended September 30, 2014 and 2.0% for the three months ended September 30, 2013.

Acquisition Costs. Acquisition-related costs were immaterial in both the three months ended September 30, 2014 and three months ended September 30, 2013.

Adjustment to Fair Value of Contingent Consideration. There were no adjustments to the fair value of contingent consideration during the three months ended September 30, 2014. An adjustment of $0.1 million was recorded during the three months ended September 30, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task acquisition.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 38.8% for the three months ended September 30, 2014 from 29.5% for the three months ended September 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. Our effective rate for the three months ended September 30, 2013 included the impact of the research and development tax credit for 2013 and U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues. Total revenues increased 20% to $330.9 million for the nine months ended September 30, 2014 from $275.9 million for the nine months ended September 30, 2013.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Total Increase Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$286,780	$240,549	$46,231	$36,259	$9,972
Software and hardware revenues	31,108	23,169	7,939	798	7,141
Reimbursable expenses	12,962	12,142	820	738	82
Total revenues	$330,850	$275,860	$54,990	$37,795	$17,195

Services revenues increased 19% to $286.8 million for the nine months ended September 30, 2014 from $240.5 million for the nine months ended September 30, 2013. Services revenues attributable to our base business increased by $10.0 million while services revenues attributable to acquired companies increased by $36.2 million, resulting in a total increase of $46.2 million.

Software and hardware revenues increased 34% to $31.1 million for the nine months ended September 30, 2014 from $23.2 million for the nine months ended September 30, 2013, primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 7% to $13.0 million for the nine months ended September 30, 2014 from $12.1 million for the nine months ended September 30, 2013. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 19% to $222.0 million for the nine months ended September 30, 2014 from $185.9 million for the nine months ended September 30, 2013.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 19% to $181.7 million for the nine months ended September 30, 2014 from $153.3 million due to an increase in revenue as noted above.  Software and hardware costs increased 34% to $27.3 million for the nine months ended September 30, 2014 from $20.5 million for the nine months ended September 30, 2013, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 21% to $108.8 million for the nine months ended September 30, 2014 from $90.0 million for the nine months ended September 30, 2013. Gross margin as a percentage of revenues increased to 32.9% for the nine months ended September 30, 2014 from 32.6% for the nine months ended September 30, 2013. Services gross margin, excluding reimbursable expenses, increased to 36.6% or $105.1 million for the nine months ended September 30, 2014 from 36.3% or $87.3 million for the nine months ended September 30, 2013. The increase in services gross margin is primarily a result of a higher average bill rate. The average bill rate for our professionals, excluding subcontractors, increased to $134 per hour for the nine months ended September 30, 2014 from $119 per hour for the nine months ended September 30, 2013, primarily due to improved pricing opportunities. The average bill rate of our professionals excluding subcontractors and offshore resources, for the nine months ended September 30, 2014, was $146 per hour compared to $134 per hour for the nine months ended September 30, 2013.

Selling, General and Administrative. SG&A expenses increased 14% to $65.4 million for the nine months ended September 30, 2014 from $57.3 million for the nine months ended September 30, 2013, primarily due to an increase in sales, salaries, and marketing related costs.  SG&A expenses, as a percentage of revenues, decreased to 19.8% for the nine months ended September 30, 2014 from 20.8% for the nine months ended September 30, 2013 as a result of lower variable compensation.

Depreciation. Depreciation expense increased 16% to $2.7 million for the nine months ended September 30, 2014 from $2.3 million for the nine months ended September 30, 2013. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 0.8% for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Amortization. Amortization expense increased 83% to $10.5 million for the nine months ended September 30, 2014 from $5.8 million for the nine months ended September 30, 2013. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2013 and 2014. Amortization expense as a percentage of revenues was 3.2% for the nine months ended September 30, 2014 and 2.1% for the nine months ended September 30, 2013.

Acquisition Costs. Acquisition-related costs were $2.5 million for the nine months ended September 30, 2014 and were related to the acquisitions of ForwardThink, BioPharm, and Trifecta. Acquisition-related costs were $1.4 million for the nine months ended September 30, 2013 and were related to the acquisitions of TriTek and Clear Task.  These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.5 million was recorded during the nine months ended September 30, 2014 which represents the net impact of the fair market value adjustments to the contingent consideration of the CoreMatrix and Clear Task acquisitions. An adjustment of $0.1 million was recorded during the nine months ended September 30, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task acquisition.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 40.8% for the nine months ended September 30, 2014 from 30.5% for the nine months ended September 30, 2013. The increase in the effective rate is primarily due to the expiration of the research and development tax credit, which has not been re-enacted by Congress for 2014. Our effective rate for the nine months ended September 30, 2013 included the impact of the research and development tax credit for 2012 and 2013 which was enacted for both years in January 2013 and U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of September 30, 2014	As of December 31, 2013
Cash, cash equivalents and investments	$5.4	$7.0
Working capital (including cash and cash equivalents) (1)	$90.9	$57.3
Amounts available under credit facilities	$15.0	$55.8

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $0.6 million compared to $25.8 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, the primary components of operating cash flows were net income of $16.7 million plus non-cash charges of $21.1 million, offset by working capital investments of $37.2 million.  The Company's accounts receivable balance increased during the three months ended September 30, 2014 due to the timing of invoicing during the Enterprise Resource Planning system implementation and $8.6 million in software sales that were billed late in the third quarter 2014. Accounts receivable are expected to decrease and return to historical levels in the first half of 2015. The primary components of operating cash flows for the nine months ended September 30, 2013 were net income of $15.9 million plus non-cash charges of $15.6 million, offset by working capital investments of $5.7 million.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2014, we used $46.5 million for acquisition purchases and $5.4 million to purchase property and equipment and to develop certain software for internal use. During the nine months ended September 30, 2013, we used $19.8 million for acquisition purchases and $6.0 million for purchases of equipment and to develop certain software for internal use.

Net Cash Provided By (Used In) Financing Activities

During the nine months ended September 30, 2014, we drew down $210.6 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $3.4 million. We repaid $154.8 million on our line of credit, used $3.2 million to repurchase shares of our common stock through the stock repurchase program, used $1.2 million to settle the contingent consideration for the purchase of Clear Task, and $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the nine months ended September 30, 2013, we borrowed $128.2 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.9 million. We repaid $115.0 million on our line of credit, incurred $0.4 million in credit facility fees, used $13.1 million to repurchase shares of our common stock through the stock repurchase program and $2.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time. Outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of September 30, 2014, the Company had an outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.00% on September 30, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.16% on September 30, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2014, the Company had $15.0 million of borrowing capacity.  The Company incurs an annual commitment fee of 0.30% on the unused portion of the line of credit.

At September 30, 2014, the Company was in compliance with all its covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2014, our Board of Directors authorized the repurchase of up to $90.0 million of our common stock. On November 4, 2014, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $100.0 million and extended the expiration date of the program from December 31, 2014 to June 30, 2016.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $77.0 million (9.1 million shares) of our outstanding common stock through September 30, 2014.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2014.

As of September 30, 2014, there was $74.8 million outstanding under the Credit Agreement as compared to $19.0 million as of December 31, 2013.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2014 of $5.4 million, approximately $4.7 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2014, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. Dollars. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of September 30, 2014, there was $74.8 million outstanding and $15.0 million of available borrowing capacity under our Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $74.8 million outstanding on the line of credit as of September 30, 2014, an increase in the interest rate of 100 basis points would add $748,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.4 million at September 30, 2014 and $7.0 million at December 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

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

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 6, 2014 and available at www.sec.gov, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. There have been no other material changes to such risk factors since the filing of such reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

Our acquisition of Clear Task on May 17, 2013 included an earnings-based contingency, pursuant to which additional consideration could be realized by Clear Task if certain earnings-based requirements were met.  The contingency was achieved and, as such, we paid the additional consideration on August 4, 2014. In connection with this payment, we issued 37,932 unregistered shares of our common stock to Clear Task.

We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2014, our Board of Directors authorized the repurchase of up to $90.0 million of our common stock. On November 4, 2014, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $100.0 million and extended the expiration date of the program from December 31, 2014 to June 30, 2016.

The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $77.0 million of our outstanding common stock through September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2014	9,145,890	$8.42	9,145,890	$12,989,281
July 1-31, 2014	-	-	-	$12,989,281
August 1-31, 2014	-	-	-	$12,989,281
September 1-30, 2014	-	-	-	$12,989,281
Ending balance as of September 30, 2014	9,145,890	$8.42	9,145,890

(1)	Average price paid per share includes commission.

Item 5. Other Information

Davis Employment Agreement.

On November 4, 2014, we entered into an amended and restated employment agreement with Jeffrey S. Davis, our President and Chief Executive Officer (the "Davis Employment Agreement"), which amended and restated his previous employment agreement with certain changes. The Davis Employment Agreement is effective as of January 1, 2015 and will expire on December 31, 2017.  Our previous employment agreement with Mr. Davis was effective January 1, 2012 and was set to expire on December 31, 2014. The Davis Employment Agreement has the following terms:

•	an annual salary of $500,000 that may be increased by the Board of Directors from time to time;
•	an annual performance bonus of up to 200% of Mr. Davis's annual salary in the event we achieve certain performance targets;
•
entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to our executive employees, pursuant to our policies and subject to the conditions and terms applicable to such benefits, plans or programs;

•
death, disability, severance, and change of control benefits upon Mr. Davis's termination of employment or change of control of the Company, including a severance payment of two years' base salary, one year's target bonus, and one year of benefits (and vesting of all unvested options and restricted shares)  if Mr. Davis is terminated without cause or under a constructive termination, as defined in the Davis Employment Agreement;
and

•	100% of all unvested options and restricted shares vest upon a change in control.

    Mr. Davis has agreed to refrain from competing with the Company for a period of three years following the termination of his employment. Mr. Davis's compensation is subject to review and adjustment on an annual basis in accordance with our compensation policies as in effect from time to time.

The foregoing is a summary of the material terms of the Davis Employment Agreement only, and is qualified in its entirety by the complete terms of the Davis Employment Agreement, filed as an exhibit to this Report on Form 10-Q.

Martin Employment Agreement.

On November 4, 2014, we entered into an amended and restated employment agreement with Paul E. Martin, our Chief Financial Officer (the "Martin Employment Agreement"), which amended and restated his previous employment agreement with certain changes. The Martin Employment Agreement is effective as of January 1, 2015 and will expire on December 31, 2017.  Our previous employment agreement with Mr. Martin was effective January 1, 2012 and was set to expire on December 31, 2014. The Martin Employment Agreement has the following terms:

•	an annual salary of $310,000 that may be increased by the Chief Executive Officer, with approval by the Board of Directors or its Compensation Committee, from time to time;
•	an annual performance bonus of up to 80% of Mr. Martin's annual salary in the event we achieve certain performance targets;
•
entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to our executive employees, pursuant to our policies and subject to the conditions and terms applicable to such benefits, plans or programs;

•
death, disability, severance, and change of control benefits upon Mr. Martin's termination of employment or change of control of the Company, including a severance payment of one year's base salary, one year of benefits and one year of vesting of options and restricted stock if Mr. Martin is terminated without cause or under a constructive termination, as defined in the Martin Employment Agreement; and

•	50% of all unvested options and restricted shares vest upon a change in control.

    Mr. Martin has agreed to refrain from competing with the Company for a period of three years following the termination of his employment. Mr. Davis's compensation is subject to review and adjustment on an annual basis in accordance with our compensation policies as in effect from time to time.

The foregoing is a summary of the material terms of the Martin Employment Agreement only, and is qualified in its entirety by the complete terms of the Martin Employment Agreement, filed as an exhibit to this Report on Form 10-Q.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 6, 2014	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

10.1*	Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2015
10.2*	Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2015
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the nine months ended September 30, 2014, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.