Form 10-K
period 2014-12-31
PERFICIENT INC
filed 2015-03-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

555 Maryville University Drive, Suite 600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $648,124,350 based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2014.

As of March 2, 2015, there were 35,235,117 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015, are incorporated by reference in Part III of this Form 10-K.

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
 e. risks from international operations including fluctuations in exchange rates;
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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in this Annual Report on Form 10-K, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, "Perficient" or the "Company") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that Perficient or any persons acting on our behalf may issue.

Item 1. Business.

Overview

We are an information technology consulting firm serving Forbes Global 2000 and other large enterprise companies with a primary focus on customers in the United States. We help our clients gain competitive advantage by using technologies to make their businesses more responsive to market opportunities and threats, strengthen relationships with their customers, suppliers and partners, improve productivity, and reduce information technology costs. We design, build, and deliver business-driven technology solutions using third-party software products. Our solutions include business analytics, portals and collaboration, technology platform implementations, custom applications, commerce, customer relationship management, business integration,  enterprise content management,  business process management, and management consulting, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven and competitive marketplace.

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

We serve our clients from locations in multiple markets throughout North America by leveraging a sales team that is experienced and connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those of our information technology colleagues best suited to address a particular prospective client's needs. Our primary target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage. We also typically target engagements with $10 million or less in fees, which we believe to be below the target project range of most large systems integrators and beyond the delivery capabilities of most local boutique consulting firms.

During 2014, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring ForwardThink Group, Inc. ("ForwardThink") in February, BioPharm Systems, Inc. ("BioPharm") in April, and Trifecta Technologies, Inc. ("Trifecta") in May; expanding our technical skill and geographic base by expanding our business both organically and through acquisitions; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in China and India; and leveraging our existing, and pursuing new, strategic alliances by targeting leading business advisory companies and technology providers. Approximately 99% of our revenues were derived from clients in the United States during each of the years ended December 31, 2014, 2013 and 2012. Approximately 96% of our total assets were located in the United States as of December 31, 2014 and 97% as of both December 31, 2013, and 2012, with the remainder located in Canada, China, and India.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Through these acquisitions in 2014, we entered or expanded our presence in the New York market among others and are now able to provide additional services and solutions within the financial services, life sciences and ecommerce verticals.  Our acquisition of Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") on January 2, 2015 (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements) enabled us to broaden and deepen our ecommerce expertise and expand into the Milwaukee, Wisconsin and Ann Arbor, Michigan markets and to begin operating a development center in Nagpur, India.

We provide services primarily to the healthcare (health and public services), financial services (including banking and insurance), retail, energy and utilities, telecommunications, electronics and computer hardware, automotive and transport products, manufacturing, business services, and consumer goods and services industries and markets, among others.

Our Solutions

We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our business-driven technology solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

Our business-driven technology solutions include the following:

·
Business analytics. We design, develop, and implement business analytics solutions that allow companies to interpret and act upon accurate, timely, and integrated information. Business analytics solutions help our clients make more informed business decisions by classifying, aggregating, and correlating data into meaningful business information. Our business analytics solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing, and business analytics and reporting.

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

·
Content management ("CM"). We design, develop, and implement CM solutions that enable the management of all unstructured information regardless of file type or format. Our CM solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications. Our CM solutions include Enterprise Imaging and Document Management, Web Content Management, Digital Asset Management, Enterprise Records Management, Compliance and Control, Business Process Management and Collaboration, and Enterprise Search.

·
Business process management ("BPM"). We design, develop, and implement BPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

We have developed a wide array of intellectual property assets, applications, utilities and products, that enable our clients to speed time to delivery and reduce total cost of ownership. In addition, we also sell certain internally developed software packages.  These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including business integration, content management, business process management, enterprise search and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services and retail industries. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

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

·
Industry Expertise. We serve many of the world's largest and most respected companies with extensive business process experience across a variety of industries. These industries include healthcare, financial services and banking, retail, energy and utilities, telecommunications, electronics and computer hardware, and automotive and transport products, among others.

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

·
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2014, 2013, and 2012, 87%, 86%, and 84%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

·
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Solutions Provider and Gold Certified Partner, an Oracle Platinum Partner, and a salesforce.com Platinum Cloud Alliance Partner.  In 2014, we received multiple awards and recognition from our partners, including:

·	Microsoft West Region Compete Partner of the Year;
·	Microsoft Central Region Enterprise Office 365 Partner of the Year;
·	Microsoft East Region NSI Partner of the Year;
·	Microsoft Central Region Enterprise Cloud Partner of the Year;
·	IBM Innovation, Pure and Simple Outstanding Collaboration Award; and
·	IBM Collaboration Solutions Best Digital Experience Award.

·
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and, in addition, we operate global development centers in Hangzhou, China and Chennai, India. Effective with the acquisition of Zeon in January 2015 (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements), we are operating a development center in Nagpur, India with approximately 260 colleagues. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft and Oracle technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2014, we had 190 colleagues at the Hangzhou, China facility, 94 colleagues at the Chennai, India facility, and 234 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

·	small local consulting firms that operate in no more than one or two geographic regions;
·	boutique consulting firms, such as Prolifics and Avanade;
·	national consulting firms, such as Accenture, Deloitte Consulting, Cognizant, and Sapient/ Publicis;
·	in-house professional services organizations of software companies; and
·	offshore providers, such as Infosys Technologies Limited and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, partner network with leading technology companies, quality of proposed solutions, service quality and performance, efficiency, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore outsourcing and development companies to continue.

Some of our competitors have longer operating histories, larger client bases, and greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2014, we had 2,074 colleagues, 1,724 of which were billable (excluding 132 billable subcontractors) and 350 which were involved in sales, administration, and marketing. None of our colleagues are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our colleagues.

Sales and Marketing. As of December 31, 2014, we had a 96-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients and seeking out follow-up engagements as well as leveraging those relationships to forge new relationships in different areas of the business and with our clients' business partners.  Approximately 85% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 43 dedicated sales support employees, 29 general managers and nine vice-presidents who are engaged in our sales and marketing efforts.

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

Recruiting. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Retention. We firmly believe in the power of partnership and the spirit of innovation and approach every opportunity with these philosophies in mind.  We focus on a core set of business-driven technology solutions, applications, and software platforms and our commitment to our employees' career development through continued training and advancement opportunities sets us apart as an employer of choice.

Compensation. Our compensation philosophy and programs are designed to attract, retain, motivate and reward employees based on performance and results. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors and allow for differentiation so that truly stellar performers may be rewarded.

Strategic Advisory Team ("SAT"). Our SAT leadership performs a critical role in maintaining our technology leadership. Consisting of key employees from several practice areas, the SAT leadership assesses new technologies, partnership opportunities, and serves as lead internal subject matter experts for their respective domain. The SAT leaders also create and deliver thought leadership activities, including white paper authorship and publication and speaking engagements. Finally, the SAT identifies services opportunities between and among our strategic partners' products, oversees our quality assurance programs, and assists in acquisition-related technology due diligence.

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

Global macroeconomic conditions affect our clients' businesses and the markets they serve. Developments, such as the recent recessions and instability in the United States and Europe, deteriorations in the Canadian, Chinese and Indian economies, and the inflationary risks associated with higher commodity prices, among other developments, may have an adverse effect on our client's business and, consequently, on our results of operations, revenue growth and profitability.

Volatile, negative or uncertain economic conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected, and may in the future affect, demand for our services. A material portion of our revenues and profitability is derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

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

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the industries we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 10 days' notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues.  Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client's strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

If we are unable to keep our supply of skills and resources in balance with client demand and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

   Our success depends, in large part, upon our ability to keep our supply of skills and resources in balance with client demand and our ability to attract and retain personnel with the knowledge and skills to lead our business. Experienced personnel in our industry are in high demand, and there is much competition to attract qualified personnel. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across North America, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve or changes in the types of services clients are demanding we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work for our services and solutions in those industries may decline.

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

   Our equity-based incentive compensation plans are designed to reward high-performing personnel for their contributions and provide incentives for them to remain with us. If the anticipated value of these incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the stockholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.

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

The market for the information technology consulting services we provide is competitive, ever evolving, and subject to rapid technological change. Our competitors include: large multinational providers that offer some or all of the services that we do; offshore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices and on more aggressive contractual terms; niche solution and service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, service or delivery models; accounting firms that are expanding or building their capabilities to provide certain consulting services, including through acquisitions; and in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services we provide.

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

We have pursued a disciplined acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase our investment in these acquisitions. In that pursuit, we may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management's attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

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

We maintain a global development center in Hangzhou, China and a technology consulting recruiting and development facility in Chennai, India. Effective with the acquisition of BioPharm in April 2014, we operate in the United Kingdom, effective with the acquisition of Trifecta in May 2014, we operate in Canada, and effective with the acquisition of Zeon in January 2015 (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements), we are operating a development center in Nagpur, India. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

·	political and economic instability;
·	global health conditions and potential natural disasters;
·
unexpected changes in regulatory requirements, including immigration restrictions, tariffs, and other trade barriers and tax regulations, the enforcement of such requirements by applicable governmental authorities and other legal uncertainty;

·	limitations on our ability to repatriate cash from our international operations;
·	complexities and additional costs in effectively managing our international operations;
·	international currency controls and exchange rate fluctuations;
·	reduced protection for intellectual property rights; and
·	additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Less than 15% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas.  We also own a recruiting and development facility in Chennai, India to continue to grow our base of H1-B foreign national colleagues.  Effective with the acquisition of Zeon in January 2015 (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements), we will be expanding our base of foreign national colleagues.  The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor's degree in the U.S. in a specialty occupation such as technology systems engineering and analysis.  The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available.  The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

We negotiate fees with our clients utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent on our internal forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which might be based on limited data and could turn out to be materially inaccurate. If we do not accurately estimate the level of effort or cost, our contracts could yield lower profit margins than planned, or be unprofitable. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skillsets and competencies. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Our business could be materially adversely affected if we incur legal liability in connection with providing our services and solutions.

We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. A failure of a client's system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable. While we maintain insurance for certain potential liabilities, this insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and the amount of our recovery, if any.

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

We believe the Perficient brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. There is a risk that negative information could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements or cause existing clients to terminate our services, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Perficient brand name and could reduce investor confidence in us, materially adversely affecting our share price.

Our profitability could suffer if our cost-management strategies are unsuccessful.

Our ability to improve or maintain our profitability is dependent on our ability to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. These actions and other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past.  If we are not effective in reducing our operating costs in response to changes in demand or pricing, we might not be able to manage significantly larger and more diverse workforces as we increase the number of colleagues and execute our growth strategy, control our costs or improve our efficiency, and our profitability could be negatively affected.

Changes in our level of taxes, audits, investigations and tax proceedings could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2014, we had unrestricted cash and cash equivalents totaling $10.9 million and a borrowing capacity of $35.8 million, and a commitment to increase our borrowing capacity by $25.0 million. Of the $10.9 million of cash and cash equivalents at December 31, 2014, $5.7 million was held by our Chinese operations and is considered to be indefinitely reinvested in those operations. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 18% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

Issues arising during the implementation of our Enterprise Resource Planning system could adversely affect the Company's business, financial condition and results of operations.

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

We have offices in multiple markets throughout North America and in China, India, Canada, and the United Kingdom.  In late 2013, we entered into a new lease agreement which consolidated our St. Louis locations, including our principal executive operations.  The transition to the new location occurred over the course of 2014 and did not materially impact the operations of the Company.  We do not own any real property; all of our office space is leased under long-term leases with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

Item 3.	Legal Proceedings.

We are involved from time to time in various legal proceedings arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we do not expect any currently pending matters to have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The Nasdaq Global Select Market under the symbol "PRFT." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2013.

	High	Low
Year Ending December 31, 2014:
First Quarter	$23.40	$17.61
Second Quarter	19.61	16.08
Third Quarter	20.50	14.51
Fourth Quarter	19.10	14.05

Year Ending December 31, 2013:
First Quarter	$12.38	$11.14
Second Quarter	13.95	10.00
Third Quarter	18.51	12.51
Fourth Quarter	24.11	17.25

On March 2, 2015, the last reported sale price of our common stock on The Nasdaq Global Select Market was $20.06 per share. There were approximately 402 stockholders of record of our common stock as of March 2, 2015, including 297 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

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

Since the program's inception on August 11, 2008, we have repurchased approximately $81.5 million (9.4 million shares) of our outstanding common stock through December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2014	9,145,890	$8.42	9,145,890	$12,989,281
October 1-31, 2014	-	-	-	$12,989,281
November 1-30, 2014	224,259	17.11	224,259	$19,151,975
December 1-31, 2014	38,675	17.33	38,675	$18,481,827
Ending Balance as of December 31, 2014	9,408,824	$8.66	9,408,824

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2014, has been prepared in accordance with accounting principles generally accepted in the United States. The financial data presented is not directly comparable between periods as a result of three acquisitions in each of 2014, 2013, and 2012 and two acquisitions in 2011.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:	(In thousands, except per share information)
Revenues	$456,692	$373,325	$327,096	$262,439	$214,952
Gross margin	$149,335	$123,099	$103,403	$81,134	$62,767
Selling, general and administrative	$90,202	$77,601	$64,853	$51,672	$45,477
Depreciation and amortization	$18,187	$11,236	$10,078	$8,095	$4,784
Acquisition costs	$3,446	$2,297	$1,871	$1,249	$993
Adjustment to fair value of contingent consideration	$(1,463)	$287	$517	$1,586	$(4)
Income from operations	$38,963	$31,678	$26,084	$18,532	$11,517
Net interest (expense) income	$(1,438)	$(293)	$(143)	$68	$163
Net other (expense) income	$(5)	$112	$44	$45	$68
Income before income taxes	$37,520	$31,497	$25,985	$18,645	$11,748
Net income	$23,163	$21,432	$16,107	$10,747	$6,480
Basic net income per share	$0.73	$0.71	$0.54	$0.39	$0.24
Diluted net income per share	$0.70	$0.67	$0.52	$0.37	$0.23

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$10,935	$7,018	$5,813	$9,732	$24,008
Working capital (1)	$76,955	$57,268	$52,277	$51,476	$47,632
Long-term investments	$-	$-	$-	$-	$2,254
Property and equipment, net	$7,966	$7,709	$4,398	$3,490	$2,355
Goodwill and intangible assets, net	$282,235	$218,997	$178,286	$142,166	$124,056
Total assets	$426,042	$325,749	$267,194	$223,932	$207,678
Long-term debt	$54,000	$19,000	$2,800	$-	$-
Total stockholders' equity	$304,728	$259,490	$234,413	$198,959	$177,164

(1) Working capital is total current assets less total current liabilities

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 10% of our services revenues for both years ended December 31, 2014 and 2013 compared to 11% for the year ended December 31, 2012. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party and internally developed software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided we act as a principal in the transaction. On rare occasions, we do not meet the requirements to be considered a principal in the transaction and act as an agent. In these cases, revenues are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our clients' demand for these products.

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

There are no significant cancellation or termination-type provisions for our software and hardware sales. Contracts for our professional services provide for a general right, to the client or us, to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required). The client is generally responsible for any time and expenses incurred up to the date of cancellation or termination of the contract.

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

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, office costs, recruiting expense, variable compensation costs, research and development, bad debts, and other miscellaneous expenses. We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. Our disciplined acquisition strategy began in January 2000.  We have continued this strategy through our acquisitions of Kerdock Consulting, LLC in March 2010, speakTECH in December 2010, Exervio Consulting Inc. ("Exervio") in April 2011, JCB Partners, LLC in July 2011, PointBridge Solutions, LLC ("PointBridge") in February 2012, Nascent Systems, LP ("Nascent") in June 2012, Northridge Systems, Inc. ("Northridge") in July 2012, TriTek Solutions, Inc. ("Tritek") and Clear Task, Inc. ("Clear Task") in May 2013, CoreMatrix Systems, LLC ("CoreMatrix") in October 2013, ForwardThink in February 2014, BioPharm in April 2014 and Trifecta in May 2014.  On January 2, 2015 we acquired Zeon Solutions Incorporated (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements).  We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2014	2013	2012
Services revenues	84.7%	87.5%	87.6%
Software and hardware revenues	11.5	8.1	7.7
Reimbursable expenses	3.8	4.4	4.7
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	52.5	54.4	55.9
Software and hardware costs	10.3	7.1	6.6
Reimbursable expenses	3.8	4.4	4.7
Other project-related expenses	0.7	1.1	1.2
Total cost of revenues	67.3	67.0	68.4
Services gross margin*	37.2	36.6	34.8
Software and hardware gross margin*	10.5	11.8	14.5
Total gross margin	32.7	33.0	31.6
Selling, general and administrative	19.7	20.8	19.8
Depreciation and amortization	4.0	3.0	3.1
Acquisition costs	0.8	0.6	0.6
Adjustment to fair value of contingent consideration	(0.3)	0.1	0.2
Income from operations	8.5	8.5	7.9
Net interest (expense) income	(0.3)	(0.1)	0.0
Net other (expense) income	(0.0)	0.0	0.0
Income before income taxes	8.2	8.4	7.9
Provision for income taxes	3.1	2.7	3.0
Net income	5.1%	5.7%	4.9%
* Services and software and hardware gross margins are based on their percentage of respective revenues.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Total revenues increased 22% to $456.7 million for the year ended December 31, 2014 from $373.3 million for the year ended December 31, 2013.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
Services Revenues	$386,668	$326,589	$60,079	$44,633	$15,446
Software and Hardware Revenues	52,776	30,224	22,552	1,795	20,757
Reimbursable Expenses	17,248	16,512	736	1,067	(331)
Total Revenues	$456,692	$373,325	$83,367	$47,495	$35,872

Services revenues increased 18% to $386.7 million for the year ended December 31, 2014 from $326.6 million for the year ended December 31, 2013. The increase in services revenues is primarily due to acquisitions during 2014 and 2013. Services revenues attributable to our base business increased $15.5 million while services revenues attributable to acquired companies increased $44.6 million, resulting in a total increase of $60.1 million.

Software and hardware revenues increased 75% to $52.8 million for the year ended December 31, 2014 from $30.2 million for the year ended December 31, 2013 primarily due to an increase in volume and magnitude of initial and renewal software license sales compared to 2013. Reimbursable expenses increased 4% to $17.2 million for the year ended December 31, 2014 from $16.5 million for the year ended December 31, 2013 primarily as a result of the increase in services revenue. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 23% to $307.4 million for the year ended December 31, 2014 from $250.2 million for the year ended December 31, 2013.  The increase in cost of revenues was directly related to the increase in revenues attributable to the Company's acquisitions and base business.  More specifically, the increase in the cost of revenue is due to the increase in headcount to support the Company's ongoing revenue-producing projects and increased software revenue. The average number of colleagues performing services, including subcontractors, increased to 1,830 for the year ended December 31, 2014 from 1,640 for the year ended December 31, 2013.

Gross Margin. Gross margin increased 21% to $149.3 million for the year ended December 31, 2014 from $123.1 million for the year ended December 31, 2013. Gross margin as a percentage of revenues decreased to 32.7% for the year ended December 31, 2014 from 33.0% for the year ended December 31, 2013, primarily due to the significant increase in software and hardware sales which typically have lower margins than services. Services gross margin, excluding reimbursable expenses, increased to 37.2% or $143.8 million for the year ended December 31, 2014 from 36.6% or $119.5 million for the year ended December 31, 2013. The increase in services gross margin was primarily a result of higher average bill rates. The average bill rate for our professionals increased to $135 per hour for the year ended December 31, 2014 from $123 per hour for the year ended December 31, 2013, primarily due to the improved pricing opportunities as the market for our services continues to improve. The average bill rate for the year ended December 31, 2014, excluding offshore delivery centers, was $147 per hour compared to $135 per hour for the year ended December 31, 2013.

Selling, General and Administrative. SG&A expenses increased 16% to $90.2 million for the year ended December 31, 2014 from $77.6 million for the year ended December 31, 2013 due primarily to fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of revenues, decreased to 19.8% for the year ended December 31, 2014 from 20.8% for the year ended December 31, 2013.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Increase/ (Decrease)	Percentage Change
Sales-related costs	$29.2	$24.4	$4.8	20%
Salary expense	19.4	15.9	3.5	22
Stock compensation expense	8.6	7.9	0.7	9
Office costs	6.5	5.9	0.6	10
Recruiting expense	5.1	4.7	0.4	9
Marketing expense	5.0	3.1	1.9	61
Variable compensation expense	2.2	2.9	(0.7)	(24)
Research and development	0.5	1.0	(0.5)	(50)
Bad debt expense	1.1	0.4	0.7	175
Other	12.6	11.4	1.2	11
Total	$90.2	$77.6	$12.6	16%

Depreciation. Depreciation expense increased 14% to $3.7 million for the year ended December 31, 2014 from $3.3 million for the year ended December 31, 2013. The increase in depreciation expense was mainly attributable to increased capital expenditures and acquisitions.  Depreciation expense as a percentage of revenues was 0.8% and 0.9% for the years ended December 31, 2014 and 2013, respectively.

Amortization. Amortization expense increased 81% to $14.5 million for the year ended December 31, 2014 from $8.0 million for the year ended December 31, 2013. The increase in amortization expense was due to the addition of intangible assets acquired as a result of the Company's acquisition activity during 2014 and 2013 and the purchase and implementation of an ERP system.

Acquisition Costs. Acquisition-related costs of $3.4 million were incurred during 2014 related to the acquisition of ForwardThink, BioPharm, Trifecta, and Zeon compared to $2.3 million during 2013 related to the acquisition of TriTek, Clear Task, and CoreMatrix.  Acquisition-related costs were incurred for legal, accounting,  tax, investment bank and advisor fees, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.5 million was recorded during the year ended December 31, 2014 which represented the net impact of the fair market value adjustments to the earnings-based contingent consideration of the Clear Task and CoreMatrix acquisitions.  An adjustment of $0.3 million was made during the year ended December 31, 2013 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task and CoreMatrix acquisitions.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 38.3% for the year ended December 31, 2014 from 32.0% for the year ended December 31, 2013. Our effective tax rate for the year ended December 31, 2014 only included the tax benefit for the 2014 research and development credit and domestic production deduction and the 2010 research and development tax credit.  Our effective tax rate for the year ended December 31, 2013 included the benefit for the research and development credit for 2012 and 2013 and domestic production deduction for 2010, 2011, 2012 and 2013.

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

Cost of Revenues. Cost of revenues increased 12% to $250.2 million for the year ended December 31, 2013 from $223.7 million for the year ended December 31, 2012. The increase in cost of revenues was directly related to the increase in revenues attributable to the Company's base business and through acquisitions. More specifically, the increase in the cost of revenue is due to the increase in headcount to support the Company's ongoing revenue-producing projects. The average number of colleagues performing services, including subcontractors, increased to 1,640 for the year ended December 31, 2013 from 1,518 for the year ended December 31, 2012.

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

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Increase/ (Decrease)	Percentage Change
Sales-related costs	$24.4	$21.4	$3.0	14%
Salary expense	15.9	13.1	2.8	21
Stock compensation expense	7.9	7.0	0.9	13
Office costs	5.9	4.8	1.1	23
Recruiting expense	4.7	4.1	0.6	15
Marketing expense	3.1	2.3	0.8	35
Variable compensation expense	2.9	1.7	1.2	71
Research and development	1.0	-	1.0	NM
Bad debt expense	0.4	0.7	(0.3)	(43)
Other	11.4	9.8	1.6	16
Total	$77.6	$64.9	$12.7	20%
* NM - Not Meaningful

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2014	2013	2012
Cash and cash equivalents (1)	$10.9	$7.0	$5.8
Working capital (including cash and cash equivalents) (2)	$77.0	$57.3	$52.3
Amounts available under credit facilities	$35.8	$55.8	$47.2

(1) The balance at December 31, 2014 includes $4.5 million held by our Indian subsidiary which was used to purchase the Indian assets of Zeon Solutions Incorporated (as described in Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements). It also included $5.7 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.

(2) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $34.0 million compared to $46.9 million and $39.2 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2014, the components of operating cash flows were net income of $23.2 million plus non-cash charges of $27.4 million and net working capital investments of $16.6 million. The primary components of operating cash flows for the year ended December 31, 2013 were net income of $21.4 million plus non-cash charges of $21.5 million and net working capital reductions of $3.9 million. The primary components of operating cash flow for the year ended December 31, 2012 were net income of $16.1 million plus non-cash charges of $18.5 million and net working capital reductions of $4.6 million.

Net Cash Used in Investing Activities

For the year ended December 31, 2014, we used $46.5 million for acquisitions and $7.1 million for purchases of equipment and to develop certain software for internal use including significant efforts associated with the implementation of a new internal ERP system placed in service in 2014. For the year ended December 31, 2013, we used $38.4 million for acquisitions and $8.0 million for purchases of equipment and to develop certain software for internal use including significant efforts associated with the implementation of a new ERP system.  For the year ended December 31, 2012, we used $36.6 million for acquisitions and $2.1 million for purchases of equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

For the year ended December 31, 2014, we received proceeds of $265.1 million from our line of credit and we realized a tax benefit of $2.6 million related to the vesting of stock awards and stock option exercises plus $1.5 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2014, we made payments of $230.1 million on our line of credit, used $7.7 million to repurchase shares of our common stock through the stock repurchase program, used $6.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and used $1.2 million to settle the contingent consideration for the purchase of Clear Task.  For the year ended December 31, 2013, we received proceeds of $181.2 million from our line of credit and we realized a tax benefit of $2.6 million related to vesting of stock awards and stock option exercises plus $0.3 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. We made payments of $165.0 million on our line of credit, used $13.8 million to repurchase shares of our common stock through the stock repurchase program, used $4.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and paid $0.4 million in fees related to our credit facility. For the year ended December 31, 2012, we received proceeds of $134.9 from our line of credit and we realized a tax benefit of $1.1 million related to vesting of stock awards and stock option exercises plus $0.2 million in proceeds from the exercises of stock options and sales of stock through our Employee Stock Purchase Plan.  We made payments of $132.1 million on our line of credit, used $6.1 million to repurchase shares of our common stock through the stock repurchase program, used $1.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and paid $0.6 million to settle a portion of the contingent consideration for the acquisition of Exervio.

 Availability of Funds from Credit Facility

On July 31, 2013, we renewed and extended the term of our credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Company and the Lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.  The Company and the Lenders entered into a second amendment and consent to the credit agreement (as amended, the "Credit Agreement"), effective as of January 2, 2015, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. Refer to Note 15, Subsequent Events, in the Notes to Consolidated Financial Statements for further discussion.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of December 31, 2014, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on December 31, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.17% on December 31, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2014, we had $35.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

At December 31, 2014, we were in compliance with all covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $81.5 million (9.4 million shares) of our outstanding common stock through December 31, 2014.

Contractual Obligations

For the year ended December 31, 2014, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2014, there was $54.0 million outstanding under the Credit Agreement as compared to $19.0 million as of December 31, 2013. The amounts are classified as "Long-term debt" within the Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2017.

We have incurred commitments to make future payments under contracts such as leases and the Credit Agreement. Maturities under these contracts are set forth in the following table as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$18,943	$4,812	$8,124	$3,931	$2,076
Total debt	54,000	--	54,000	--	--
Total	$72,943	$4,812	$62,124	$3,931	$2,076

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

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2014 of $10.9 million, approximately $5.7 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Our annual goodwill impairment test was performed as of October 1, 2014. Our fair value as of the annual testing date exceeded our book value and consequently, no impairment was indicated.

Our fair value was determined by weighting the results of two valuation methods: (1) market capitalization based on the average price of our common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and (2) a discounted cash flow model. The fair value calculated using our average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in our determination of our overall fair value. While the use of our average common stock price, plus a control premium, may be considered the best evidence of fair value in ASC Topic 350, we believe the volatility in our stock price, and in the overall market, are not always consistently aligned with our financial results or outlook.  The discounted cash flow approach allows us to calculate our fair value based on operating performance and meaningful financial metrics.

A key assumption used in the calculation of our fair value using our average common stock price was the consideration of a control premium.  We reviewed industry premium data and determined an appropriate control premium for the analysis.

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

Accounting for Stock-Based Compensation

The fair value of restricted stock awards are based on the value of our common stock on the date of the grant.  Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC Topic 718"). Under this method, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2014, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. Historically, we have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. However, we will continue to assess the need to do so prospectively to reduce our exposure and related volatility to our consolidated Balance Sheet, Statement of Operations, and Cash Flows. Our exposure to foreign currency risk is not significant.

Interest Rate Sensitivity

As of December 31, 2014, there was $54.0 million outstanding and $35.8 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $54.0 million outstanding on the line of credit as of December 31, 2014, an increase in the interest rate of 100 basis points would add $540,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $10.9 million at December 31, 2014 and $7.0 million at December 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$10,935	$7,018
Accounts receivable, net	113,928	78,887
Prepaid expenses	2,476	2,569
Other current assets	4,679	6,759
Total current assets	132,018	95,233
Property and equipment, net	7,966	7,709
Goodwill	236,130	193,510
Intangible assets, net	46,105	25,487
Other non-current assets	3,823	3,810
Total assets	$426,042	$325,749

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,035	$7,667
Other current liabilities	33,028	30,298
Total current liabilities	55,063	37,965
Long-term debt	54,000	19,000
Other non-current liabilities	12,251	9,294
Total liabilities	$121,314	$66,259

Commitments and contingencies (see Note 11)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 43,174,676 shares issued and 32,854,802 shares outstanding as of December 31, 2014; 40,843,435 shares issued and 31,341,276 shares outstanding as of December 31, 2013)	$43	$41
Additional paid-in capital	334,645	297,997
Accumulated other comprehensive loss	(651)	(378)
Treasury stock, at cost (10,319,874 shares as of December 31, 2014; 9,512,545 shares as of December 31, 2013)	(95,353)	(81,051)
Retained earnings	66,044	42,881
Total stockholders' equity	304,728	259,490
Total liabilities and stockholders' equity	$426,042	$325,749

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
Revenues:	(In thousands, except per share information)
Services	$386,668	$326,589	$286,548
Software and hardware	52,776	30,224	25,188
Reimbursable expenses	17,248	16,512	15,360
Total revenues	456,692	373,325	327,096
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	239,862	202,897	182,719
Software and hardware costs	47,235	26,648	21,536
Reimbursable expenses	17,248	16,512	15,360
Other project-related expenses	3,012	4,169	4,078
Total cost of revenues	307,357	250,226	223,693

Gross margin	149,335	123,099	103,403

Selling, general, and administrative	90,202	77,601	64,853
Depreciation	3,734	3,262	2,251
Amortization	14,453	7,974	7,827
Acquisition costs	3,446	2,297	1,871
Adjustment to fair value of contingent consideration	(1,463)	287	517
Income from operations	38,963	31,678	26,084

Net interest expense	(1,438)	(293)	(143)
Net other (expense) income	(5)	112	44
Income before income taxes	37,520	31,497	25,985
Provision for income taxes	14,357	10,065	9,878

Net income	$23,163	$21,432	$16,107

Basic net income per share	$0.73	$0.71	$0.54
Diluted net income per share	$0.70	$0.67	$0.52
Shares used in computing basic net income per share	31,698	30,294	29,536
Shares used in computing diluted net income per share	33,158	31,808	31,086

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$23,163	$21,432	$16,107
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(273)	(72)	(27)
Comprehensive income	$22,890	$21,360	$16,080

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2011	28,743	$36	$248,855	$(279)	$(54,995)	$5,342	$198,959
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	56	-	202	-	-	-	202
Net tax benefit from stock option exercises and restricted stock vesting	-	-	855	-	-	-	855
Stock compensation related to restricted stock vesting and retirement savings plan contributions	950	1	9,589	-	-	-	9,590
Purchases of treasury stock and buybacks of shares for taxes	(724)	-	-	-	(7,975)	-	(7,975)
Issuance of stock for acquisitions	1,800	2	16,700	-	-	-	16,702
Net income	-	-	-	-	-	16,107	16,107
Foreign currency translation adjustment	-	-	-	(27)	-	-	(27)
Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	80	-	332	-	-	-	332
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,578	-	-	-	2,578
Stock compensation related to restricted stock vesting and retirement savings plan contributions	949	-	11,034	-	-	-	11,034
Purchases of treasury stock and buyback of shares for taxes	(1,313)	-	-	-	(18,081)	-	(18,081)
Issuance of stock for acquisitions	800	2	7,852	-	-	-	7,854
Net income	-	-	-	-	-	21,432	21,432
Foreign currency translation adjustment	-	-	-	(72)	-	-	(72)
Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	210	-	1,451	-	-	-	1,451
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,577	-	-	-	2,577
Stock compensation related to restricted stock vesting and retirement savings plan contributions	961	1	12,718	-	-	-	12,719
Purchases of treasury stock and buyback of shares for taxes	(807)	-	-	-	(14,302)	-	(14,302)
Issuance of stock for acquisitions	1,150	1	19,902	-	-	-	19,903
Net income	-	-	-	-	-	23,163	23,163
Foreign currency translation adjustment	-	-	-	(273)	-	-	(273)
Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES	(In thousands)
Net income	$23,163	$21,432	$16,107
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,734	3,262	2,251
Amortization	14,453	7,974	7,827
Deferred income taxes	662	1,604	(613)
Non-cash stock compensation and retirement savings plan contributions	12,719	11,034	9,590
Tax benefit from stock option exercises and restricted stock vesting	(2,607)	(2,618)	(1,061)
Adjustment to fair value of contingent consideration for purchase of business	(1,463)	287	517

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,050)	1,462	(818)
Other assets	5,220	(126)	1,074
Accounts payable	14,344	(361)	2,190
Other liabilities	(9,142)	2,901	2,147
Net cash provided by operating activities	34,033	46,851	39,211

INVESTING ACTIVITIES
Purchase of property and equipment	(3,674)	(4,649)	(1,923)
Capitalization of software developed for internal use	(3,474)	(3,329)	(187)
Purchase of businesses, net of cash acquired	(46,447)	(38,434)	(36,560)
Net cash used in investing activities	(53,595)	(46,412)	(38,670)

FINANCING ACTIVITIES
Payments for credit facility financing fees	-	(399)	-
Proceeds from line of credit	265,100	181,150	134,900
Payments on line of credit	(230,100)	(164,950)	(132,100)
Payment of contingent consideration for purchase of business	(1,196)	-	(556)
Tax benefit from stock option exercises and restricted stock vesting	2,607	2,618	1,061
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	1,451	332	202
Purchases of treasury stock	(7,702)	(13,794)	(6,118)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(6,600)	(4,287)	(1,857)
Net cash provided by (used in) financing activities	23,560	670	(4,468)
Effect of exchange rate on cash and cash equivalents	(81)	96	8
Change in cash and cash equivalents	3,917	1,205	(3,919)
Cash and cash equivalents at beginning of period	7,018	5,813	9,732
Cash and cash equivalents at end of period	$10,935	$7,018	$5,813

Supplemental disclosures:
Cash paid for interest	$1,279	$273	$168
Cash paid for income taxes	$10,552	$7,862	$9,687
Non-cash activities:
Stock issued for purchase of businesses (net of stock reacquired for escrow claim)	$19,173	$7,854	$14,411
Stock issued for settlement of contingent consideration for purchase of business	$730	$-	$2,199
Estimated fair value of contingent consideration for purchase of business	$127	$5,114	$-
Accrued additions to property and equipment		$-	$1,488

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The Company performed its annual impairment test of goodwill as of October 1, 2014. Based on the test performed, the Company's fair value as of the annual testing date exceeded its book value and consequently, no impairment was indicated. The Company's fair value was determined by weighting the results of two valuation methods: (1) market capitalization based on the average price of the Company's common stock, including a control premium, for a reasonable period of time prior to the evaluation date (generally 15 days) and (2) a discounted cash flow model.  The fair value calculated using the Company's average common stock price (including a control premium) was weighted 40% while the value calculated by the discounted cash flow model was weighted 60% in the Company's determination of its overall fair value.

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

Fair Value of Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments.  The Company's long-term debt balance approximates fair market value.  Investments are stated at amounts which approximate fair value based on quoted market prices or other observable inputs.

Treasury Stock

The Company uses the cost method to account for repurchases of its own stock.

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above. Approximately 99% of the Company's revenues were derived from clients in the United States during each of the years ended December 31, 2014, 2013 and 2012.  Less than 1% of the Company's non-current assets were located outside the United States as of each of the years ended December 31, 2014 and 2013.

Recently Adopted Accounting Pronouncements

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2014	2013	2012
Net income	$23,163	$21,432	$16,107
Basic:
Weighted-average shares of common stock outstanding	31,698	30,294	29,536
Shares used in computing basic net income per share	31,698	30,294	29,536

Effect of dilutive securities:
Stock options	61	152	194
Restricted stock subject to vesting	553	674	621
Contingently issuable shares (1)	13	-	81
Shares issuable for acquisition consideration (2)	833	688	654
Shares used in computing diluted net income per share	33,158	31,808	31,086

Basic net income per share	$0.73	$0.71	$0.54
Diluted net income per share	$0.70	$0.67	$0.52

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	73	1	12

(1)	For the year ended December 31, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement. For the year ended December 31, 2012, this represents the Company's estimate of shares to be issued to Exervio Consulting , Inc. pursuant to the Asset Purchase Agreement.
(2)	For the year ended December 31, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Asset Purchase Agreement with Nascent Systems, LP ("Nascent"); (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iv) the Asset Purchase Agreement with Clear Task; (v) the Asset Purchase Agreement with CoreMatrix Systems, LLC ("CoreMatrix"); (vi) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (vii) the Asset Purchase Agreement with BioPharm Systems, Inc.("BioPharm"); and (viii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited ("Trifecta") as part of the consideration. For the year ended December 31, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; (ii) the Asset Purchase Agreement with Nascent; (iii) the Agreement and Plan of Merger with TriTek; (iv) the Asset Purchase Agreement with Clear Task; and (v) the Asset Purchase Agreement with CoreMatrix as part of the consideration. For the year ended December 31, 2012, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with speakTECH; (ii) the Asset Purchase Agreement with PointBridge Solutions, LLC; (iii) the Asset Purchase Agreement with Nascent; and (iv) the Agreement and Plan of Merger with Northridge as part of the consideration.

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2014, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company's clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company's significant fixed operating expenses, the loss of sales to any significant customer could result in the Company's inability to generate net income or positive cash flow from operations for some time in the future.  However, the Company has remained relatively diversified, with its largest customer only representing approximately 4% of total revenues excluding reimbursable expenses for the year ended December 31, 2014 and 3% of total revenues excluding reimbursable expenses for both years ended December 31, 2013 and 2012.

5. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986, as amended (the "Code"). The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of service.  For  2014, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $4.0 million, $3.3 million, and $3.3 million of expense for the matching cash and Company stock contribution in  2014, 2013, and 2012, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2014 and 2013, the deferred compensation liability balance was $2.8 million and $2.3 million, respectively.

6. Business Combinations

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

The Company's total allocable purchase price consideration was $24.5 million. The purchase price was comprised of $18.6 million in cash paid and $2.5 million of Company common stock issued at closing increased by $3.4 million representing the initial fair value estimate of additional earnings-based contingent consideration. CoreMatrix did not realize the first earnings-based contingency as of 12 months after the closing date of the acquisition.  The second earnings-based contingency, if achieved 24 months from the acquisition closing date, will consist of 80% cash and 20% stock paid to the CoreMatrix selling shareholders. As of December 31, 2014, the Company's best estimate of the fair value of the earnings-based contingent consideration is zero. The adjustment from the initial fair market value was recorded in "Adjustment to fair value of contingent consideration" on the Consolidated Statement of Operations.  The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

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

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expanded the Company's financial services vertically, including the Company's presence in New York.

The Company has initially estimated the total allocable purchase price consideration to be $40.1 million. The purchase price was comprised of $26.9 million in cash paid (net of cash acquired) and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as compensation expense within the Consolidated Statements of Operations.  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

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

The amounts above represent the fair value estimates as of December 31, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

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

The amounts above represent the fair value estimates as of December 31, 2014, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

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

The Company has initially estimated the total allocable purchase price consideration to be $13.6 million.  Of the $13.6 million in total allocable purchase price consideration, $8.2 million was paid in cash and the remainder represents an assumption of liabilities.  The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.6
Acquired intangible assets	5.2
Liabilities assumed	(5.7)
Goodwill	7.1
Total purchase price	$8.2

The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

The amounts above represent the fair value estimates as of December 31, 2014 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the TriTek, Clear Task, CoreMatrix, ForwardThink, BioPharm, and Trifecta operations have been included in the Company's consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of ForwardThink, BioPharm, and Trifecta included in the Company's Consolidated Statements of Operations from the respective acquisition dates to December 31, 2014 are as follows (in thousands):

Acquisition Date to December 31, 2014
Revenues	$48,108
Net income	$4,917

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with ForwardThink, BioPharm, and Trifecta for the year ended December 31, 2014 and TriTek, Clear Task, CoreMatrix, ForwardThink, BioPharm, and Trifecta for the year ended December 31, 2013, after giving effect to certain pro-forma adjustments related to the amortization of acquired intangible assets and assuming ForwardThink, BioPharm, and Trifecta were acquired as of the beginning of 2013 and TriTek, Clear Task, and CoreMatrix were acquired as of the beginning of 2012. These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2013 or January 1, 2012 or of future results of operations of the consolidated entities (in thousands except per share data):

	December 31,
	2014	2013
Revenues	$467,825	$452,036
Net income	$27,544	$26,986
Basic net income per share	$0.84	$0.84
Diluted net income per share	$0.83	$0.81
Shares used in computing basic net income per share	32,736	31,990
Shares used in computing diluted net income per share	33,350	33,304

7. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	2014	2013
Balance, beginning of year	$193,510	$160,936
Preliminary purchase price allocations for acquisitions (Note 6)	42,278	32,041
Purchase accounting adjustments	342	533
Balance, end of year	$236,130	$193,510

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$54,389	$(16,595)	$37,794	$31,156	$(10,835)	$20,321
Non-compete agreements	1,601	(866)	735	1,477	(715)	762
Customer backlog	2,341	(2,265)	76	402	(170)	232
Trade name	167	(148)	19	159	(83)	76
Internally developed software	8,897	(1,416)	7,481	4,604	(508)	4,096
Total	$67,395	$(21,290)	$46,105	$37,798	$(12,311)	$25,487

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Customer backlog	8 – 11 months
Internally developed software	1 – 7 years
Trade name	1 year

The weighted average amortization periods for customer relationships and non-compete agreements are six years and five years, respectively. Total amortization expense for the years ended December 31, 2014, 2013, and 2012 was approximately $14.5 million, $8.0 million, and $7.8 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows and excludes the impact of the acquisition referenced in Note 15, Subsequent Events (in thousands):

2015	$10,906
2016	$9,683
2017	$7,323
2018	$6,363
2019	$5,466
Thereafter	$6,364

8. Stock-Based Compensation

Stock Option Plans

The Company made various award grants under the 2009 Long-Term Incentive Plan prior to May 2012 and under the 2012 Long Term Incentive Plan prior to May 2014. In May 2014, the Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (the "Incentive Plan"), which had been previously approved by the Company's Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock option activity for the year ended December 31, 2014 was as follows (in thousands, except exercise price and remaining contractual terms information):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (In Years) (1)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	222	$6.08	0.94	$3,845
Options exercised (2)	(196)	6.14		$2,507
Options canceled	(14)	3.94
Options outstanding at December 31, 2014	12	$7.48	0.09	$139
Options vested, December 31, 2014	12	$7.48	0.09	$139

(1)	Stock options have a maximum contractual term of 10 years.
(2)	The total aggregate intrinsic value of stock options exercised during 2013 and 2012 was $1.0 million and $0.4 million, respectively.

Restricted stock activity for the year ended December 31, 2014 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2013	1,699	$12.13
Awards granted (1)	773	$18.56
Awards vested (2)	(844)	$11.53
Awards forfeited	(122)	$14.21
Restricted stock awards outstanding at December 31, 2014	1,506	$15.39

(1)	The weighted average grant date fair value of shares granted during 2013 and 2012 was $14.62 and $11.31, respectively.
(2)	The total fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was $15.1 million, $13.4 million and $9.7 million, respectively.

The Company recognized $13.4 million, $11.1 million, and $9.6 million of share-based compensation expense during 2014, 2013 and 2012, respectively, which included $2.0 million, $1.7 million, and $1.4 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2014, 2013 and 2012 was $4.1 million, $3.6 million, and $3.2 million, respectively. As of December 31, 2014, there was $17.2 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three to five year requisite service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "ESPP") is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2014, approximately 15,200 shares were purchased under the ESPP.

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

9. Line of Credit

On July 31, 2013, we renewed and extended the term of our credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Company and the Lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.  The Company and the Lenders entered into a second amendment and consent to the credit agreement (as amended, the "Credit Agreement"), effective as of January 2, 2015, pursuant to which the Company and the Lenders, including Wells Fargo, National Association, as a new lender, increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.  Refer to Note 15, Subsequent Events, for further discussion.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $5.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  December 31, 2014, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on December 31, 2014) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.17% on December 31, 2014) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2014, we had $35.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.30% on the unused portion of the line of credit.

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

At December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute has passed on returns for the years through 2010. The Company's 2011 and 2012 U.S. income tax returns are currently under examination by the IRS.

As of December 31, 2014, the Company had U.S. Federal tax net operating loss carry forwards of approximately $3.3 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$10,973	$7,292	$8,405
State	1,846	883	1,704
Foreign	876	286	382
Total current	13,695	8,461	10,491

Deferred:
Federal	550	1,455	(581)
State	112	149	(32)
Total deferred	662	1,604	(613)
Total provision for income taxes	$14,357	$10,065	$9,878

The components of pretax income for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$33,937	$29,280	$23,533
Foreign	3,583	2,217	2,452
Total	$37,520	$31,497	$25,985

For the year ended December 31, 2014, foreign operations included Canada, China, India, and the United Kingdom.

For the year ended December 31, 2013 and 2012, foreign operations included Canada, China, and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities	$1,172	$1,172
Bad debt reserve	352	365
Net operating losses	1,265	1,510
Deferred compensation	3,060	2,728
Intangibles	-	2,101
Acquisition-related costs	380	490
Total deferred tax assets	6,229	8,366
Deferred tax liabilities:
Prepaid expenses	809	829
Equity in undistributed foreign earnings	125	125
Goodwill and Intangibles	12,176	7,594
Fixed assets	1,352	1,372
Total deferred tax liabilities	14,462	9,920

Net deferred tax liability	$(8,233)	$(1,554)

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

The federal corporate statutory tax rate is reconciled to the Company's effective income tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	4.3	4.4
Effect of foreign operations	(1.0)	(1.3)	(1.8)
Stock compensation	2.6	1.7	1.8
Non-deductible acquisition costs	0.7	0.2	0.8
Research and development tax credit	(3.3)	(5.7)	(2.7)
U.S. domestic production deduction	(0.9)	(3.1)	-
Other	0.7	0.9	0.5
Effective tax rate	38.3%	32.0%	38.0%

The effective income tax rate increased to 38.3% for the year ended December 31, 2014 from 32.0% for the year ended December 31, 2013. The effective rate for the year ended December 31, 2014 only included the tax benefit for the 2014 research and development credit and domestic production deduction and the 2010 research and development tax credit.  The effective tax rate for the year ended December 31, 2013 included the benefit for the research and development credit for 2012 and 2013 and domestic production deduction for 2010, 2011, 2012 and 2013.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.5 million as of both December 31, 2014 and 2013. If the Company's assessment of unrecognized tax benefits is not representative of actual outcomes, the Company's financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$519	$79
Unrecognized tax benefits related to current year	211	440
Reductions for tax positions of prior years	(185)	-
Balance at end of year	$545	$519

11. Commitments and Contingencies

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2014 are as follows (in thousands):

Operating Leases
2014	$4,812
2015	4,452
2016	3,672
2017	2,245
2018	1,686
Thereafter	2,076
Total minimum lease payments	$18,943

Rent expense for the years ended December 31, 2014, 2013, and 2012 was approximately $5.4 million, $4.9 million, and $3.8 million, respectively.

12. Balance Sheet Components

	December 31,
	2014	2013
	(In thousands)
Accounts receivable:
Accounts receivable	$82,994	$56,376
Unbilled revenues	31,845	23,274
Allowance for doubtful accounts	(911)	(763)
Total	$113,928	$78,887

Property and Equipment:
Computer hardware (useful life of 3 years)	$10,221	$8,104
Furniture and fixtures (useful life of 5 years)	2,442	1,891
Leasehold improvements (useful life of 5 years)	2,075	1,997
Software (useful life of 1 to 7 years)	6,828	6,042
Less: Accumulated depreciation	(13,600)	(10,325)
Total	$7,966	$7,709

Other current liabilities:
Accrued variable compensation	$15,060	$13,467
Deferred revenues	5,945	3,590
Payroll related costs	1,614	2,035
Accrued subcontractor fees	871	2,551
Accrued medical claims expense	1,615	1,296
Acquired liabilities	2,603	1,680
Estimated fair value of contingent consideration liability (Note 6)	-	1,606
Other current liabilities	5,320	4,073
Total	$33,028	$30,298

Other non-current liabilities:
Deferred compensation liability	$2,773	$2,160
Deferred income taxes	8,912	2,345
Estimated fair value of contingent consideration liability (Note 6)	-	3,508
Other non-current liabilities	566	1,281
Total	$12,251	$9,294

13. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$763	$724	$1,057
Charges to expense	934	280	744
Uncollected balances written off, net of recoveries	(786)	(241)	(1,077)
Balance, end of year	$911	$763	$724

14. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2014 and 2013. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Total revenues	$97,170	$116,709	$116,971	$125,842
Gross margin	31,459	37,848	39,537	40,491
Income from operations	5,421	11,416	12,395	9,730
Income before income taxes	5,274	11,040	11,943	9,263
Net income	3,045	6,387	7,306	6,424
Basic net income per share	0.10	0.20	0.23	0.20
Diluted net income per share	0.09	0.19	0.22	0.19

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Total revenues	$84,935	$94,167	$96,758	$97,465
Gross margin	25,514	30,598	33,863	33,124
Income from operations	5,208	7,538	10,346	8,586
Income before income taxes	5,249	7,402	10,257	8,590
Net income	4,123	4,562	7,234	5,513
Basic net income per share	0.14	0.15	0.24	0.18
Diluted net income per share	0.13	0.14	0.23	0.17

15. Subsequent Events

Acquisition of Zeon Solutions

On January 2, 2015, the Company acquired substantially all of the assets of Zeon Solutions Incorporated, a Wisconsin corporation, Grand River Interactive LLC, a Michigan limited liability company, and their Indian affiliate, Zeon Solutions Private Limited (collectively, "Zeon"), an e-commerce solutions consulting firm, pursuant to the terms of an Asset Purchase Agreement, for approximately $38.5 million, of which approximately $22.3 million was cash and $13.4 was Company common stock issued at closing increased by $2.8 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Zeon 12 months after the closing date of the acquisition. The acquisition of Zeon expands the Company's expertise in the support of e-commerce solutions.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Zeon. As of March 5, 2015, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs for the year ended December 31, 2014 were $1.0 million.

Amendment to the Credit Agreement

The Company and the Lenders entered into a second amendment and consent to the Company's credit agreement (the "Amendment"), pursuant to which the Company and the Lenders increased the amount of available borrowing capacity under the Credit Agreement by $35.0 million, effective as of January 2, 2015, thereby allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.  Additionally, under the Amendment, Wells Fargo, National Association became party to the Credit Agreement as a lender to the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
 Perficient, Inc.:
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

The Company acquired ForwardThink Group, Inc. ("ForwardThink") in February 2014, BioPharm Systems, Inc. ("BioPharm") in April 2014, and Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "TriFecta") in May 2014, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, ForwardThink's, BioPharm's, and TriFecta's internal control over financial reporting associated with 18% and 11% of the Company's total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company as of December 31, 2014 also excluded an evaluation of the internal control over financial reporting of ForwardThink, BioPharm, and Trifecta.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP

St. Louis, Missouri
 March 5, 2015

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

The Company acquired ForwardThink in February 2014, BioPharm in April 2014, and Trifecta in May 2014. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In total, ForwardThink, BioPharm, and Trifecta represented 18% and 11% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2014. Excluding identifiable intangible assets and goodwill recorded in the business combination, ForwardThink, BioPharm, and Trifecta represented 2% of the Company's total assets as of December 31, 2014.

KPMG LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

Effective as of July 1, 2014, the Company implemented an Enterprise Resource Planning ("ERP") system to support the Company's future growth plan and to integrate significant processes. Implementing our ERP system resulted in significant changes in business processes and extensive organizational training. The Company believes it has taken and will continue to take the necessary steps to monitor and maintain appropriate internal controls during this transition period. These steps include deploying resources to mitigate internal control risks, and performing additional verifications and testing to ensure data integrity. The ERP system implementation resulted in a significant redesign of business processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	50	President and Chief Executive Officer
Kathryn J. Henely	50	Chief Operating Officer
Paul E. Martin	54	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board in 2009. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company's President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen's Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed as the Company's Chief Operating Officer in 2009.  Ms. Henely joined the Company in the St. Louis office following its acquisition of Vertecon in 2002.  Ms. Henely was the General Manager of the St. Louis office and the Vice President for the Company's largest business group, which included several local and national business units along with the Company's offshore development center in China. Prior to her appointment to Chief Operating Officer she actively participated in the due diligence and integration of several acquisitions within her business group. Additionally, she led the establishment of the Company Wide Practices and Corporate Recruiting organization.  Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

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

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's proxy statement to be used in connection with the 2015 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Directors and Executive Officers," "Composition and Meetings of the Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

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

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 5, 2015	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 5, 2015
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 5, 2015
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 5, 2015
Ralph C. Derrickson

/s/ John S. Hamlin	Director	March 5, 2015
John S. Hamlin

/s/ James R. Kackley	Director	March 5, 2015
James R. Kackley

/s/ David S. Lundeen	Director	March 5, 2015
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among CoreMatrix Systems, LLC, Frank McMahon and Paul Nix and Perficient, Inc. dated as of October 11, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of February 10, 2014, by and among Perficient, Inc., Garden MS Co., ForwardThink Group Inc., each of the Principals and Robert Shinbrot, in his capacity as the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.2†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference

10.3†
Form of Stock Option Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference

10.4†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.5†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.6†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed May 6, 2010 and incorporated herein by reference

10.7†
Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 19, 2012 and incorporated herein by reference

10.8†
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 23, 2011 and incorporated herein by reference

10.9†
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc. previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 23, 2011 and incorporated herein by reference

10.10
Second Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and US Bank, N.A., and Perficient, Inc. dated effective as of July 31, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2013 and incorporated herein by reference

10.11†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.12
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference

10.13†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  July 31, 2014 and incorporated herein by reference

10.14†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.15†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.16†
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.17†
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.18*
Amendment No. 2 and Consent to Second Amended and Restated Credit Agreement, dated January 2, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders

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
101*
The following financial information from Perficient, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.