Form 10-Q
period 2015-03-31
PERFICIENT INC
filed 2015-05-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 35,434,421 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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
 g. adapting to changes in technologies and offerings;
 h. risk of loss of one or more significant software vendors; and
 i. the recent implementation of our new Enterprise Resource Planning system;
(3)	legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information;
(4)	risks associated with managing growth organically and through acquisitions; and
(5)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the "SEC").

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, "we," "us," or the "Company") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$6,353	$10,935
Accounts receivable, net	99,427	113,928
Prepaid expenses	3,910	2,476
Other current assets	5,105	4,679
Total current assets	114,795	132,018
Property and equipment, net	8,336	7,966
Goodwill	252,819	236,130
Intangible assets, net	55,333	46,105
Other non-current assets	4,251	3,823
Total assets	$435,534	$426,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,901	$22,035
Other current liabilities	26,476	33,028
Total current liabilities	37,377	55,063
Long-term debt	67,500	54,000
Other non-current liabilities	10,375	12,251
Total liabilities	115,252	121,314

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 44,268,635 shares issued and 33,762,122 shares outstanding as of March 31, 2015; 43,174,676 shares issued and 32,854,802 shares outstanding as of December 31, 2014)	44	43
Additional paid-in capital	349,980	334,645
Accumulated other comprehensive loss	(822)	(651)
Treasury stock, at cost (10,506,513 shares as of March 31, 2015; 10,319,874 shares as of December 31, 2014)	(99,030)	(95,353)
Retained earnings	70,110	66,044
Total stockholders' equity	320,282	304,728
Total liabilities and stockholders' equity	$435,534	$426,042

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share information)
Revenues
Services	$98,629	$88,489
Software and hardware	8,502	5,003
Reimbursable expenses	3,467	3,678
Total revenues	110,598	97,170
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	63,447	56,745
Software and hardware costs	6,728	4,502
Reimbursable expenses	3,467	3,678
Other project related expenses	896	786
Total cost of revenues	74,538	65,711

Gross margin	36,060	31,459

Selling, general and administrative	24,043	20,683
Depreciation	1,081	912
Amortization	3,801	2,736
Acquisition costs	-	1,493
Adjustment to fair value of contingent consideration	85	214
Income from operations	7,050	5,421

Net interest expense	(553)	(167)
Net other (expense) income	(280)	20
Income before income taxes	6,217	5,274
Provision for income taxes	2,151	2,229

Net income	$4,066	$3,045

Basic net income per share	$0.12	$0.10
Diluted net income per share	$0.12	$0.09
Shares used in computing basic net income per share	33,046	30,729
Shares used in computing diluted net income per share	34,164	32,628

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$4,066	$3,045
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustment	(171)	(82)
Comprehensive income	$3,895	$2,963

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	16	--	169	--	--	--	169
Net tax benefit from stock option exercises and restricted stock vesting	--	--	407	--	--	--	407
Stock compensation related to restricted stock vesting and retirement savings plan contributions	320	--	3,348	--	--	--	3,348
Purchase of treasury stock and buyback of shares for taxes	(187)	--	--	--	(3,677)	--	(3,677)
Issuance of stock for acquisitions	758	1	11,411	--	--	--	11,412
Net income	--	--	--	--	--	4,066	4,066
Foreign currency translation adjustment	--	--	--	(171)	--	--	(171)
Balance at March 31, 2015	33,762	$44	$349,980	$(822)	$(99,030)	$70,110	$320,282

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$4,066	$3,045
Adjustments to reconcile net income to net cash used in operations:
Depreciation	1,081	912
Amortization	3,801	2,736
Deferred income taxes	(450)	1,097
Non-cash stock compensation and retirement savings plan contributions	3,348	3,053
Tax benefit from stock option exercises and restricted stock vesting	(418)	(492)
Adjustment to fair value of contingent consideration for purchase of business	85	214

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,815	(3,439)
Other assets	(213)	391
Accounts payable	(11,129)	(992)
Other liabilities	(11,620)	(9,712)
Net cash provided (used in) by operating activities	8,366	(3,187)

INVESTING ACTIVITIES
Purchase of property and equipment	(530)	(697)
Capitalization of software developed for internal use	(335)	(1,244)
Purchase of business, net of cash acquired	(22,340)	(26,516)
Net cash used in investing activities	(23,205)	(28,457)

FINANCING ACTIVITIES
Proceeds from line of credit	84,000	70,000
Payments on line of credit	(70,500)	(39,000)
Payments for credit facility financing fees	(193)	-
Tax benefit on stock option exercises and restricted stock vesting	418	492
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	169	223
Purchases of treasury stock	(1,367)	(610)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,310)	(1,719)
Net cash provided by financing activities	10,217	29,386
Effect of exchange rate on cash and cash equivalents	40	(29)
Change in cash and cash equivalents	(4,582)	(2,287)
Cash and cash equivalents at beginning of period	10,935	7,018
Cash and cash equivalents at end of period	$6,353	$4,731

Supplemental disclosures:
Cash paid for income taxes	$514	$458
Cash paid for interest	$202	$124

Non-cash activity:
Stock issued for purchase of business	$11,412	$13,225
Estimated fair value of contingent consideration for purchase of business	$2,240	$127

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 may not be indicative of the results for the full fiscal year ending December 31, 2015.

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

Stock-based compensation cost recognized for the three months ended March 31, 2015 and 2014 was approximately $3.5 million and $3.2 million, respectively, which included $0.6 million and $0.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $20.8 million of total unrecognized compensation cost related to non-vested share-based awards and other incentive awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the three months ended March 31, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2014	12	$7.48
Options exercised	(12)	7.48
Options canceled	-	-
Options outstanding at March 31, 2015	-	-
Options vested at March 31, 2015	-	$-

Restricted stock activity for the three months ended March 31, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2014	1,506	$15.39
Awards granted	342	19.85
Awards vested	(291)	14.56
Awards forfeited	(83)	14.40
Restricted stock awards outstanding at March 31, 2015	1,474	$16.59

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2015	2014
Net income	$4,066	$3,045
Basic:
Weighted-average shares of common stock outstanding	33,046	30,729
Shares used in computing basic net income per share	33,046	30,729
Effect of dilutive securities:
Stock options	2	131
Restricted stock subject to vesting	504	699
Shares issuable for acquisition consideration (1)	612	1,069
Shares used in computing diluted net income per share	34,164	32,628

Basic net income per share	$0.12	$0.10
Diluted net income per share	$0.12	$0.09

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	109	-

(1)	For the three months ended March 31, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (ii) the Asset Purchase Agreement with BioPharm Systems, Inc.; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited; and (iv) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") as part of the consideration. For the three months ended March 31, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc.; (ii) the Asset Purchase Agreement with Nascent Systems, LP ; (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc.; (iv) the Asset Purchase Agreement with Clear Task, Inc.; (v) the Asset Purchase Agreement with CoreMatrix Systems, LLC; and (vi) the Agreement and Plan of Merger with ForwardThink as part of the consideration. These shares were not included in the calculation of basic net income per share due to the uncertainty of their ultimate status.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2015 were as follows (in thousands):

Operating Leases
2015 remaining	$4,292
2016	5,554
2017	4,716
2018	3,244
2019	2,705
Thereafter	4,220
Total minimum lease payments	$24,731

6. Balance Sheet Components

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$64,333	$82,994
Unbilled revenues	35,979	31,845
Allowance for doubtful accounts	(885)	(911)
Total	$99,427	$113,928

Property and equipment:
Computer hardware (useful life of 3 years)	$10,677	$10,221
Furniture and fixtures (useful life of 5 years)	2,869	2,442
Leasehold improvements (useful life of 5 years)	2,332	2,075
Software (useful life of 1 to 7 years)	7,134	6,828
Less: Accumulated depreciation	(14,676)	(13,600)
Total	$8,336	$7,966

Other current liabilities:
Accrued variable compensation	$6,467	$15,060
Deferred revenue	6,457	5,945
Payroll related costs	1,730	1,614
Accrued subcontractor fees	865	871
Accrued medical claims expense	1,376	1,615
Acquired liabilities	1,918	2,603
Estimated fair value of contingent consideration liability (1)	2,325	-
Other current liabilities	5,338	5,320
Total	$26,476	$33,028

(1) Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon's selling shareholders 12 months after the Zeon acquisition.

7. Business Combinations

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expanded the Company's financial services vertically, including the Company's presence in the New York area.

The Company's total allocable purchase price consideration was $40.1 million. The purchase price was comprised of $26.9 million in cash paid (net of cash acquired) and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as compensation expense within the Condensed Consolidated Statements of Operations.  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

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

The Company's total allocable purchase price consideration was $16.3 million. The purchase price was comprised of $11.2 million in cash paid (net of cash acquired) and $5.1 million in Company common stock issued at closing. The Company incurred approximately $0.7 million in transaction costs, which were expensed when incurred.

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

The Company's total allocable purchase price consideration was $13.6 million. Of the $13.6 million in total allocable purchase price consideration, $8.2 million was paid in cash and the remainder represents an assumption of liabilities. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.6
Acquired intangible assets	5.2
Liabilities assumed	(5.7)
Goodwill	7.1
Total cash purchase price	$8.2

The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

Acquisition of Zeon

On January 2, 2015, the Company acquired substantially all of the assets of Zeon Solutions Incorporated, a Wisconsin corporation, Grand River Interactive LLC, a Michigan limited liability company, and their Indian affiliate, Zeon Solutions Private Limited (collectively, "Zeon"), pursuant to the terms of an Asset Purchase Agreement. The acquisition of Zeon expanded the Company's expertise in the support of e-commerce and digital agency solutions.

The Company has initially estimated the total allocable purchase price consideration to be $35.9 million. The purchase price was comprised of $22.3 million in cash paid and $11.4 million in Company common stock issued at closing increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Zeon 12 months after the closing date of the acquisition. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$9.9
Acquired intangible assets	12.7
Liabilities assumed	(3.4)
Goodwill	16.7
Total cash purchase price	$35.9

The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

The amounts above represent the fair value estimates as of March 31, 2015, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Zeon operations have been included in the Company's condensed consolidated financial statements since the acquisition date.

The amount of revenue and net income of Zeon in the Company's Condensed Consolidated Statements of Operations (Unaudited) from the acquisition date to March 31, 2015 are as follows (in thousands):

Acquisition Date to March 31, 2015
Revenues	$7,201
Net income	$674

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Zeon for the three months ended March 31, 2015 and ForwardThink, BioPharm, Trifecta, and Zeon for the three months ended March 31, 2014, after giving effect to certain pro-forma adjustments and assuming Zeon was acquired as of the beginning of 2014 and ForwardThink, BioPharm, and Trifecta were acquired as of the beginning of 2013.

These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2014 or January 1, 2013 or of future results of operations of the consolidated entities (in thousands, except per share information):

	Three Months Ended March 31,
	2015	2014
Revenues	$110,598	$111,206
Net income	$4,367	$3,786
Basic net income per share	$0.13	$0.11
Diluted net income per share	$0.13	$0.11
Shares used in computing basic net income per share	33,675	32,998
Shares used in computing diluted net income per share	34,181	34,132

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

Other intangible assets include customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from nine months to ten years. Amortization of customer relationships, non-compete arrangements, customer backlog, trade names, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

Balance at December 31, 2014	$236,130
Preliminary purchase price allocations for acquisitions (Note 7)	16,698
Effect of foreign currency adjustments and other	(9)
Balance at March 31, 2015	$252,819

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$65,290	$(18,770)	$46,520	$54,389	$(16,595)	$37,794
Non-compete agreements	1,573	(882)	691	1,601	(866)	735
Customer backlog	1,040	(391)	649	2,341	(2,265)	76
Trade name	88	(36)	52	167	(148)	19
Internally developed software	8,890	(1,469)	7,421	8,897	(1,416)	7,481
Total	$76,881	$(21,548)	$55,333	$67,395	$(21,290)	$46,105

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 11 months

9. Line of Credit

Effective as of January 2, 2015, the Company entered into a second amendment and consent (the "Second Amendment") to its credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (as amended, the "Credit Agreement"), pursuant to which the Company and the lenders, including Wells Fargo, National Association, as a new lender, increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. Prior to the Second Amendment, the credit agreement allowed for revolving credit borrowing up to a maximum principal amount of $90.0 million, subject to a commitment increase of $25.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  March 31, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on March 31, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.18% on March 31, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2015, we had $57.3 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company's 2011 and 2012 U.S. income tax returns are currently under examination by the IRS.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.6 million as of March 31, 2015.

The Company's effective tax rate was 34.6% for the three months ended March 31, 2015 compared to 42.3%  for the three months ended March 31, 2014. The decrease in the effective rate is primarily due to non-deductible acquisition related costs incurred during the three months ended March 31, 2014 and slightly higher fully deductible meals and entertainment expenses during the three months ended March 31, 2015. As of March 31, 2015, the Company's net current deferred tax asset was $0.4 million and its net non-current deferred tax liability was $6.5 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2015.

11. Financial Instruments

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk.  Currency exposure is monitored and managed by the Company as part of its risk management program which seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company's derivative financial instruments consist of non-deliverable foreign currency forward contracts. Financial instruments are neither held nor issued by the Company for trading purposes.

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.2 million during the three months ended March 31, 2015. No gains and losses were recognized during the three months ended March 31, 2014. Gains and losses on these contracts are recorded in Net other (expense) income and Net interest expense in the Condensed Consolidated Statement of Operations (Unaudited) and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	March 31, 2015	December 31, 2014
Derivatives not designated as hedges
Foreign exchange contracts	$4,670	$-
Total derivatives not designated as hedges	$4,670	$-

Fair Value of Derivative Instruments

The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company estimates the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierachy. The fair value of the Company's derivative instruments outstanding as of March 31, 2015 were immaterial.

Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to us. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which the Company does business.

The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. Within the Condensed Consolidated Balance Sheets (Unaudited), the Company records derivative assets and liabilities at net fair value.

12.  Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB amended ASC 835-30, Interest - Imputation of Interest (issued under ASU No. 2015-03). This amendment to ASC 835-30 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for the year beginning January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of amended ASC 835-30 to have a material impact on the Company's consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 17% of our services revenues for the three months ended March 31, 2015 compared to 10% for the three months ended March 31, 2014. The increase in fixed fee revenues is attributable to the Company's acquisition of substantially all of the assets of Zeon Solutions Incorporated and certain related entities (collectively, "Zeon"). For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals (defined as the percentage of our professionals' time billed to clients divided by the total available hours in the respective period), the salaries we pay our professionals, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales excluding internally developed software are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenues. Total revenues increased 14% to $110.6 million for the three months ended March 31, 2015 from $97.2 million for the three months ended March 31, 2014.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$98,629	$88,489	$10,140	$10,373	$(233)
Software and hardware revenues	8,502	5,003	3,499	163	3,336
Reimbursable expenses	3,467	3,678	(211)	778	(989)
Total revenues	$110,598	$97,170	$13,428	$11,314	$2,114

Services revenues increased 11% to $98.6 million for the three months ended March 31, 2015 from $88.5 million for the three months ended March 31, 2014. Services revenues attributable to our base business decreased by $0.2 million while services revenues attributable to acquired companies increased by $10.4 million, resulting in a total increase of $10.1 million.

Software and hardware revenues increased 70% to $8.5 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014, primarily due to an increase in third party and internally developed software license sales. Reimbursable expenses decreased 6% to $3.5 million for the three months ended March 31, 2015 from $3.7 million for the three months ended March 31, 2014. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 13% to $74.5 million for the three months ended March 31, 2015 from $65.7 million for the three months ended March 31, 2014.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 12% to $64.3 million for the three months ended March 31, 2015 from $57.5 million due to an increase in revenue as noted above.  Software and hardware costs increased 49% to $6.7 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014, as a result of the increase in third party software license sales.

Gross Margin. Gross margin increased 15% to $36.1 million for the three months ended March 31, 2015 from $31.5 million for the three months ended March 31, 2014. Gross margin as a percentage of revenues increased to 32.6% for the three months ended March 31, 2015 from 32.4% for the three months ended March 31, 2014, primarily due to an increase in software and hardware margins from internally developed software sales in addition to higher margin contribution from Zeon. These positive factors were partially offset by higher benefit costs. Services gross margin, excluding reimbursable expenses, decreased to 34.8% or $34.3 million for the three months ended March 31, 2015 from 35.0% or $31.0 million for the three months ended March 31, 2014 primarily driven by higher benefits costs and slightly lower utilization, partially offset by higher contributions from Zeon. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended March 31, 2015 was $149 per hour compared to $143 per hour for the three months ended March 31, 2014.

Selling, General and Administrative. SG&A expenses increased 16% to $24.0 million for the three months ended March 31, 2015 from $20.7 million for the three months ended March 31, 2014, primarily due to an increase in salaries, benefits, and office costs.  Due to these factors, SG&A expenses, as a percentage of revenues, increased to 21.7% for the three months ended March 31, 2015 from 21.3% for the three months ended March 31, 2014.

Depreciation. Depreciation expense increased 19% to $1.1 million for the three months ended March 31, 2015 from $0.9 for the three months ended March 31, 2014. Depreciation expense as a percentage of revenues was 1.0% for the three months ended March 31, 2015 and 0.9% for the three months ended March 31, 2014.

Amortization. Amortization expense increased 39% to $3.8 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2014 and 2015 and the purchase and implementation of an enterprise resource planning system. Amortization expense as a percentage of revenues was 3.4% for the three months ended March 31, 2015 and 2.8% for the three months ended March 31, 2014.

Acquisition Costs. Acquisition-related costs were immaterial for the three months ended March 31, 2015  compared to $1.5 million for the three months ended March 31, 2014, which were related to the acquisitions of ForwardThink Group Inc. and substantially all of the assets of BioPharm Systems, Inc., a California corporation, and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation. These acquisition-related costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. A fair value adjustment of $0.1 million was recorded during the three months ended March 31, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon. An adjustment of $0.2 million was recorded during the three months ended March 31, 2014 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task, Inc. and CoreMatrix Systems, LLC acquisitions.

Net other (expense) income. Net other expense was $0.3 million primarily due to foreign currency activity offset by the Company's hedging activity during the three months ended March 31, 2015. Net other income was immaterial during the three months ended March 31, 2014.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 34.6% for the three months ended March 31, 2015 from 42.3% for the three months ended March 31, 2014. The decrease in the effective rate is primarily due to non-deductible acquisition related costs incurred during the three months ended March 31, 2014 and slightly higher fully deductible meals and entertainment expenses during the three months ended March 31, 2015.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of March 31, 2015	As of December 31, 2014
Cash, cash equivalents and investments	$6.4	$10.9
Working capital (including cash and cash equivalents) (1)	$77.4	$77.0
Amounts available under credit facilities	$57.3	$35.8

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $8.4 million compared to net cash used in operating activities of $3.2 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015, the primary components of operating cash flows were net income of $4.1 million plus non-cash charges of $7.4 million, offset by working capital investments of $3.1 million.  The primary components of operating cash flows for the three months ended March 31, 2014 were net income of $3.0 million plus non-cash charges of $7.5 million, offset by working capital investments of $13.7 million.

Net Cash Used In Investing Activities

During the three months ended March 31, 2015, we used $22.3 million for acquisition purchases (net of cash acquired) and $0.9 million to purchase property and equipment and to develop certain software for internal use. During the three months ended March 31, 2014, we used $26.5 million for acquisition purchases (net of cash acquired) and $1.9 million for purchases of equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2015, we received proceeds of $84.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.6 million. We made payments of $70.5 million on our line of credit, used $1.4 million to repurchase shares of our common stock through the stock repurchase program, used $2.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and made $0.2 million in payments for credit facility financing fees. For the three months ended March 31, 2014, we received proceeds of $70.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.7 million. We made payments of $39.0 million on our line of credit, used $0.6 million to repurchase shares of our common stock through the stock repurchase program and $1.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

Effective as of January 2, 2015, the Company entered into a second amendment and consent (the "Second Amendment") to its credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A. (as amended, the "Credit Agreement"), pursuant to which the Company and the lenders, including Wells Fargo, National Association, as a new lender, increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. Prior to the Second Amendment, the credit agreement allowed for revolving credit borrowing up to a maximum principal amount of $90.0 million, subject to a commitment increase of $25.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  March 31, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on March 31, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.18% on March 31, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2015, we had $57.3 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $82.9 million (9.5 million shares) of our outstanding common stock through March 31, 2015.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2015.

As of March 31, 2015, there was $67.5 million outstanding under the Credit Agreement as compared to $54.0 million as of December 31, 2014.  The amounts are classified as "Long-term debt" within the accompanying Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and December 31, 2014 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2015 of $6.4 million, approximately $5.5 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2015, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.  Refer to Note 11, Financial Instruments, for further discussion.

Interest Rate Sensitivity

As of March 31, 2015, there was $67.5 million outstanding and $57.3 million of available borrowing capacity under the Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $67.5 million outstanding on the line of credit as of March 31, 2015, an increase in the interest rate of 100 basis points would add $675,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $6.4 million at March 31, 2015 and $10.9 million at December 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015 and available at www.sec.gov. There have been no other material changes to such risk factors since the filing of such reports.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $82.9 million of our outstanding common stock through March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2014	9,408,824	$8.66	9,408,824	$18,481,827
January 1-31, 2015	-	-	-	$18,481,827
February 1-28, 2015	-	-	-	$18,481,827
March 1-31, 2015	69,800	19.58	69,800	$17,115,344
Ending balance as of March 31, 2015	9,478,624	$8.74	9,478,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 7, 2015	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed May 7, 2009 and incorporated herein by reference

10.1*
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.2*
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.3
Amendment No. 2 and Consent to Second Amended and Restated Credit Agreement, dated January 2, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference

31.1**	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the three months ended March 31, 2015, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.