Form 10-Q
period 2015-06-30
PERFICIENT INC
filed 2015-07-30
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 35,291,292 shares of Common Stock outstanding.

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
 i. the implementation of our new enterprise resource planning system in July 2014;
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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$6,839	$10,935
Accounts receivable, net	96,734	113,928
Prepaid expenses	3,519	2,476
Other current assets	7,028	4,679
Total current assets	114,120	132,018
Property and equipment, net	8,369	7,966
Goodwill	255,189	236,130
Intangible assets, net	52,218	46,105
Other non-current assets	4,017	3,823
Total assets	$433,913	$426,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,160	$22,035
Other current liabilities	26,851	33,028
Total current liabilities	38,011	55,063
Long-term debt	60,000	54,000
Other non-current liabilities	10,419	12,251
Total liabilities	108,430	121,314

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 44,402,827 shares issued and 33,766,673 shares outstanding as of June 30, 2015; 43,174,676 shares issued and 32,854,802 shares outstanding as of December 31, 2014)	44	43
Additional paid-in capital	353,759	334,645
Accumulated other comprehensive loss	(803)	(651)
Treasury stock, at cost (10,636,154 shares as of June 30, 2015; 10,319,874 shares as of December 31, 2014)	(101,624)	(95,353)
Retained earnings	74,107	66,044
Total stockholders' equity	325,483	304,728
Total liabilities and stockholders' equity	$433,913	$426,042

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share information)
Revenues
Services	$97,186	$98,316	$195,815	$186,805
Software and hardware	7,468	13,913	15,970	18,916
Reimbursable expenses	3,810	4,480	7,277	8,158
Total revenues	108,464	116,709	219,062	213,879
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	62,290	61,102	125,737	117,847
Software and hardware costs	6,636	12,393	13,364	16,895
Reimbursable expenses	3,810	4,480	7,277	8,158
Other project related expenses	827	886	1,723	1,672
Total cost of revenues	73,563	78,861	148,101	144,572

Gross margin	34,901	37,848	70,961	69,307

Selling, general and administrative	24,813	22,433	48,856	43,116
Depreciation	1,093	870	2,174	1,781
Amortization	3,411	3,730	7,212	6,466
Acquisition costs	21	1,076	21	2,569
Adjustment to fair value of contingent consideration	89	(1,677)	174	(1,463)
Income from operations	5,474	11,416	12,524	16,838

Net interest expense	(548)	(425)	(1,101)	(593)
Net other income (expense)	9	49	(271)	69
Income before income taxes	4,935	11,040	11,152	16,314
Provision for income taxes	938	4,653	3,089	6,881

Net income	$3,997	$6,387	$8,063	$9,433

Basic net income per share	$0.12	$0.20	$0.24	$0.30
Diluted net income per share	$0.12	$0.19	$0.24	$0.29
Shares used in computing basic net income per share	33,333	31,564	33,190	31,147
Shares used in computing diluted net income per share	34,138	33,271	34,151	32,949

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income	$3,997	$6,387	$8,063	$9,433
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	19	53	(152)	(29)
Comprehensive income	$4,016	$6,440	$7,911	$9,404

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	19	--	229	--	--	--	229
Net tax benefit from stock option exercises and restricted stock vesting	--	--	852	--	--	--	852
Stock compensation related to restricted stock vesting and retirement savings plan contributions	451	--	6,622	--	--	--	6,622
Purchase of treasury stock and buyback of shares for taxes	(316)	--	--	--	(6,271)	--	(6,271)
Issuance of stock for acquisitions	758	1	11,411	--	--	--	11,412
Net income	--	--	--	--	--	8,063	8,063
Foreign currency translation adjustment	--	--	--	(152)	--	--	(152)
Balance at June 30, 2015	33,767	$44	$353,759	$(803)	$(101,624)	$74,107	$325,483

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$8,063	$9,433
Adjustments to reconcile net income to net cash used in operations:
Depreciation	2,174	1,781
Amortization	7,212	6,466
Deferred income taxes	(691)	1,645
Non-cash stock compensation and retirement savings plan contributions	6,622	6,275
Tax benefit from stock option exercises and restricted stock vesting	(875)	(1,770)
Adjustment to fair value of contingent consideration for purchase of business	174	(1,463)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,657	(14,913)
Other assets	(1,180)	1,251
Accounts payable	(10,875)	5,390
Other liabilities	(11,243)	(11,190)
Net cash provided by operating activities	21,038	2,905

INVESTING ACTIVITIES
Purchase of property and equipment	(1,655)	(1,710)
Capitalization of software developed for internal use	(593)	(2,361)
Purchase of business, net of cash acquired	(23,580)	(46,240)
Net cash used in investing activities	(25,828)	(50,311)

FINANCING ACTIVITIES
Proceeds from line of credit	137,000	147,900
Payments on line of credit	(131,000)	(95,900)
Payments for credit facility financing fees	(193)	-
Tax benefit on stock option exercises and restricted stock vesting	875	1,770
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	229	1,311
Purchases of treasury stock	(2,840)	(3,195)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(3,431)	(4,827)
Net cash provided by financing activities	640	47,059
Effect of exchange rate on cash and cash equivalents	54	(39)
Change in cash and cash equivalents	(4,096)	(386)
Cash and cash equivalents at beginning of period	10,935	7,018
Cash and cash equivalents at end of period	$6,839	$6,632

Supplemental disclosures:
Cash paid for income taxes	$4,190	$4,294
Cash paid for interest	$725	$426

Non-cash activity:
Stock issued for purchase of business	$11,412	$19,174
Estimated fair value of contingent consideration for purchase of business	$2,240	$127

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 may not be indicative of the results for the full fiscal year ending December 31, 2015.

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

Stock Award Plans

The Company's Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the "Incentive Plan") allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2015 was approximately $3.4 million and $6.9 million, respectively, which included $0.5 million and $1.1 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2014 was approximately $3.4 million and $6.6 million, respectively, which included $0.5 and $1.0 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $2.1 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $17.7 million of total unrecognized compensation cost related to non-vested share-based awards and other incentive awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the six months ended June 30, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2014	12	$7.48
Options exercised	(12)	7.48
Options canceled	-	-
Options outstanding at June 30, 2015	-	-
Options vested at June 30, 2015	-	$-

Restricted stock activity for the six months ended June 30, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2014	1,506	$15.39
Awards granted	345	19.84
Awards vested	(394)	13.81
Awards forfeited	(104)	15.09
Restricted stock awards outstanding at June 30, 2015	1,353	$16.95

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$3,997	$6,387	$8,063	$9,433
Basic:
Weighted-average shares of common stock outstanding	33,333	31,564	33,190	31,147
Shares used in computing basic net income per share	33,333	31,564	33,190	31,147
Effect of dilutive securities:
Stock options	-	96	1	113
Restricted stock subject to vesting	354	485	429	592
Contingently issuable shares (1)	-	38	-	19
Shares issuable for acquisition consideration (2)	451	1,088	531	1,078
Shares used in computing diluted net income per share	34,138	33,271	34,151	32,949

Basic net income per share	$0.12	$0.20	$0.24	$0.30
Diluted net income per share	$0.12	$0.19	$0.24	$0.29

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	290	54	145

(1)	For the three and six months ended June 30, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement.

(2)	For the three and six months ended June 30, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (ii) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together "Trifecta"); and (iv) the Asset Purchase Agreement with Zeon (as defined below) as part of the consideration. For the three and six months ended June 30, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc.; (ii) the Agreement and Plan of Merger with TriTek Solutions, Inc.; (iii) the Asset Purchase Agreement with Clear Task; (iv) the Asset Purchase Agreement with CoreMatrix Systems, LLC; (v) the Agreement and Plan of Merger with ForwardThink; (vi) the Asset Purchase Agreement with BioPharm; and (vii) the Asset Purchase Agreement with Trifecta as part of the consideration.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2015 were as follows (in thousands):

Operating Leases
2015 remaining	$2,877
2016	5,689
2017	4,875
2018	3,378
2019	2,705
Thereafter	4,220
Total minimum lease payments	$23,744

6. Balance Sheet Components

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$63,085	$82,994
Unbilled revenues	34,791	31,845
Allowance for doubtful accounts	(1,142)	(911)
Total	$96,734	$113,928

Property and equipment:
Computer hardware (useful life of 3 years)	$10,710	$10,221
Furniture and fixtures (useful life of 5 years)	2,897	2,442
Leasehold improvements (useful life of 5 years)	2,474	2,075
Software (useful life of 1 to 7 years)	7,539	6,828
Less: Accumulated depreciation	(15,251)	(13,600)
Total	$8,369	$7,966

Other current liabilities:
Accrued variable compensation	$9,465	$15,060
Deferred revenue	5,180	5,945
Payroll related costs	1,898	1,614
Accrued subcontractor fees	690	871
Accrued medical claims expense	1,581	1,615
Acquired liabilities	1,651	2,603
Estimated fair value of contingent consideration liability (1)	2,414	-
Other current liabilities	3,972	5,320
Total	$26,851	$33,028

(1) Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon's selling shareholders 12 months after the Zeon acquisition.

7. Business Combinations

Acquisition of ForwardThink

On February 10, 2014, the Company acquired ForwardThink, pursuant to the terms of an Agreement and Plan of Merger. ForwardThink was a financial services and solutions consulting firm. The acquisition of ForwardThink expanded the Company's financial services vertical, including the Company's presence in the New York area.

The Company's total allocable purchase price consideration was $40.1 million. The purchase price was comprised of $26.9 million in cash paid (net of cash acquired) and $13.2 million of Company common stock issued at closing. The Company incurred approximately $1.3 million in transaction costs, which were expensed when incurred. The Company acquired certain equity awards which were replaced with a cash incentive plan pursuant to the Agreement and Plan of Merger.  These awards are recognized separately from the acquisition of assets and assumptions of liabilities in the business combination and will be recognized as compensation expense within the Condensed Consolidated Statements of Operations (Unaudited).  Approximately $0.8 million of expense will be recorded over three years and will be recognized ratably over the awards service period.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.6
Acquired intangible assets	18.0
Liabilities assumed	(12.1)
Goodwill	29.6
Total purchase price	$40.1

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

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$3.5
Acquired intangible assets	8.4
Liabilities assumed	(1.9)
Goodwill	6.3
Total purchase price	$16.3

The Company estimated that the intangible assets acquired have useful lives of nine months to ten years.

Acquisition of Trifecta

             On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta"), pursuant to the terms of an Asset Purchase Agreement. Trifecta was a business and information technology consulting firm focused on IBM WebSphere Commerce solutions. The acquisition of Trifecta expanded the Company's ability to deliver larger, more powerful commerce solutions.

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

The Company has initially estimated the total allocable purchase price consideration to be $36.5 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million in Company common stock issued at closing increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Zeon 12 months after the closing date of the acquisition. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$8.6
Acquired intangible assets	12.7
Liabilities assumed	(2.9)
Goodwill	18.1
Total purchase price	$36.5

The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

The amounts above represent the acquisition fair value estimates as of June 30, 2015, and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the Zeon operations have been included in the Company's condensed consolidated financial statements since the acquisition date.

The amount of revenue and net income of Zeon in the Company's Condensed Consolidated Statements of Operations (Unaudited) from the acquisition date to June 30, 2015 are as follows (in thousands):

Acquisition Date to June 30, 2015
Revenues	$14,316
Net income	$1,100

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Zeon for the six months ended June 30, 2015 and ForwardThink, BioPharm, Trifecta, and Zeon for the six months ended June 30, 2014, after giving effect to certain pro-forma adjustments and assuming Zeon was acquired as of the beginning of 2014 and ForwardThink, BioPharm, and Trifecta were acquired as of the beginning of 2013.

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

	Six Months Ended June 30,
	2015	2014
Revenues	$219,062	$232,391
Net income	$8,666	$10,195
Basic net income per share	$0.26	$0.31
Diluted net income per share	$0.25	$0.30
Shares used in computing basic net income per share	33,729	33,083
Shares used in computing diluted net income per share	34,159	34,092

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

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$236,130
Preliminary purchase price allocations for acquisitions (Note 7)	18,179
Effect of foreign currency adjustments and other	880
Balance at June 30, 2015	$255,189

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$62,079	$(18,161)	$43,918	$54,389	$(16,595)	$37,794
Non-compete agreements	1,573	(962)	611	1,601	(866)	735
Customer backlog	1,040	(733)	307	2,341	(2,265)	76
Trade name	88	(58)	30	167	(148)	19
Internally developed software	9,180	(1,828)	7,352	8,897	(1,416)	7,481
Total	$73,960	$(21,742)	$52,218	$67,395	$(21,290)	$46,105

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 11 months

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  June 30, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on June 30, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on June 30, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2015, we had $64.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At June 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.7 million as of June 30, 2015.

The Company's effective tax rate was 19.0% and 27.7% for the three and six months ended June 30, 2015, respectively, compared to 42.1% and 42.2% for the three and six months ended June 30, 2014, respectively. The decrease in the effective rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment. As of June 30, 2015, the Company's net current deferred tax asset was $0.9 million and its net non-current deferred tax liability was $6.3 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2015.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. No gains and losses were recognized during the three and six months ended June 30, 2014. Gains and losses on these contracts are recorded in net other income (expense) and net interest expense in the Condensed Consolidated Statements of Operations (Unaudited) and are offset by losses and gains on the related hedged items.

      The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	June 30, 2015	December 31, 2014
Derivatives not designated as hedges
Foreign exchange contracts	$3,910	$-
Total derivatives not designated as hedges	$3,910	$-

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

The Company estimates the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of June 30, 2015 was immaterial.

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

12.  Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. The new standard is to become effective for the Company on January 1, 2018.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The ASU is effective for the year beginning January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 17% of our services revenues for each of the three and six months ended June 30, 2015 compared to 11% and 10% for the respective three and six months ended June 30, 2014. The increase in fixed fee revenues is attributable to the Company's acquisition of substantially all of the assets of Zeon Solutions Incorporated and certain related entities (collectively, "Zeon"). For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Cost of Revenues

Cost of revenues consists primarily of cash and non-cash compensation and benefits, including bonuses and non-cash compensation related to equity awards. Cost of revenues also includes the costs associated with subcontractors. Third-party software and hardware costs, reimbursable expenses and other unreimbursed project-related expenses are also included in cost of revenues. Project-related expenses will fluctuate generally depending on outside factors including the cost and frequency of travel and the location of our clients. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology-related equipment.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues. Total revenues decreased 7% to $108.5 million for the three months ended June 30, 2015 from $116.7 million for the three months ended June 30, 2014.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	Total Decrease Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$97,186	$98,316	$(1,130)	$7,546	$(8,676)
Software and hardware revenues	7,468	13,913	(6,445)	93	(6,538)
Reimbursable expenses	3,810	4,480	(670)	165	(835)
Total revenues	$108,464	$116,709	$(8,245)	$7,804	$(16,049)

Services revenues decreased 1% to $97.2 million for the three months ended June 30, 2015 from $98.3 million for the three months ended June 30, 2014. Services revenues attributable to our base business decreased by $8.7 million while services revenues attributable to acquired companies increased by $7.6 million, resulting in a total decrease of $1.1 million.

Software and hardware revenues decreased 46% to $7.5 million for the three months ended June 30, 2015 from $13.9 million for the three months ended June 30, 2014, primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 15% to $3.8 million for the three months ended June 30, 2015 from $4.5 million for the three months ended June 30, 2014. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 7% to $73.6 million for the three months ended June 30, 2015 from $78.9 million for the three months ended June 30, 2014. The decrease in cost of revenues is primarily related to costs associated with software and hardware revenues which decreased 46% to $6.6 million for the three months ended June 30, 2015 from $12.4 million for the three months ended June 30, 2014, as a result of a decrease in software license sales. This decrease was partially offset by costs associated with services revenues, which increased 2% to $63.1 million for the three months ended June 30, 2015 from $62.0 million for the three months ended June 30, 2014.

Gross Margin. Gross margin decreased 8% to $34.9 million for the three months ended June 30, 2015 from $37.8 million for the three months ended June 30, 2014. Gross margin as a percentage of revenues decreased to 32.2% for the three months ended June 30, 2015 from 32.4% for the three months ended June 30, 2014, primarily due to the reduced services gross margins. Services gross margin, excluding reimbursable expenses, decreased to 35.1% or $34.1 million for the three months ended June 30, 2015 from 37.0% or $36.3 million for the three months ended June 30, 2014 primarily driven by higher salary and benefit costs with a slight decline in average bill rates. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended June 30, 2015, was $143 per hour compared to $146 per hour for the three months ended June 30, 2014.

Selling, General and Administrative. SG&A expenses increased 11% to $24.8 million for the three months ended June 30, 2015 from $22.4 million for the three months ended June 30, 2014, primarily due to acquisitions and an increase in salaries and technology related costs.  SG&A expenses, as a percentage of revenues, increased to 22.9% for the three months ended June 30, 2015 from 19.2% for the three months ended June 30, 2014, primarily as a result of higher salaries and technology related costs combined with lower revenues.

Depreciation. Depreciation expense increased 26% to $1.1 million for the three months ended June 30, 2015 from $0.9 million for the three months ended June 30, 2014. The increase in depreciation expense is primarily attributable to the purchase of an enterprise resource planning system.  Depreciation expense as a percentage of revenues was 1.0% for the three months ended June 30, 2015 and 0.7% for the three months ended June 30, 2014.

Amortization. Amortization expense decreased 9% to $3.4 million for the three months ended June 30, 2015 from $3.7 million for the three months ended June 30, 2014. The decrease in amortization expense is due to intangible assets related to previous acquisitions becoming fully amortized during the quarter only partially offset by the addition of intangible assets from acquisitions during 2014 and 2015 and the implementation of an enterprise resource planning system. Amortization expense as a percentage of revenues was 3.1% for the three months ended June 30, 2015 and 3.2% for the three months ended June 30, 2014.

Acquisition Costs. Acquisition-related costs were immaterial for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014, which were primarily related to the acquisitions of substantially all of the assets of BioPharm Systems, Inc., a California corporation ("California BioPharm"), and all of the outstanding stock of BioPharm Systems, Inc., a Delaware corporation (together with California BioPharm, "BioPharm") and Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta"). These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. A fair value adjustment of $0.1 million was recorded during the three months ended June 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon. An adjustment of $1.7 million was recorded during the three months ended June 30, 2014 which represents the net impact of the fair market value adjustments to the CoreMatrix Systems, LLC ("CoreMatrix") 24-month earnings-based contingent consideration liability, the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task, Inc. ("Clear Task") and CoreMatrix acquisitions, and an adjustment to the Clear Task earnings-based contingent consideration upon achievement of the earnings targets.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 19.0% for the three months ended June 30, 2015 from 42.1% for the three months ended June 30, 2014. The decrease in the effective tax rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues. Total revenues increased 2% to $219.1 million for the six months ended June 30, 2015 from $213.9 million for the six months ended June 30, 2014.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	Total Increase (Decrease) Over Prior Year Period	Increase (Decrease) Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$195,815	$186,805	$9,010	$15,476	$(6,466)
Software and hardware revenues	15,970	18,916	(2,946)	91	(3,037)
Reimbursable expenses	7,277	8,158	(881)	905	(1,786)
Total revenues	$219,062	$213,879	$5,183	$16,472	$(11,289)

Services revenues increased 5% to $195.8 million for the six months ended June 30, 2015 from $186.8 million for the six months ended June 30, 2014. Services revenues attributable to our base business decreased by $6.5 million while services revenues attributable to acquired companies increased by $15.5 million, resulting in a total increase of $9.0 million.

Software and hardware revenues decreased 16% to $16.0 million for the six months ended June 30, 2015 from $18.9 million for the six months ended June 30, 2014, primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 11% to $7.3 million for the six months ended June 30, 2015 from $8.2 million for the six months ended June 30, 2014. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 2% to $148.1 million for the six months ended June 30, 2015 from $144.6 million for the six months ended June 30, 2014.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 7% to $127.5 million for the six months ended June 30, 2015 from $119.5 million due to an increase in revenue as noted above. This increase was partially offset by a decrease in software and hardware costs which decreased 21% to $13.4 million for the six months ended June 30, 2015 from $16.9 million for the six months ended June 30, 2014, as a result of the decrease in software license sales.

Gross Margin. Gross margin increased 2% to $71.0 million for the six months ended June 30, 2015 from $69.3 million for the six months ended June 30, 2014. Gross margin as a percentage of revenues remained flat at 32.4% for the six months ended June 30, 2015 and 2014. Services gross margin as a percentage of revenues, excluding reimbursable expenses, decreased to 34.9% or $68.4 million for the six months ended June 30, 2015 from 36.0% or $67.3 million for the six months ended June 30, 2014. The decrease in services gross margin as a percentage of revenues is primarily a result of higher salaries and benefits costs and slightly lower utilization. The average bill rate for our professionals, excluding subcontractors and offshore resources, increased to $145 per hour for the six months ended June 30, 2015 from $144 per hour for the six months ended June 30, 2014, primarily due to improved pricing opportunities.

Selling, General and Administrative. SG&A expenses increased 13% to $48.9 million for the six months ended June 30, 2015 from $43.1 million for the six months ended June 30, 2014, primarily due to an increase in salaries, technology, office and benefits costs.  SG&A expenses, as a percentage of revenues, increased to 22.3% for the six months ended June 30, 2015 from 20.2% for the six months ended June 30, 2014 as a result of higher salaries and benefit costs.

Depreciation. Depreciation expense increased 22% to $2.2 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014. The increase in depreciation expense is primarily attributable to the purchase of an enterprise resource planning system.  Depreciation expense as a percentage of revenues was 1.0% for the six months ended June 30, 2015 and 0.8% for the six months ended June 30, 2014.

Amortization. Amortization expense increased 12% to $7.2 million for the six months ended June 30, 2015 from $6.5 million for the six months ended June 30, 2014. The increase in amortization expense is due to the addition of intangible assets from acquisitions during 2014 and 2015 and the implementation of an enterprise resource planning system. Amortization expense as a percentage of revenues was 3.3% for the six months ended June 30, 2015 and 3.0% for the six months ended June 30, 2014.

Acquisition Costs. Acquisition-related costs were immaterial for the six months ended June 30, 2015 compared to $2.6 million for the six months ended June 30, 2014, which were related to the acquisitions of ForwardThink, BioPharm, and Trifecta. These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was recorded during the six months ended June 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon. An adjustment of $1.5 million was recorded during the six months ended June 30, 2014 which represents the net impact of the fair market value adjustments to the CoreMatrix 24-month earnings-based contingent consideration liability, the accretion of the fair value estimate for the earnings-based contingent consideration related to the Clear Task and CoreMatrix acquisitions, and an adjustment to the Clear Task earnings-based contingent consideration upon achievement of the earnings targets.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 27.7% for the six months ended June 30, 2015 from 42.2% for the six months ended June 30, 2014. The decrease in the effective rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment. Our effective rate for the six months ended June 30, 2014 included the impact of the expiration of the research and development tax credit for 2014, which was not reenacted by Congress until December 2014.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2015	As of December 31, 2014
Cash, cash equivalents and investments	$6.8	$10.9
Working capital (including cash and cash equivalents) (1)	$76.1	$77.0
Amounts available under credit facilities	$64.8	$35.8

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $21.0 million compared to $2.9 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, the primary components of operating cash flows were net income of $8.1 million plus non-cash charges of $14.6 million, offset by working capital investments of $1.6 million. The primary components of operating cash flows for the six months ended June 30, 2014 were net income of $9.4 million plus non-cash charges of $12.9 million, offset by working capital investments of $19.4 million. The change in working capital investments is primarily due to the collection of accounts receivable offset by a decrease in accounts payable.

Net Cash Used In Investing Activities

During the six months ended June 30, 2015, we used $23.6 million for acquisitions and $2.2 million to purchase property and equipment and to develop certain software for internal use. During the six months ended June 30, 2014, we used $46.2 million for acquisitions and $4.1 million to purchase property and equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2015, we drew down $137.0 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.1 million. We repaid $131.0 million on our line of credit, used $2.8 million to repurchase shares of our common stock through the stock repurchase program, used $3.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and made $0.2 million in payments for credit facility financing fees. For the six months ended June 30, 2014, we borrowed $147.9 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $3.1 million. We repaid $95.9 million on our line of credit, used $3.2 million to repurchase shares of our common stock through the stock repurchase program and $4.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Line of Credit Facility

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  June 30, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on June 30, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on June 30, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2015, we had $64.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At June 30, 2015, the Company was in compliance with all its covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through June 30, 2015.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2014.

As of June 30, 2015, there was $60.0 million outstanding under the Credit Agreement as compared to $54.0 million as of December 31, 2014.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and December 31, 2014 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents of $6.8 million reported on the Condensed Consolidated Balance Sheet (Unaudited) as of June 30, 2015, approximately $5.7 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2015, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.  Refer to Note 11, Financial Instruments, for further discussion.

Interest Rate Sensitivity

As of June 30, 2015, there was $60.0 million outstanding and $64.8 million of available borrowing capacity under the Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $60.0 million outstanding on the line of credit as of June 30, 2015, an increase in the interest rate of 100 basis points would add $600,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $6.8 million at June 30, 2015 and $10.9 million at December 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million of our outstanding common stock through June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2015	9,478,624	$8.74	9,478,624	$17,115,344
April 1-30, 2015	-	-	-	$17,115,344
May 1-31, 2015	75,000	19.65	75,000	$15,641,949
June 1-30, 2015	-	-	-	$15,641,949
Ending balance as of June 30, 2015	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: July 30, 2015	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the six months ended June 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.