Form 10-Q
period 2015-09-30
PERFICIENT INC
filed 2015-11-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 35,321,578 shares of Common Stock outstanding.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$8,692	$10,935
Accounts receivable, net	111,894	113,928
Prepaid expenses	3,745	2,476
Other current assets	3,261	4,679
Total current assets	127,592	132,018
Property and equipment, net	8,040	7,966
Goodwill	259,140	236,130
Intangible assets, net	52,221	46,105
Other non-current assets	3,829	3,823
Total assets	$450,822	$426,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,768	$22,035
Other current liabilities	27,884	33,028
Total current liabilities	41,652	55,063
Long-term debt	61,000	54,000
Other non-current liabilities	11,832	12,251
Total liabilities	114,484	121,314

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 44,560,497 shares issued and 33,911,347 shares outstanding as of September 30, 2015; 43,174,676 shares issued and 32,854,802 shares outstanding as of December 31, 2014)	44	43
Additional paid-in capital	358,048	334,645
Accumulated other comprehensive loss	(1,398)	(651)
Treasury stock, at cost (10,649,150 shares as of September 30, 2015; 10,319,874 shares as of December 31, 2014)	(101,837)	(95,353)
Retained earnings	81,481	66,044
Total stockholders' equity	336,338	304,728
Total liabilities and stockholders' equity	$450,822	$426,042

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share information)
Revenues
Services	$105,351	$99,975	$301,166	$286,780
Software and hardware	11,520	12,192	27,490	31,108
Reimbursable expenses	4,038	4,804	11,315	12,962
Total revenues	120,909	116,971	339,971	330,850
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Project personnel costs	64,465	61,442	188,901	179,068
Software and hardware costs	10,195	10,438	23,559	27,333
Reimbursable expenses	4,038	4,804	11,315	12,962
Other project related expenses	1,809	750	4,833	2,644
Total cost of revenues	80,507	77,434	228,608	222,007

Gross margin	40,402	39,537	111,363	108,843

Selling, general and administrative	23,715	22,239	72,571	65,354
Depreciation	1,148	932	3,322	2,713
Amortization	3,357	4,045	10,569	10,511
Acquisition costs	488	(74)	509	2,495
Adjustment to fair value of contingent consideration	99	-	273	(1,463)
Income from operations	11,595	12,395	24,119	29,233

Net interest expense	(501)	(462)	(1,602)	(1,055)
Net other (expense) income	(29)	10	(300)	79
Income before income taxes	11,065	11,943	22,217	28,257
Provision for income taxes	3,691	4,637	6,780	11,519

Net income	$7,374	$7,306	$15,437	$16,738

Basic net income per share	$0.22	$0.23	$0.46	$0.53
Diluted net income per share	$0.22	$0.22	$0.45	$0.51
Shares used in computing basic net income per share	33,498	32,118	33,292	31,470
Shares used in computing diluted net income per share	34,187	33,329	34,163	33,076

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income	$7,374	$7,306	$15,437	$16,738
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(595)	(99)	(747)	(128)
Comprehensive income	$6,779	$7,207	$14,690	$16,610

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	23	--	284	--	--	--	284
Net tax benefit from stock option exercises and restricted stock vesting	--	--	820	--	--	--	820
Share-based compensation	529	--	9,807	--	--	--	9,807
Purchase of treasury stock and buyback of shares for taxes	(329)	--	--	--	(6,484)	--	(6,484)
Issuance of stock for acquisitions	833	1	12,492	--	--	--	12,493
Net income	--	--	--	--	--	15,437	15,437
Foreign currency translation adjustment	--	--	--	(747)	--	--	(747)
Balance at September 30, 2015	33,911	$44	$358,048	$(1,398)	$(101,837)	$81,481	$336,338

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$15,437	$16,738
Adjustments to reconcile net income to net cash used in operations:
Depreciation	3,322	2,713
Amortization	10,569	10,511
Deferred income taxes	(351)	1,957
Non-cash stock compensation and retirement savings plan contributions	9,807	9,433
Tax benefit from stock option exercises and restricted stock vesting	(974)	(2,052)
Adjustment to fair value of contingent consideration for purchase of business	273	(1,463)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,830	(30,713)
Other assets	2,365	3,996
Accounts payable	(8,267)	5,800
Other liabilities	(13,759)	(16,295)
Net cash provided by operating activities	26,252	625

INVESTING ACTIVITIES
Purchase of property and equipment	(2,462)	(2,632)
Capitalization of software developed for internal use	(819)	(2,719)
Purchase of business, net of cash acquired	(26,605)	(46,534)
Net cash used in investing activities	(29,886)	(51,885)

FINANCING ACTIVITIES
Proceeds from line of credit	201,500	210,600
Payments on line of credit	(194,500)	(154,800)
Payments for credit facility financing fees	(193)	-
Payment of contingent consideration for purchase of business	-	(1,197)
Tax benefit on stock option exercises and restricted stock vesting	974	2,052
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	284	1,373
Purchases of treasury stock	(2,840)	(3,195)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(3,644)	(5,155)
Net cash provided by financing activities	1,581	49,678
Effect of exchange rate on cash and cash equivalents	(190)	(25)
Change in cash and cash equivalents	(2,243)	(1,607)
Cash and cash equivalents at beginning of period	10,935	7,018
Cash and cash equivalents at end of period	$8,692	$5,411

Supplemental disclosures:
Cash paid for income taxes	$4,835	$6,824
Cash paid for interest	$1,487	$833

Non-cash activity:
Stock issued for purchase of business	$12,493	$19,174
Stock issued for settlement of contingent consideration for purchase of business	$-	$730
Estimated fair value of contingent consideration for purchase of business	$3,218	$127
Current liability assumed for prepaid asset	$761	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 may not be indicative of the results for the full fiscal year ending December 31, 2015.

             Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This reclassification primarily related to certain costs being reclassified from project personnel costs to other project related expenses within total cost of revenues in the condensed consolidated statement of operations.

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

3. Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC Topic 718"). Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC Topic 718, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

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

Stock-based compensation cost recognized for the three and nine months ended September 30, 2015 was approximately $3.2 million and $10.1 million, respectively, which included $0.6 million and $1.7 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2014 was approximately $3.4 million and $10.0 million, respectively, which included $0.6 and $1.6 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $14.5 million of total unrecognized compensation cost related to non-vested share-based awards and other incentive awards. This cost is expected to be recognized over a weighted-average period of two years.

Stock option activity for the nine months ended September 30, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2014	12	$7.48
Options exercised	(12)	7.48
Options outstanding at September 30, 2015	-	-
Options vested at September 30, 2015	-	$-

Restricted stock activity for the nine months ended September 30, 2015 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2014	1,506	$15.39
Awards granted	345	19.84
Awards vested	(438)	13.39
Awards forfeited	(151)	15.70
Restricted stock awards outstanding at September 30, 2015	1,262	$17.19

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$7,374	$7,306	$15,437	$16,738
Basic:
Weighted-average shares of common stock outstanding	33,498	32,118	33,292	31,470
Shares used in computing basic net income per share	33,498	32,118	33,292	31,470
Effect of dilutive securities:
Stock options	-	8	1	78
Restricted stock subject to vesting	368	528	409	571
Contingently issuable shares (1)	-	14	-	17
Shares issuable for acquisition consideration (2)	321	661	461	940
Shares used in computing diluted net income per share	34,187	33,329	34,163	33,076

Basic net income per share	$0.22	$0.23	$0.46	$0.53
Diluted net income per share	$0.22	$0.22	$0.45	$0.51

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	3	-	37	97

(1)	For the three and nine months ended September 30, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement.

(2)	For the three and nine months ended September 30, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (ii) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together "Trifecta"); (iv) the Asset Purchase Agreement with Zeon (as defined below); and (v) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street") as part of the consideration. For the three and nine months ended September 30, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc.; (ii) the Agreement and Plan of Merger with TriTek Solutions, Inc.; (iii) the Asset Purchase Agreement with Clear Task; (iv) the Asset Purchase Agreement with CoreMatrix Systems, LLC; (v) the Agreement and Plan of Merger with ForwardThink; (vi) the Asset Purchase Agreement with BioPharm; and (vii) the Asset Purchase Agreement with Trifecta as part of the consideration.

5. Commitments and Contingencies

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2015 were as follows (in thousands):

Operating Leases
2015 remaining	$1,438
2016	5,704
2017	4,863
2018	3,378
2019	2,705
2020 and thereafter	4,220
Total minimum lease payments	$22,308

6. Balance Sheet Components

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable:
Accounts receivable	$74,716	$82,994
Unbilled revenues	38,012	31,845
Allowance for doubtful accounts	(834)	(911)
Total	$111,894	$113,928

Property and equipment:
Computer hardware (useful life of 3 years)	$11,045	$10,221
Furniture and fixtures (useful life of 5 years)	2,948	2,442
Leasehold improvements (useful life of 5 years)	2,484	2,075
Software (useful life of 1 to 7 years)	7,797	6,828
Less: Accumulated depreciation	(16,234)	(13,600)
Total	$8,040	$7,966

Other current liabilities:
Accrued variable compensation	$9,091	$15,060
Deferred revenue	4,070	5,945
Payroll related costs	2,057	1,614
Accrued subcontractor fees	1,407	871
Accrued medical claims expense	1,767	1,615
Acquired liabilities	1,495	2,603
Estimated fair value of contingent consideration liability (1)	3,491	-
Other current liabilities	4,506	5,320
Total	$27,884	$33,028

(1) Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon's and Market Street's selling shareholders 12 months after the applicable acquisition.

7. Business Combinations

2014 Acquisitions

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

The goodwill is non-deductible for tax purposes. The Company estimated that the intangible assets acquired have useful lives of eleven months to six years.

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

The amount of goodwill expected to be deductible for tax purposes is $6.1 million. The Company estimated that the intangible assets acquired have useful lives of nine months to ten years.

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

The amount of goodwill expected to be deductible for tax purposes is $6.8 million. The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

2015 Acquisitions

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

The Company has initially estimated the total allocable purchase price consideration to be $36.5 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million in Company common stock issued at closing increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Zeon twelve months after the closing date of the acquisition. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$8.6
Acquired intangible assets	12.7
Liabilities assumed	(2.9)
Goodwill	18.1
Total purchase price	$36.5

The amount of goodwill expected to be deductible for tax purposes is $17.1 million. The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

Market Street

On September 17, 2015, the Company acquired Market Street Solutions, Inc. ("Market Street"), pursuant to the terms of a Stock Purchase Agreement. The acquisition of Market Street expanded the Company's IT consulting services specializing in the development, implementation, integration and support of big data, analytics, and financial performance management solutions.

The Company has initially estimated the total allocable purchase price consideration to be $5.1 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million in Company common stock issued at closing increased by $1.0 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Market Street twelve months after the closing date of the acquisition. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.3
Acquired intangible assets	3.1
Liabilities assumed	(3.2)
Goodwill	3.9
Total purchase price	$5.1

The goodwill is non-deductible for tax purposes.  The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

The accounting for both of the 2015 acquisitions is preliminary and subject to subsequent adjustment as the Company finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The results of the 2015 acquisitions' operations have been included in the Company's condensed consolidated financial statements since the respective acquisition date.

The amount of revenue and net income of the 2015 acquisitions in the Company's Condensed Consolidated Statements of Operations (Unaudited) from the respective acquisition dates to September 30, 2015 are as follows (in thousands):

Acquisition Date to September 30, 2015
Revenues	$22,024
Net income	$1,800

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2015 acquisitions for the nine months ended September 30, 2015 and the 2014 and 2015 acquisitions for the nine months ended September 30, 2014, after giving effect to certain pro-forma adjustments and assuming the 2015 acquisitions were acquired as of the beginning of 2014 and assuming the 2014 acquisitions were acquired as of the beginning of 2013.

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

	Nine Months Ended September 30,
	2015	2014
Revenues	$348,204	$362,907
Net income	$17,076	$19,079
Basic net income per share	$0.50	$0.58
Diluted net income per share	$0.50	$0.56
Shares used in computing basic net income per share	33,832	33,161
Shares used in computing diluted net income per share	34,241	34,166

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

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$236,130
Preliminary purchase price allocations for acquisitions (Note 7)	22,043
Effect of foreign currency adjustments and other	967
Balance at September 30, 2015	$259,140

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$65,079	$(20,692)	$44,387	$54,389	$(16,595)	$37,794
Non-compete agreements	1,593	(1,042)	551	1,601	(866)	735
Customer backlog	80	(43)	37	2,341	(2,265)	76
Trade name	128	(82)	46	167	(148)	19
Internally developed software	9,361	(2,161)	7,200	8,897	(1,416)	7,481
Total	$76,241	$(24,020)	$52,221	$67,395	$(21,290)	$46,105

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 months

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  September 30, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on September 30, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on September 30, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2015, we had $63.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At September 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company's 2011 and 2012 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow certain research credits on the Company's 2011 U.S. income tax return.  The Company is actively appealing the IRS's initial findings. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. The amount of adjustment, if any, and the timing of such adjustment is not reasonably estimable at this time.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $0.8 million as of September 30, 2015.

The Company's effective tax rate was 33.4% and 30.5% for the three and nine months ended September 30, 2015, respectively, compared to 38.8% and 40.8% for the three and nine months ended September 30, 2014, respectively. The decrease in the effective rate is primarily due to an additional research and development tax credit recorded during the three and nine months ended September 30, 2015 related to the finalization of the Company's 2014 research and development tax assessment. As of September 30, 2015, the Company's net current deferred tax asset was $0.7 million and its net non-current deferred tax liability was $7.7 million.  Generally, deferred tax assets are related to stock compensation, accruals and net operating losses of acquired companies.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net current deferred tax assets are recorded in "Other current assets" and net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2015.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.1 million and a net loss of $0.1 million during the three and nine months ended September 30, 2015, respectively. No gains and losses were recognized during the three and nine months ended September 30, 2014. Gains and losses on these contracts are recorded in net other income (expense) and net interest expense in the Condensed Consolidated Statements of Operations (Unaudited) and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	September 30, 2015	December 31, 2014
Derivatives not designated as hedges
Foreign exchange contracts	$3,277	$-
Total derivatives not designated as hedges	$3,277	$-

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

The Company estimates the fair value of each foreign exchange forward contract by using a present value of expected cash flows model. This model calculates the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of September 30, 2015 was immaterial.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This standard is to become effective for the Company on January 1, 2016 and requires using a retrospective approach. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05 Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is to become effective for the Company on January 1, 2016. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16 Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition date.  This standard is to become effective for the Company on January 1, 2016.  The Company does not expect the adoption of ASU 2015-16 to have a material impact on the Company's consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 19% and 17% of our services revenues for the respective three and nine months ended September 30, 2015 compared to 10% for each of the three and nine months ended September 30, 2014. The increase in fixed fee revenues is attributable to the Company's acquisition of substantially all of the assets of Zeon Solutions Incorporated and certain related entities (collectively, "Zeon"). For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. On most projects, we are also reimbursed for out-of-pocket expenses such as airfare, lodging, and meals. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of travel and other project-related expenses.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues. Total revenues increased 3% to $120.9 million for the three months ended September 30, 2015 from $117.0 million for the three months ended September 30, 2014.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services revenues	$105,351	$99,975	$5,376	$6,664	$(1,288)
Software and hardware revenues	11,520	12,192	(672)	987	(1,659)
Reimbursable expenses	4,038	4,804	(766)	398	(1,164)
Total revenues	$120,909	$116,971	$3,938	$8,049	$(4,111)

Services revenues increased 5% to $105.4 million for the three months ended September 30, 2015 from $100.0 million for the three months ended September 30, 2014. Services revenues attributable to our base business decreased by $1.3 million while services revenues contributed by acquired companies were $6.7 million, resulting in a total increase of $5.4 million.

Software and hardware revenues decreased 6% to $11.5 million for the three months ended September 30, 2015 from $12.2 million for the three months ended September 30, 2014, primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 16% to $4.0 million for the three months ended September 30, 2015 from $4.8 million for the three months ended September 30, 2014. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 4% to $80.5 million for the three months ended September 30, 2015 from $77.4 million for the three months ended September 30, 2014. The increase in cost of revenues is primarily related to costs associated with services revenues, which increased 7% to $66.3 million for the three months ended September 30, 2015 from $62.2 million for the three months ended September 30, 2014. Software and hardware costs decreased 2% to $10.2 million for the three months ended September 30, 2015 from $10.4 million for the three months ended September 30, 2014, as a result of a decrease in software license sales.

Gross Margin. Gross margin increased 2% to $40.4 million for the three months ended September 30, 2015 from $39.5 million for the three months ended September 30, 2014. Gross margin as a percentage of revenues decreased to 33.4% for the three months ended September 30, 2015 from 33.8% for the three months ended September 30, 2014, primarily due to the reduced services gross margins. Services gross margin, excluding reimbursable expenses, decreased to 37.1% or $39.1 million for the three months ended September 30, 2015 from 37.8% or $37.8 million for the three months ended September 30, 2014 primarily driven by a decline in average bill rates and higher salary and benefit costs. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended September 30, 2015, was $144 per hour compared to $150 per hour for the three months ended September 30, 2014.

Selling, General and Administrative. SG&A expenses increased 7% to $23.7 million for the three months ended September 30, 2015 from $22.2 million for the three months ended September 30, 2014, primarily due to acquisitions and an increase in salaries, recruiting and technology related costs.  These contributors were partially offset by lower bad debt expense. SG&A expenses, as a percentage of revenues, increased to 19.6% for the three months ended September 30, 2015 from 19.0% for the three months ended September 30, 2014, primarily due to the factors  noted above.

Depreciation. Depreciation expense increased 23% to $1.1 million for the three months ended September 30, 2015 from $0.9 million for the three months ended September 30, 2014. The increase in depreciation expense is primarily attributable to acquisitions and the implementation of an enterprise resource planning system.  Depreciation expense as a percentage of revenues was 0.9% for the three months ended September 30, 2015 and 0.8% for the three months ended September 30, 2014.

Amortization. Amortization expense decreased 17% to $3.4 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014. The decrease in amortization expense is due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from recent acquisitions. Amortization expense as a percentage of revenues was 2.8% for the three months ended September 30, 2015 and 3.5% for the three months ended September 30, 2014.

Acquisition Costs. Acquisition-related costs were $0.5 million for the three months ended September 30, 2015 and were immaterial for the three months ended September 30, 2014. These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. A fair value adjustment of $0.1 million was recorded during the three months ended September 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon and Market Street. There were no adjustments to the fair value of contingent consideration during the three months ended September 30, 2014.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 33.4% for the three months ended September 30, 2015 from 38.8% for the three months ended September 30, 2014. The decrease in the effective tax rate is primarily due to an additional research and development tax credit recorded during the three months ended September 30, 2015 of approximately $0.5 million related to the finalization of the Company's 2014 research and development tax assessment.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues. Total revenues increased 3% to $340.0 million for the nine months ended September 30, 2015 from $330.9 million for the nine months ended September 30, 2014.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services revenues	$301,166	$286,780	$14,386	$22,141	$(7,755)
Software and hardware revenues	27,490	31,108	(3,618)	1,078	(4,696)
Reimbursable expenses	11,315	12,962	(1,647)	1,303	(2,950)
Total revenues	$339,971	$330,850	$9,121	$24,522	$(15,401)

Services revenues increased 5% to $301.2 million for the nine months ended September 30, 2015 from $286.8 million for the nine months ended September 30, 2014. Services revenues attributable to our base business decreased by $7.8 million while services revenues contributed by acquired companies were $22.1 million, resulting in a total increase of $14.4 million.

Software and hardware revenues decreased 12% to $27.5 million for the nine months ended September 30, 2015 from $31.1 million for the nine months ended September 30, 2014, primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 13% to $11.3 million for the nine months ended September 30, 2015 from $13.0 million for the nine months ended September 30, 2014. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 3% to $228.6 million for the nine months ended September 30, 2015 from $222.0 million for the nine months ended September 30, 2014.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 7% to $193.7 million for the nine months ended September 30, 2015 from $181.7 million due to an increase in revenue as noted above. This increase was partially offset by a decrease in software and hardware costs which decreased 14% to $23.6 million for the nine months ended September 30, 2015 from $27.3 million for the nine months ended September 30, 2014, as a result of the decrease in software license sales.

Gross Margin. Gross margin increased 2% to $111.4 million for the nine months ended September 30, 2015 from $108.8 million for the nine months ended September 30, 2014. Gross margin as a percentage of revenues remained relatively flat at 32.8% for the nine months ended September 30, 2015 and 2014. Services gross margin as a percentage of revenues, excluding reimbursable expenses, decreased to 35.7% or $107.4 million for the nine months ended September 30, 2015 from 36.6% or $105.1 million for the nine months ended September 30, 2014. The decrease in services gross margin as a percentage of revenues is primarily a result of a decline in average bill rates and higher salaries and benefits costs. The average bill rate for our professionals, excluding subcontractors and offshore resources, decreased to $144 per hour for the nine months ended September 30, 2015 from $146 per hour for the nine months ended September 30, 2014.

Selling, General and Administrative. SG&A expenses increased 11% to $72.6 million for the nine months ended September 30, 2015 from $65.4 million for the nine months ended September 30, 2014, primarily due to an increase in salaries, technology, office and benefits costs.  These contributors were partially offset by lower bad debt expense. SG&A expenses, as a percentage of revenues, increased to 21.3% for the nine months ended September 30, 2015 from 19.8% for the nine months ended September 30, 2014 as a result of higher salaries and benefit costs.

Depreciation. Depreciation expense increased 22% to $3.3 million for the nine months ended September 30, 2015 from $2.7 million for the nine months ended September 30, 2014. The increase in depreciation expense is primarily attributable to acquisitions and the implementation of an enterprise resource planning system.  Depreciation expense as a percentage of revenues was 1.0% for the nine months ended September 30, 2015 and 0.8% for the nine months ended September 30, 2014.

Amortization. Amortization expense increased 1% to $10.6 million for the nine months ended September 30, 2015 from $10.5 million for the nine months ended September 30, 2014. The increase in amortization expense is due to the addition of intangible assets from acquisitions and the implementation of an enterprise resource planning system. Amortization expense as a percentage of revenues was 3.1% for the nine months ended September 30, 2015 and 3.2% for the nine months ended September 30, 2014.

Acquisition Costs. Acquisition-related costs were $0.5 million for the nine months ended September 30, 2015 and were related to the acquisition of Market Street during the three months ended September 30, 2015. Acquisition costs were $2.5 million for the nine months ended September 30, 2014 and were related to the acquisitions of ForwardThink, BioPharm, and Trifecta. These acquisition-related costs were incurred for legal, advisory, accounting, and valuation services performed by third parties.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was recorded during the nine months ended September 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon and Market Street. An adjustment of $1.5 million was recorded during the nine months ended September 30, 2014 which represents the net impact of the fair market value adjustments to the contingent consideration of the CoreMatrix and Clear Task acquisitions.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 30.5% for the nine months ended September 30, 2015 from 40.8% for the nine months ended September 30, 2014. The decrease in the effective rate is primarily due to an additional research and development tax credit recorded during the nine months ended September 30, 2015 of approximately $1.4 million related to the finalization of the Company's 2014 research and development tax assessment. Our effective rate for the nine months ended September 30, 2014 included the impact of the expiration of the research and development tax credit for 2014, which was not reenacted by Congress until December 2014.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of September 30, 2015	As of December 31, 2014
Cash, cash equivalents and investments	$8.7	$10.9
Working capital (including cash and cash equivalents) (1)	$85.9	$77.0
Amounts available under credit facilities	$63.8	$35.8

(1) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $26.3 million compared to $0.6 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, the primary components of operating cash flows were net income of $15.4 million plus non-cash charges of $22.6 million, offset by working capital investments of $11.8 million. The primary components of operating cash flows for the nine months ended September 30, 2014 were net income of $16.7 million plus non-cash charges of $21.1 million, offset by working capital investments of $37.2 million. The change in working capital investments is primarily due to the collection of accounts receivable offset by a decrease in accounts payable.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2015, we used $26.6 million for acquisitions and $3.3 million to purchase property and equipment and to develop certain software for internal use. During the nine months ended September 30, 2014, we used $46.5 million for acquisitions and $5.4 million to purchase property and equipment and to develop certain software for internal use.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2015, we drew down $201.5 million from our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.3 million. We repaid $194.5 million on our line of credit, used $2.8 million to repurchase shares of our common stock through the stock repurchase program, used $3.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and made $0.2 million in payments for credit facility financing fees. For the nine months ended September 30, 2014, we borrowed $210.6 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $3.4 million. We repaid $154.8 million on our line of credit, used $3.2 million to repurchase shares of our common stock through the stock repurchase program, used $1.2 to settle the contingent consideration for the purchase of Clear Task, and used $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  September 30, 2015, the Company had one outstanding letter of credit in the amount of $0.2 million to secure an office space lease. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.00% on September 30, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.19% on September 30, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2015, we had $63.8 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At September 30, 2015, the Company was in compliance with all its covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through September 30, 2015.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first nine months of 2015.

As of September 30, 2015, there was $61.0 million outstanding under the Credit Agreement as compared to $54.0 million as of December 31, 2014.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents of $8.7 million reported on the Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2015, approximately $5.8 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2015, we were exposed to changes in exchange rates between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.  Refer to Note 11, Financial Instruments, for further discussion.

Interest Rate Sensitivity

As of September 30, 2015, there was $61.0 million outstanding and $63.8 million of available borrowing capacity under the Credit Agreement. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $61.0 million outstanding on the line of credit as of September 30, 2015, an increase in the interest rate of 100 basis points would add $610,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $8.7 million at September 30, 2015 and $10.9 million at December 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the system implementation described below.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million of our outstanding common stock through September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2015	9,553,624	$8.83	9,553,624	$15,641,949
July 1-31, 2015	-	-	-	$15,641,949
August 1-31, 2015	-	-	-	$15,641,949
September 1-30, 2015	-	-	-	$15,641,949
Ending balance as of September 30, 2015	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 5, 2015	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
Amendment No. 3 and Consent to Second Amended and Restated Credit Agreement, dated September 22, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Shareholders' Equity (Unaudited) for the nine months ended September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.