Form 10-K
period 2015-12-31
PERFICIENT INC
filed 2016-03-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $656,953,090 based on the last reported sale price of the Company's common stock on The Nasdaq Global Select Market on June 30, 2015.

As of February 25, 2016, there were 35,964,644 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2016, are incorporated by reference in Part III of this Form 10-K.

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
i. making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
j. maintaining effective internal controls; and
k. managing fluctuations in foreign currency exchange rates;
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

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, "we," "us," "Perficient," or the "Company") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

Item 1. Business.

Overview

Perficient is a leading digital transformation consulting firm serving Global 2000® and enterprise customers throughout North America. With  a broad array of information technology, management consulting, and creative capabilities, Perficient delivers vision, execution, and value with outstanding digital experience, business optimization, and industry solutions. Our work enables clients to improve productivity and competitiveness; grow and strengthen relationships with customers, suppliers and partners; and reduce costs. Our solutions include big data and analytics, technology platform implementations, commerce, enterprise content management, portals and collaboration, management consulting, custom applications, business integration, business process management, and customer relationship management, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering solutions for our clients, we believe we have acquired domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return-on-investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

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

During 2015, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring substantially all of the assets of Zeon Solutions Incorporated, a Wisconsin corporation, Grand River Interactive LLC, a Michigan limited liability company, and their Indian affiliate, Zeon Solutions Private Limited (collectively, "Zeon") in January, all of the outstanding stock of Market Street Solutions, Inc., a Tennessee corporation ("Market Street"), in September, and substantially all of the assets of The Pup Group, Inc., a Michigan corporation doing business as Enlighten ("Enlighten"), in December; expanding our technical skill and geographic base by expanding our business both organically and through acquisitions; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in China and India; and leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers. Approximately 98% of our revenues were derived from clients in the United States during the year ended December 31, 2015 and 99% for each of the years ended December 31, 2014 and 2013. Approximately 94%, 96% and 97% of our total assets were located in the United States as of December 31, 2015, 2014 and 2013, respectively, with the remainder located in China, Canada, the United Kingdom and India.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of Zeon on January 2, 2015 enabled us to broaden and deepen our ecommerce expertise and expand into the Milwaukee, Wisconsin and Ann Arbor, Michigan markets and to leverage the acquired development center in Nagpur, India. Our acquisition of Market Street strengthens our analytics capabilities and adds a market location in Tennessee and strengthens the Company's southeastern U.S. presence.  Our acquisition of Enlighten enhances and expands the Company's digital strategy, creative services and marketing expertise.

We provide services primarily to the healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, automotive and transport products, electronics and computer hardware,  telecommunications, manufacturing, energy and utilities, business services, and leisure, and media and entertainment markets, among others.

Our Solutions

We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

Our broad spectrum of digital experience and business optimization solutions include the following:

·
Big Data and Analytics. We design, develop, and implement business analytics solutions that allow companies to interpret and act upon accurate, timely, and integrated information. Business analytics solutions help our clients make more informed business decisions by classifying, aggregating, and correlating data into meaningful business information. Our business analytics solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing, and business analytics and reporting.

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

·
Portals and Collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals and collaboration solutions for our clients and their customers, employees, suppliers, partners, members, patients and others.  These include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, commerce, content management and more.  Our award-winning work includes multiple portal types built on many vendor platforms and features integration with a variety of technologies, social capabilities, and mobile sites.

·
Cloud Services. Agility, innovation, and rapid time-to-market are critical to maintaining competitive advantage and seizing market opportunities, and cloud computing has emerged as perhaps the key enabler for business efficiency and agility. We help clients leverage cloud technologies from strategy through implementation for maximum business value with cloud services that include: architecture, assessments (business value and health checks), strategy and road maps, and vendor evaluation and selection.

·
Enterprise Social. Enterprise social networks allow organizations to dismantle the artificial borders of geography, organizational dynamics, and distinct business units, and connect employees to information, documents, and one another in a conversational, easy-to-use format. We help clients break down these borders with enterprise social solutions that include: ideation and crowdsourcing, mobile apps, employee onboarding, partner and vendor collaboration, user and customer support, expert location/Q&A, and much more.

·
Digital Marketing. We leverage client insights and analytical customer data to deliver exceptional results that allow our clients to stay ahead of the competition and to remain at the forefront of everything related to digital marketing. Our expertise includes: search engine marketing (including search engine optimization and pay-per-click advertising), user experience and design, and conversion rate optimization.

·
Custom Applications. We design, develop, implement, and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Our substantial experience with platforms including J2EE, .NET, and Open-source enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

·
Business Integration. We help clients integrate fragmented, non-integrated systems and processes with a coherent architecture on which to rationalize and modernize legacy systems, automate and optimize business processes, and improve data quality and accessibility. We specialize in service-oriented architecture, application program interfaces ("API"), business process management, event-driven architecture, complex event processing, master data management, and enterprise application integration, often using these technologies together to modernize legacy application architecture and support multi-channel user experiences such as portals, B2B APIs, social media and mobility applications.

·
Business Process Management ("BPM"). BPM combines people, process and technology to improve organizational performance and customer value. We design, develop, and implement BPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

·
Customer Relationship Management ("CRM"). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing by understanding our clients' needs through interviews, requirements-gathering sessions, call center analysis, developing an iterative prototype driven solution, and integrating the solution to legacy processes and applications.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

We have developed intellectual property assets, applications, utilities and products, that enable our clients to speed time to delivery and reduce total cost of ownership. In addition, we also sell certain internally developed software packages.  These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including integration and API's, content management, business process management, enterprise search and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services and retail markets. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

·
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include big data and analytics, technology platform implementations, commerce, enterprise content management, portals and collaboration, management consulting, custom applications, business integration, business process management, and customer relationship management, among others. The platforms with which we have significant domain expertise and on which these solutions are built include IBM, Microsoft, Oracle Salesforce, Magento and Adobe, among others.

·
Industry Expertise. We serve many of the world's largest and most respected companies with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, automotive and transport products, electronics and computer hardware, telecommunications, manufacturing, energy and utilities, business services, and leisure, and media and entertainment markets, among others.

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

·
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2015, 2014, and 2013, 88%, 87%, and 86%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

·
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Solutions Provider and Gold Certified Partner, an Oracle Platinum Partner, and a Salesforce Platinum Cloud Alliance Partner.  In 2015, we received multiple awards and recognition from our partners, including, among others:

·	IBM Worldwide Analytics Business Partner of the Year;
·	IBM Beacon Award - Outstanding Information Management Solution;
·	Microsoft EPG U.S. Partner and Industry Team Partner of the Year;
·	Oracle Health Sciences Partner Excellence Award; and
·	Magento Spirit of Excellence North America Award.

·
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and, in addition, we operate global development centers in Hangzhou, China and Chennai and Nagpur, India. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft Oracle and Magento technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas.  The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2015, we had 182 colleagues at the Hangzhou, China facility, 139 colleagues at the Chennai, India facility, 295 colleagues at the Nagpur, India facility, and 261 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

·
Onshore Capability. In 2015, we established a domestic delivery center (the "DDC") in Lafayette, Louisiana. The DDC augments our offshore delivery centers in India and China, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the DDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle.

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

Some of our competitors have longer operating histories, larger client bases, greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract customers to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Employees

As of December 31, 2015, we had 2,678 employees, 2,248 of which were billable (excluding 191 billable subcontractors) and 430 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2015, we had a 107-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients' business partners.  Approximately 85% of our sales are executed by our direct sales force.  In addition to our direct sales team, we also have 41 dedicated sales support employees, 30 general managers and 11 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Microsoft, Oracle, Salesforce, Magento and Adobe, among others. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners' marketing efforts and endorsements.

Recruiting. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Retention. We firmly believe in the power of partnership and the spirit of innovation and approach every opportunity with these philosophies in mind. We focus on a core set of digital experience, business optimization, and industry solutions, applications, and software platforms and our commitment to our employees' career development through continued training and advancement opportunities sets us apart as an employer of choice.

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

Global macroeconomic conditions affect our clients' businesses and the markets they serve. Developments such as economic down turns, recessions, instability and inflationary risks in the United States, Europe, Canada, China and India, among other developments, may have an adverse effect on our clients' businesses and, consequently, on our results of operations, revenue growth and profitability.

Volatile, negative or uncertain economic conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. A material portion of our revenues and profitability is derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

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

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 10 days' notice. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client's strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

If we are unable to keep our supply of skills and resources in balance with client demand and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

   Our success depends, in large part, upon our ability to keep our supply of skills and resources in balance with client demand and our ability to attract and retain personnel with the knowledge and skills to lead our business. Experienced personnel in our industry are in high demand, and there is much competition to attract qualified personnel. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across North America, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the markets we serve or changes in the types of services clients are demanding we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work for our services and solutions in those markets may decline.

    We are dependent upon retaining our senior executives and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend upon identifying, developing, and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is great. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate both local business leaders and people with the appropriate skills.

   Similarly, our profitability depends upon our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees on a timely basis to fulfill the needs of our clients, our ability to perform our work profitably could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed and our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which it can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.

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

     There is a risk that at certain points in time and in certain markets, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as means to keep our supply of skills and resources in balance with client demand in those markets.

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

In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

Our future financial performance is largely dependent upon our ability to compete successfully in the markets we currently serve. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.

In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisition. Consolidation activity may result in new competitors with greater scale, a broader footprint, or offerings that are more attractive than ours. We believe that this competition could have a negative effect on our ability to compete for new work and skilled professionals. One or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. In addition, competitors may win client engagements by significantly discounting their services in exchange for a client's promise to purchase other goods and services from the competitor, either concurrently or in the future. These activities may potentially force us to lower our prices and suffer reduced operating margins. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

We could have liability or our reputation could be damaged if we fail to protect client data or information systems or if our information systems are breached.

We are dependent upon information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. In providing services to clients, we are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as various U.S. federal and state laws and foreign laws governing the protection of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We might not be successful at identifying, acquiring, or integrating other businesses.

We have pursued a disciplined acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain markets. Depending upon the opportunities available, we may increase our investment in these acquisitions. In that pursuit, we may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management's attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

We might fail to realize the expected benefits or strategic objectives of any acquisition we make. We might not achieve our expected return on investment, or we may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire, including from that company's known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquisition, which could result in unexpected legal or regulatory exposure, unexpected increases in taxes or other adverse effects on our business and profitability. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

International operations subject us to additional political and economic risks that could have an adverse impact on our business.

We maintain global development centers in India and China. We have offices in the United Kingdom and Canada. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

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

Approximately 12% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. We also operate recruiting and development facilities in India and China to continue to grow our base of H1-B foreign national colleagues. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor's degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

We negotiate fees with our clients by utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent upon our internal forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which might be based on limited data and could turn out to be materially inaccurate. If we do not accurately estimate the level of effort or cost, our contracts could yield lower profit margins than planned, or be unprofitable. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skill sets and competencies. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of services, including those caused by factors outside our control, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

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

Our success depends upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

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

We have significant relationships with software vendors including IBM, Oracle, Microsoft, Salesforce and Magento. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors' marketing efforts and strong vendor endorsements.  The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.  The financial impact of the loss of one or more software vendors is not reasonably estimable.

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

Depending upon the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego all rights to the use of intellectual property we help create, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our ability to attract and retain business may depend upon our reputation in the marketplace.

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

Our ability to improve or maintain our profitability is dependent upon our ability to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. These actions and other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past.  If we are not effective in reducing our operating costs in response to changes in demand or pricing, we might not be able to manage significantly larger and more diverse workforces as we increase the number of colleagues and execute our growth strategy, control our costs or improve our efficiency, and our profitability could be negatively affected.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of these principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition, contingent consideration and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. These estimates and assumptions involve the use of our judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.

Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price and our ability to obtain new business could be materially adversely affected.

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

Our results of operations could be adversely affected by fluctuations in foreign currency exchange rates.

Although we report our results of operations in U.S. dollars, a small portion of our revenues is denominated in currencies other than the U.S. dollar. Unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our results of operations.

Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. Our currency hedging program, which is designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, might not be successful.

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound and Euro, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound and Euro, against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

If we do not effectively manage expected future growth, our results of operations and cash flows could be adversely affected.

Our ability to operate profitably with positive cash flows depends partially upon how effectively we manage our expected future growth. In order to create the additional capacity necessary to accommodate an increase in demand for our services, we may need to implement new or upgraded operational and financial systems, procedures and controls, open new offices, and hire additional colleagues. Implementation of these new or upgraded systems, procedures, and controls may require substantial management efforts and our efforts to do so may not be successful. The opening of new offices (including international locations) or the hiring of additional colleagues may result in idle or underutilized capacity. We continually assess the expected capacity and utilization of our offices and colleagues. We may not be able to achieve or maintain optimal utilization of our offices and colleagues. If demand for our services does not meet our expectations, our revenues and cash flows may not be sufficient to offset these expenses and our results of operations and cash flows could be adversely affected.

If we are unable to collect our receivables or unbilled services, our results of operations, financial condition, and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. We might not accurately assess the credit worthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depends upon our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

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

·	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;
·	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;
·	acquisition, integration and operational costs related to businesses acquired;
·	the introduction of new products or services by us, competitors or partners;
·	changes in our pricing or competitors' pricing;
·	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;
·	our ability to limit and manage the incurrence of pre-contract costs, which must be expensed without corresponding revenues, which are then recognized in later periods without the corresponding costs;
·	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;
·	currency exchange rate fluctuations;
·	changes in estimates, accruals or payments of variable compensation to our employees;
·	global, regional and local economic and political conditions and related risks, including acts of terrorism; and
·	seasonality, including number of work days and holidays and summer vacations.

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

As of December 31, 2015, we had unrestricted cash and cash equivalents totaling $8.8 million and a borrowing capacity of $69.0 million, and a commitment from our lenders to increase our borrowing capacity by $50.0 million. Of the $8.8 million of cash and cash equivalents at December 31, 2015, $6.6 million was held by our Chinese operations and is considered to be indefinitely reinvested in those operations. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 19% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

We have offices in multiple markets throughout North America and in China, India, Canada, and the United Kingdom.  We do not own any real property; all of our office space is leased with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol "PRFT." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2014.

	High	Low
Year Ending December 31, 2015:
First Quarter	$20.94	$17.78
Second Quarter	21.57	15.95
Third Quarter	19.45	15.01
Fourth Quarter	18.00	14.90

Year Ending December 31, 2014:
First Quarter	$23.40	$17.61
Second Quarter	19.61	16.08
Third Quarter	20.50	14.51
Fourth Quarter	19.10	14.05

On February 25, 2016, the last reported sale price of our common stock on The Nasdaq Global Select Market was $18.09 per share. There were approximately 429 stockholders of record of our common stock as of February 25, 2016, including 329 restricted account holders.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our credit facility currently prohibits the payment of cash dividends without the prior written consent of the lenders.

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

In connection with our acquisitions of Market Street and Enlighten during 2015, we issued 75,699 unregistered shares of our common stock to the owners of Market Street on September 17, 2015 and 197,715 unregistered shares of our common stock to Enlighten on December 4, 2015.  For each of these issuances, we relied on Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended, as the basis for exemption from registration.  These shares were issued in separate, privately negotiated transactions and not pursuant to any public solicitation.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $100.0 million of our common stock through a stock repurchase program with an expiration date of June 30, 2016.  The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2015	9,553,624	$8.83	9,553,624	$15,641,949
October 1-31, 2015	-	-	-	$15,641,949
November 1-30, 2015	-	-	-	$15,641,949
December 1-31, 2015	-	-	-	$15,641,949
Ending Balance as of December 31, 2015	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2015, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of three acquisitions in each of 2015, 2014, 2013 and 2012 and two acquisitions in 2011.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:	(In thousands, except per share information)
Revenues	$473,621	$456,692	$373,325	$327,096	$262,439
Gross margin	$155,210	$149,335	$123,099	$103,403	$81,134
Selling, general and administrative	$99,963	$90,202	$77,601	$64,853	$51,672
Depreciation and amortization	$18,315	$18,187	$11,236	$10,078	$8,095
Acquisition costs	$1,235	$3,446	$2,297	$1,871	$1,249
Adjustment to fair value of contingent consideration	$445	$(1,463)	$287	$517	$1,586
Income from operations	$35,252	$38,963	$31,678	$26,084	$18,532
Net interest expense (income)	$2,085	$1,438	$293	$143	$(68)
Net other (income) expense	$332	$5	$(112)	$(44)	$(45)
Income before income taxes	$32,835	$37,520	$31,497	$25,985	$18,645
Net income	$23,007	$23,163	$21,432	$16,107	$10,747
Basic net income per share	$0.69	$0.73	$0.71	$0.54	$0.39
Diluted net income per share	$0.67	$0.70	$0.67	$0.52	$0.37

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(In thousands)
Cash, cash equivalents, and short-term investments	$8,811	$10,935	$7,018	$5,813	$9,732
Working capital (1)	$83,176	$76,276	$56,477	$51,422	$50,628
Property and equipment, net	$7,891	$7,966	$7,709	$4,398	$3,490
Goodwill and intangible assets, net	$322,791	$282,235	$218,997	$178,286	$142,166
Total assets	$474,364	$425,363	$324,958	$267,194	$223,932
Long-term debt	$56,000	$54,000	$19,000	$2,800	$-
Total stockholders' equity	$348,810	$304,728	$259,490	$234,413	$198,959

(1) Working capital is total current assets less total current liabilities

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include big data and analytics, technology platform implementations, commerce, enterprise content management, portals and collaboration, management consulting, custom applications, business integration, business process management, and customer relationship management, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 18% of our services revenues for the year ended December 31, 2015 compared to 10% for both the years ended December 31, 2014 and 2013. The increase in fixed fee revenues is primarily attributable to the Company's acquisition of substantially all of the assets of Zeon.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party and internally developed software and hardware. Revenues from sales of third-party software and hardware are generally recorded on a gross basis provided that we act as a principal in the transaction. Revenues from sales of third-party software-as-a-service arrangements where we are not the primary obligor are recorded on a net basis. Software and hardware revenues are expected to fluctuate depending on our clients' demand for these products.

If we enter into contracts for the sale of services and software or hardware, management evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in our control (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, management also evaluates whether the services are essential to the functionality of the software and whether there is fair value evidence for each deliverable. If management concludes that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of our multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, we generally recognize software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

Gross Margins

Our gross margins for services are affected by the utilization rates of our professionals (defined as the percentage of our professionals' time billed to clients divided by the total available hours in the respective period), the salaries we pay our professionals, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or if demand for our services declines, our utilization rate will decline and adversely affect our gross margins. Gross margin percentages of third-party software and hardware sales (excluding internally developed software) are typically lower than gross margin percentages for services, and the mix of services and software and hardware for a particular period can significantly impact our total combined gross margin percentage for such period. In addition, gross margin for software and hardware sales can fluctuate due to pricing and other competitive pressures.

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, office costs, recruiting expense, variable compensation costs,  marketing costs and other miscellaneous expenses. We work to minimize selling costs by focusing on repeat business with existing clients and by accessing sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading independent information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We have executed on our acquisition strategy through our acquisitions of TriTek Solutions, Inc. ("Tritek") and Clear Task, Inc. ("Clear Task") in May 2013 and CoreMatrix Systems, LLC ("CoreMatrix") in October 2013. We acquired ForwardThink Group, Inc. ("ForwardThink") in February 2014, BioPharm Systems, Inc. ("BioPharm") in April 2014 and Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, "Trifecta") in May 2014.  We acquired Zeon in January 2015, Market Street in September 2015 and Enlighten in December 2015. We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2015	2014	2013
Services revenues	86.9%	84.7%	87.5%
Software and hardware revenues	9.8	11.5	8.1
Reimbursable expenses	3.3	3.8	4.4
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Project personnel costs	53.9	52.4	54.3
Software and hardware costs	8.7	10.3	7.1
Reimbursable expenses	3.3	3.8	4.4
Other project-related expenses	1.3	0.8	1.2
Total cost of revenues	67.2	67.3	67.0
Services gross margin*	36.4	37.2	36.6
Software and hardware gross margin*	11.7	10.5	11.8
Total gross margin	32.8	32.7	33.0
Selling, general and administrative	21.1	19.8	20.8
Depreciation and amortization	3.9	3.9	3.0
Acquisition costs	0.3	0.8	0.6
Adjustment to fair value of contingent consideration	0.1	(0.3)	0.1
Income from operations	7.4	8.5	8.5
Net interest expense	0.4	0.3	0.1
Net other expense (income)	0.1	0.0	(0.0)
Income before income taxes	6.9	8.2	8.4
Provision for income taxes	2.0	3.1	2.7
Net income	4.9%	5.1%	5.7%
* Services and software and hardware gross margins are based on their percentage of respective revenues.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Total revenues increased 4% to $473.6 million for the year ended December 31, 2015 from $456.7 million for the year ended December 31, 2014.

	Financial Results			Explanation for Increases (Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services Revenues	$411,469	$386,668	$24,801	$33,429	$(8,628)
Software and Hardware Revenues	46,622	52,776	(6,154)	4,099	(10,253)
Reimbursable Expenses	15,530	17,248	(1,718)	1,522	(3,240)
Total Revenues	$473,621	$456,692	$16,929	$39,050	$(22,121)

Services revenues increased 6% to $411.5 million for the year ended December 31, 2015 from $386.7 million for the year ended December 31, 2014. The increase in services revenues was primarily due to acquisitions during 2015 and 2014. Services revenues attributable to our base business decreased $8.6 million while services revenues attributable to acquired companies increased $33.4 million, resulting in a total increase of $24.8 million.

Software and hardware revenues decreased 12% to $46.6 million for the year ended December 31, 2015 from $52.8 million for the year ended December 31, 2014 primarily due to a decrease in volume and magnitude of initial and renewal software license sales compared to 2014. Reimbursable expenses decreased 10% to $15.5 million for the year ended December 31, 2015 from $17.2 million for the year ended December 31, 2014 primarily as a result of a higher mix of projects with no reimbursable expenses. We did not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 4% to $318.4 million for the year ended December 31, 2015 from $307.4 million for the year ended December 31, 2014.  The increase in cost of revenues was primarily related to acquisitions and costs associated with services revenues which increased 8% to $261.7 million for the year ended December 31, 2015 from $242.9 million for the year ended December 31, 2014. This increase was partially offset by a decrease in software and hardware costs which decreased 13% to $41.2 million for the year ended December 31, 2015 from $47.2 million for the year ended December 31, 2014, as a result of the decrease in software license volume. The average number of colleagues performing services, including subcontractors, increased to 2,267 for the year ended December 31, 2015 from 1,830 for the year ended December 31, 2014 primarily related to acquisitions.

Gross Margin. Gross margin increased 4% to $155.2 million for the year ended December 31, 2015 from $149.3 million for the year ended December 31, 2014. Gross margin as a percentage of revenues was 32.8% for the year ended December 31, 2015 compared to 32.7% for the year ended December 31, 2014 primarily due to a higher mix of services revenues. Services gross margin, excluding reimbursable expenses, decreased to 36.4% or $149.8 million for the year ended December 31, 2015 from 37.2% or $143.8 million for the year ended December 31, 2014. The decrease in services gross margin was primarily a result of lower average bill rates and, to a lesser extent, partner referral fees. The average bill rate for our professionals decreased to $126 per hour for the year ended December 31, 2015 from $135 per hour for the year ended December 31, 2014, primarily due to a more aggressive pricing strategy and the use of a higher mix of offshore resources. The average bill rate for the year ended December 31, 2015, excluding offshore delivery centers, was $144 per hour compared to $147 per hour for the year ended December 31, 2014.

Selling, General and Administrative. SG&A expenses increased 11% to $100.0 million for the year ended December 31, 2015 from $90.2 million for the year ended December 31, 2014 primarily due to acquisitions and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of revenues, increased to 21.1% for the year ended December 31, 2015 from 19.8% for the year ended December 31, 2014.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	Increase (Decrease)	Percentage Change
Sales-related costs	$30.5	$29.2	$1.3	4%
Salary expense	23.9	19.4	4.5	23
Stock compensation expense	8.7	8.6	0.1	1
Office costs	8.1	6.5	1.6	25
Recruiting expense	6.0	5.1	0.9	18
Marketing expense	5.7	5.0	0.7	14
Variable compensation expense	2.0	2.2	(0.2)	(9)
Bad debt expense	0.4	1.1	(0.7)	64
Research and development	0.1	0.5	(0.4)	(80)
Other	14.5	12.6	1.9	15
Total	$99.9	$90.2	$9.7	11%

Depreciation. Depreciation expense increased 20% to $4.5 million for the year ended December 31, 2015 from $3.7 million for the year ended December 31, 2014. The increase in depreciation expense was mainly attributable to acquisitions and the implementation of an enterprise resource planning system ("ERP") mid-year in 2014.  Depreciation expense as a percentage of revenues was 0.9% and 0.8% for the years ended December 31, 2015 and 2014, respectively.

Amortization. Amortization expense decreased 4% to $13.8 million for the year ended December 31, 2015 from $14.5 million for the year ended December 31, 2014. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from recent acquisitions. Amortization expense as a percentage of revenues was 2.9% for the year ended December 31, 2015 and 3.2% for the year ended December 31, 2014.

Acquisition Costs. Acquisition-related costs of $1.2 million were incurred during 2015, primarily related to the acquisition of Market Street and Enlighten compared to $3.4 million during 2014 related to the acquisition of ForwardThink, BioPharm, Trifecta, and Zeon. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was recorded during the year ended December 31, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration of the Zeon, Market Street and Enlighten acquisitions.  An adjustment of $1.5 million was recorded during the year ended December 31, 2014 which represented the net impact of the fair market value adjustments to the earnings-based contingent consideration of the Clear Task and CoreMatrix acquisitions.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate decreased to 29.9% for the year ended December 31, 2015 from 38.3% for the year ended December 31, 2014. Our effective rate for the year ended December 31, 2015 included the tax benefit for the 2015 research and development credit and domestic production deduction which were higher than the 2014 benefit. The effective tax rate for the year ended December 31, 2014 included a lower tax benefit for the 2014 research and development credit and domestic production deduction.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues. Total revenues increased 22% to $456.7 million for the year ended December 31, 2014 from $373.3 million for the year ended December 31, 2013.

	Financial Results			Explanation for Increases Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$386,668	$326,589	$60,079	$44,633	$15,446
Software and Hardware Revenues	52,776	30,224	22,552	1,795	20,757
Reimbursable Expenses	17,248	16,512	736	1,067	(331)
Total Revenues	$456,692	$373,325	$83,367	$47,495	$35,872

Services revenues increased 18% to $386.7 million for the year ended December 31, 2014 from $326.6 million for the year ended December 31, 2013. The increase in services revenues was primarily due to acquisitions during 2014 and 2013. Services revenues attributable to our base business increased $15.5 million while services revenues attributable to acquired companies increased $44.6 million, resulting in a total increase of $60.1 million.

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

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	Increase (Decrease)	Percentage Change
Sales-related costs	$29.2	$24.4	$4.8	20%
Salary expense	19.4	15.9	3.5	22
Stock compensation expense	8.6	7.9	0.7	9
Office costs	6.5	5.9	0.6	10
Recruiting expense	5.1	4.7	0.4	9
Marketing expense	5.0	3.1	1.9	61
Variable compensation expense	2.2	2.9	(0.7)	(24)
Bad debt expense	1.1	0.4	0.7	175
Research and development	0.5	1.0	(0.5)	(50)
Other	12.6	11.4	1.2	11
Total	$90.2	$77.6	$12.6	16%

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

Acquisition Costs. Acquisition-related costs of $3.4 million were incurred during 2014 related to the acquisition of ForwardThink, BioPharm, Trifecta, and Zeon compared to $2.3 million during 2013 related to the acquisition of TriTek, Clear Task, and CoreMatrix.  Costs were incurred for legal, accounting,  tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2015	2014	2013
Cash and cash equivalents (1)	$8.8	$10.9	$7.0
Working capital (including cash and cash equivalents) (2)	$83.2	$76.3	$56.5
Amounts available under credit facilities	$69.0	$35.8	$55.8

(1) The balance at December 31, 2015 includes $6.6 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.

(2) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $44.7 million compared to $34.0 million and $46.9 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2015, the components of operating cash flows were net income of $23.0 million plus non-cash charges of $31.9 million and net working capital investments of $10.2 million. The primary components of operating cash flows for the year ended December 31, 2014 were net income of $23.2 million plus non-cash charges of $27.5 million and net working capital investments of $16.6 million. The primary components of operating cash flow for the year ended December 31, 2013 were net income of $21.4 million plus non-cash charges of $21.5 million and net working capital reductions of $3.9 million.

Net Cash Used in Investing Activities

For the year ended December 31, 2015, we used $37.8 million for acquisitions (net of cash acquired) and $4.4 million to purchase property and equipment and to develop certain software for internal use. For the year ended December 31, 2014, we used $46.4 million for acquisitions (net of cash acquired) and $7.1 million for purchases of equipment and to develop certain software for internal use including significant efforts associated with the implementation of a new internal ERP system placed in service in 2014.  For the year ended December 31, 2013, we used $38.4 million for acquisitions and $8.0 million for purchases of equipment and to develop certain software for internal use including significant efforts associated with the implementation of a new ERP system.

Net Cash Provided By Financing Activities

For the year ended December 31, 2015, we received proceeds of $266.5 million from our line of credit and we realized a tax benefit of $1.4 million related to the vesting of stock awards and stock option exercises plus $0.3 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2015, we made payments of $264.5 million on our line of credit, used $5.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, used $2.8 million to repurchase shares of our common stock through the stock repurchase program and paid $0.2 million in fees related to our credit facility. For the year ended December 31, 2014, we received proceeds of $265.1 million from our line of credit and we realized a tax benefit of $2.6 million related to the vesting of stock awards and stock option exercises plus $1.5 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2014, we made payments of $230.1 million on our line of credit, used $7.7 million to repurchase shares of our common stock through the stock repurchase program, used $6.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and used $1.2 million to settle the contingent consideration for the purchase of Clear Task. For the year ended December 31, 2013 we received proceeds of $181.2 million from our line of credit and we realized a tax benefit of $2.6 million related to vesting of stock awards and stock option exercises plus $0.3 million in proceeds from the exercise of stock options and sales of stock through our Employee Stock Purchase Plan.  We made payments of $165.0 million on our line of credit, used $13.8 million to repurchase shares of our common stock through the stock repurchase program, used $4.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and paid $0.4 million in fees related to our credit facility.

 Availability of Funds from Credit Facility

On July 31, 2013, we renewed and extended the term of our credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Company and the Lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Company and the Lenders entered into a second amendment and consent to the credit agreement (as further amended, the "Credit Agreement"), effective as of January 2, 2015, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of December 31, 2015, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017.  Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (4.25% on December 31, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.43% on December 31, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2015, we had $69.0 million of maximum borrowing capacity.  We incur an annual commitment fee of  0.20% on the unused portion of the line of credit.

At December 31, 2015, we were in compliance with our covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through December 31, 2015.

Contractual Obligations

For the year ended December 31, 2015, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2015, there was $56.0 million outstanding under the Credit Agreement as compared to $54.0 million as of December 31, 2014. The amounts are classified as "Long-term debt" within the Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2017.

We have incurred commitments to make future payments under contracts such as leases and the Credit Agreement. Maturities under these contracts are set forth in the following table as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$22,609	$6,256	$8,664	$5,752	$1,937
Total debt	56,000	-	56,000	-	-
Total	$78,609	$6,256	$64,664	$5,752	$1,937

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

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2015 of $8.8 million, approximately $6.6 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Revenue Recognition and Allowance for Doubtful Accounts

Service revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, service revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, service revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering our role as a principal in the transaction. Revenues from sales of third-party software-as-a-service arrangements where we are not the primary obligor are recorded on a net basis. On many projects we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. We did not realize any profit on reimbursable expenses.

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

The Company may provide multiple services under the terms of an arrangement, and are required to assess whether one or more units of accounting are present. Service fees are typically accounted for as one unit of accounting, as fair value evidence for individual tasks or milestones is not available. We follow the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"), we perform an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that our fair value is less than our carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that our fair value is less than our carrying amount, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Based upon our qualitative assessment, it is more likely than not that our fair value is greater than our carrying amount.  No impairment charges were recorded for 2015, 2014 or 2013.

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

Recent Accounting Pronouncements

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2015, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2015, there was $56.0 million outstanding and $69.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $56.0 million outstanding on the line of credit as of December 31, 2015, an increase in the interest rate of 100 basis points would add $560,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $8.8 million at December 31, 2015 and $10.9 million at December 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	December 31,
	2015	2014
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$8,811	$10,935
Accounts receivable, net	120,612	113,928
Prepaid expenses	3,297	2,476
Other current assets	7,032	4,000
Total current assets	139,752	131,339
Property and equipment, net	7,891	7,966
Goodwill	269,383	236,130
Intangible assets, net	53,408	46,105
Other non-current assets	3,930	3,823
Total assets	$474,364	$425,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,793	$22,035
Other current liabilities	37,783	33,028
Total current liabilities	56,576	55,063
Long-term debt	56,000	54,000
Other non-current liabilities	12,978	11,572
Total liabilities	$125,554	$120,635

Commitments and contingencies (see Note 12)

Stockholders' equity:
Common stock ($0.001 par value per share; 50,000,000 shares authorized and 45,124,948 shares issued and 34,394,412 shares outstanding as of December 31, 2015; 43,174,676 shares issued and 32,854,802 shares outstanding as of December 31, 2014)	$45	$43
Additional paid-in capital	364,786	334,645
Accumulated other comprehensive loss	(1,875)	(651)
Treasury stock, at cost (10,730,536 shares as of December 31, 2015; 10,319,874 shares as of December 31, 2014)	(103,197)	(95,353)
Retained earnings	89,051	66,044
Total stockholders' equity	348,810	304,728
Total liabilities and stockholders' equity	$474,364	$425,363

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
Revenues:	(In thousands, except per share information)
Services	$411,469	$386,668	$326,589
Software and hardware	46,622	52,776	30,224
Reimbursable expenses	15,530	17,248	16,512
Total revenues	473,621	456,692	373,325
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Project personnel costs	255,384	239,443	202,558
Software and hardware costs	41,170	47,235	26,648
Reimbursable expenses	15,530	17,248	16,512
Other project-related expenses	6,327	3,431	4,508
Total cost of revenues	318,411	307,357	250,226

Gross margin	155,210	149,335	123,099

Selling, general, and administrative	99,963	90,202	77,601
Depreciation	4,496	3,734	3,262
Amortization	13,819	14,453	7,974
Acquisition costs	1,235	3,446	2,297
Adjustment to fair value of contingent consideration	445	(1,463)	287
Income from operations	35,252	38,963	31,678

Net interest expense	2,085	1,438	293
Net other expense (income)	332	5	(112)
Income before income taxes	32,835	37,520	31,497
Provision for income taxes	9,828	14,357	10,065

Net income	$23,007	$23,163	$21,432

Basic net income per share	$0.69	$0.73	$0.71
Diluted net income per share	$0.67	$0.70	$0.67
Shares used in computing basic net income per share	33,408	31,698	30,294
Shares used in computing diluted net income per share	34,324	33,158	31,808

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$23,007	$23,163	$21,432
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustment	(1,224)	(273)	(72)
Comprehensive income	$21,783	$22,890	$21,360

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2012	30,825	$39	$276,201	$(306)	$(62,970)	$21,449	$234,413
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	80	-	332	-	-	-	332
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,578	-	-	-	2,578
Stock compensation related to restricted stock vesting and retirement savings plan contributions	949	-	11,034	-	-	-	11,034
Purchases of treasury stock and buybacks of shares for taxes	(1,313)	-	-	-	(18,081)	-	(18,081)
Issuance of stock for acquisitions	800	2	7,852	-	-	-	7,854
Net income	-	-	-	-	-	21,432	21,432
Foreign currency translation adjustment	-	-	-	(72)	-	-	(72)
Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	210	-	1,451	-	-	-	1,451
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,577	-	-	-	2,577
Stock compensation related to restricted stock vesting and retirement savings plan contributions	961	1	12,718	-	-	-	12,719
Purchases of treasury stock and buyback of shares for taxes	(807)	-	-	-	(14,302)	-	(14,302)
Issuance of stock for acquisitions	1,150	1	19,902	-	-	-	19,903
Net income	-	-	-	-	-	23,163	23,163
Foreign currency translation adjustment	-	-	-	(273)	-	-	(273)
Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	26	-	337	-	-	-	337
Net tax benefit from stock option exercises and restricted stock vesting	-	-	1,335	-	-	-	1,335
Stock compensation related to restricted stock vesting and retirement savings plan contributions	893	-	13,110	-	-	-	13,110
Purchases of treasury stock and buyback of shares for taxes	(411)	-	-	-	(7,844)	-	(7,844)
Issuance of stock for acquisitions	1,031	2	15,359	-	-	-	15,361
Net income	-	-	-	-	-	23,007	23,007
Foreign currency translation adjustment	-	-	-	(1,224)	-	-	(1,224)
Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES	(In thousands)
Net income	$23,007	$23,163	$21,432
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,496	3,734	3,262
Amortization	13,819	14,453	7,974
Deferred income taxes	1,497	662	1,604
Non-cash stock compensation and retirement savings plan contributions	13,110	12,719	11,034
Tax benefit from stock option exercises and restricted stock vesting	(1,432)	(2,607)	(2,618)
Adjustment to fair value of contingent consideration for purchase of business	445	(1,463)	287

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,512	(27,050)	1,462
Other assets	(448)	5,220	(126)
Accounts payable	(3,242)	14,344	(361)
Other liabilities	(10,043)	(9,142)	2,901
Net cash provided by operating activities	44,721	34,033	46,851

INVESTING ACTIVITIES
Purchase of property and equipment	(3,356)	(3,674)	(4,649)
Capitalization of software developed for internal use	(1,035)	(3,474)	(3,329)
Purchase of businesses, net of cash acquired	(37,848)	(46,447)	(38,434)
Net cash used in investing activities	(42,239)	(53,595)	(46,412)

FINANCING ACTIVITIES
Proceeds from line of credit	266,500	265,100	181,150
Payments on line of credit	(264,500)	(230,100)	(164,950)
Payments for credit facility financing fees	(193)	-	(399)
Payment of contingent consideration for purchase of business	-	(1,196)	-
Tax benefit from stock option exercises and restricted stock vesting	1,432	2,607	2,618
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	337	1,451	332
Purchases of treasury stock	(2,840)	(7,702)	(13,794)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,004)	(6,600)	(4,287)
Net cash (used in) provided by financing activities	(4,268)	23,560	670
Effect of exchange rate on cash and cash equivalents	(338)	(81)	96
Change in cash and cash equivalents	(2,124)	3,917	1,205
Cash and cash equivalents at beginning of period	10,935	7,018	5,813
Cash and cash equivalents at end of period	$8,811	$10,935	$7,018

Supplemental disclosures:
Cash paid for income taxes	$9,944	$10,552	$7,862
Cash paid for interest	$2,005	$1,279	$273
Non-cash activities:
Stock issued for purchase of businesses	$15,361	$19,173	$7,854
Stock issued for settlement of contingent consideration for purchase of business	$-	$730	$-
Estimated fair value of contingent consideration for purchase of business	$5,459	$127	$5,114

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

 Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This reclassification primarily relates to certain costs being reclassified from project personnel costs to other project related expenses within total cost of revenues in the consolidated statement of operations in addition to the retrospective early adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-17 Balance Sheet Classification of Deferred Taxes. See Note 2, Summary of Significant Accounting Policies, for additional information regarding adoption of ASU No. 2015-17.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

Service revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, service revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, service revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, the Company occasionally receives referral fees under partner programs. These referral fees are recorded when earned within service revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering the Company's role as a principal in the transaction.  Revenues from sales of third-party software-as-a-service arrangements where the Company is not the primary obligor are recorded on a net basis. On many projects the Company is also reimbursed for out-of-pocket expenses including travel and other project-related expenses.  These reimbursements are included as a component of revenues. We did not realize any profit on reimbursable expenses.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with FASB Accounting Standards Codification ("ASC") Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company's multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

The Company may provide multiple services under the terms of an arrangement, and are required to assess whether one or more units of accounting are present. Service fees are typically accounted for as one unit of accounting, as fair value evidence for individual tasks or milestones is not available.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any accounting period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the two-step goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Based upon the Company's qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2015, 2014 or 2013.

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

The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange rate risk. Both the gain or loss on derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. All derivatives are carried at fair value in the consolidated balance sheets. See Note 11, Financial Instruments, for additional information regarding our derivative financial instruments.

Treasury Stock

The Company uses the cost method to account for repurchases of its own stock.

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above. Approximately 98% of the Company's revenues were derived from clients in the United States during the year ended December 31, 2015 as compared to 99% for each of the years ended December 31, 2014 and 2013.  Less than 2% and 1% of the Company's non-current assets were located outside the United States for each of the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. The new standard is to become effective for the Company on January 1, 2018.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. This standard is to become effective for the Company on January 1, 2016 and requires that the Company use a retrospective approach. The Company does not expect the adoption of ASU 2015-03 to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. This standard is to become effective for the Company on January 1, 2016. The Company does not expect the adoption of ASU 2015-05 to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition date.  This standard is to become effective for the Company on January 1, 2016.  The Company does not expect the adoption of ASU 2015-16 to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This standard is to become effective for the Company on January 1, 2017 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The Company early adopted this standard retrospectively on December 31, 2015. The adoption of this standard resulted in a reclassification of current deferred tax assets which caused a $0.7 million reduction to other current assets and a corresponding $0.7 reduction to other non-current liabilities on the Company's balance sheet as of December 31, 2014, but had no effect on the Company's results of operations, financial condition or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This standard is to become effective for the Company on January 1, 2019, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2015	2014	2013
Net income	$23,007	$23,163	$21,432
Basic:
Weighted-average shares of common stock outstanding	33,408	31,698	30,294
Shares used in computing basic net income per share	33,408	31,698	30,294

Effect of dilutive securities:
Stock options	-	61	152
Restricted stock subject to vesting	466	553	674
Contingently issuable shares (1)	2	13	-
Shares issuable for acquisition consideration (2)	448	833	688
Shares used in computing diluted net income per share	34,324	33,158	31,808

Basic net income per share	$0.69	$0.73	$0.71
Diluted net income per share	$0.67	$0.70	$0.67

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	28	73	1

(1)	For the year ended December 31, 2015, this represents the Company's estimate of shares to be issued to Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") pursuant to the Asset Purchase Agreement. For the year ended December 31, 2014, this represents the Company's estimate of shares to be issued to Clear Task, Inc. ("Clear Task") pursuant to the Asset Purchase Agreement.
(2)	For the year ended December 31, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. ("ForwardThink"); (ii) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together "Trifecta"); (iv) the Asset Purchase Agreement with Zeon; (v) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street") and (vi) the Asset Purchase Agreement with The Pup Group, Inc. ("Enlighten") as part of the consideration. For the year ended December 31, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc. ("Northridge"); (ii) the Asset Purchase Agreement with Nascent Systems, LP ("Nascent"); (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc. ("TriTek"); (iv) the Asset Purchase Agreement with Clear Task; (v) the Asset Purchase Agreement with CoreMatrix Systems, LLC ("CoreMatrix"); (vi) the Agreement and Plan of Merger with ForwardThink; (vii) the Asset Purchase Agreement with BioPharm; and (viii) the Asset Purchase Agreement with Trifecta as part of the consideration. For the year ended December 31, 2013, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge; (ii) the Asset Purchase Agreement with Nascent; (iii) the Agreement and Plan of Merger with TriTek; (iv) the Asset Purchase Agreement with Clear Task; and (v) the Asset Purchase Agreement with CoreMatrix as part of the consideration.

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2015, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company's clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company's significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 4% of total revenues excluding reimbursable expenses, for both years ended December 31, 2015 and 2014 and 3% of total revenues excluding reimbursable expenses for the year ended December 31,  2013.

5. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986, as amended (the "Code"). The Company, at its discretion, matches a portion of the employee's contribution under a predetermined formula based on the level of contribution and years of service.  For  2015, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $4.6 million, $4.0 million, and $3.3 million of expense for the matching cash and Company stock contribution in  2015, 2014, and 2013, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2015 and 2014, the deferred compensation liability balance was $3.4 million and $2.8 million, respectively.

6. Business Combinations

2014 Acquisitions

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

Acquisition of BioPharm

On April 1, 2014, the Company acquired substantially all of the assets of BioPharm, pursuant to the terms of an Asset Purchase Agreement and a Stock Purchase Agreement. BioPharm was a business and information technology consulting firm focused on the life sciences industry. The acquisition of BioPharm expanded the Company's industry vertical expertise with the addition of a dedicated life sciences vertical.

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

The amount of goodwill expected to be deductible for tax purposes is $7.4 million. The Company estimated that the intangible assets acquired have useful lives of nine months to ten years.

Acquisition of Trifecta

 On May 7, 2014, the Company acquired substantially all of the assets related to the eCommerce business of Trifecta, pursuant to the terms of an Asset Purchase Agreement. Trifecta was a business and information technology consulting firm focused on IBM WebSphere Commerce solutions. The acquisition of Trifecta expanded the Company's ability to deliver larger, more powerful eCommerce solutions.

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

The amount of goodwill expected to be deductible for tax purposes is $7.2 million.  The Company estimated that the intangible assets acquired have useful lives of eight months to five years.

The following table presents details of the intangible assets acquired during the year ended December 31, 2014 (dollars in millions).

	Weighted Average Useful Life	Useful Life	Aggregate Acquisitions
Customer relationships	7 years	5 - 10 years	$27.1
Customer backlog	10 months	8 - 11 months	3.0
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.2
Internally developed software	5 years	5 years	1.0
Total acquired intangible assets			$31.6

2015 Acquisitions

Acquisition of Zeon

On January 2, 2015, the Company acquired the assets of Zeon pursuant to the terms of an Asset Purchase Agreement. The acquisition of Zeon expanded the Company's expertise in the support of eCommerce and digital agency solutions.

The Company's total allocable purchase price consideration was $36.5 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million of Company common stock issued at closing increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which has been realized by Zeon twelve months after the closing date of the acquisition.  The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$9.0
Acquired intangible assets	12.7
Liabilities assumed	(3.4)
Goodwill	18.2
Total purchase price	$36.5

The amount of goodwill expected to be deductible for tax purposes is $18.5 million.  The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Market Street

On September 17, 2015, the Company acquired Market Street pursuant to the terms of a Stock Purchase Agreement. The acquisition of Market Street expanded the Company's IT consulting services specializing in the development, implementation, integration and support of big data, analytics, and financial performance management solutions.

The Company has initially estimated the total allocable purchase price consideration to be $5.1 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million of Company common stock issued at closing increased by $1.0 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Market Street twelve months after the closing date of the acquisition. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

The amounts above represent the fair value estimates as of December 31, 2015 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Enlighten

On December 4, 2015, the Company acquired Enlighten pursuant to the terms of an Asset Purchase Agreement.  Enlighten was a digital marketing agency specializing in the development, implementation, integration and support of digital experience solutions. The acquisition of Enlighten enhanced and expanded the Company's digital strategy, creative services and marketing expertise.

The Company has initially estimated the total allocable purchase price consideration to be $16.4 million. The purchase price was comprised of $11.3 million in cash paid and $2.9 million of Company common stock issued at closing increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Enlighten twelve months after the closing date of the acquisition.  The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.6
Acquired intangible assets	4.3
Liabilities assumed	(3.6)
Goodwill	10.1
Total purchase price	$16.4

The amount of goodwill expected to be deductible for tax purposes is $11.1 million.  The Company estimated that the intangible assets acquired have useful lives of twelve months to five years.

The amounts above represent the fair value estimates as of December 31, 2015 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The following table presents details of the intangible assets acquired during the year ended December 31, 2015 (dollars in millions).

	Weighted Average Useful Life	Useful Life	Aggregate Acquisitions
Customer relationships	7 years	5 - 8 years	$18.4
Customer backlog	10 months	9 - 12 months	1.4
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.2
Total acquired intangible assets			$20.1

        The results of the 2014 and 2015 acquisitions' operations have been included in the Company's consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of the 2015 acquisitions included in the Company's Consolidated Statements of Operations from the respective acquisition dates to December 31, 2015 are as follows (in thousands):

Acquisition Date to December 31, 2015
Revenues	$34,438
Net income	$2,467

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with the 2015 acquisitions for the year ended December 31, 2015 and the 2014 and 2015 acquisitions for the year ended December 31, 2014, after giving effect to certain pro-forma adjustments and assuming the 2015 acquisitions were acquired as of the beginning of 2014 and assuming the 2014 acquisitions were acquired as of the beginning of 2013.

These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2014 or January 1, 2013 or of future results of operations of the consolidated entities (in thousands except per share data):

	December 31,
	2015	2014
Revenues	$496,085	$515,416
Net income	$25,898	$26,815
Basic net income per share	$0.76	$0.81
Diluted net income per share	$0.75	$0.78
Shares used in computing basic net income per share	33,896	33,212
Shares used in computing diluted net income per share	34,571	34,381

7. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	2015	2014
Balance, beginning of year	$236,130	$193,510
Preliminary purchase price allocations for acquisitions (Note 6)	32,295	42,278
Purchase accounting adjustments	1,247	382
Effect of foreign currency translation adjustments	(289)	(40)
Balance, end of year	$269,383	$236,130

Intangible Assets with Definite Lives

Following is a summary of the Company's intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$68,959	$(23,397)	$45,562	$54,389	$(16,595)	$37,794
Non-compete agreements	1,235	(719)	516	1,601	(866)	735
Customer backlog	350	(88)	262	2,341	(2,265)	76
Trade name	100	(33)	67	167	(148)	19
Internally developed software	9,500	(2,499)	7,001	8,897	(1,416)	7,481
Total	$80,144	$(26,736)	$53,408	$67,395	$(21,290)	$46,105

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 12 months

The weighted average amortization periods for customer relationships and non-compete agreements are six years and five years, respectively. Total amortization expense for the years ended December 31, 2015, 2014, and 2013 was approximately $13.8 million, $14.5 million, and $8.0 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2016	$12,868
2017	$10,118
2018	$9,109
2019	$8,284
2020	$5,454
Thereafter	$7,575

8. Stock-Based Compensation

Stock Plans

The Company made various award grants under the 2009 Long-Term Incentive Plan prior to May 2012 and under the 2012 Long Term Incentive Plan prior to May 2014. In May 2014, the Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (as amended, the "Incentive Plan"), which had been previously approved by the Company's Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Stock option activity for the year ended December 31, 2015 was as follows (in thousands, except exercise price and remaining contractual terms information):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (In Years) (1)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	12	$7.48	0.09	$139
Options exercised (2)	(12)	7.48		$(139)
Options outstanding at December 31, 2015	-	$-	-	$-
Options vested, December 31, 2015	-	$-	-	$-

(1)	Stock options have a maximum contractual term of 10 years.
(2)	The total aggregate intrinsic value of stock options exercised during 2014 and 2013 was $2.5 million and $1.0 million, respectively.

Restricted stock activity for the year ended December 31, 2015 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2014	1,506	$15.39
Awards granted (1)	808	$18.49
Awards vested (2)	(772)	$14.01
Awards forfeited	(172)	$16.01
Restricted stock awards outstanding at December 31, 2015	1,370	$17.82

(1)	The weighted average grant date fair value of shares granted during 2014 and 2013 was $18.56 and $14.62, respectively.
(2)	The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $14.2 million, $15.1 million and $13.4 million, respectively.

The Company recognized $13.5 million, $13.4 million, and $11.1 million of share-based compensation expense during 2015, 2014 and 2013, respectively, which included $2.2 million, $2.0 million, and $1.7 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2015, 2014 and 2013 was $4.2 million, $4.1 million, and $3.6 million, respectively. As of December 31, 2015, there was $18.5 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "ESPP") is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2015, approximately 14,300 shares were purchased under the ESPP.

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

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of the Company's credit agreement with Silicon Valley Bank ("SVB"), U.S. Bank National Association, and Bank of America, N.A.  As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million.  The Company and the Lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the Lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million.  The Company and the Lenders entered into a second amendment and consent to the credit agreement (as further amended, the "Credit Agreement"), effective as of January 2, 2015, pursuant to which the Company and the Lenders, including Wells Fargo, National Association, as a new lender, increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2015, the Company had no outstanding letters of credit. Substantially all of the Company's assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at the Company's option of SVB's prime rate (4.25% on December 31, 2015) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.43% on December 31, 2015) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2015, the Company had $69.0 million of maximum borrowing capacity.  The Company incurs an annual commitment fee of 0.20% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00. Additionally, the credit agreement currently prohibits the payment of dividends without the prior written consent of the lenders.

At December 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

As of December 31, 2015, the Company had U.S. federal tax net operating loss carry forwards of approximately $2.7 million that will begin to expire in 2020 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the "change in ownership" provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$6,394	$10,973	$7,292
State	772	1,846	883
Foreign	1,165	876	286
Total current	8,331	13,695	8,461

Deferred:
Federal	1,057	550	1,455
State	170	112	149
Foreign	270	-	-
Total deferred	1,497	662	1,604
Total provision for income taxes	$9,828	$14,357	$10,065

The components of pretax income for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$26,958	$33,937	$29,280
Foreign	5,877	3,583	2,217
Total	$32,835	$37,520	$31,497

For the year ended December 31, 2015 and 2014, foreign operations included Canada, China, India, and the United Kingdom.

For the year ended December 31, 2013, foreign operations included Canada, China, and India.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities	$1,164	$1,172
Bad debt reserve	290	352
Net operating losses	1,051	1,265
Deferred compensation	3,375	3,060
Intangibles	646	-
Acquisition-related costs	-	380
Total deferred tax assets	6,526	6,229
Deferred tax liabilities:
Prepaid expenses	1,380	809
Equity in undistributed foreign earnings	-	125
Goodwill and intangibles	12,570	12,176
Fixed assets	1,039	1,352
Total deferred tax liabilities	14,989	14,462
Net deferred tax liability	$8,463	$8,233

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

The federal corporate statutory tax rate is reconciled to the Company's effective income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0	4.5	4.3
Effect of foreign operations	(2.6)	(1.0)	(1.3)
Stock compensation	3.4	2.6	1.7
Non-deductible acquisition costs	0.3	0.7	0.2
Research and development tax credit	(9.0)	(3.3)	(5.7)
U.S. domestic production deduction	(1.0)	(0.9)	(3.1)
Other	(0.2)	0.7	0.9
Effective tax rate	29.9%	38.3%	32.0%

The effective income tax rate decreased to 29.9% for the year ended December 31, 2015 from 38.3% for the year ended December 31, 2014. The effective rate for the year ended December 31, 2015 included the tax benefit for the 2015 research and development tax credit and domestic production deduction which were higher than the 2014 benefit. The effective tax rate for the year ended December 31, 2014 included a lower estimate of the tax benefit for the 2014 research and development credit and domestic production deduction.

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2015 of $8.8 million, approximately $6.6 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.0 and $0.5 million as of December 31, 2015 and 2014, respectively. If the Company's assessment of unrecognized tax benefits is not representative of actual outcomes, the Company's financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$545	$519
Unrecognized tax benefits related to current year	460	211
Reductions for tax positions of prior years	(48)	(185)
Balance at end of year	$957	$545

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.2 million during the year ended December 31, 2015. No gains and losses were recognized during the year ended December 31, 2014.  Gains and losses on these contracts are recorded in net other income (expense) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	December 31, 2015	December 31, 2014
Derivatives not designated as hedges
Foreign exchange contracts	$3,215	$-
Total derivatives not designated as hedges	$3,215	$-

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

The fair value hierarchy consists of the following three levels:

·	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

·
Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

·	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company estimates the fair value of each foreign exchange forward contract by using present value of expected cash flows. This considers the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of December 31, 2015 was immaterial.

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

The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. Within the Consolidated Balance Sheets, the Company records derivative assets and liabilities at net fair value.

12. Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and tax exposures in the ordinary course of business. Although the outcome of such matters is not predictable with assurance, the Company has no reason to believe the disposition of any current matter could reasonably be expected to have a material adverse impact on the Company's financial position, results of operations or the ability to carry on any of its business activities.

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2015 are as follows (in thousands):

Operating Leases
2016	$6,256
2017	5,034
2018	3,630
2019	3,073
2020	2,679
Thereafter	1,937
Total minimum lease payments	$22,609

Rent expense for the years ended December 31, 2015, 2014, and 2013 was approximately $6.5 million, $5.4 million, and $4.9 million, respectively.

13. Balance Sheet Components

	December 31,
	2015	2014
	(In thousands)
Accounts receivable:
Accounts receivable	$84,273	$82,994
Unbilled revenues	37,088	31,845
Allowance for doubtful accounts	(749)	(911)
Total	$120,612	$113,928

Property and Equipment:
Computer hardware (useful life of 3 years)	$11,467	$10,221
Furniture and fixtures (useful life of 5 years)	2,957	2,442
Leasehold improvements (useful life of 5 years)	2,517	2,075
Software (useful life of 1 to 7 years)	7,883	6,828
Less: Accumulated depreciation	(16,933)	(13,600)
Total	$7,891	$7,966

Other current liabilities:
Accrued variable compensation	$15,050	$15,060
Deferred revenues	5,414	5,945
Payroll related costs	2,906	2,358
Accrued subcontractor fees	771	871
Accrued medical claims expense	1,816	1,615
Professional fees	726	1,394
Estimated fair value of contingent consideration liability (Note 6)	5,904	-
Net working capital settlements	1,008	518
Other current liabilities	4,188	5,267
Total	$37,783	$33,028

Other non-current liabilities:
Deferred compensation liability	$3,376	$2,773
Deferred income taxes	8,463	8,233
Other non-current liabilities	1,139	566
Total	$12,978	$11,572

14. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$911	$763	$724
Charges to expense	455	934	280
Uncollected balances written off, net of recoveries	(617)	(786)	(241)
Balance, end of year	$749	$911	$763

15. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2015 and 2014. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Unaudited)
Total revenues	$110,598	$108,464	$120,909	$133,650
Gross margin	36,060	34,901	40,402	43,847
Income from operations	7,050	5,474	11,595	11,133
Income before income taxes	6,217	4,935	11,065	10,618
Net income	4,066	3,997	7,374	7,570
Basic net income per share	0.12	0.12	0.22	0.22
Diluted net income per share	0.12	0.12	0.22	0.22

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Total revenues	$97,170	$116,709	$116,971	$125,842
Gross margin	31,459	37,848	39,537	40,491
Income from operations	5,421	11,416	12,395	9,730
Income before income taxes	5,274	11,040	11,943	9,263
Net income	3,045	6,387	7,306	6,424
Basic net income per share	0.10	0.20	0.23	0.20
Diluted net income per share	0.09	0.19	0.22	0.19

16. Subsequent Events

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

The Company acquired substantially all of the assets of Zeon Solutions Incorporated, Grand River Interactive LLC, and their Indian affiliate, Zeon Solutions Private Limited (collectively, Zeon) in January 2015, Market Street Solutions, Inc. (Market Street) in September 2015, and substantially all of the assets of The Pup Group, Inc. (Enlighten) in December 2015, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, Zeon's, Market Street's, and Enlighten's internal control over financial reporting collectively representing 13% and 7% of the Company's total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company as of December 31, 2015, also excluded an evaluation of the internal control over financial reporting of Zeon, Market Street, and Enlighten.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri
March 3, 2016

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

The Company acquired substantially all of the assets of Zeon in January 2015, Market Street in September 2015, and substantially all of the assets of Enlighten in December 2015. As permitted by SEC guidance, management excluded these acquired companies from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In total, Zeon, Market Street and Enlighten represented 13% and 7% of the Company's total assets and total revenues, respectively, as of and for the year ended December 31, 2015. Excluding identifiable intangible assets and goodwill recorded in the business combination, Zeon, Market Street and Enlighten represented 3% of the Company's total assets as of December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2015 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	51	President and Chief Executive Officer
Kathryn J. Henely	51	Chief Operating Officer
Paul E. Martin	55	Chief Financial Officer, Treasurer and Secretary

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

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company's proxy statement to be used in connection with the 2016 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Directors and Executive Officers," "Composition and Meetings of the Board of Directors and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

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

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 3, 2016	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Director, President and Chief Executive Officer	March 3, 2016
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 3, 2016
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 3, 2016
Ralph C. Derrickson

/s/ John S. Hamlin	Director	March 3, 2016
John S. Hamlin

/s/ James R. Kackley	Director	March 3, 2016
James R. Kackley

/s/ David S. Lundeen	Director	March 3, 2016
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement by and among CoreMatrix Systems, LLC, Frank McMahon and Paul Nix and Perficient, Inc. dated as of October 11, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on October 16, 2013 and incorporated herein by reference

2.2
Agreement and Plan of Merger, dated as of February 10, 2014, by and among Perficient, Inc., Garden MS Co., ForwardThink Group Inc., each of the Principals and Robert Shinbrot, in his capacity as the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference

2.3
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. 2009 Long-Term Incentive Plan, as amended, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on February 25, 2010 and incorporated herein by reference

10.2†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.3†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.4†
Form of Restricted Stock Agreement, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed May 6, 2010 and incorporated herein by reference

10.5†
Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 19, 2012 and incorporated herein by reference

10.6
Second Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and US Bank, N.A., and Perficient, Inc. dated effective as of July 31, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2013 and incorporated herein by reference

10.7†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.8
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference

10.9†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  July 31, 2014 and incorporated herein by reference

10.10†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.11†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.12†
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.13†
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.14
Amendment No. 2 and Consent to Second Amended and Restated Credit Agreement, dated January 2, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference

10.15
Amendment No. 3 and Consent to Second Amended and Restated Credit Agreement, dated September 22, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.