Form 10-Q
period 2016-03-31
PERFICIENT INC
filed 2016-05-05
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 36,104,020 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on this Form 10-Q ("Form 10-Q") that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, "we", "us", "Perficient", or the "Company") are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$9,016	$8,811
Accounts receivable, net	116,428	120,612
Prepaid expenses	3,456	3,297
Other current assets	6,067	7,032
Total current assets	134,967	139,752
Property and equipment, net	7,781	7,891
Goodwill	269,606	269,383
Intangible assets, net	50,706	53,408
Other non-current assets	3,813	3,930
Total assets	$466,873	$474,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,736	$18,793
Other current liabilities	28,997	37,783
Total current liabilities	41,733	56,576
Long-term debt	56,000	56,000
Other non-current liabilities	13,507	12,978
Total liabilities	$111,240	$125,554

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 45,457,477 shares issued and 34,605,750 shares outstanding as of March 31, 2016; 45,124,948 shares issued and 34,394,412 shares outstanding as of December 31, 2015)	$45	$45
Additional paid-in capital	368,362	364,786
Accumulated other comprehensive loss	(1,683)	(1,875)
Treasury stock, at cost (10,851,727 shares as of March 31, 2016; 10,730,536 shares as of December 31, 2015)	(105,548)	(103,197)
Retained earnings	94,457	89,051
Total stockholders' equity	355,633	348,810
Total liabilities and stockholders' equity	$466,873	$474,364

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share information)
Revenues
Services	$109,747	$98,629
Software and hardware	9,476	8,502
Reimbursable expenses	4,620	3,467
Total revenues	123,843	110,598
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	71,587	64,343
Software and hardware costs	7,412	6,728
Reimbursable expenses	4,620	3,467
Total cost of revenues	83,619	74,538

Gross margin	40,224	36,060

Selling, general and administrative	26,714	24,043
Depreciation	1,192	1,081
Amortization	3,365	3,801
Acquisition costs	243	-
Adjustment to fair value of contingent consideration	238	85
Income from operations	8,472	7,050

Net interest expense	520	553
Net other expense	103	280
Income before income taxes	7,849	6,217
Provision for income taxes	2,443	2,151

Net income	$5,406	$4,066

Basic net income per share	$0.16	$0.12
Diluted net income per share	$0.16	$0.12
Shares used in computing basic net income per share	33,911	33,046
Shares used in computing diluted net income per share	34,842	34,164

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income	$5,406	$4,066
Other comprehensive income:
Foreign currency translation adjustment	192	(171)
Comprehensive income	$5,598	$3,895

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2016
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the sales of stock through the Employee Stock Purchase Plan	3	--	53	--	--	--	53
Stock compensation related to restricted stock vesting and retirement savings plan contributions	330	--	3,523	--	--	--	3,523
Purchases of treasury stock and buyback of shares for taxes	(121)	--	--	--	(2,351)	--	(2,351)
Net income	--	--	--	--	--	5,406	5,406
Foreign currency translation adjustment	--	--	--	192	--	--	192
Balance at March 31, 2016	34,606	$45	$368,362	$(1,683)	$(105,548)	$94,457	$355,633

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$5,406	$4,066
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,192	1,081
Amortization	3,365	3,801
Deferred income taxes	651	(450)
Non-cash stock compensation and retirement savings plan contributions	3,523	3,348
Tax benefit from stock option exercises and restricted stock vesting	-	(418)
Adjustment to fair value of contingent consideration for purchase of business	238	85

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,727	19,815
Other assets	1,044	(213)
Accounts payable	(6,057)	(11,129)
Other liabilities	(8,653)	(11,620)
Net cash provided by operating activities	4,436	8,366

INVESTING ACTIVITIES
Purchase of property and equipment	(1,044)	(530)
Capitalization of internally developed software costs	(662)	(335)
Purchase of businesses, net of cash acquired	(277)	(22,340)
Net cash used in investing activities	(1,983)	(23,205)

FINANCING ACTIVITIES
Proceeds from line of credit	59,000	84,000
Payments on line of credit	(59,000)	(70,500)
Payments for credit facility financing fees	-	(193)
Tax benefit from stock option exercises and restricted stock vesting	-	418
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	53	169
Purchases of treasury stock	-	(1,367)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,351)	(2,310)
Net cash (used in) provided by financing activities	(2,298)	10,217
Effect of exchange rate on cash and cash equivalents	50	40
Change in cash and cash equivalents	205	(4,582)
Cash and cash equivalents at beginning of period	8,811	10,935
Cash and cash equivalents at end of period	$9,016	$6,353

Supplemental disclosures:
Cash paid for income taxes	$593	$514
Cash paid for interest	$373	$202

Non-cash activity:
Stock issued for purchase of business	$-	$11,412
Estimated fair value of contingent consideration for purchase of business	$-	$2,240

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 may not be indicative of the results for the full fiscal year ending December 31, 2016.

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

    Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company's policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13,  Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company's multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

3. Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC Topic 718"). Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

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

Stock-based compensation cost recognized for the three months ended March 31, 2016 and 2015 was approximately $3.7 million and $3.5 million, respectively, which included $0.7 million and $0.6 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million for both three month periods ended March 31, 2016 and 2015. As of March 31, 2016, there was $22.4 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the three months ended March 31, 2016 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2015	1,370	$17.82
Awards granted	358	19.95
Awards vested	(296)	17.14
Awards forfeited	(38)	17.75
Restricted stock awards outstanding at March 31, 2016	1,394	$18.49

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2016	2015
Net income	$5,406	$4,066
Basic:
Weighted-average shares of common stock outstanding	33,911	33,046
Shares used in computing basic net income per share	33,911	33,046
Effect of dilutive securities:
Stock options	-	2
Restricted stock subject to vesting	363	504
Contingently issuable shares (1)	7	-
Shares issuable for acquisition consideration (2)	561	612
Shares used in computing diluted net income per share	34,842	34,164

Basic net income per share	$0.16	$0.12
Diluted net income per share	$0.16	$0.12

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	112	109

(1)	For the three months ended March 31, 2016, this represents the Company's estimate of shares to be issued to Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") pursuant to the Asset Purchase Agreement.
(2)	For the three months ended March 31, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street") and (iv) the Asset Purchase Agreement with The Pup Group, Inc. ("Enlighten") as part of the consideration. For the three months ended March 31, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc.; (ii) the Asset Purchase Agreement with BioPharm; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited; and (iv) the Asset Purchase Agreement with Zeon as part of the consideration.

5. Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and taxes in the ordinary course of its business. Although the Company cannot predict the outcome of such matters, currently the Company has no reason to believe the disposition of any current matter could reasonably be expected to have a material adverse impact on the Company's financial position, results of operations or the ability to carry on any of its business activities.

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2016 were as follows (in thousands):

Operating Leases
2016 remaining	$4,739
2017	5,271
2018	3,867
2019	3,155
2020	2,762
Thereafter	2,078
Total minimum lease payments	$21,872

Rent expense for each of the three months ended March 31, 2016 and 2015, was $1.9 million and $1.6 million, respectively.

6. Balance Sheet Components

	March 31, 2016	December 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$72,854	$84,273
Unbilled revenues	44,478	37,088
Allowance for doubtful accounts	(904)	(749)
Total	$116,428	$120,612

Property and equipment:
Computer hardware (useful life of 3 years)	$12,077	$11,467
Furniture and fixtures (useful life of 5 years)	3,211	2,957
Leasehold improvements (useful life of 5 years)	2,557	2,517
Software (useful life of 1 to 7 years)	8,079	7,883
Less: Accumulated depreciation	(18,143)	(16,933)
Total	$7,781	$7,891

Other current liabilities:
Accrued variable compensation	$7,826	$15,050
Deferred revenue	5,340	5,414
Payroll related costs	2,835	2,906
Accrued subcontractor fees	543	771
Accrued medical claims expense	1,692	1,816
Professional fees	381	726
Estimated fair value of contingent consideration liability (1)	6,142	5,904
Net working capital settlements	765	1,008
Other current liabilities	3,473	4,188
Total	$28,997	$37,783

Other non-current liabilities:
Deferred compensation liability	$3,175	$3,376
Deferred income taxes	9,113	8,463
Other non-current liabilities	1,219	1,139
Total	$13,507	$12,978

(1)       Represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon's, Market Street's and Enlighten's selling shareholders 12 months after the applicable acquisition.

7. Business Combinations

2015 Acquisitions

Acquisition of Zeon

On January 2, 2015, the Company acquired the assets of Zeon pursuant to the terms of an Asset Purchase Agreement. The acquisition of Zeon expanded the Company's expertise in the support of eCommerce and digital agency solutions.

The Company's total allocable purchase price consideration was $35.0 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million in Company common stock issued at closing reduced by $1.5 million for an estimated net working capital settlement due from the seller. The purchase price was also increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which has been realized by Zeon twelve months after the closing date of the acquisition. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$7.5
Acquired intangible assets	12.7
Liabilities assumed	(3.6)
Goodwill	18.4
Total purchase price	$35.0

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

The Company has initially estimated the total allocable purchase price consideration to be $5.4 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million in Company common stock issued at closing increased by $0.3 million for a net working capital settlement paid to the seller in February 2016. The purchase price was also increased by $1.0 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Market Street twelve months after the closing date of the acquisition. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.3
Acquired intangible assets	3.1
Liabilities assumed	(2.9)
Goodwill	3.9
Total purchase price	$5.4

The goodwill is non-deductible for tax purposes.  The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

The amounts above represent the fair value estimates as of March 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Acquisition of Enlighten

On December 4, 2015, the Company acquired the assets of Enlighten pursuant to the terms of an Asset Purchase Agreement.  Enlighten was a digital marketing agency specializing in the development, implementation, integration and support of digital experience solutions. The acquisition of Enlighten enhanced and expanded the Company's digital strategy, creative services and marketing expertise.

The Company has initially estimated the total allocable purchase price consideration to be $17.1 million. The purchase price was comprised of $11.3 million in cash paid and $2.9 million of Company common stock issued at closing increased by $0.7 million for an estimated net working capital settlement due to the seller. The purchase price was also increased by $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which may be realized by Enlighten twelve months after the closing date of the acquisition.  The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$5.2
Acquired intangible assets	4.3
Liabilities assumed	(2.5)
Goodwill	10.1
Total purchase price	$17.1

The amount of goodwill expected to be deductible for tax purposes is $11.1 million. The Company estimated that the intangible assets acquired have useful lives of twelve months to five years.

The amounts above represent the fair value estimates as of March 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The following table presents details of the intangible assets acquired during the year ended December 31, 2015 (dollars in millions):

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2015 acquisitions for the three months ended March 31, 2015, after giving effect to certain pro-forma adjustments and assuming the 2015 acquisitions were acquired as of the beginning of 2014.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2014 or of future results of operations of the consolidated entities (in thousands, except per share information):

Three Months Ended
March 31, 2015
Revenues	$118,008
Net income	$4,632
Basic net income per share	$0.14
Diluted net income per share	$0.13
Shares used in computing basic net income per share	33,132
Shares used in computing diluted net income per share	34,461

8. Goodwill and Intangible Assets

    Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350,  Intangibles – Goodwill and Other  ("ASC Topic 350"), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired during the three months ended March 31, 2016.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets' estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in "Amortization" in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

Balance at December 31, 2015	$269,383
Purchase accounting adjustments	195
Effect of foreign currency translation adjustments	28
Balance at March 31, 2016	$269,606

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$68,959	$(26,196)	$42,763	$68,959	$(23,397)	$45,562
Non-compete agreements	959	(503)	456	1,235	(719)	516
Customer backlog	350	(183)	167	350	(88)	262
Trade name	100	(58)	42	100	(33)	67
Internally developed software	10,148	(2,870)	7,278	9,500	(2,499)	7,001
Total	$80,516	$(29,810)	$50,706	$80,144	$(26,736)	$53,408

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 12 months

Estimated annual amortization expense for the next five years ended December 31 is as follows (in thousands):

2016 remaining	$9,497
2017	$10,320
2018	$9,358
2019	$8,439
2020	$5,545
Thereafter	$7,547

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

    The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  March 31, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

    All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (3.50% on March 31, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.44% on March 31, 2016) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2016, we had $69.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At March 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company's 2011, 2012 and 2013 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow certain research credits on the Company's 2011 and 2012 U.S. income tax returns.  The Company is actively appealing the IRS's initial findings. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. The amount of adjustment, if any, and the timing of such adjustment is not reasonably estimable at this time.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.1 million as of March 31, 2016.

The Company's effective tax rate was 31.1% for the three months ended March 31, 2016 compared to 34.6% for the three months ended March 31, 2015. The decrease in the effective rate is primarily due to the research and development tax credit, which was not re-enacted by Congress for the three months ended March 31, 2015, but was adopted in December 2015 and therefore favorably impacted the current year quarter.  The rate was also favorably impacted by the early adoption of ASU No. 2016-09. See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.  As of March 31, 2016, the Company's net non-current deferred tax liability was $9.1 million.  Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2016 (unaudited) and December 31, 2015.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	March 31, 2016	December 31, 2015
Derivatives not designated as hedges
Foreign exchange contracts	$5,893	$3,215
Total derivatives not designated as hedges	$5,893	$3,215

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

The fair value hierarchy consists of the following three levels:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

●	Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. This considers the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of March 31, 2016 was immaterial.

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

12. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, and ASU No. 2016-10, Identifying Performance Obligations and Licensing, both of which further amended ASU No. 2014-09. These new updates are to become effective for the Company on January 1, 2018.  Early application is not permitted. The updates permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the updates on its ongoing financial reporting.

    In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by these updates. The Company adopted these updates retrospectively on January 1, 2016. The adoption of ASU No. 2015-03 and ASU No. 2015-15 did not have an impact on the Company's consolidated financial statements.

    In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The Company adopted this update prospectively on January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company's consolidated financial statements.

    In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition date.  The Company adopted this update prospectively on January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial stat ements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance in this update may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update and is  effective on January 1, 2017, with earlier application permitted. The Company elected to early adopt this update on January 1, 2016 in order to simplify its accounting for share-based payments. The adoption of this update resulted in a reduction of the Company's provision for income taxes of $0.3 million for the three months ended March 31, 2016. This update was applied prospectively and, as such, there was no impact to prior periods.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 21% of our services revenues for the three months ended March 31, 2016 compared to 17% for the three months ended March 31, 2015. The increase in fixed fee revenues is primarily attributable to the Company's acquisition of Enlighten.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Cost of Revenues

    Cost of revenues consists of costs of services, software and hardware costs, and reimbursable expenses.  Costs of services consists primarily of cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors and other unreimbursed project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues. Total revenues increased 12% to $123.8 million for the three months ended March 31, 2016 from $110.6 million for the three months ended March 31, 2015.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services revenues	$109,747	$98,629	$11,118	$4,847	$6,271
Software and hardware revenues	9,476	8,502	974	1,647	(673)
Reimbursable expenses	4,620	3,467	1,153	609	544
Total revenues	$123,843	$110,598	$13,245	$7,103	$6,142

Services revenues increased 11% to $109.7 million for the three months ended March 31, 2016 from $98.6 million for the three months ended March 31, 2015. Services revenues attributable to our base business increased by $6.3 million while services revenues attributable to acquired companies increased by $4.8 million, resulting in a total increase of $11.1 million.

Software and hardware revenues increased 11% to $9.5 million for the three months ended March 31, 2016 from $8.5 million for the three months ended March 31, 2015, primarily due to acquisitions. Reimbursable expenses increased 33% to $4.6 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015, primarily due to acquisitions. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 12% to $83.6 million for the three months ended March 31, 2016 from $74.5 million for the three months ended March 31, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 11% to $71.6 million for the three months ended March 31, 2016 from $64.3 million for the three months ended March 31, 2015 due to an increase in revenue as noted above.  Software and hardware costs increased 10% to $7.4 million for the three months ended March 31, 2016 from $6.7 million for the three months ended March 31, 2015, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 12% to $40.2 million for the three months ended March 31, 2016 from $36.1 million for the three months ended March 31, 2015. Gross margin as a percentage of revenues decreased to 32.5% for the three months ended March 31, 2016 from 32.6% for the three months ended March 31, 2015, primarily due to higher reimbursable expenses. Services gross margin was 34.8% or $38.2 million for the three months ended March 31, 2016 and 34.8% or $34.3 million for the three months ended March 31, 2015 as higher utilization was offset by higher labor costs and lower bill rates. The average bill rate of our professionals excluding subcontractors and offshore resources, for the three months ended March 31, 2016, was $145 per hour compared to $147 per hour for the three months ended March 31, 2015.

Selling, General and Administrative. SG&A expenses increased 11% to $26.7 million for the three months ended March 31, 2016 from $24.0 million for the three months ended March 31, 2015, primarily due to acquisitions and increases in sales, salaries, and recruiting related costs.  SG&A expenses, as a percentage of revenues, decreased to 21.6% for the three months ended March 31, 2016 from 21.7% for the three months ended March 31, 2015, primarily as a result of lower stock compensation and benefits costs partially offset by higher recruiting costs.

Depreciation. Depreciation expense increased to $1.2 million for the three months ended March 31, 2016 from $1.1 million for  the three months ended March 31, 2015. Depreciation expense as a percentage of revenues was 1.0% for both the three months ended March 31, 2016 and 2015.

Amortization. Amortization expense decreased 11% to $3.4 million for the three months ended March 31, 2016 from $3.8 million for the three months ended March 31, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from recent acquisitions. Amortization expense as a percentage of revenues was 2.7% for the three months ended March 31, 2016 and 3.4% for the three months ended March 31, 2015.

Acquisition Costs. Acquisition-related costs were $0.2 million for the three months ended March 31, 2016 and were immaterial for the three months ended March 31, 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. A fair value adjustment of $0.2 million was recorded during the three months ended March 31, 2016 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon, Market Street and Enlighten. An adjustment of $0.1 million was recorded during the three months ended March 31, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 31.1% for the three months ended March 31, 2016 from 34.6% for the three months ended March 31, 2015. The decrease in the effective rate is primarily due to the research and development tax credit, which was not re-enacted by Congress for the three months ended March 31, 2015, but was adopted in December 2015 and therefore favorably impacted the current year quarter.  The rate was also favorably impacted by the early adoption of ASU No. 2016-09.  See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.  Our effective rate for the three months ended March 31, 2015 included the impact of the research and development tax credit for 2013 and U.S. domestic production deduction for 2010, 2011, 2012 and 2013.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of	As of
	March 31, 2016	December 31, 2015
Cash, cash equivalents and investments (1)	$9.0	$8.8
Working capital (including cash and cash equivalents) (2)	$93.2	$83.2
Amounts available under credit facilities	$69.0	$69.0

(1)       The balance at March 31, 2016 includes $7.2 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.
(2)       Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $4.4 million compared to $8.4 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, the primary components of operating cash flows were net income of $5.4 million plus non-cash charges of $9.0 million, offset by working capital investments of $9.9 million. The primary components of operating cash flows for the three months ended March 31, 2015 were net income of $4.1 million plus non-cash charges of $7.4 million, offset by working capital investments of $3.1 million.

Net Cash Used In Investing Activities

During the three months ended March 31, 2016, we used $1.7 million to purchase property and equipment and to develop certain software and $0.3 million for a net working capital settlement related to acquisitions. During the three months ended March 31, 2015, we used $22.3 million for acquisition purchases (net of cash acquired) and $0.9 million to purchase property and equipment and to develop certain software.

Net Cash (Used In) Provided By Financing Activities

During the three months ended March 31, 2016, we drew down $59.0 million from our line of credit and we received  proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. We repaid $59.0 million on our line of credit and used $2.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. For the three months ended March 31, 2015, we borrowed $84.0 million on our line of credit and we realized a tax benefit related to vesting of stock awards and stock option exercises plus proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $0.6 million. We repaid $70.5 million on our line of credit, used $1.4 million to repurchase shares of our common stock through the stock repurchase program, used $2.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and made $0.2 million in payments for credit facility financing fees.

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

    The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  March 31, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of July 31, 2017. Borrowings under the Credit Agreement bear interest at our option of SVB's prime rate (3.50% on March 31, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.44% on March 31, 2016) plus a margin ranging from 2.00% to 2.50%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2016, we had $69.0 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At March 31, 2016, the Company was in compliance with all its covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2016, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. On May 3, 2016, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $110.0 million and extended the expiration date of the program from June 30, 2016 to December 31, 2017.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through March 31, 2016.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2016.

As of both March 31, 2016 and December 31, 2015, there was $56.0 million outstanding under the Credit Agreement.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 and will become due and payable no later than the final maturity date of July 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 of $9.0 million, approximately $7.2 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2016, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2016, there was $56.0 million outstanding and $69.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on our lead lender's prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $56.0 million outstanding on the line of credit as of March 31, 2016, an increase in the interest rate of 100 basis points would add $560,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $9.0 million at March 31, 2016 and $8.8 million at December 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company's principal executive and principal financial officers have determined that the Company's disclosure controls and procedures were effective.

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016 and available at www.sec.gov. There has been no material change to our risk factors since the filing of such report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2016, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. On May 3, 2016, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $110.0 million and extended the expiration date of the program from June 30, 2016 to December 31, 2017.

The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2015	9,553,624	$8.83	9,553,624	$15,641,949
January 1-31, 2016	-	-	-	$15,641,949
February 1-29, 2016	-	-	-	$15,641,949
March 1-31, 2016	-	-	-	$15,641,949
Ending balance as of March 31, 2016	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 5, 2016	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.