Form 10-Q
period 2016-06-30
PERFICIENT INC
filed 2016-08-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 36,103,899 shares of Common Stock outstanding.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$9,490	$8,811
Accounts receivable, net	109,412	120,612
Prepaid expenses	3,537	3,297
Other current assets	2,228	7,032
Total current assets	124,667	139,752
Property and equipment, net	10,351	7,891
Goodwill	269,536	269,383
Intangible assets, net	47,965	53,408
Other non-current assets	3,891	3,930
Total assets	$456,410	$474,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,812	$18,793
Other current liabilities	27,789	37,783
Total current liabilities	42,601	56,576
Long-term debt	36,000	56,000
Other non-current liabilities	14,327	12,978
Total liabilities	$92,928	$125,554

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 45,517,731 shares issued and 34,576,156 shares outstanding as of June 30, 2016; 45,124,948 shares issued and 34,394,412 shares outstanding as of December 31, 2015)	$45	$45
Additional paid-in capital	372,343	364,786
Accumulated other comprehensive loss	(2,055)	(1,875)
Treasury stock, at cost (10,941,575 shares as of June 30, 2016; 10,730,536 shares as of December 31, 2015)	(107,123)	(103,197)
Retained earnings	100,272	89,051
Total stockholders' equity	363,482	348,810
Total liabilities and stockholders' equity	$456,410	$474,364

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share information)
Revenues
Services	$$107,882	$$97,186	$$217,629	$$195,815
Software and hardware	11,247	7,468	20,723	15,970
Reimbursable expenses	5,267	3,810	9,886	7,277
Total revenues	124,396	108,464	248,238	219,062
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	71,067	63,117	142,653	127,460
Software and hardware costs	9,742	6,636	17,155	13,364
Reimbursable expenses	5,267	3,810	9,886	7,277
Total cost of revenues	86,076	73,563	169,694	148,101

Gross margin	38,320	34,901	78,544	70,961

Selling, general and administrative	25,590	24,813	52,305	48,856
Depreciation	1,214	1,093	2,407	2,174
Amortization	3,306	3,411	6,671	7,212
Acquisition costs	162	21	405	21
Adjustment to fair value of contingent consideration	(1,189)	89	(952)	174
Income from operations	9,237	5,474	17,708	12,524

Net interest expense	467	548	987	1,101
Net other (income) expense	(97)	(9)	5	271
Income before income taxes	8,867	4,935	16,716	11,152
Provision for income taxes	3,052	938	5,495	3,089

Net income	$$5,815	$$3,997	$$11,221	$$8,063

Basic net income per share	$$0.17	$$0.12	$$0.33	$$0.24
Diluted net income per share	$$0.17	$$0.12	$$0.32	$$0.24
Shares used in computing basic net income per share	33,994	33,333	33,953	33,190
Shares used in computing diluted net income per share	34,843	34,138	34,891	34,151

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net income	$5,815	$3,997	$11,221	$8,063
Other comprehensive (loss) income:
Foreign currency translation adjustment	(372)	19	(180)	(152)
Comprehensive income	$5,443	$4,016	$11,041	$7,911

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2016
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the sales of stock through the Employee Stock Purchase Plan	5	--	105	--	--	--	105
Stock compensation related to restricted stock vesting and retirement savings plan contributions	380	--	7,314	--	--	--	7,314
Purchases of treasury stock and buyback of shares for taxes	(125)	--	--	--	(2,427)	--	(2,427)
Surrender of stock in conjunction with net working capital settlement	(86)	--	--	--	(1,499)	--	(1,499)
Issuance of stock for acquisitions	8	--	138	--	--	--	138
Net income	--	--	--	--	--	11,221	11,221
Foreign currency translation adjustment	--	--	--	(180)	--	--	(180)
Balance at June 30, 2016	34,576	$45	$372,343	$(2,055)	$(107,123)	$100,272	$363,482

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$11,221	$8,063
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,407	2,174
Amortization	6,671	7,212
Deferred income taxes	610	(691)
Non-cash stock compensation and retirement savings plan contributions	7,314	6,622
Tax benefit from stock option exercises and restricted stock vesting	-	(875)
Adjustment to fair value of contingent consideration for purchase of business	(952)	174

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,025	21,657
Other assets	3,377	(1,180)
Accounts payable	(3,981)	(10,875)
Other liabilities	(7,304)	(11,243)
Net cash provided by operating activities	29,388	21,038

INVESTING ACTIVITIES
Purchase of property and equipment	(2,356)	(1,655)
Capitalization of internally developed software costs	(1,231)	(593)
Purchase of businesses, net of cash acquired	(277)	(23,580)
Net cash used in investing activities	(3,864)	(25,828)

FINANCING ACTIVITIES
Proceeds from line of credit	104,000	137,000
Payments on line of credit	(124,000)	(131,000)
Payments for credit facility financing fees	(194)	(193)
Payment of contingent consideration for purchase of business	(2,144)	-
Tax benefit from stock option exercises and restricted stock vesting	-	875
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	105	229
Purchases of treasury stock	-	(2,840)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,427)	(3,431)
Net cash (used in) provided by financing activities	(24,660)	640
Effect of exchange rate on cash and cash equivalents	(185)	54
Change in cash and cash equivalents	679	(4,096)
Cash and cash equivalents at beginning of period	8,811	10,935
Cash and cash equivalents at end of period	$9,490	$6,839

Supplemental disclosures:
Cash paid for income taxes	$1,121	$4,190
Cash paid for interest	$860	$725

Non-cash activity:
Stock issued for purchase of business	$96	$11,412
Stock surrendered by Zeon in conjunction with net working capital settlement	$1,499	$-
Liability incurred for purchase of property, plant and equipment	$2,506	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016, respectively, may not be indicative of the results for the full fiscal year ending December 31, 2016.

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

Stock-based compensation cost recognized for the three and six months ended June 30, 2016 was approximately $3.7 million and $7.4 million, respectively, which included $0.6 million and $1.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2015 was approximately $3.4 million and $6.9 million, respectively, which included $0.5 and $1.1 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $19.4 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the six months ended June 30, 2016 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2015	1,370	$17.82
Awards granted	358	19.95
Awards vested	(311)	17.16
Awards forfeited	(74)	17.56
Restricted stock awards outstanding at June 30, 2016	1,343	$18.53

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$5,815	$3,997	$11,221	$8,063
Basic:
Weighted-average shares of common stock outstanding	33,994	33,333	33,953	33,190
Shares used in computing basic net income per share	33,994	33,333	33,953	33,190
Effect of dilutive securities:
Stock options	-	-	-	1
Restricted stock subject to vesting	373	354	416	429
Contingently issuable shares (1)	-	-	4	-
Shares issuable for acquisition consideration (2)	476	451	518	531
Shares used in computing diluted net income per share	34,843	34,138	34,891	34,151

Basic net income per share	$0.17	$0.12	$0.33	$0.24
Diluted net income per share	$0.17	$0.12	$0.32	$0.24

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	-	1	54

(1)	For the six months ended June 30, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") pursuant to the Asset Purchase Agreement.

(2)	For the three and six months ended June 30, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street"); and (iv) the Asset Purchase Agreement with The Pup Group, Inc. ("Enlighten") as part of the consideration. For the three and six months ended June 30, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc.; (ii) the Asset Purchase Agreement with BioPharm; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited; and (iv) the Asset Purchase Agreement with Zeon as part of the consideration.

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $1.7 million in "Other current liabilities" and $0.8 million in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet as of June 30, 2016 (unaudited).

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2016 were as follows (in thousands):

Operating Leases
2016 remaining	$3,258
2017	5,460
2018	4,098
2019	3,561
2020	3,185
Thereafter	2,421
Total minimum lease payments	$21,983

Rent expense for each of the three and six months ended June 30, 2016 was $1.8 million and $3.7 million, respectively. Rent for each of the three and six months ended June 30, 2015 was $1.6 million and $3.2 million, respectively.

6. Balance Sheet Components

	June 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$69,229	$84,273
Unbilled revenues	41,177	37,088
Allowance for doubtful accounts	(994)	(749)
Total	$109,412	$120,612

Property and equipment:
Computer hardware (useful life of 3 years)	$12,436	$11,467
Furniture and fixtures (useful life of 5 years)	3,213	2,957
Leasehold improvements (useful life of 5 years)	2,634	2,517
Software (useful life of 1 to 7 years)	8,949	7,883
Less: Accumulated depreciation	(16,881)	(16,933)
Total	$10,351	$7,891

Other current liabilities:
Accrued variable compensation	$10,466	$15,050
Deferred revenue	4,734	5,414
Payroll related costs	2,736	2,906
Accrued subcontractor fees	872	771
Accrued medical claims expense	1,727	1,816
Professional fees	159	726
Estimated fair value of contingent consideration liability (1)	2,198	5,904
Net working capital settlements	-	1,008
Other current liabilities	4,897	4,188
Total	$27,789	$37,783

Other non-current liabilities:
Deferred compensation liability	$3,156	$3,376
Deferred income taxes	9,072	8,463
Other non-current liabilities	2,099	1,139
Total	$14,327	$12,978

(1)	As of June 30, 2016, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Enlighten and Market Street's selling shareholders 12 months after the applicable acquisition. As of December 31, 2015, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon, Enlighten and Market Street's selling shareholders 12 months after the applicable acquisition.

7. Business Combinations

2015 Acquisitions

Acquisition of Zeon

On January 2, 2015, the Company acquired the assets of Zeon pursuant to the terms of an Asset Purchase Agreement. The acquisition of Zeon expanded the Company's expertise in the support of eCommerce and digital agency solutions.

The Company's total allocable purchase price consideration was $35.0 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million in Company common stock issued at closing reduced by $1.5 million as a result of a net working capital adjustment settled in Company common stock surrendered by Zeon in April 2016. The purchase price also included $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which was realized by Zeon twelve months after the closing date of the acquisition. The Company paid $2.8 million in contingent consideration in 2016, which represents the maximum cash and stock payout pursuant to the Asset Purchase Agreement. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

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

The Company's total allocable purchase price consideration was $5.4 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million in Company common stock issued at closing increased by $0.3 million as a result of a net working capital settlement paid to the sellers in February 2016. The purchase price also included $1.0 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers twelve months after the closing date of the acquisition. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

The Company has initially estimated the total allocable purchase price consideration to be $16.2 million. The purchase price was comprised of $11.3 million in cash paid and $2.9 million of Company common stock issued at closing reduced by $0.2 million as a result of an estimated net working capital settlement due from the seller. The purchase price also included $2.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by Enlighten twelve months after the closing date of the acquisition.  As of June 30, 2016 the Company's best estimate of the fair value of the contingent consideration was $1.1 million. As a result, the Company recorded a pre-tax adjustment of $1.1 million, which was recorded in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.4
Acquired intangible assets	4.3
Liabilities assumed	(2.6)
Goodwill	10.1
Total purchase price	$16.2

The amount of goodwill expected to be deductible for tax purposes is $9.8 million. The Company estimated that the intangible assets acquired have useful lives of twelve months to five years.

The amounts above represent the final fair value estimates of purchase accounting as of the acquisition date, except for a net working capital settlement that is subject to final adjustment as the Company obtains additional information during the measurement period.

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2015 acquisitions for the six months ended June 30, 2015, after giving effect to certain pro-forma adjustments and assuming the 2015 acquisitions were acquired as of the beginning of 2014.

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

Six Months Ended
June 30, 2015
Revenues	$232,752
Net income	$9,289
Basic net income per share	$0.28
Diluted net income per share	$0.27
Shares used in computing basic net income per share	33,274
Shares used in computing diluted net income per share	34,440

8. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350,  Intangibles – Goodwill and Other  ("ASC Topic 350"), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of June 30, 2016.

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

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$269,383
Purchase accounting adjustments	195
Effect of foreign currency translation adjustments	(42)
Balance at June 30, 2016	$269,536

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$67,673	$(27,620)	$40,053	$68,959	$(23,397)	$45,562
Non-compete agreements	858	(489)	369	1,235	(719)	516
Customer backlog	270	(188)	82	350	(88)	262
Trade name	100	(83)	17	100	(33)	67
Internally developed software	10,706	(3,262)	7,444	9,500	(2,499)	7,001
Total	$79,607	$(31,642)	$47,965	$80,144	$(26,736)	$53,408

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 12 months

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2016 remaining	$6,398
2017	$10,506
2018	$9,548
2019	$8,501
2020	$5,479
Thereafter	$7,533

9. Line of Credit

Effective as of June 24, 2016, the Company entered into a fourth amendment (the "Fourth Amendment") to its Second Amended and Restated Credit Agreement with Silicon Valley Bank, U.S. Bank National Association, Bank of America, N.A., and Wells Fargo, National Association, dated as of July 31, 2013 (as previously amended, the "Credit Agreement"). The Fourth Amendment, among other things, extends the maturity date for all amounts due and payable under the Credit Agreement from July 31, 2017 to July 31, 2018, reduces the applicable margin for certain borrowings by 0.25% and increases the thresholds for acquisitions by the Company permitted under the Credit Agreement.

The Credit Agreement allows for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  June 30, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.50% on June 30, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.47% on June 30, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2016, we had $89.0 million of maximum available borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At June 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.1 million as of June 30, 2016.

The Company's effective tax rate was 34.4% and 32.9% for the three and six months ended June 30, 2016, respectively, compared to 19.0% and 27.7% for the three and six months ended June 30, 2015, respectively. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment. The increase in the effective rate for the three and six months ended June 30, 2016 was partially offset by a favorable impact related to the early adoption of ASU No. 2016-09. See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09. As of June 30, 2016, the Company's net non-current deferred tax liability was $9.1 million. Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2016 (unaudited) and December 31, 2015.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million and $0.2 million during the three and six months ended June 30, 2016 and 2015, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	June 30, 2016	December 31, 2015
Derivatives not designated as hedges
Foreign exchange contracts	$6,179	$3,215
Total derivatives not designated as hedges	$6,179	$3,215

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

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. This considers the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of June 30, 2016 was immaterial.

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

12.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, all of which further amended ASU No. 2014-09. These new updates are to become effective for the Company on January 1, 2018.  Early application is not permitted. The updates permit the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the updates on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance in this update may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update and is  effective on January 1, 2017, with earlier application permitted. The Company elected to early adopt this update on January 1, 2016 in order to simplify its accounting for share-based payments. The adoption of this update resulted in a reduction of the Company's provision for income taxes of $0.3 million for the six months ended June 30, 2016. This update was applied prospectively and, as such, there was no impact to prior periods.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 19% and 20% of our services revenues for the three and six months ended June 30, 2016, respectively, compared to 17% for each of the three and six months ended June 30, 2015. The increase in fixed fee revenues is primarily attributable to the Company's acquisition of Enlighten.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, office costs, recruiting expense, variable compensation costs,  marketing costs and other miscellaneous expenses. We have access to sales leads generated by our software vendors, most notably IBM, Oracle and Microsoft, whose products we use to design and implement solutions for our clients. These relationships enable us to optimize our selling costs and sales cycle times and increase win rates through leveraging our partners' marketing efforts and endorsements.

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

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenues. Total revenues increased 15% to $124.4 million for the three months ended June 30, 2016 from $108.5 million for the three months ended June 30, 2015.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
	2016	2015
Services revenues	$107,882	$97,186	$10,696	$4,828	$5,868
Software and hardware revenues	11,247	7,468	3,779	1,612	2,167
Reimbursable expenses	5,267	3,810	1,457	1,288	169
Total revenues	$124,396	$108,464	$15,932	$7,728	$8,204

Services revenues increased 11% to $107.9 million for the three months ended June 30, 2016 from $97.2 million for the three months ended June 30, 2015. Services revenues attributable to our base business increased by $5.9 million and services revenues attributable to acquired companies was $4.8 million, resulting in a total increase of $10.7 million.

Software and hardware revenues increased 51% to $11.2 million for the three months ended June 30, 2016 from $7.5 million for the three months ended June 30, 2015, primarily due to an increase in initial and renewal software license sales in our base business. Reimbursable expenses increased 38% to $5.3 million for the three months ended June 30, 2016 from $3.8 million for the three months ended June 30, 2015. The increase in reimbursable expenses is primarily due to the increase in services revenue and the acquisition of Enlighten. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 17% to $86.1 million for the three months ended June 30, 2016 from $73.6 million for the three months ended June 30, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 13% to $71.1 million for the three months ended June 30, 2016 from $63.1 million for the three months ended June 30, 2015 due to an increase in revenue as noted above.  Software and hardware costs increased 47% to $9.7 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 10% to $38.3 million for the three months ended June 30, 2016 from $34.9 million for the three months ended June 30, 2015. Gross margin as a percentage of revenues decreased to 30.8% for the three months ended June 30, 2016 from 32.2% for the three months ended June 30, 2015 primarily due to the increased mix of lower margin software and hardware sales and reimbursable expenses. Services gross margin, excluding reimbursable expenses, increased to $36.8 million for the three months ended June 30, 2016 from $34.1 million for the three months ended June 30, 2015. Services gross margin, excluding reimbursable expenses, as a percentage of revenues decreased to 34.1% for the three months ended June 30, 2016 from 35.1% for the three months ended June 30, 2015 primarily driven by a lower average bill rate and slightly lower utilization. The average bill rate for the three months ended June 30, 2016, was $129 per hour compared to $134 per hour for the three months ended June 30, 2015. This decrease resulted from the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate.

Selling, General and Administrative. SG&A expenses increased 3% to $25.6 million for the three months ended June 30, 2016 from $24.8 million for the three months ended June 30, 2015, primarily due to acquisitions completed during the second half of 2015.  SG&A expenses as a percentage of revenues decreased to 20.6% for the three months ended June 30, 2016 from 22.9% for the three months ended June 30, 2015, primarily as a result of leverage from a higher revenue base.

Depreciation. Depreciation expense increased 11% to $1.2 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth. Depreciation expense as a percentage of revenues was 1.0% for each of the three months ended June 30, 2016 and 2015.

Amortization. Amortization expense decreased 3% to $3.3 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 acquisitions. Amortization expense as a percentage of revenues was 2.7% for the three months ended June 30, 2016 and 3.1% for the three months ended June 30, 2015.

Acquisition Costs. Acquisition-related costs were $0.2 million for the three months ended June 30, 2016 and were immaterial for the three months ended June 30, 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.2 million was recorded during the three months ended June 30, 2016 which represents the net impact of the fair market value adjustment to the Enlighten earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisitions of Market Street and Enlighten. An adjustment of $0.1 million was recorded during the three months ended June 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 34.4% for the three months ended June 30, 2016 from 19.0% for the three months ended June 30, 2015. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment. The increase in the effective rate for the three months ended June 30, 2016 was partially offset by a favorable impact related to the early adoption of ASU No. 2016-09. See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenues. Total revenues increased 13% to $248.2 million for the six months ended June 30, 2016 from $219.1 million for the six months ended June 30, 2015.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
	2016	2015
Services revenues	$217,629	$195,815	$21,814	$9,674	$12,140
Software and hardware revenues	20,723	15,970	4,753	3,258	1,495
Reimbursable expenses	9,886	7,277	2,609	1,896	713
Total revenues	$248,238	$219,062	$29,176	$14,828	$14,348

Services revenues increased 11% to $217.6 million for the six months ended June 30, 2016 from $195.8 million for the six months ended June 30, 2015. Services revenues attributable to our base business increased by $12.1 million and services revenues attributable to acquired companies was $9.7 million, resulting in a total increase of $21.8 million.

Software and hardware revenues increased 30% to $20.7 million for the six months ended June 30, 2016 from $16.0 million for the six months ended June 30, 2015, primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 36% to $9.9 million for the six months ended June 30, 2016 from $7.3 million for the six months ended June 30, 2015. The increase in reimbursable expenses is primarily due to the increase in services revenue and the acquisition of Enlighten. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 15% to $169.7 million for the six months ended June 30, 2016 from $148.1 million for the six months ended June 30, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 12% to $142.7 million for the six months ended June 30, 2016 from $127.5 million for the six months ended June 30, 2015 due to an increase in revenue as noted above.  Software and hardware costs increased 28% to $17.2 million for the six months ended June 30, 2016 from $13.4 million for the six months ended June 30, 2015, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 11% to $78.5 million for the six months ended June 30, 2016 from $71.0 million for the six months ended June 30, 2015. Gross margin as a percentage of revenues decreased to 31.6% for the six months ended June 30, 2016 from 32.4% for the six months ended June 30, 2015 primarily due to the increased mix of lower margin software and hardware sales and reimbursable expenses. Services gross margin, excluding reimbursable expenses, increased to $75.0 million for the six months ended June 30, 2016 from $68.4 million for the six months ended June 30, 2015. Services gross margin, excluding reimbursable expenses, as a percentage of revenues decreased to 34.5% for the six months ended June 30, 2016 from 34.9% for the six months ended June 30, 2015. The decrease in services gross margin is primarily a result of lower average bill rates. The average bill rate for the six months ended June 30, 2016, was $131 per hour compared to $136 per hour for the six months ended June 30, 2015. This decrease resulted from the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate.

Selling, General and Administrative. SG&A expenses increased 7% to $52.3 million for the six months ended June 30, 2016 from $48.9 million for the six months ended June 30, 2015, primarily due to acquisitions completed during the second half of 2015 and an increase in recruiting and sales-related costs.  SG&A expenses as a percentage of revenues decreased to 21.1% for the six months ended June 30, 2016 from 22.3% for the six months ended June 30, 2015 primarily as a result of leverage from a higher revenue base.

Depreciation. Depreciation expense increased 11% to $2.4 million for the six months ended June 30, 2016 from $2.2 million for the six months ended June 30, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 1.0% for each of the six months ended June 30, 2016 and 2015.

Amortization. Amortization expense decreased 8% to $6.7 million for the six months ended June 30, 2016 from $7.2 million for the six months ended June 30, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 acquisitions. Amortization expense as a percentage of revenues was 2.7% for the six months ended June 30, 2016 and 3.3% for the six months ended June 30, 2015.

Acquisition Costs. Acquisition-related costs were $0.4 million for the six months ended June 30, 2016. Acquisition-related costs were immaterial for the six months ended June 30, 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.0 million was recorded during the six months ended June 30, 2016 which represents the net impact of the fair market value adjustment to the Enlighten earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon, Market Street and Enlighten. An adjustment of $0.2 million was recorded during the six months ended June 30, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 32.9% for the six months ended June 30, 2016 from 27.7% for the six months ended June 30, 2015. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the three months ended June 30, 2015 of approximately $0.9 million related to the finalization of the Company's 2014 research and development tax assessment. The increase in the effective rate for the six months ended June 30, 2016 was partially offset by a favorable impact related to the early adoption of ASU No. 2016-09. See Note 12, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2016	As of December 31, 2015
Cash, cash equivalents and investments (1)	$9.5	$8.8
Working capital (including cash and cash equivalents) (2)	$82.1	$83.2
Amounts available under credit facilities	$89.0	$69.0

(1) The balance at June 30, 2016 includes $7.8 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $29.4 million compared to $21.0 million for the six months ended June 30, 2015.  For the six months ended June 30, 2016, the primary components of operating cash flows were net income of $11.2 million plus non-cash charges of $16.1 million and working capital reductions of $2.1 million. The primary components of operating cash flows for the six months ended June 30, 2015 were net income of $8.1 million plus non-cash charges of $14.6 million, offset by working capital investments of $1.6 million.

Net Cash Used In Investing Activities

During the six months ended June 30, 2016, we used $3.6 million to purchase property and equipment and to develop certain software including developing and furnishing new offices and developing our new website.  We also used $0.3 million for a net working capital settlement related to a 2015 acquisition. During the six months ended June 30, 2015, we used $2.2 million for purchases of property and equipment and to develop certain software and $23.6 million for acquisition purchases.

Net Cash (Used In) Provided By Financing Activities

During the six months ended June 30, 2016, we drew down $104.0 million from our line of credit and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. We repaid $124.0 million on our line of credit, used $2.1 million to settle the contingent consideration for the purchase of Zeon, used $2.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and made $0.2 million in payments for credit facility financing fees. For the six months ended June 30, 2015, we borrowed $137.0 million on our line of credit. We realized a tax benefit related to vesting of stock awards and stock option exercises and received proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.1 million. We repaid $131.0 million on our line of credit, used $2.8 million to repurchase shares of our common stock through the stock repurchase program, used $3.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and made $0.2 million in payments for credit facility financing fees.

Availability of Funds from Bank Line of Credit Facility

Effective as of June 24, 2016, the Company entered into a fourth amendment (the "Fourth Amendment") to its Second Amended and Restated Credit Agreement with Silicon Valley Bank, U.S. Bank National Association, Bank of America, N.A., and Wells Fargo, National Association, dated as of July 31, 2013 (as previously amended, the "Credit Agreement"). The Fourth Amendment, among other things, extends the maturity date for all amounts due and payable under the Credit Agreement from July 31, 2017 to July 31, 2018, reduces the applicable margin for certain borrowings by 0.25% and increases the thresholds for acquisitions by the Company permitted under the Credit Agreement.

The Credit Agreement allows for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  June 30, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.50% on June 30, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.47% on June 30, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2016, we had $89.0 million of maximum available borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At June 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through June 30, 2016.

Contractual Obligations

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $1.7 million in "Other current liabilities" and $0.8 million in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet as of June 30, 2016 (unaudited).

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2016.

As of June 30, 2016, there was $36.0 million outstanding under the Credit Agreement as compared to $56.0 million as of December 31, 2015.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 and will become due and payable no later than the final maturity date of July 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the $9.5 million in total cash and cash equivalents reported on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, approximately $7.8 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2016, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2016, there was $36.0 million outstanding and $89.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $36.0 million outstanding on the line of credit as of June 30, 2016, an increase in the interest rate of 100 basis points would add $360,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $9.5 million at June 30, 2016 and $8.8 million at December 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2016	9,553,624	$8.83	9,553,624	$15,641,949
April 1-30, 2016	-	-	-	$15,641,949
May 1-31, 2016	-	-	-	$25,641,949
June 1-30, 2016	-	-	-	$25,641,949
Ending balance as of June 30, 2016	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 4, 2016	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1
Amendment No. 4 to Second Amended and Restated Credit Agreement dated June 24, 2016, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission on June 27, 2016 as an Exhibit to our Current Report on Form 8-K and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.