Form 10-Q
period 2016-09-30
PERFICIENT INC
filed 2016-11-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 36,055,119 shares of Common Stock outstanding.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$9,321	$8,811
Accounts receivable, net	106,455	120,612
Prepaid expenses	3,978	3,297
Other current assets	2,457	7,032
Total current assets	122,211	139,752
Property and equipment, net	9,537	7,891
Goodwill	269,570	269,383
Intangible assets, net	45,240	53,408
Other non-current assets	3,939	3,930
Total assets	$450,497	$474,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,485	$18,793
Other current liabilities	22,505	37,783
Total current liabilities	35,990	56,576
Long-term debt	28,000	56,000
Other non-current liabilities	14,520	12,978
Total liabilities	$78,510	$125,554

Stockholders' equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 45,562,013 shares issued and 34,615,466 shares outstanding as of September 30, 2016; 45,124,948 shares issued and 34,394,412 shares outstanding as of December 31, 2015)	$45	$45
Additional paid-in capital	375,473	364,786
Accumulated other comprehensive loss	(2,122)	(1,875)
Treasury stock, at cost (10,946,547 shares as of September 30, 2016; 10,730,536 shares as of December 31, 2015)	(107,226)	(103,197)
Retained earnings	105,817	89,051
Total stockholders' equity	371,987	348,810
Total liabilities and stockholders' equity	$450,497	$474,364

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share information)
Revenues
Services	$102,958	$105,351	$320,587	$301,166
Software and hardware	11,184	11,520	31,907	27,490
Reimbursable expenses	5,011	4,038	14,897	11,315
Total revenues	119,153	120,909	367,391	339,971
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	67,536	66,274	210,190	193,734
Software and hardware costs	10,194	10,195	27,348	23,559
Reimbursable expenses	5,011	4,038	14,897	11,315
Total cost of revenues	82,741	80,507	252,435	228,608

Gross margin	36,412	40,402	114,956	111,363

Selling, general and administrative	24,475	23,715	76,780	72,571
Depreciation	1,212	1,148	3,619	3,322
Amortization	3,266	3,357	9,937	10,569
Acquisition costs	310	488	715	509
Adjustment to fair value of contingent consideration	(865)	99	(1,817)	273
Income from operations	8,014	11,595	25,722	24,119

Net interest expense	335	501	1,322	1,602
Net other expense	89	29	94	300
Income before income taxes	7,590	11,065	24,306	22,217
Provision for income taxes	2,045	3,691	7,540	6,780

Net income	$5,545	$7,374	$16,766	$15,437

Basic net income per share	$0.16	$0.22	$0.49	$0.46
Diluted net income per share	$0.16	$0.22	$0.48	$0.45
Shares used in computing basic net income per share	34,128	33,498	34,040	33,292
Shares used in computing diluted net income per share	35,077	34,187	35,012	34,163

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net income	$5,545	$7,374	$16,766	$15,437
Other comprehensive loss:
Foreign currency translation adjustment	(67)	(595)	(247)	(747)
Comprehensive income	$5,478	$6,779	$16,519	$14,690

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended September 30, 2016
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the sales of stock through the Employee Stock Purchase Plan	8	--	154	--	--	--	154
Stock compensation related to restricted stock vesting and retirement savings plan contributions	422	--	10,395	--	--	--	10,395
Purchases of treasury stock and buyback of shares for taxes	(130)	--	--	--	(2,530)	--	(2,530)
Surrender of stock in conjunction with net working capital settlement	(86)	--	--	--	(1,499)	--	(1,499)
Issuance of stock for acquisitions	8	--	138	--	--	--	138
Net income	--	--	--	--	--	16,766	16,766
Foreign currency translation adjustment	--	--	--	(247)	--	--	(247)
Balance at September 30, 2016	34,616	$45	$375,473	$(2,122)	$(107,226)	$105,817	$371,987

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$16,766	$15,437
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,619	3,322
Amortization	9,937	10,569
Deferred income taxes	481	(351)
Non-cash stock compensation and retirement savings plan contributions	10,395	9,807
Tax benefit from stock option exercises and restricted stock vesting	-	(974)
Adjustment to fair value of contingent consideration for purchase of business	(1,817)	273

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,877	7,830
Other assets	3,514	2,365
Accounts payable	(5,308)	(8,267)
Other liabilities	(10,565)	(13,759)
Net cash provided by operating activities	39,899	26,252

INVESTING ACTIVITIES
Purchase of property and equipment	(3,575)	(2,462)
Capitalization of internally developed software costs	(1,761)	(819)
Purchase of short-term investments	(869)	-
Purchase of businesses, net of cash acquired	(277)	(26,605)
Net cash used in investing activities	(6,482)	(29,886)

FINANCING ACTIVITIES
Proceeds from line of credit	153,000	201,500
Payments on line of credit	(181,000)	(194,500)
Payments for credit facility financing fees	(194)	(193)
Payment of contingent consideration for purchase of business	(2,144)	-
Tax benefit from stock option exercises and restricted stock vesting	-	974
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	154	284
Purchases of treasury stock	-	(2,840)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,530)	(3,644)
Net cash (used in) provided by financing activities	(32,714)	1,581
Effect of exchange rate on cash and cash equivalents	(193)	(190)
Change in cash and cash equivalents	510	(2,243)
Cash and cash equivalents at beginning of period	8,811	10,935
Cash and cash equivalents at end of period	$9,321	$8,692

Supplemental disclosures:
Cash paid for income taxes	$2,587	$4,835
Cash paid for interest	$1,211	$1,487

Non-cash activity:
Stock issued for purchase of business	$96	$12,493
Stock surrendered by Zeon in conjunction with net working capital settlement	$1,499	$-
Liability incurred for purchase of property, plant and equipment	$1,671	$-
Current liability assumed for prepaid asset	$-	$761

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain footnote disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016, respectively, may not be indicative of the results for the full fiscal year ending December 31, 2016.

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

3. Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. See Note 13, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

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

Stock-based compensation cost recognized for the three and nine months ended September 30, 2016 was approximately $3.2 million and $10.6 million, respectively, which included $0.6 million and $1.9 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.2 million and $3.5 million for the three and nine months ended September 30, 2016, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2015 was approximately $3.2 million and $10.1 million, respectively, which included $0.6 and $1.7 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $15.9 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the nine months ended September 30, 2016 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2015	1,370	$17.82
Awards granted	358	19.95
Awards vested	(329)	17.00
Awards forfeited	(123)	17.54
Restricted stock awards outstanding at September 30, 2016	1,276	$18.62

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$5,545	$7,374	$16,766	$15,437
Basic:
Weighted-average shares of common stock outstanding	34,128	33,498	34,040	33,292
Shares used in computing basic net income per share	34,128	33,498	34,040	33,292
Effect of dilutive securities:
Stock options	-	-	-	1
Restricted stock subject to vesting	479	368	468	409
Contingently issuable shares (1)	-	-	2	-
Shares issuable for acquisition consideration (2)	470	321	502	461
Shares used in computing diluted net income per share	35,077	34,187	35,012	34,163

Basic net income per share	$0.16	$0.22	$0.49	$0.46
Diluted net income per share	$0.16	$0.22	$0.48	$0.45

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	3	-	37

(1)
For the nine months ended September 30, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") pursuant to the Asset Purchase Agreement.

(2)
For the three and nine months ended September 30, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street"); and (iv) the Asset Purchase Agreement with The Pup Group, Inc. ("Enlighten") as part of the consideration. For the three and nine months ended September 30, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc.; (ii) the Asset Purchase Agreement with BioPharm; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited; (iv) the Asset Purchase Agreement with Zeon; and (v) the Stock Purchase Agreement for Market Street as part of the consideration.

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.9 million in "Other current liabilities" and $0.8 million in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet as of September 30, 2016 (unaudited).

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2016 were as follows and excludes the impact of the acquisition referenced in Note 12, Subsequent Events (in thousands):

Operating Leases
2016 remaining	$1,680
2017	5,607
2018	4,260
2019	3,735
2020	3,360
Thereafter	2,645
Total minimum lease payments	$21,287

Rent expense for each of the three and nine months ended September 30, 2016 was $1.8 million and $5.5 million, respectively. Rent for each of the three and nine months ended September 30, 2015 was $1.7 million and $4.9 million, respectively.

6. Balance Sheet Components

	September 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable:
Accounts receivable	$69,406	$84,273
Unbilled revenues	37,883	37,088
Allowance for doubtful accounts	(834)	(749)
Total	$106,455	$120,612

Property and equipment:
Computer hardware (useful life of 3 years)	$12,058	$11,467
Furniture and fixtures (useful life of 5 years)	3,220	2,957
Leasehold improvements (useful life of 5 years)	2,712	2,517
Software (useful life of 1 to 7 years)	9,023	7,883
Less: Accumulated depreciation	(17,476)	(16,933)
Total	$9,537	$7,891

Other current liabilities:
Accrued variable compensation	$8,056	$15,050
Deferred revenue	3,612	5,414
Payroll related costs	2,746	2,906
Accrued subcontractor fees	1,012	771
Accrued medical claims expense	1,871	1,816
Professional fees	146	726
Estimated fair value of contingent consideration liability (1)	1,333	5,904
Net working capital settlements	-	1,008
Other current liabilities	3,729	4,188
Total	$22,505	$37,783

Other non-current liabilities:
Deferred compensation liability	$3,449	$3,376
Deferred income taxes	8,943	8,463
Other non-current liabilities	2,128	1,139
Total	$14,520	$12,978

(1)
As of September 30, 2016, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Enlighten and Market Street's selling shareholders 12 months after the applicable acquisition. As of December 31, 2015, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Zeon, Enlighten and Market Street's selling shareholders 12 months after the applicable acquisition.

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

The amount of goodwill expected to be deductible for tax purposes is $19.1 million. The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Market Street

On September 17, 2015, the Company acquired Market Street pursuant to the terms of a Stock Purchase Agreement. The acquisition of Market Street expanded the Company's IT consulting services specializing in the development, implementation, integration and support of big data, analytics, and financial performance management solutions.

The Company's total allocable purchase price consideration was $5.4 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million in Company common stock issued at closing increased by $0.3 million as a result of a net working capital settlement paid to the sellers in February 2016. The purchase price also included $1.0 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which was realized by the sellers twelve months after the closing date of the acquisition. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

The Company has initially estimated the total allocable purchase price consideration to be $16.2 million. The purchase price was comprised of $11.3 million in cash paid and $2.9 million of Company common stock issued at closing reduced by $0.2 million as a result of an estimated net working capital settlement due from the seller. The purchase price also included $2.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by Enlighten twelve months after the closing date of the acquisition.  As of September 30, 2016, the Company's best estimate of the fair value of the contingent consideration was $0.1 million. As a result, the Company recorded a pre-tax adjustment in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statements of Operations of $0.9 million and $2.1 million during the three and nine months ended September 30, 2016, respectively. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.4
Acquired intangible assets	4.3
Liabilities assumed	(2.6)
Goodwill	10.1
Total purchase price	$16.2

The amount of goodwill expected to be deductible for tax purposes is $9.0 million. The Company estimated that the intangible assets acquired have useful lives of twelve months to five years.

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2015 acquisitions for the nine months ended September 30, 2015, after giving effect to certain pro-forma adjustments and assuming the 2015 acquisitions were acquired as of the beginning of 2014.

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

Nine Months Ended
September 30, 2015
Revenues	$359,433
Net income	$17,448
Basic net income per share	$0.52
Diluted net income per share	$0.51
Shares used in computing basic net income per share	33,375
Shares used in computing diluted net income per share	34,445

8. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350,  Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of September 30, 2016.

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

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$269,383
Purchase accounting adjustments	195
Effect of foreign currency translation adjustments	(8)
Balance at September 30, 2016	$269,570

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$67,673	$(30,382)	$37,291	$68,959	$(23,397)	$45,562
Non-compete agreements	858	(506)	352	1,235	(719)	516
Customer backlog	270	(225)	45	350	(88)	262
Trade name	60	(50)	10	100	(33)	67
Internally developed software	11,215	(3,673)	7,542	9,500	(2,499)	7,001
Total	$80,076	$(34,836)	$45,240	$80,144	$(26,736)	$53,408

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	9 – 12 months

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows and excludes the impact of the acquisition  referenced in Note 12, Subsequent Events (in thousands):

2016 remaining	$2,981
2017	$10,676
2018	$9,718
2019	$8,830
2020	$5,493
Thereafter	$7,542

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of September 30, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.50% on September 30, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.53% on September 30, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2016, we had $97.0 million of maximum available borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.2 million as of September 30, 2016.

The Company's effective tax rate was 26.9% and 31.0% for the three and nine months ended September 30, 2016, respectively, compared to 33.4% and 30.5% for the three and nine months ended September 30, 2015, respectively. The decrease in the effective rate for the three months ended September 30, 2016 is primarily due to an additional research and development tax credit related to the current year and a favorable impact related to the early adoption of ASU No. 2016-09. See Note 13, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09. As of September 30, 2016, the Company's net non-current deferred tax liability was $8.9 million. Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of September 30, 2016 (unaudited) and December 31, 2015.

11. Financial Instruments

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Currency exposure is monitored and managed by the Company as part of its risk management program which seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company's derivative financial instruments consist of non-deliverable foreign currency forward contracts. Derivative financial instruments are neither held nor issued by the Company for trading purposes.

During the nine months ended September 30, 2016, the Company purchased $0.9 million of publicly traded equity securities, which are classified as trading since it is the Company's intent to hold them for a short period of time. Trading securities of $0.9 million are recorded at fair value within other current assets in the Unaudited Condensed Balance Sheet as of September 30, 2016. Gains or losses are recorded in net other expense (income) in the Unaudited Condensed Consolidated Statements of Operations. The net loss recognized during the three and nine months ended September 30, 2016 was immaterial.

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively. A net gain of $0.1 million and a net loss of $0.1 million was recognized during the three and nine months ended September 30, 2015, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	September 30, 2016	December 31, 2015
Derivatives not designated as hedges
Foreign exchange contracts	$5,185	$3,215
Total derivatives not designated as hedges	$5,185	$3,215

Fair Value of Financial Instruments

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

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. This considers the difference between the current market forward price and the contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company's derivative instruments outstanding as of September 30, 2016 was immaterial.

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

The fair values of the Company's trading securities are estimated using quoted market prices and fall within Level 1 of the GAAP valuation hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments.

12. Subsequent Events

Acquisition of Bluetube, LLC

On October 12, 2016, the Company acquired substantially all of the assets of Bluetube, LLC, a Georgia limited liability company ("Bluetube"), pursuant to the terms of an Asset Purchase Agreement which included approximately $7.4 million of cash paid at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $2.7 million, which may be realized by Bluetube twelve months after the closing date of the acquisition. The acquisition of Bluetube expands the Company's expertise in mobile and web application development solutions.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Bluetube. As of November 3, 2016, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs for the nine months ended September 30, 2016 were $0.5 million.

13.  Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This update is to become effective for the Company on January 1, 2018 and requires using a retrospective approach. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance in this update may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update and is  effective on January 1, 2017, with earlier application permitted. The Company elected to early adopt this update on January 1, 2016 in order to simplify its accounting for share-based payments. The adoption of this update resulted in a reduction of the Company's provision for income taxes of $0.3 million for the nine months ended September 30, 2016. This update was applied prospectively and, as such, there was no impact to prior periods.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a smaller portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 23% and 21% of our services revenues for the three and nine months ended September 30, 2016, respectively, compared to 19% and 17% for each of the three and nine months ended September 30, 2015, respectively. The increase in fixed fee revenues is primarily attributable to the Company's acquisition of Enlighten.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues. Total revenues decreased 1% to $119.2 million for the three months ended September 30, 2016 from $120.9 million for the three months ended September 30, 2015.

	Financial Results (in thousands)			Explanation for (Decreases) Increases Over Prior Year Period (in thousands)
	Three Months Ended September 30,		Total (Decrease) Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
	2016	2015
Services revenues	$102,958	$105,351	$(2,393)	$3,309	$(5,702)
Software and hardware revenues	11,184	11,520	(336)	967	(1,303)
Reimbursable expenses	5,011	4,038	973	1,701	(728)
Total revenues	$119,153	$120,909	$(1,756)	$5,977	$(7,733)

Services revenues decreased 2% to $103.0 million for the three months ended September 30, 2016 from $105.4 million for the three months ended September 30, 2015. Services revenues attributable to our base business decreased by $5.7 million and services revenues attributable to acquired companies was $3.3 million, resulting in a total decrease of $2.4 million.

Software and hardware revenues decreased 3% to $11.2 million for the three months ended September 30, 2016 from $11.5 million for the three months ended September 30, 2015, primarily due to a decrease in initial and renewal software license sales in our base business. Reimbursable expenses increased 24% to $5.0 million for the three months ended September 30, 2016 from $4.0 million for the three months ended September 30, 2015. The increase in reimbursable expenses is primarily due to the start up of services projects requiring extensive travel and, in part, the acquisition of Enlighten in which media buy expenses are passed through to customers. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 3% to $82.7 million for the three months ended September 30, 2016 from $80.5 million for the three months ended September 30, 2015. The increase in cost of revenues is partially related to increased costs associated with services revenues which increased 2% to $67.5 million for the three months ended September 30, 2016 from $66.3 million for the three months ended September 30, 2015 due to an increase in salaries and subcontractor costs. The remaining increase in cost of revenues is related to the increase in reimbursable expenses noted above. Software and hardware costs remained flat at $10.2 million for both the three months ended September 30, 2016 and 2015.

Gross Margin. Gross margin decreased 10% to $36.4 million for the three months ended September 30, 2016 from $40.4 million for the three months ended September 30, 2015. Gross margin as a percentage of revenues decreased to 30.6% for the three months ended September 30, 2016 from 33.4% for the three months ended September 30, 2015 primarily due to a decrease in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to $35.4 million for the three months ended September 30, 2016 from $39.1 million for the three months ended September 30, 2015. Services gross margin, excluding reimbursable expenses, as a percentage of revenues decreased to 34.4% for the three months ended September 30, 2016 from 37.1% for the three months ended September 30, 2015 primarily driven by a lower average bill rate with increased volume from offshore projects which carry lower average bill rates. The decline in services gross margin, excluding reimbursable expenses, was also driven by higher salaries and subcontractor costs and by lower revenues. The average bill rate for the three months ended September 30, 2016, was $123 per hour compared to $133 per hour for the three months ended September 30, 2015. This decrease resulted from the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate.

Selling, General and Administrative. SG&A expenses increased 3% to $24.5 million for the three months ended September 30, 2016 from $23.7 million for the three months ended September 30, 2015, primarily due to acquisitions completed during the second half of 2015 and the timing of the Company's annual sales meeting.  SG&A expenses as a percentage of revenues increased to 20.5% for the three months ended September 30, 2016 from 19.6% for the three months ended September 30, 2015, primarily as a result of a lower revenue base.

Depreciation. Depreciation expense increased 6% to $1.2 million for the three months ended September 30, 2016 from $1.1 million for the three months ended September 30, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth. Depreciation expense as a percentage of revenues was 1.0% and 0.9% for the three months ended September 30, 2016 and 2015, respectively.

Amortization. Amortization expense decreased 3% to $3.3 million for the three months ended September 30, 2016 from $3.4 million for the three months ended September 30, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 acquisitions. Amortization expense as a percentage of revenues was 2.7% for the three months ended September 30, 2016 and 2.8% for the three months ended September 30, 2015.

Acquisition Costs. Acquisition-related costs were $0.3 million for the three months ended September 30, 2016 and were $0.5 million for the three months ended September 30, 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.9 million was recorded during the three months ended September 30, 2016 which represents the net impact of the fair market value adjustment to the Enlighten revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisitions of Market Street and Enlighten. An adjustment of $0.1 million was recorded during the three months ended September 30, 2015 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon and Market Street.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 26.9% for the three months ended September 30, 2016 from 33.4% for the three months ended September 30, 2015. The decrease in the effective rate for the three months ended September 30, 2016 is primarily due to an additional research and development tax credit related to the current year and a favorable impact related to the early adoption of ASU No. 2016-09. See Note 13, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenues. Total revenues increased 8% to $367.4 million for the nine months ended September 30, 2016 from $340.0 million for the nine months ended September 30, 2015.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Nine Months Ended September 30,		Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
	2016	2015
Services revenues	$320,587	$301,166	$19,421	$12,601	$6,820
Software and hardware revenues	31,907	27,490	4,417	4,225	192
Reimbursable expenses	14,897	11,315	3,582	3,597	(15)
Total revenues	$367,391	$339,971	$27,420	$20,423	$6,997

Services revenues increased 6% to $320.6 million for the nine months ended September 30, 2016 from $301.2 million for the nine months ended September 30, 2015. Services revenues attributable to our base business increased by $6.8 million and services revenues attributable to acquired companies was $12.6 million, resulting in a total increase of $19.4 million.

Software and hardware revenues increased 16% to $31.9 million for the nine months ended September 30, 2016 from $27.5 million for the nine months ended September 30, 2015, primarily due to an increase in initial and renewal software license sales. Reimbursable expenses increased 32% to $14.9 million for the nine months ended September 30, 2016 from $11.3 million for the nine months ended September 30, 2015. The increase in reimbursable expenses is primarily due to the start up of services projects requiring extensive travel and, in part, the acquisition of Enlighten in which media buy expenses are passed through to customers.  We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 10% to $252.4 million for the nine months ended September 30, 2016 from $228.6 million for the nine months ended September 30, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 8% to $210.2 million for the nine months ended September 30, 2016 from $193.7 million for the nine months ended September 30, 2015 due to an increase in revenue as noted above.  Software and hardware costs increased 16% to $27.3 million for the nine months ended September 30, 2016 from $23.6 million for the nine months ended September 30, 2015, as a result of the increase in software license sales.

Gross Margin. Gross margin increased 3% to $115.0 million for the nine months ended September 30, 2016 from $111.4 million for the nine months ended September 30, 2015. Gross margin as a percentage of revenues decreased to 31.3% for the nine months ended September 30, 2016 from 32.8% for the nine months ended September 30, 2015 primarily due to the increased mix of lower margin software and hardware sales and reimbursable expenses. Services gross margin, excluding reimbursable expenses, increased to $110.4 million for the nine months ended September 30, 2016 from $107.4 million for the nine months ended September 30, 2015. Services gross margin, excluding reimbursable expenses, as a percentage of revenues decreased to 34.4% for the nine months ended September 30, 2016 from 35.7% for the nine months ended September 30, 2015, primarily driven by a lower average bill rate with increased volume from offshore projects which carry lower average bill rates. The decline in services gross margin, excluding reimbursable expenses, was also driven by higher salaries and subcontractor costs. The average bill rate for the nine months ended September 30, 2016, was $129 per hour compared to $134 per hour for the nine months ended September 30, 2015. This decrease resulted from the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate.

Selling, General and Administrative. SG&A expenses increased 6% to $76.8 million for the nine months ended September 30, 2016 from $72.6 million for the nine months ended September 30, 2015, primarily due to acquisitions completed during the second half of 2015.  SG&A expenses as a percentage of revenues decreased to 20.9% for the nine months ended September 30, 2016 from 21.3% for the nine months ended September 30, 2015 primarily as a result of leverage from a higher revenue base.

Depreciation. Depreciation expense increased 9% to $3.6 million for the nine months ended September 30, 2016 from $3.3 million for the nine months ended September 30, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth.  Depreciation expense as a percentage of revenues was 1.0% for each of the nine months ended September 30, 2016 and 2015.

Amortization. Amortization expense decreased 6% to $9.9 million for the nine months ended September 30, 2016 from $10.6 million for the nine months ended September 30, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 acquisitions. Amortization expense as a percentage of revenues was 2.7% for the nine months ended September 30, 2016 and 3.1% for the nine months ended September 30, 2015.

Acquisition Costs. Acquisition-related costs were $0.7 million for the nine months ended September 30, 2016. Acquisition-related costs were $0.5 million for the nine months ended September 30, 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.8 million was recorded during the nine months ended September 30, 2016 which represents the net impact of the fair market value adjustments to the Enlighten revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon, Market Street and Enlighten. An adjustment of $0.3 million was recorded during the nine months ended September 30, 2015 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon and Market Street.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 31.0% for the nine months ended September 30, 2016 from 30.5% for the nine months ended September 30, 2015. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the nine months ended September 30, 2015  related to the finalization of the Company's 2014 research and development tax assessment. The increase in the effective rate for the nine months ended September 30, 2016 was partially offset by an additional research and development tax credit related to the current year and a favorable impact related to the early adoption of ASU No. 2016-09. See Note 13, Recent Accounting Pronouncements, for additional information regarding the adoption of ASU No. 2016-09.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of September 30, 2016	As of December 31, 2015
Cash, cash equivalents and investments (1)	$9.3	$8.8
Working capital (including cash and cash equivalents) (2)	$86.2	$83.2
Amounts available under credit facilities	$97.0	$69.0

(1) The balance at September 30, 2016 includes $7.9 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $39.9 million compared to $26.3 million for the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, the primary components of operating cash flows were net income of $16.8 million plus non-cash charges of $22.6 million and working capital reductions of $0.5 million. The primary components of operating cash flows for the nine months ended September 30, 2015 were net income of $15.4 million plus non-cash charges of $22.6 million, offset by working capital investments of $11.8 million.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2016, we used $5.3 million to purchase property and equipment, furnish new offices, and develop certain software.  We also used $0.9 million to purchase short-term investments and $0.3 million for a net working capital settlement related to a 2015 acquisition. During the nine months ended September 30, 2015, we used $3.3 million for purchases of property and equipment and to develop certain software and $26.6 million for acquisition purchases.

Net Cash (Used In) Provided By Financing Activities

During the nine months ended September 30, 2016, we drew down $153.0 million from our line of credit and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. We repaid $181.0 million on our line of credit, used $2.1 million to settle the contingent consideration for the purchase of Zeon, used $2.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and made $0.2 million in payments for credit facility financing fees. For the nine months ended September 30, 2015, we borrowed $201.5 million on our line of credit. We realized a tax benefit related to vesting of stock awards and stock option exercises and received proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan of $1.3 million. We repaid $194.5 million on our line of credit, used $2.8 million to repurchase shares of our common stock through the stock repurchase program, used $3.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and made $0.2 million in payments for credit facility financing fees.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of  September 30, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.50% on September 30, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.53% on September 30, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2016, we had $97.0 million of maximum available borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through September 30, 2016.

Contractual Obligations

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.9 million in "Other current liabilities" and $0.8 million in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet as of June 30, 2016 (unaudited).

There were no material changes outside the ordinary course of our business in lease obligations in the first nine months of 2016.

As of September 30, 2016, there was $28.0 million outstanding under the Credit Agreement as compared to $56.0 million as of December 31, 2015.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 and will become due and payable no later than the final maturity date of July 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the $9.3 million in total cash and cash equivalents reported on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2016, approximately $7.9 million was held by the Company's Chinese operations and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese operations in the foreseeable future.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2016, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2016, there was $28.0 million outstanding and $97.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $28.0 million outstanding on the line of credit as of September 30, 2016, an increase in the interest rate of 100 basis points would add $280,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $9.3 million at September 30, 2016 and $8.8 million at December 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $84.4 million (9.6 million shares) of our outstanding common stock through September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2016	9,553,624	$8.83	9,553,624	$25,641,949
July 1-31, 2016	-	-	-	$25,641,949
August 1-31, 2016	-	-	-	$25,641,949
September 1-30, 2016	-	-	-	$25,641,949
Ending balance as of September 30, 2016	9,553,624	$8.83	9,553,624

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: November 3, 2016	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2016, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.