Form 10-K
period 2016-12-31
PERFICIENT INC
filed 2017-02-28
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $707,703,819 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2016.

As of February 17, 2017, there were 35,419,870 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017, are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

(1)	the impact of the general economy and economic uncertainty on our business;
(2)	risks associated with uncertainties resulting from changes to policies and laws following the U.S. elections in November 2016;
(3)	risks associated with the operation of our business generally, including:
 a. client demand for our services and solutions;
 b. maintaining a balance of our supply of skills and resources with client demand;
 c. effectively competing in a highly competitive market;
 d. protecting our clients’ and our data and information;
 e. risks from international operations including fluctuations in exchange rates;
 f. changes to immigration policies;
 g. obtaining favorable pricing to reflect services provided;
 h. adapting to changes in technologies and offerings;
 i. risk of loss of one or more significant software vendors;
j. making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
k. maintaining effective internal controls; and
l. changes to tax levels, audits, investigations, tax laws or their interpretation;
(4)	legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information;
(5)	risks associated with managing growth organically and through acquisitions; and
(6)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in this Annual Report on Form 10-K, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference and that are attributable to Perficient, Inc. and its subsidiaries (collectively, “we,” “us,” “Perficient,” or the “Company”) are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

Item 1.	Business.

Overview

Perficient is a leading digital transformation consulting firm serving Global 2000® and enterprise customers throughout North America. With a broad array of information technology, management consulting, and creative capabilities, Perficient and its Perficient Digital agency deliver vision, execution, and value with outstanding digital experience, business optimization, and industry solutions. Our work enables clients to improve productivity and competitiveness; grow and strengthen relationships with customers, suppliers and partners; and reduce costs. Our solutions include business intelligence and analytics, commerce, content management, custom applications, platform implementations, portals and collaboration, business integration and application program interfaces (“APIs”), management consulting, business process management, and customer relationship management, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, Internet-driven and competitive marketplace.

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

During 2016, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring substantially all of the assets of Bluetube, LLC, a Georgia limited liability company (“Bluetube”), in October; expanding our technical skill and geographic base by expanding our business with the acquisition of Bluetube; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in India and China; and leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2016 and 2015 as compared to 99% for the year ended December 31, 2014. Approximately 95%, 96% and 97% of our total assets were located in the United States as of December 31, 2016, 2015 and 2014, respectively, with the remainder located in China, Canada, India and the United Kingdom.

We have been able to extend or enhance our presence in certain markets through an acquisition, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of Bluetube on October 12, 2016 enhanced and expanded the Company’s digital strategy, creative services, mobile and marketing expertise and added a market location in Atlanta, Georgia.

We provide services primarily to the healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, automotive and transport products, electronics and computer hardware,  telecommunications, manufacturing, energy and utilities, business services, leisure, and media and entertainment markets, among others.

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

Our broad spectrum of digital experience and business optimization solutions, delivered through both Perficient and our Perficient Digital agency, include the following:

•
Business Intelligence and Analytics. We design, develop, and implement business analytics solutions that allow companies to interpret and act upon accurate, timely, and integrated information. Business analytics solutions help our clients make more informed business decisions by classifying, aggregating, and correlating data into meaningful business information. Our business analytics solutions allow our clients to transform data into knowledge for quick and effective decision making and can include information strategy, data warehousing, and business analytics and reporting.

•
Commerce. Driven by customer insights, we gather and analyze data to determine the best approach for implementing a successful omni-channel commerce strategy. With a deep understanding of business needs and extensive technical capabilities, our commerce solutions embrace the power of digital transformation to encompass multiple channels, providing a seamless and efficient experience across the entire enterprise. Our solutions include: commerce transformation consulting; strategy, roadmaps, and program management; customer journeys, user experience and prototypes; content management; and product configuration.

•
Content Management (“CM”). Our CM solutions enable the management of all unstructured information regardless of file type or format. Our solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications.

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

•
Business Integration and APIs. We help clients integrate fragmented, non-integrated systems and processes with a coherent architecture on which to rationalize and modernize legacy systems, automate and optimize business processes, and improve data quality and accessibility. We specialize in service-oriented architecture, APIs, business process management, event-driven architecture, complex event processing, master data management, and enterprise application integration, often using these technologies together to modernize legacy application architecture and support multi-channel user experiences such as portals, B2B (business to business) APIs, social media and mobility applications.

•
Management Consulting. Our management consulting experts communicate in a language that makes sense at all levels of the organization, translating corporate strategy into operational results by bridging the gaps that often exist between business and technology. Technology investments can be a critical piece of an overall strategic business plan, and we’re able to translate that in business terms. We help our clients manage enterprise change, which is frequently in the context of large technology innovations and transformations. We offer services in many areas including: organizational change management; business analytics; project management; process excellence; and more.

•
Business Process Management (“BPM”). BPM combines people, process and technology to improve organizational performance and customer value. We design, develop, and implement BPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

•
Customer Relationship Management (“CRM”). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing by understanding our clients’ needs through interviews, requirements-gathering sessions, call center analysis, developing an iterative prototype-driven solution, and integrating the solution to legacy processes and applications.

•
Enterprise Performance Management (“EPM”). EPM, also known as corporate performance management, provides executive decision makers access to the integrated information they need in order to truly focus on profitability and performance. We make the difference with solutions that link financial data to ensure clients have visibility into all their business drivers and can effectively make critical business decisions based on real-time information. We do this by providing solutions that support budgeting and forecasting, financial consolidations, reporting and analytics, compliance, and more.

•
Enterprise Mobile. Enterprise mobile is transforming the way the world does business. Consumers and workforces alike are never far from a device, which is why we believe in connected experiences. Our Perficient Digital agency creates mobile solutions that enable sales teams, mobilize the workforce, and engage with users on a deeper level. We are experts in enterprise and consumer mobile apps, IoT (Internet of Things), wearables, virtual and augmented reality, POC (proof of concept) and prototypes, and enterprise systems integrations.

•
Cloud Services. Agility, innovation, and rapid time-to-market are critical to maintaining competitive advantage and seizing market opportunities, and cloud computing has emerged as perhaps the key enabler for business efficiency and agility. We help clients leverage cloud technologies from strategy through implementation for maximum business value with cloud services that include: architecture; assessments (business value and health checks); strategy and road maps; and vendor evaluation and selection.

•
Enterprise Social Solutions. Enterprise social networks allow organizations to dismantle the artificial borders of geography, organizational dynamics, and distinct business units, and connect employees to information, documents, and one another in a conversational, easy-to-use format. We help clients break down these borders with enterprise social solutions that include: ideation and crowdsourcing; mobile apps; employee onboarding; partner and vendor collaboration; user and customer support; expert location/Q&A; and much more.

•
Digital Marketing. We leverage client insights and analytical customer data to deliver exceptional results that allow our clients to stay ahead of the competition and to remain at the forefront of everything related to digital marketing. Our expertise, largely delivered by our Perficient Digital agency, includes: search engine marketing (including search engine optimization and pay-per-click advertising); user experience and design; and conversion rate optimization.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

We have developed intellectual property assets, applications, utilities and products, that enable our clients to speed time to delivery and reduce total cost of ownership. In addition, we also sell certain internally developed software packages. These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including content management, integration and APIs, business process management, enterprise search and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services and retail markets. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include business intelligence and analytics, commerce, content management, custom applications, platform implementations, portals and collaboration, business integration and APIs, management consulting, business process management, and customer relationship management, among others. The platforms with which we have significant domain expertise and on which these solutions are built include IBM, Microsoft, Oracle, Salesforce, Adobe and Magento, among others.

•
Industry Expertise. We serve many of the world’s largest and most respected companies with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, automotive and transport products, electronics and computer hardware, telecommunications, manufacturing, energy and utilities, business services, leisure, and media and entertainment markets, among others.

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

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ending December 31, 2016, 2015, and 2014, 86%, 87%, and 86%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Solutions Provider and Gold Certified Partner, an Oracle Platinum Partner, a Salesforce Platinum Cloud Alliance Partner and an Adobe Business Solution Partner.  In 2016, we received multiple awards and recognition from our partners, including, among others:

·	IBM Beacon Award - Outstanding Enterprise Cloud Solution;
·	Microsoft Cloud Partner of the Year - East Region;
·	Microsoft National Solution Provider Partner of the Year – West, Central, and East Regions; and
·	Salesforce Partner Innovation Award in Healthcare and Life Sciences.

•
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and, in addition, we operate global development centers in Chennai and Nagpur, India and Hangzhou, China. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft Oracle and Magento technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas. The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2016, we had 244 colleagues at the Nagpur, India facility, 230 colleagues at the Chennai, India facility, 214 colleagues at the Hangzhou, China facility, and 227 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities to support our growth and provide our clients flexible options for project delivery.

•
Onshore Capability. In 2015, we established a domestic delivery center (the “DDC”) in Lafayette, Louisiana. The DDC augments our offshore delivery centers in India and China, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the DDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle. As of December 31, 2016, we had 46 colleagues at the DDC.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	boutique consulting firms, such as Prolifics and Avanade;
•	national consulting firms, such as Accenture, Deloitte Consulting and Publicis.Sapient;
•	digital consulting firms/entities such as Accenture Interactive, Deloitte Digital and SapientRazorfish;
•	in-house professional services organizations of software companies; and
•	offshore providers, such as Infosys Technologies Limited, Cognizant and Wipro Limited.

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

Employees

As of December 31, 2016, we had 2,728 employees, 2,125 of which were billable (excluding 161 billable subcontractors) and 442 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2016, we had a 109-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 85% of our services revenues are executed by our direct sales force.  In addition to our direct sales team, we also have 46 dedicated sales support employees, 28 general managers and 8 vice-presidents who are engaged in our sales and marketing efforts.

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

Talent Acquisition. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Retention. We firmly believe in the power of partnership and the spirit of innovation and approach every opportunity with these philosophies in mind. We focus on a core set of digital experience, business optimization, and industry solutions, applications, and software platforms and our commitment to our employees’ career development through continued training and advancement opportunities sets us apart as an employer of choice.

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

Financial Information about Segments and Geographic Areas

See the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8.

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

Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Developments such as economic downturns, recessions, instability and inflationary risks in the United States, Europe, Canada, China and India, among other developments, may have an adverse effect on our clients’ businesses and, consequently, on our results of operations, revenue growth and profitability.

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

We face risks associated with uncertainties resulting from changes to policies and laws following the U.S. elections in November 2016.
The change of administrations in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect the Company. These uncertainties may include changes in laws and policies in areas such as corporate taxation, international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

We provide services to various clients participating in the healthcare market. In connection with the change of administrations in the U.S. federal government, certain cuts in government healthcare programs and other changes have been proposed and discussed. These cuts and changes may result in reduced expenditures by our healthcare customers on information technology projects, which could materially and adversely affect our business, results of operations or financial condition.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and often contain 10 to 30 day termination provisions. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues or we may be unsuccessful in our attempt to recover such revenues. Further, if the contract was structured as a fixed fee arrangement and is terminated early, the cost of services performed prior to the termination of the contract may be disproportionate to the revenue actually received with respect to such contract. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

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

Our equity-based incentive compensation plans are designed to reward high-performing personnel for their contributions and provide incentives for them to remain with us. If the anticipated value of these incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the stockholder approval needed to increase the number of shares of stock available for issuance to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.

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

We could have liability or our reputation could be damaged if we fail to protect client and Company data or information systems or if our information systems are breached.

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

•	limitations on our ability to repatriate cash from our international operations;
•	complexities and additional costs in effectively managing our international operations;
•	international currency controls and exchange rate fluctuations;
•	reduced protection for intellectual property rights; and
•	additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 11% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. We also operate recruiting and development facilities in India and China to continue to grow our base of H1-B foreign national colleagues. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change in connection with the change in administrations in the U.S. federal government. If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

Our success depends upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing, software as a service solutions and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

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

We have significant relationships with software vendors including IBM, Oracle, Microsoft, Salesforce, Adobe and Magento. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements.  The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.  The financial impact of the loss of one or more software vendors is not reasonably estimable.

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

Depending upon the circumstances, we might need to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do. In certain situations, we might forego rights to the use of intellectual property we help create or knowledge associated with such creation, which would limit our ability to reuse that intellectual property or knowledge for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

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

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price and our ability to obtain new business could be materially adversely affected.

Changes in our level of taxes, audits, investigations and tax proceedings, or changes in tax laws or their interpretation or enforcement could have a material adverse effect on our results of operations and financial condition.

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian Rupee, Chinese Yuan,  Canadian dollar, British Pound and Euro, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound and Euro, against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

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

Our stock price and results of operations could fluctuate and be difficult to predict.

Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;
•	general or industry-specific market conditions or changes in financial markets;
•	announcements by us or competitors about developments in our business or prospects;
•	projections or speculation about our business or that of competitors by the media or investment analysts; and
•	our ability to meet our growth and financial objectives, including with respect to our overall revenue growth, revenue growth for our priority emerging markets and earnings per share growth.

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

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;
•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;
•	acquisition, integration and operational costs related to businesses acquired;
•	the introduction of new products or services by us, competitors or partners;
•	changes in our pricing or competitors’ pricing;
•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;
•	our ability to limit and manage the incurrence of pre-contract costs, which must be expensed without corresponding revenues, which are then recognized in later periods without the corresponding costs;
•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;
•	currency exchange rate fluctuations;
•	changes in estimates, accruals or payments of variable compensation to our employees;
•	global, regional and local economic and political conditions and related risks, including acts of terrorism; and
•	seasonality, including number of work days and holidays and summer vacations.

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

As of December 31, 2016, we had unrestricted cash and cash equivalents totaling $10.1 million and a borrowing capacity of $93.0 million, and a commitment from our lenders to increase our borrowing capacity by $50.0 million. Of the $10.1 million of cash and cash equivalents at December 31, 2016, $8.3 million was held by our Chinese subsidiary and is considered to be indefinitely reinvested in those operations. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 34% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

We have offices in multiple markets throughout the United States and in China, India, Canada, and the United Kingdom.  We do not own any real property; all of our office space is leased with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2015.

	High	Low
Year Ending December 31, 2016:
First Quarter	$21.92	$15.46
Second Quarter	21.71	19.37
Third Quarter	22.66	17.66
Fourth Quarter	20.14	14.15

Year Ending December 31, 2015:
First Quarter	$20.94	$17.78
Second Quarter	21.57	15.95
Third Quarter	19.45	15.01
Fourth Quarter	18.00	14.90

On February 17, 2017, the last reported sale price of our common stock on The Nasdaq Global Select Market was $18.29 per share. There were approximately 374 stockholders of record of our common stock as of February 17, 2017, including 298 restricted account holders.

We have never declared or paid any cash dividends on our common stock. Our credit facility currently restricts the payment of cash dividends. Any future determination as to the declaration and payment of dividends will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Prior to 2016, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. On May 3, 2016, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $110.0 million and extended the expiration date of the program from June 30, 2016 to December 31, 2017. On February 21, 2017, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $135.0 million and extended the expiration date of the program from December 31, 2017 to December 31, 2018. The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $102.4 million (10.6 million shares) of our outstanding common stock through December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2016	9,553,624	$8.83	9,553,624	$25,641,949
October 1-31, 2016	-	-	-	$25,641,949
November 1-30, 2016	607,672	17.65	607,672	$14,913,510
December 1-31, 2016	392,328	18.59	392,328	$7,619,184
Ending Balance as of December 31, 2016	10,553,624	$9.70	10,553,624

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2016, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of one acquisition in 2016 and three acquisitions in each of 2015, 2014, 2013 and 2012.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:	(In thousands, except per share information)
Revenues	$486,982	$473,621	$456,692	$373,325	$327,096
Gross margin	$151,280	$155,210	$149,335	$123,099	$103,403
Selling, general and administrative	$101,264	$99,963	$90,202	$77,601	$64,853
Depreciation and amortization	$18,238	$18,315	$18,187	$11,236	$10,078
Acquisition costs	$1,252	$1,235	$3,446	$2,297	$1,871
Adjustment to fair value of contingent consideration	$(1,679)	$445	$(1,463)	$287	$517
Income from operations	$32,205	$35,252	$38,963	$31,678	$26,084
Net interest expense	$1,636	$2,085	$1,438	$293	$143
Net other expense (income)	$60	$332	$5	$(112)	$(44)
Income before income taxes	$30,509	$32,835	$37,520	$31,497	$25,985
Net income	$20,459	$23,007	$23,163	$21,432	$16,107
Basic net income per share	$0.60	$0.69	$0.73	$0.71	$0.54
Diluted net income per share	$0.58	$0.67	$0.70	$0.67	$0.52

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$10,113	$8,811	$10,935	$7,018	$5,813
Working capital (1)	$76,446	$83,176	$76,276	$56,477	$51,422
Property and equipment, net	$8,888	$7,891	$7,966	$7,709	$4,398
Goodwill and intangible assets, net	$320,320	$322,791	$282,235	$218,997	$178,286
Total assets	$456,576	$474,364	$425,363	$324,958	$267,194
Long-term debt	$32,000	$56,000	$54,000	$19,000	$2,800
Total stockholders’ equity	$359,465	$348,810	$304,728	$259,490	$234,413

(1) Working capital is total current assets less total current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report on Form 10-K. This Annual Report on Form 10-K may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors.”

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include business intelligence and analytics, commerce, content management, custom applications, platform implementations, portals and collaboration, business integration and APIs, management consulting, business process management, and customer relationship management, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 22% of our services revenues for the year ended December 31, 2016 compared to 18% and 10% for each of the years ended December 31, 2015 and 2014, respectively. The increase in fixed fee revenues is primarily attributable to the Company’s acquisition of Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”) and The Pup Group, Inc. d/b/a Enlighten (“Enlighten”) as well as an organic increase in fixed fee engagements overall.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recorded when earned within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We have executed on our acquisition strategy through our acquisitions of ForwardThink Group, Inc. (“ForwardThink”) in February 2014, BioPharm Systems, Inc. (“BioPharm”) in April 2014 and Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together, “Trifecta”) in May 2014.  We acquired Zeon in January 2015, Market Street Solutions, Inc. (“Market Street”) in September 2015 and Enlighten in December 2015. We acquired Bluetube in October 2016. On January 3, 2017, we acquired RAS & Associates, LLC (as described in Note 16, Subsequent Events, in the Notes to Consolidated Financial Statements). We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business is defined as revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2016	2015	2014
Services revenues	85.9%	86.9%	84.7%
Software and hardware revenues	10.3	9.8	11.5
Reimbursable expenses	3.8	3.3	3.8
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Cost of services	56.2	55.2	53.2
Software and hardware costs	8.9	8.7	10.3
Reimbursable expenses	3.8	3.3	3.8
Total cost of revenues	68.9	67.2	67.3
Services gross margin*	34.6	36.4	37.2
Software and hardware gross margin*	12.8	11.7	10.5
Total gross margin	31.1	32.8	32.7
Selling, general and administrative	20.8	21.1	19.8
Depreciation and amortization	3.7	3.9	3.9
Acquisition costs	0.3	0.3	0.8
Adjustment to fair value of contingent consideration	(0.3)	0.1	(0.3)
Income from operations	6.6	7.4	8.5
Net interest expense	0.3	0.4	0.3
Net other expense	0.0	0.1	0.0
Income before income taxes	6.3	6.9	8.2
Provision for income taxes	2.1	2.0	3.1
Net income	4.2%	4.9%	5.1%
* Services and software and hardware gross margins are based on their percentage of respective revenues.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Total revenues increased 3% to $487.0 million for the year ended December 31, 2016 from $473.6 million for the year ended December 31, 2015.

	Financial Results			Explanation for Increases (Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services Revenues	$418,589	$411,469	$7,120	$16,405	$(9,285)
Software and Hardware Revenues	49,954	46,622	3,332	4,226	(894)
Reimbursable Expenses	18,439	15,530	2,909	4,427	(1,518)
Total Revenues	$486,982	$473,621	$13,361	$25,058	$(11,697)

Services revenues increased 2% to $418.6 million for the year ended December 31, 2016 from $411.5 million for the year ended December 31, 2015. The increase in services revenues was primarily due to acquisitions. Services revenues attributable to our base business decreased $9.3 million while services revenues attributable to acquired companies was $16.4 million, resulting in a total increase of $7.1 million.

Software and hardware revenues increased 7% to $50.0 million for the year ended December 31, 2016 from $46.6 million for the year ended December 31, 2015 primarily due to acquisitions. Reimbursable expenses increased 19% to $18.4 million for the year ended December 31, 2016 from $15.5 million for the year ended December 31, 2015. The increase in reimbursable expenses is primarily due to the acquisition of Enlighten in which media buy expenses are passed through to customers.  We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues increased 5% to $335.7 million for the year ended December 31, 2016 from $318.4 million for the year ended December 31, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 5% to $273.7 million for the year ended December 31, 2016 from $261.7 million for the year ended December 31, 2015 due to an increase in revenue as noted above. Software and hardware costs increased 6% to $43.6 million for the year ended December 31, 2016 from $41.2 million for the year ended December 31, 2015, as a result of the increase in software license sales.

Gross Margin. Gross margin decreased 3% to $151.3 million for the year ended December 31, 2016 from $155.2 million for the year ended December 31, 2015. Gross margin as a percentage of revenues decreased to 31.1% for the year ended December 31, 2016 from 32.8% for the year ended December 31, 2015 primarily due to lower average bill rates and an increased mix of lower margin software and hardware sales and reimbursable expenses. Services gross margin, excluding reimbursable expenses, decreased to 34.6% or $144.9 million for the year ended December 31, 2016 from 36.4% or $149.8 million for the year ended December 31, 2015 primarily driven by a lower average bill rate in addition to higher salaries and subcontractor costs. The average bill rate for our professionals decreased to $127 per hour for the year ended December 31, 2016 from $134 per hour for the year ended December 31, 2015, primarily due to the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate.

Selling, General and Administrative. SG&A expenses increased 1% to $101.3 million for the year ended December 31, 2016 from $100.0 million for the year ended December 31, 2015 primarily due to acquisitions completed during the second half of 2015 and October 2016 and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of revenues, decreased to 20.8% for the year ended December 31, 2016 from 21.1% for the year ended December 31, 2015.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	Increase (Decrease)	Percentage Change
Sales-related costs	$30.0	$30.5	$(0.5)	(2)%
Salary expense	25.3	23.9	1.4	6
Stock compensation expense	8.9	8.7	0.2	2
Office costs	8.9	8.1	0.8	10
Recruiting expense	5.7	6.0	(0.3)	(5)
Marketing expense	5.6	5.7	(0.1)	(2)
Variable compensation expense	0.4	2.0	(1.6)	(80)
Bad debt expense	1.1	0.4	0.7	175
Research and development	0.2	0.1	0.1	100
Other	15.2	14.6	0.6	4
Total	$101.3	$100.0	$1.3	1%

Depreciation. Depreciation expense increased 8% to $4.9 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth. Depreciation expense as a percentage of revenues was 1.0% and 0.9% for the years ended December 31, 2016 and 2015, respectively.

Amortization. Amortization expense decreased 3% to $13.4 million for the year ended December 31, 2016 from $13.8 million for the year ended December 31, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 and 2016 acquisitions. Amortization expense as a percentage of revenues was 2.7% for the year ended December 31, 2016 and 2.9% for the year ended December 31, 2015.

Acquisition Costs. Acquisition-related costs of $1.3 million were incurred during 2016 compared to $1.2 million during 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. A favorable adjustment of $1.7 million was recorded during the year ended December 31, 2016 which represents the net impact of the fair market value adjustments to the Enlighten revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon, Market Street, Enlighten and Bluetube. An adjustment of $0.4 million was recorded during the year ended December 31, 2015 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisitions of the Zeon, Market Street, Enlighten.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 32.9% for the year ended December 31, 2016 from 29.9% for the year ended December 31, 2015. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the year ended December 31, 2015 related to the finalization of the Company’s 2014 research and development tax assessment. The increase in the effective rate year ended December 31, 2016 was partially offset by an additional research and development tax credit related to the current year and a favorable impact related to the early adoption of Accounting Standards Update (“ASU”) No. 2016-09. See Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements for additional information regarding the adoption of ASU No. 2016-09.

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

Services revenues increased 6% to $411.5 million for the year ended December 31, 2015 from $386.7 million for the year ended December 31, 2014. The increase in services revenues was primarily due to acquisitions during 2015 and 2014. Services revenues attributable to our base business decreased $8.6 million while services revenues attributable to acquired companies was $33.4 million, resulting in a total increase of $24.8 million.

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

Gross Margin. Gross margin increased 4% to $155.2 million for the year ended December 31, 2015 from $149.3 million for the year ended December 31, 2014. Gross margin as a percentage of revenues was 32.8% for the year ended December 31, 2015 compared to 32.7% for the year ended December 31, 2014 primarily due to a higher mix of services revenues. Services gross margin, excluding reimbursable expenses, decreased to 36.4% or $149.8 million for the year ended December 31, 2015 from 37.2% or $143.8 million for the year ended December 31, 2014. The decrease in services gross margin was primarily a result of lower average bill rates and, to a lesser extent, partner referral fees. The average bill rate for our professionals decreased to $134 per hour for the year ended December 31, 2015 from $136 per hour for the year ended December 31, 2014, primarily due to a more aggressive pricing strategy and the use of a higher mix of offshore resources.

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

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	Increase (Decrease)	Percentage Change
Sales-related costs	$30.5	$29.2	$1.3	4%
Salary expense	23.9	19.4	4.5	23
Stock compensation expense	8.7	8.6	0.1	1
Office costs	8.1	6.5	1.6	25
Recruiting expense	6.0	5.1	0.9	18
Marketing expense	5.7	5.0	0.7	14
Variable compensation expense	2.0	2.2	(0.2)	(9)
Bad debt expense	0.4	1.1	(0.7)	64
Research and development	0.1	0.5	(0.4)	(80)
Other	14.6	12.6	2.0	16
Total	$100.0	$90.2	$9.8	11%

Depreciation. Depreciation expense increased 20% to $4.5 million for the year ended December 31, 2015 from $3.7 million for the year ended December 31, 2014. The increase in depreciation expense was mainly attributable to acquisitions and the implementation of an enterprise resource planning system (“ERP”) mid-year in 2014.  Depreciation expense as a percentage of revenues was 0.9% and 0.8% for the years ended December 31, 2015 and 2014, respectively.

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

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was recorded during the year ended December 31, 2015 for the accretion of the fair value estimate for the earnings-based contingent consideration of the Zeon, Market Street and Enlighten acquisitions.  A favorable adjustment of $1.5 million was recorded during the year ended December 31, 2014 which represented the net impact of the fair market value adjustments to the earnings-based contingent consideration of the Clear Task, Inc. (“Clear Task”) and CoreMatrix Systems, LLC acquisitions.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2016	2015	2014
Cash and cash equivalents (1)	$10.1	$8.8	$10.9
Working capital (including cash and cash equivalents) (2)	$76.4	$83.2	$76.3
Amounts available under credit facilities	$93.0	$69.0	$35.8

(1) The balance at December 31, 2016 includes $8.3 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.

(2) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $63.3 million compared to $44.7 million and $34.0 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2016, the components of operating cash flows were net income of $20.5 million plus non-cash charges of $34.9 million and net working capital reductions of $7.9 million, primarily driven by reductions in accounts receivable. The primary components of operating cash flows for the year ended December 31, 2015 were net income of $23.0 million plus non-cash charges of $31.9 million and net working capital investments of $10.2 million. The primary components of operating cash flows for the year ended December 31, 2014 were net income of $23.2 million plus non-cash charges of $27.5 million and net working capital investments of $16.6 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2016, we used $7.5 million for acquisitions and $6.1 million to purchase property and equipment and to develop software. During the year ended December 31, 2016, we also purchased and subsequently sold short-term investments of $0.9 million and settled $2.8 million of Company-owned life insurance (“COLI”) policies, the proceeds of which were used to fund new COLI policies. For the year ended December 31, 2015, we used $37.8 million for acquisitions (net of cash acquired) and $4.4 million to purchase property and equipment and to develop software. For the year ended December 31, 2014, we used $46.4 million for acquisitions (net of cash acquired) and $7.1 million for purchases of equipment and to develop software including significant efforts associated with the implementation of a new internal enterprise resource planning system placed in service in 2014.

Net Cash Provided By Financing Activities

For the year ended December 31, 2016, we received proceeds of $208.5 million from our line of credit and $0.2 million in proceeds from the sales of stock through the Employee Stock Purchase Plan. In 2016, we made payments of $232.5 million on our line of credit, used $18.0 million to repurchase shares of our common stock through the stock repurchase program and used $3.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $2.1 million to settle the contingent consideration for the purchase of Zeon and paid $0.2 million in fees related to our credit facility. For the year ended December 31, 2015, we received proceeds of $266.5 million from our line of credit and we realized a tax benefit of $1.4 million related to the vesting of stock awards and stock option exercises plus $0.3 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2015, we made payments of $264.5 million on our line of credit, used $5.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, used $2.8 million to repurchase shares of our common stock through the stock repurchase program and paid $0.2 million in fees related to our credit facility. For the year ended December 31, 2014, we received proceeds of $265.1 million from our line of credit and we realized a tax benefit of $2.6 million related to the vesting of stock awards and stock option exercises plus $1.5 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2014, we made payments of $230.1 million on our line of credit, used $7.7 million to repurchase shares of our common stock through the stock repurchase program, used $6.6 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and used $1.2 million to settle the contingent consideration for the purchase of Clear Task.

 Availability of Funds from Credit Facility

On July 31, 2013, we renewed and extended the term of our credit agreement with Silicon Valley Bank (“SVB”), U.S. Bank National Association, Bank of America, N.A. and Wells Fargo Bank, National Association.  As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Company and the lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Company and the lenders entered into a second amendment and consent to the credit agreement, effective as of January 2, 2015, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. The Company and the lenders entered into a fourth amendment to the credit agreement (as amended, the “Credit Agreement”), effective as of June 24, 2016, pursuant to which the Company and the lenders, among other things, extended the maturity date for all amounts due and payable under the Credit Agreement from July 31, 2017 to July 31, 2018, reduced the applicable margin for certain borrowings by 0.25% and increased the thresholds for acquisitions by the Company permitted under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of December 31, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.75% on December 31, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.77% on December 31, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2016, we had $93.0 million of maximum borrowing capacity.  We incur an annual commitment fee of  0.20% on the unused portion of the line of credit.

At December 31, 2016, we were in compliance with our covenants under the Credit Agreement and we expect to remain in compliance during the next 12 months.

Stock Repurchase Program

Prior to 2016, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. On May 3, 2016, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $10.0 million of our common stock for a total repurchase program of $110.0 million and extended the expiration date of the program from June 30, 2016 to December 31, 2017. On February 21, 2017, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $135.0 million and extended the expiration date of the program from December 31, 2017 to December 31, 2018.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $102.4 million (10.6 million shares) of our outstanding common stock through December 31, 2016.

Contractual Obligations

For the year ended December 31, 2016, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2016, there was $32.0 million outstanding under the Credit Agreement as compared to $56.0 million as of December 31, 2015. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets and will become due and payable no later than the final maturity date of July 31, 2018.

We have incurred commitments to make future payments under contracts such as leases and the Credit Agreement. Maturities under these contracts are set forth in the following table as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$21,060	$5,804	$8,464	$5,546	$1,246
Software license purchase obligation	1,671	835	836
Total debt	32,000	-	32,000	-	-
Total	$54,731	$6,639	$41,300	$5,546	$1,246

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

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2016 of $10.1 million, approximately $8.3 million was held by the Company’s Chinese subsidiary and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of China, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no intention of repatriating cash from its Chinese subsidiary in the foreseeable future. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and income and withholding taxes applicable under the laws of the People’s Republic of China. As of December 31, 2016, the estimated tax impact of repatriation would have been approximately $2.1 million.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and income taxes.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13,  Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

Goodwill, Other Intangible Assets, and Impairment of Long-Lived Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the two-step goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2016, 2015 or 2014.

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

Purchase Accounting

The Company allocates the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments require significant judgments and estimates that can change materially as additional information becomes available. The purchase price is allocated to intangibles based on our estimate and an independent valuation. The Company finalizes the purchase price allocation within 12 months of the acquisition date as certain initial accounting valuation estimates are finalized.

Accounting for Stock-Based Compensation

The fair value of restricted stock awards are based on the value of our common stock on the date of the grant.  Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. See Note 2, Summary of Significant Accounting Policies, for additional information regarding the adoption of ASU No. 2016-09.

Income Taxes

The Company calculates and provides for income taxes in each jurisdiction in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company has established liabilities or reduced assets for uncertain tax positions when it believes those tax positions are not more likely than not of being sustained if challenged. The Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances each quarter.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2016, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2016, there was $32.0 million outstanding and $93.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $32.0 million outstanding on the line of credit as of December 31, 2016, an increase in the interest rate of 100 basis points would add $320,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $10.1 million at December 31, 2016 and $8.8 million at December 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$10,113	$8,811
Accounts receivable, net	103,702	120,612
Prepaid expenses	3,353	3,297
Other current assets	5,331	7,032
Total current assets	122,499	139,752
Property and equipment, net	8,888	7,891
Goodwill	275,205	269,383
Intangible assets, net	45,115	53,408
Other non-current assets	4,869	3,930
Total assets	$456,576	$474,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,416	$18,793
Other current liabilities	27,637	37,783
Total current liabilities	46,053	56,576
Long-term debt	32,000	56,000
Other non-current liabilities	19,058	12,978
Total liabilities	$97,111	$125,554

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock (par value $.001 per share; 50,000,000 shares authorized and 45,895,086 shares issued and 33,865,688 shares outstanding as of December 31, 2016; 45,124,948 shares issued and 34,394,412 shares outstanding as of December 31, 2015)	$46	$45
Additional paid-in capital	379,094	364,786
Accumulated other comprehensive loss	(2,743)	(1,875)
Treasury stock, at cost (12,029,398 shares as of December 31, 2016; 10,730,536 shares as of December 31, 2015)	(126,442)	(103,197)
Retained earnings	109,510	89,051
Total stockholders’ equity	359,465	348,810
Total liabilities and stockholders’ equity	$456,576	$474,364

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenues:	(In thousands, except per share information)
Services	$418,589	$411,469	$386,668
Software and hardware	49,954	46,622	52,776
Reimbursable expenses	18,439	15,530	17,248
Total revenues	486,982	473,621	456,692
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	273,682	261,711	242,874
Software and hardware costs	43,581	41,170	47,235
Reimbursable expenses	18,439	15,530	17,248
Total cost of revenues	335,702	318,411	307,357

Gross margin	151,280	155,210	149,335

Selling, general, and administrative	101,264	99,963	90,202
Depreciation	4,867	4,496	3,734
Amortization	13,371	13,819	14,453
Acquisition costs	1,252	1,235	3,446
Adjustment to fair value of contingent consideration	(1,679)	445	(1,463)
Income from operations	32,205	35,252	38,963

Net interest expense	1,636	2,085	1,438
Net other expense	60	332	5
Income before income taxes	30,509	32,835	37,520
Provision for income taxes	10,050	9,828	14,357

Net income	$20,459	$23,007	$23,163

Basic net income per share	$0.60	$0.69	$0.73
Diluted net income per share	$0.58	$0.67	$0.70
Shares used in computing basic net income per share	34,023	33,408	31,698
Shares used in computing diluted net income per share	35,001	34,324	33,158

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$20,459	$23,007	$23,163
Other comprehensive loss, net of reclassification adjustments:
Foreign benefit plan	(34)	-	-
Foreign currency translation adjustment	(834)	(1,224)	(273)
Comprehensive income	$19,591	$21,783	$22,890

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2013	31,341	$41	$297,997	$(378)	$(81,051)	$42,881	$259,490
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	210	-	1,451	-	-	-	1,451
Net tax benefit from stock option exercises and restricted stock vesting	-	-	2,577	-	-	-	2,577
Stock compensation related to restricted stock vesting and retirement savings plan contributions	961	1	12,718	-	-	-	12,719
Purchases of treasury stock and buyback of shares for taxes	(807)	-	-	-	(14,302)	-	(14,302)
Issuance of stock for acquisitions	1,150	1	19,902	-	-	-	19,903
Net income	-	-	-	-	-	23,163	23,163
Foreign currency translation adjustment	-	-	-	(273)	-	-	(273)
Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	26	-	337	-	-	-	337
Net tax benefit from stock option exercises and restricted stock vesting	-	-	1,335	-	-	-	1,335
Stock compensation related to restricted stock vesting and retirement savings plan contributions	893	-	13,110	-	-	-	13,110
Purchases of treasury stock and buyback of shares for taxes	(411)	-	-	-	(7,844)	-	(7,844)
Issuance of stock for acquisitions	1,031	2	15,359	-	-	-	15,361
Net income	-	-	-	-	-	23,007	23,007
Foreign currency translation adjustment	-	-	-	(1,224)	-	-	(1,224)
Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the sales of stock through the Employee Stock Purchase Plan	10	-	197	-	-	-	197
Stock compensation related to restricted stock vesting and retirement savings plan contributions	753	1	13,973	-	-	-	13,974
Purchases of treasury stock and buyback of shares for taxes	(1,213)	-	-	-	(21,746)	-	(21,746)
Surrender of stock in conjunction with net working settlement	(86)	-	-	-	(1,499)	-	(1,499)
Issuance of stock for acquisitions	8	-	138	-	-	-	138
Net income	-	-	-	-	-	20,459	20,459
Foreign benefit plan		-	-	(34)	-	-	(34)
Foreign currency translation adjustment	-	-	-	(834)	-	-	(834)
Balance at December 31, 2016	33,866	$46	$379,094	$(2,743)	$(126,442)	$109,510	$359,465

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES	(In thousands)
Net income	$20,459	$23,007	$23,163
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,867	4,496	3,734
Amortization	13,371	13,819	14,453
Deferred income taxes	4,390	1,497	662
Non-cash stock compensation and retirement savings plan contributions	13,974	13,110	12,719
Tax benefit from stock option exercises and restricted stock vesting	-	(1,432)	(2,607)
Adjustment to fair value of contingent consideration for purchase of business	(1,679)	445	(1,463)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,905	3,512	(27,050)
Other assets	(467)	(448)	5,220
Accounts payable	(377)	(3,242)	14,344
Other liabilities	(8,142)	(10,043)	(9,142)
Net cash provided by operating activities	63,301	44,721	34,033

INVESTING ACTIVITIES
Purchase of property and equipment	(4,087)	(3,356)	(3,674)
Capitalization of internally developed software costs	(1,964)	(1,035)	(3,474)
Purchase of short-term investments	(869)	-	-
Proceeds from sale of short-term investments	853	-	-
Proceeds from settlement of company-owned life insurance	2,792	-	-
Payments to fund company-owned life insurance	(2,792)	-	-
Purchase of businesses, net of cash acquired	(7,464)	(37,848)	(46,447)
Net cash used in investing activities	(13,531)	(42,239)	(53,595)

FINANCING ACTIVITIES
Proceeds from line of credit	208,500	266,500	265,100
Payments on line of credit	(232,500)	(264,500)	(230,100)
Payments for credit facility financing fees	(194)	(193)	-
Payment of contingent consideration for purchase of business	(2,144)	-	(1,196)
Tax benefit from stock option exercises and restricted stock vesting	-	1,432	2,607
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	197	337	1,451
Purchases of treasury stock	(18,023)	(2,840)	(7,702)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(3,723)	(5,004)	(6,600)
Net cash (used in) provided by financing activities	(47,887)	(4,268)	23,560
Effect of exchange rate on cash and cash equivalents	(581)	(338)	(81)
Change in cash and cash equivalents	1,302	(2,124)	3,917
Cash and cash equivalents at beginning of period	8,811	10,935	7,018
Cash and cash equivalents at end of period	$10,113	$8,811	$10,935

Supplemental disclosures:
Cash paid for income taxes	$5,038	$9,944	$10,552
Cash paid for interest	$1,487	$2,005	$1,279
Non-cash activities:
Stock issued for purchase of businesses (including settlement of contingent consideration)	$96	$15,361	$19,903
Stock surrendered by Zeon in conjunction with net working capital settlement	$1,499	$-	$-
Liability incurred for purchase of property, plant and equipment	$1,671	$-	$-

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This reclassification primarily relates to certain costs being reclassified from project personnel costs to other project related expenses within total cost of revenues in the Consolidated Statement of Operations.

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

Revenues are recognized when the following criteria are met: (1) persuasive evidence of the customer arrangement exists; (2) fees are fixed and determinable; (3) delivery and acceptance have occurred; and (4) collectability is deemed probable. The Company’s policy for revenue recognition in instances where multiple deliverables are sold contemporaneously to the same customer is in accordance with the FASB Accounting Standards Codification (“ASC”) Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13,  Revenue Recognition). Specifically, if the Company enters into contracts for the sale of services and software or hardware, then the Company evaluates whether each element should be accounted for separately by considering the following criteria: (1) whether the deliverables have value to the client on a stand-alone basis; and (2) whether delivery or performance of the undelivered item or items is considered probable and substantially in the control of the Company (only if the arrangement includes a general right of return related to the delivered item). Further, for sales of software and services, the Company also evaluates whether the services are essential to the functionality of the software and if it has fair value evidence for each deliverable. If the Company has concluded that the separation criteria are met, then it accounts for each deliverable in the transaction separately, based on the relevant revenue recognition policies. Generally, all deliverables of the Company’s multiple element arrangements meet these criteria and are accounted for separately, with the arrangement consideration allocated among the deliverables using vendor specific objective evidence of the selling price. As a result, the Company generally recognizes software and hardware sales upon delivery to the customer and services consistent with the policies described herein.

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

Stock-Based Compensation

The fair value of restricted stock awards are based on the value of the Company’s common stock on the date of the grant.  Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period, which is generally three years. In addition, pursuant to ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. See Note 2, Summary of Significant Accounting Policies, for additional information regarding the adoption of ASU No. 2016-09.

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes (“ASC Subtopic 740-10”), and ASC Section 740-10-25, Income Taxes – Recognition (“ASC Section 740-10-25”).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Section 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Section 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the two-step goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the two-step goodwill impairment test will be conducted. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2016, 2015 or 2014.

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

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments.  The Company’s long-term debt balance approximates fair market value.

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

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2016 and 2015 as compared to 99% for the year ended December 31, 2014.  Less than 2% of the Company’s non-current assets were located outside the United States for each of the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. These new updates are to become effective for the Company on January 1, 2018.  The updates permit the use of either the retrospective or modified retrospective transition method. The Company currently expects to adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has begun to evaluate the effect that ASU No. 2014-09 and its related amendments will have on its consolidated financial statements and related disclosures. The Company is currently evaluating the potential impact of the new standard as it relates to distinguishing performance obligations, client acceptance and cancellation provisions, variable consideration, warranties and post-contract support services among others. Due to the complexity of the new standard and the nature of our contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. The Company expects to complete its assessment of the impact of adoption during 2017.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by these updates. The Company adopted these updates retrospectively on January 1, 2016. The adoption of ASU No. 2015-03 and ASU No. 2015-15 did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides specific guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The Company adopted this update prospectively on January 1, 2016. The adoption of ASU No. 2015-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after the acquisition date.  The Company adopted this update prospectively on January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 12, Commitments and Contingencies.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update address, among other things, the recognition of excess tax benefits and deficiencies associated with share-based payments, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The guidance in this update may be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update and is  effective on January 1, 2017, with earlier application permitted. The Company elected to early adopt this update on January 1, 2016 in order to simplify its accounting for share-based payments. The adoption of this update resulted in an increase of the Company’s provision for income taxes of $0.1 million for the year ended December 31, 2016. This update was applied prospectively and, as such, there was no impact to prior periods.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This update is to become effective for the Company on January 1, 2018 and requires using a retrospective approach. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test which compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 does not make any changes to the impairment indicators or aspects of the qualitative assessment. This update is to become effective for the Company on January 1, 2020 and requires using a prospective approach. Early adoption is permitted beginning with interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt ASU 2017-04 early and does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2016	2015	2014
Net income	$20,459	$23,007	$23,163
Basic:
Weighted-average shares of common stock outstanding	34,023	33,408	31,698
Shares used in computing basic net income per share	34,023	33,408	31,698

Effect of dilutive securities:
Stock options	-	-	61
Restricted stock subject to vesting	493	466	553
Contingently issuable shares (1)	2	2	13
Shares issuable for acquisition consideration (2)	483	448	833
Shares used in computing diluted net income per share	35,001	34,324	33,158

Basic net income per share	$0.60	$0.69	$0.73
Diluted net income per share	$0.58	$0.67	$0.70

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	-	28	73

(1)
For the year ended December 31, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”) pursuant to the Asset Purchase Agreement. For the year ended December 31, 2015, this represents the Company’s estimate of shares to be issued to Zeon pursuant to the Asset Purchase Agreement.  For the year ended December 31, 2014, this represents the Company’s estimate of shares to be issued to Clear Task, Inc. (“Clear Task”) pursuant to the Asset Purchase Agreement.

(2)
For the year ended December 31, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. (“Market Street”); and (iv) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”) as part of the consideration. For the year ended December 31, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. (“ForwardThink”); (ii) the Asset Purchase Agreement with BioPharm; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together “Trifecta”); (iv) the Asset Purchase Agreement with Zeon; (v) the Stock Purchase Agreement for Market Street and (vi) the Asset Purchase Agreement with Enlighten as part of the consideration.  For the year ended December 31, 2014, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with Northridge Systems, Inc.;  (ii) the Asset Purchase Agreement with Nascent Systems, LP; (iii) the Agreement and Plan of Merger with TriTek Solutions, Inc.; (iv) the Asset Purchase Agreement with Clear Task; (v) the Asset Purchase Agreement with CoreMatrix Systems, LLC; (vi) the Agreement and Plan of Merger with ForwardThink; (vii) the Asset Purchase Agreement with BioPharm; and (viii) the Asset Purchase Agreement with Trifecta as part of the consideration.

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2016, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 6% of total revenues excluding reimbursable expenses, for the year ended December 31, 2016 and 4% of total revenues excluding reimbursable expenses for each of the years ended December 31,  2015 and 2014.

5. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For  2016, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $4.8 million, $4.6 million, and $4.0 million of expense for the matching cash and Company stock contribution in  2016, 2015, and 2014, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2016 and 2015, the deferred compensation liability balance was $3.7 million and $3.4 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies. During the year ended December 31, 2016, the Company settled its current COLI policies and funded new COLI policies with a different insurance provider.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The cost of these defined benefit plans for the year is calculated on an actuarial basis. As of December 31, 2016 and 2015, the defined benefit plan liability, which is unfunded, was immaterial.

6. Business Combinations

2015 Acquisitions

Acquisition of Zeon

On January 2, 2015, the Company acquired the assets of Zeon pursuant to the terms of an Asset Purchase Agreement. The acquisition of Zeon expanded the Company’s expertise in the support of eCommerce and digital agency solutions.

The Company’s total allocable purchase price consideration was $35.0 million. The purchase price was comprised of $22.9 million in cash paid and $11.4 million of Company common stock issued at closing reduced by $1.5 million as a result of a net working capital adjustment settled in Company common stock surrendered by Zeon in April 2016.  The purchase price also included $2.2 million representing the initial fair value estimate of additional earnings-based contingent consideration, which was realized by Zeon twelve months after the closing date of the acquisition. The Company paid $2.8 million in contingent consideration in 2016, which represents the maximum cash and stock payout pursuant to the Asset Purchase Agreement.  The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$7.5
Acquired intangible assets	12.7
Liabilities assumed	(3.6)
Goodwill	18.4
Total purchase price	$35.0

The amount of goodwill expected to be deductible for tax purposes is $19.2 million.  The Company estimated that the intangible assets acquired have useful lives of nine months to eight years.

Acquisition of Market Street

On September 17, 2015, the Company acquired Market Street pursuant to the terms of a Stock Purchase Agreement. The acquisition of Market Street expanded the Company’s IT consulting services specializing in the development, implementation, integration and support of business intelligence, analytics, and financial performance management solutions.

The Company’s total allocable purchase price consideration was $5.4 million. The purchase price was comprised of $3.0 million in cash paid (net of cash acquired) and $1.1 million of Company common stock issued at closing increased by $0.3 million as a result of a net working capital settlement paid to the sellers in February 2016. The purchase price also included $1.0 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which was realized by the sellers twelve months after the closing date of the acquisition. The Company paid $1.2 million in contingent consideration in January 2017, which represents the maximum cash payout pursuant to the Asset Purchase Agreement.  The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

Acquisition of Enlighten

On December 4, 2015, the Company acquired the assets of Enlighten pursuant to the terms of an Asset Purchase Agreement.  Enlighten was a digital marketing agency specializing in the development, implementation, integration and support of digital experience solutions. The acquisition of Enlighten enhanced and expanded the Company’s digital strategy, creative services and marketing expertise.

The Company’s total allocable purchase price consideration was $16.2 million. The purchase price was comprised of $11.3 million in cash paid and $2.9 million of Company common stock issued at closing reduced by $0.2 million as a result of  an estimated net working capital settlement due from the seller. The purchase price also included $2.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which has been realized, in part, by Enlighten twelve months after the closing date of the acquisition.  The final revenue and earnings-based contingent consideration payable to the seller was $0.2 million. As a result, the Company recorded favorable pre-tax adjustments in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations amounting to $2.0 million during the twelve months ended December 31, 2016. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.4
Acquired intangible assets	4.3
Liabilities assumed	(2.6)
Goodwill	10.1
Total purchase price	$16.2

The amount of goodwill expected to be deductible for tax purposes is $8.9 million.  The Company estimated that the intangible assets acquired have useful lives of twelve months to five years.

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

2016 Acquisition

Acquisition of Bluetube

On October 12, 2016, the Company acquired substantially all of the assets of Bluetube, LLC, a Georgia limited liability company (“Bluetube”), pursuant to the terms of an Asset Purchase Agreement.  Bluetube was a digital marketing agency specializing in the development, implementation, integration and support of custom website and enterprise mobile solutions. The acquisition of Bluetube enhanced and expanded the Company’s digital strategy, creative services, mobile and marketing expertise.

The Company has initially estimated the total allocable purchase price consideration to be $9.1 million. The purchase price was comprised of $7.2 million in cash paid increased by $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by Bluetube twelve months after the closing date of the acquisition with a maximum cash payout of $2.7 million. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.0
Acquired intangible assets	3.1
Liabilities assumed	(0.7)
Goodwill	5.7
Total purchase price	$9.1

The amount of goodwill expected to be deductible for tax purposes is $4.0 million. The Company estimated that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the final fair value estimates of purchase accounting as of the acquisition date, except for a net working capital settlement that is subject to final adjustment as the Company obtains additional information during the measurement period.

The following table presents details of the intangible assets acquired during the year ended December 31, 2016 (dollars in millions).

	Weighted Average Useful Life	Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 years	$2.5
Customer backlog	6 months	6 months	0.4
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	-
Total acquired intangible assets			$3.1

    The results of the 2015 and 2016 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of the Bluetube acquisition included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2016 are as follows (in thousands):

Acquisition Date to December 31, 2016
Revenues	$1,703
Net income	$66

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with the 2016 acquisitions for the year ended December 31, 2016 and the 2015 and 2016 acquisitions for the year ended December 31, 2015, after giving effect to certain pro-forma adjustments and assuming the 2016 acquisitions were acquired as of the beginning of 2015 and assuming the 2015 acquisitions were acquired as of the beginning of 2014.

These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2016  or January 1, 2015 or of future results of operations of the consolidated entities (in thousands except per share data):

	December 31,
	2016	2015
Revenues	$492,428	$500,678
Net income	$20,816	$24,898
Basic net income per share	$0.61	$0.74
Diluted net income per share	$0.60	$0.72
Shares used in computing basic net income per share	34,127	33,483
Shares used in computing diluted net income per share	34,979	34,503

7. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	2016	2015
Balance, beginning of year	$269,383	$236,130
Preliminary purchase price allocations for acquisitions (Note 6)	5,716	32,295
Purchase accounting adjustments	195	1,247
Effect of foreign currency translation adjustments	(89)	(289)
Balance, end of year	$275,205	$269,383

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$67,648	$(30,458)	$37,190	$68,959	$(23,397)	$45,562
Non-compete agreements	1,018	(557)	461	1,235	(719)	516
Customer backlog	390	(195)	195	350	(88)	262
Trade name	30	(7)	23	100	(33)	67
Internally developed software	11,342	(4,096)	7,246	9,500	(2,499)	7,001
Total	$80,428	$(35,313)	$45,115	$80,144	$(26,736)	$53,408

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	3 – 10 years
Non-compete agreements	3 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	6 – 12 months

The weighted average amortization periods for customer relationships and non-compete agreements are seven years and five years, respectively. Total amortization expense for the years ended December 31, 2016, 2015, and 2014 was approximately $13.4 million, $13.8 million, and $14.5 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 is as follows and excludes the impact of the acquisition referenced in Note 16, Subsequent Events (in thousands):

2017	$11,465
2018	$10,293
2019	$9,253
2020	$6,068
2021	$3,993
Thereafter	$4,043

8. Stock-Based Compensation

Stock Plans

The Company made various award grants under the 2012 Long Term Incentive Plan prior to May 2014. In May 2014, the Company’s stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan (as amended, the “Incentive Plan”), which had been previously approved by the Company’s Board of Directors.  The Incentive Plan allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2016 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2015	1,370	$17.82
Awards granted (1)	815	$16.79
Awards vested (2)	(631)	$17.22
Awards forfeited	(151)	$17.64
Restricted stock awards outstanding at December 31, 2016	1,403	$17.52

(1)	The weighted average grant date fair value of shares granted during 2015 and 2014 was $18.49 and $18.56, respectively.
(2)	The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $10.8 million, $14.2 million and $15.1 million, respectively.

The Company recognized $14.2 million, $13.5 million, and $13.4 million of share-based compensation expense during 2016, 2015 and 2014, respectively, which included $2.4 million, $2.2 million, and $2.0 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2016, 2015 and 2014 was $4.3 million, $4.2 million, and $4.1 million, respectively. As of December 31, 2016, there was $18.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2016, approximately 10,400 shares were purchased under the ESPP.

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

9. Line of Credit

On July 31, 2013, we renewed and extended the term of our credit agreement with Silicon Valley Bank (“SVB”), U.S. Bank National Association, Bank of America, N.A and Wells Fargo Bank, National Association. As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Company and the lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Company and the lenders entered into a second amendment and consent to the credit agreement, effective as of January 2, 2015, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. The Company and the lenders entered into a fourth amendment to the credit agreement (as amended, the “Credit Agreement”), effective as of June 24, 2016, pursuant to which the Company and the lenders, among other things, extended the maturity date for all amounts due and payable under the Credit Agreement from July 31, 2017 to July 31, 2018, reduced the applicable margin for certain borrowings by 0.25% and increased the thresholds for acquisitions by the Company permitted under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings.  As of December 31, 2016, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.75% on December 31, 2016) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.77% on December 31, 2016) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of December 31, 2016, we had $93.0 million of maximum borrowing capacity.  We incur an annual commitment fee of  0.20% on the unused portion of the line of credit.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation and minus income taxes paid and capital expenditures to interest expense and scheduled payments due for borrowings on a trailing three months basis annualized of not less than 2.00 to 1.00 and a ratio of current maturities of long-term debt to EBITDA plus stock compensation and minus income taxes paid and capital expenditures of not more than 2.75 to 1.00. Additionally, the credit agreement currently restricts the payment of dividends.

At December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011, 2012 and 2013 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow certain research credits on the Company’s 2011 and 2012 U.S. income tax return.  The Company is actively appealing the IRS’s initial findings and has entered into formal mediation with the IRS to resolve this dispute. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. The amount of adjustment, if any, and the timing of such adjustment is not reasonably estimable at this time.

As of December 31, 2016, the Company had U.S. federal tax net operating loss carry forwards of approximately $2.3 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$3,733	$6,394	$10,973
State	720	772	1,846
Foreign	1,207	1,165	876
Total current	5,660	8,331	13,695

Deferred:
Federal	3,487	1,057	550
State	642	170	112
Foreign	261	270	-
Total deferred	4,390	1,497	662
Total provision for income taxes	$10,050	$9,828	$14,357

The components of pretax income for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$24,564	$26,958	$33,937
Foreign	5,945	5,877	3,583
Total	$30,509	$32,835	$37,520

For the years ended December 31, 2016, 2015, and 2014 foreign operations included India, China, Canada and the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued liabilities	$1,710	$1,164
Bad debt reserve	497	290
Net operating losses	893	1,051
Deferred compensation	3,851	3,375
Intangibles	3,624	646
Total deferred tax assets	10,575	6,526
Deferred tax liabilities:
Prepaid expenses	965	1,380
Accounting method change	3,096	-
Goodwill and intangibles	18,172	12,570
Fixed assets	1,195	1,039
Total deferred tax liabilities	23,428	14,989
Net deferred tax liability	$12,853	$8,463

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	4.0	4.5
Effect of foreign operations	(2.1)	(2.6)	(1.0)
Stock compensation	2.4	3.4	2.6
Non-deductible acquisition costs	-	0.3	0.7
Research and development tax credit	(5.0)	(9.0)	(3.3)
U.S. domestic production deduction	(1.4)	(1.0)	(0.9)
Other	0.1	(0.2)	0.7
Effective tax rate	32.9%	29.9%	38.3%

The effective income tax rate increased to 32.9% for the year ended December 31, 2016 from 29.9% for the year ended December 31, 2015. The effective rate for the year ended December 31, 2015 included the tax benefit for the 2015 research and development tax credit and a portion of the 2014 credit.

Of the total cash and cash equivalents reported on the consolidated balance sheet as of December 31, 2016 of $10.1 million, approximately $8.3 million was held by the Company’s Chinese subsidiary and is considered to be indefinitely reinvested in those operations. The Company has no intention of repatriating cash from its Chinese subsidiary in the foreseeable future.

Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. As of December 31, 2016, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $9.0 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $2.2 million.

Under the provisions of the ASC Section 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.2 and $1.0 million as of December 31, 2016 and 2015, respectively. If the Company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the Company’s financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$957	$545
Unrecognized tax benefits related to current year	207	460
Reductions for tax positions of prior years	-	(48)
Balance at end of year	$1,164	$957

11. Financial Instruments

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk.  Currency exposure is monitored and managed by the Company as part of its risk management program which seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company’s derivative financial instruments consist of non-deliverable foreign currency forward contracts. Derivative financial instruments are neither held nor issued by the Company for trading purposes.

During the year ended December 31, 2016, the Company purchased $0.9 million of publicly traded equity securities, which were classified as trading since it was the Company’s intent to hold them for a short period of time. During the year ended December 31, 2016, the Company sold the securities for $0.9 million at an immaterial loss, which was recorded in net other expense in the Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.3 million during the year ended December 31, 2016. A net gain of $0.2 million was recognized during the year ended December 31, 2015.  Gains and losses on these contracts are recorded in net other income (expense) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2016	2015
Derivatives not designated as hedges
Foreign exchange contracts	$4,541	$3,215
Total derivatives not designated as hedges	$4,541	$3,215

Fair Value of Derivative Instruments

The authoritative guidance defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

The Company estimates the fair value of each foreign exchange forward contract by using present value of expected cash flows. This considers the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2016 was immaterial.

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

12. Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and taxes in the ordinary course of business. Although the Company cannot predict the outcome of such matters, currently the Company has no reason to believe the disposition of any current matter could reasonably be expected to have a material adverse impact on the Company’s financial position, results of operations or the ability to carry on any of its business activities.

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.8 million in “Other current liabilities” and $0.8 million in “Other non-current liabilities” in the Consolidated Balance Sheet as of December 31, 2016.

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2016 are as follows and excludes the impact of the acquisition referenced in Note 16, Subsequent Events(in thousands):

Operating Leases
2017	$5,804
2018	4,493
2019	3,971
2020	3,602
2021	1,944
Thereafter	1,246
Total minimum lease payments	$21,060

Rent expense for the years ended December 31, 2016, 2015, and 2014 was approximately $7.5 million, $6.5 million, and $5.4 million, respectively.

13. Balance Sheet Components

	December 31,
	2016	2015
	(In thousands)
Accounts receivable:
Accounts receivable	$80,461	$84,273
Unbilled revenues	24,518	37,088
Allowance for doubtful accounts	(1,277)	(749)
Total	$103,702	$120,612

Property and Equipment:
Computer hardware (useful life of 3 years)	$12,191	$11,467
Furniture and fixtures (useful life of 5 years)	3,306	2,957
Leasehold improvements (useful life of 5 years)	1,958	2,517
Software (useful life of 1 to 7 years)	9,186	7,883
Less: Accumulated depreciation	(17,753)	(16,933)
Total	$8,888	$7,891

Other current liabilities:
Accrued variable compensation	$10,979	$15,050
Deferred revenues	3,138	5,414
Payroll related costs	2,607	2,906
Accrued subcontractor fees	1,049	771
Accrued medical claims expense	1,859	1,816
Professional fees	420	726
Estimated fair value of contingent consideration liability (Note 6)	3,384	5,904
Net working capital settlements	62	1,008
Other current liabilities	4,139	4,188
Total	$27,637	$37,783

Other non-current liabilities:
Deferred compensation liability	$3,662	$3,376
Deferred income taxes	12,853	8,463
Other non-current liabilities	2,543	1,139
Total	$19,058	$12,978

14. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$749	$911	$763
Charges to expense	1,251	455	934
Uncollected balances written off, net of recoveries	(723)	(617)	(786)
Balance, end of year	$1,277	$749	$911

15. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2016 and 2015. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Unaudited)
Total revenues	$123,843	$124,396	$119,153	$119,590
Gross margin	40,224	38,320	36,412	36,324
Income from operations	8,472	9,237	8,014	6,482
Income before income taxes	7,849	8,867	7,590	6,203
Net income	5,406	5,815	5,545	3,693
Basic net income per share	0.16	0.17	0.16	0.11
Diluted net income per share	0.16	0.17	0.16	0.11

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(Unaudited)
Total revenues	$110,598	$108,464	$120,909	$133,650
Gross margin	36,060	34,901	40,402	43,847
Income from operations	7,050	5,474	11,595	11,133
Income before income taxes	6,217	4,935	11,065	10,618
Net income	4,066	3,997	7,374	7,570
Basic net income per share	0.12	0.12	0.22	0.22
Diluted net income per share	0.12	0.12	0.22	0.22

16. Subsequent Events

Acquisition of RAS & Associates, LLC

On January 3, 2017, the Company acquired substantially all of the assets of RAS & Associates, LLC, a Colorado limited liability company (“RAS”), through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The Asset Purchase Agreement provided for approximately $7.1 million of cash to be paid at closing, subject to a net working capital adjustment, approximately 146,000 shares of Company common stock to be issued at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $3.8 million, which may be realized by RAS twelve months after the closing date of the acquisition. The acquisition of RAS expands the Company’s expertise in management consulting offerings with additional strategy, operations and business process optimization.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of RAS. As of February 28, 2017, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. The Company incurred approximately $0.5 million in transaction costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Perficient, Inc.:
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired substantially all of the assets of Bluetube, LLC (Bluetube) in October 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, Bluetube’s internal control over financial reporting representing 2% and less than 1% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Bluetube.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri
February 28, 2017

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company acquired substantially all of the assets of Bluetube in October 2016. As permitted by SEC guidance, management excluded this acquired company from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In total, Bluetube represented 2% and less than 1% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2016. Excluding identifiable intangible assets and goodwill recorded in the business combination, Bluetube represented less than 1% of the Company’s total assets as of December 31, 2016.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2016 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	52	Chairman of the Board, President and Chief Executive Officer
Kathryn J. Henely	52	Chief Operating Officer
Paul E. Martin	56	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board in 2009 and became Chairman of the Board in February 2017. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company’s President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Kathryn J. Henely was appointed as the Company’s Chief Operating Officer in 2009.  Ms. Henely joined the Company in the St. Louis office following its acquisition of Vertecon in 2002.  Ms. Henely was the General Manager of the St. Louis office and the Vice President for the Company’s largest business group, which included several local and national business units along with the Company’s offshore development center in China. Prior to her appointment to Chief Operating Officer she actively participated in the due diligence and integration of several acquisitions within her business group. Additionally, she led the establishment of the Strategic Advisory Team and Corporate Recruiting organization. Ms. Henely received her M.S. in Computer Science from the University of Missouri-Rolla and her B.S. in Computer Science from the University of Iowa.

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

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” “Composition and Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

Codes of Conduct and Ethics

Information on this subject is found in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Audit Committee of the Board of Directors

Information on this subject is found in the Proxy Statement under the caption “Composition and Meetings of the Board of Directors and Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information on this subject is found in the Proxy Statement under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Directors and Executive Officers,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

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

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: February 28, 2017	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board, President and Chief Executive Officer	February 28, 2017
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 28, 2017
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	February 28, 2017
Ralph C. Derrickson

/s/ John S. Hamlin	Director	February 28, 2017
John S. Hamlin

/s/ James R. Kackley	Director	February 28, 2017
James R. Kackley

/s/ David S. Lundeen	Director	February 28, 2017
David S. Lundeen

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2
Second Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and US Bank, N.A., and Perficient, Inc. dated effective as of July 31, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2013 and incorporated herein by reference

10.3†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.4
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference

10.5†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  July 31, 2014 and incorporated herein by reference

10.6†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.7†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.8†
Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.9†
Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2015, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference

10.10
Amendment No. 2 and Consent to Second Amended and Restated Credit Agreement, dated January 2, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference

10.11
Amendment No. 3 and Consent to Second Amended and Restated Credit Agreement, dated September 22, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference

10.12
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated June 24, 2016, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on June 27, 2016 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.