Form 10-K/A
period 2016-12-31
PERFICIENT INC
filed 2017-03-01
CIK 1085869

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

Explanatory Note
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 28, 2017 (the “Original Form 10-K”), solely to correct an administrative error in the content of Exhibit 23.1, Consent of KPMG LLP (the “Consent”). The Consent in the Original Form 10-K incorrectly identified certain information, including the dates of the applicable financial statements and the report of KPMG LLP included in the Original Form 10-K. A new consent with corrected information is filed as an exhibit attached hereto.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.
Other than the corrections to the Consent, no other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 1, 2017	Paul E. Martin
Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
23.1*	Consent of KPMG LLP
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.