Form 10-Q
period 2017-03-31
PERFICIENT INC
filed 2017-05-04
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 28, 2017, there were 35,247,550 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on this Form 10-Q (“Form 10-Q”) that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$10,887	$10,113
Accounts receivable, net	87,650	103,702
Prepaid expenses	4,721	3,353
Other current assets	5,924	5,331
Total current assets	109,182	122,499
Property and equipment, net	8,137	8,888
Goodwill	281,241	275,205
Intangible assets, net	46,764	45,115
Other non-current assets	5,210	4,869
Total assets	$450,534	$456,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,984	$18,416
Other current liabilities	22,956	27,637
Total current liabilities	32,940	46,053
Long-term debt	38,500	32,000
Other non-current liabilities	20,835	19,058
Total liabilities	$92,275	$97,111

Stockholders’ equity:
Common stock (par value $0.001 per share; 50,000,000 shares authorized; 46,370,362 shares issued and 33,759,335 shares outstanding as of March 31, 2017; 45,895,086 shares issued and 33,865,688 shares outstanding as of December 31, 2016)	$46	$46
Additional paid-in capital	385,280	379,094
Accumulated other comprehensive loss	(2,427)	(2,743)
Treasury stock, at cost (12,611,027 shares as of March 31, 2017; 12,029,398 shares as of December 31, 2016)	(136,859)	(126,442)
Retained earnings	112,219	109,510
Total stockholders’ equity	358,259	359,465
Total liabilities and stockholders’ equity	$450,534	$456,576

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share information)
Revenues
Services	$100,888	$109,747
Software and hardware	6,998	9,476
Reimbursable expenses	3,133	4,620
Total revenues	111,019	123,843
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	65,846	71,587
Software and hardware costs	5,965	7,412
Reimbursable expenses	3,133	4,620
Total cost of revenues	74,944	83,619

Gross margin	36,075	40,224

Selling, general and administrative	25,684	26,714
Depreciation	1,259	1,192
Amortization	3,625	3,365
Acquisition costs	490	243
Adjustment to fair value of contingent consideration	158	238
Income from operations	4,859	8,472

Net interest expense	347	520
Net other (income) expense	(18)	103
Income before income taxes	4,530	7,849
Provision for income taxes	1,821	2,443

Net income	$2,709	$5,406

Basic net income per share	$0.08	$0.16
Diluted net income per share	$0.08	$0.16
Shares used in computing basic net income per share	33,383	33,911
Shares used in computing diluted net income per share	34,294	34,842

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income	$2,709	$5,406
Other comprehensive income:
Foreign currency translation adjustment	316	192
Comprehensive income	$3,025	$5,598

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2017
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2016	33,866	$46	$379,094	$(2,743)	$(126,442)	$109,510	$359,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	3	--	47	--	--	--	47
Stock compensation related to restricted stock vesting and retirement savings plan contributions	326	--	3,589	--	--	--	3,589
Purchases of treasury stock and buyback of shares for taxes	(582)	--	--	--	(10,417)	--	(10,417)
Issuance of stock for acquisitions	146	--	2,550	--	--	--	2,550
Net income	--	--	--	--	--	2,709	2,709
Foreign currency translation adjustment	--	--	--	316	--	--	316
Balance at March 31, 2017	33,759	$46	$385,280	$(2,427)	$(136,859)	$112,219	$358,259

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$2,709	$5,406
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,259	1,192
Amortization	3,625	3,365
Deferred income taxes	1,502	651
Non-cash stock compensation and retirement savings plan contributions	3,589	3,523
Adjustment to fair value of contingent consideration for purchase of business	158	238

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,660	3,727
Other assets	(1,441)	1,044
Accounts payable	(8,432)	(6,057)
Other liabilities	(6,175)	(8,653)
Net cash provided by operating activities	13,454	4,436

INVESTING ACTIVITIES
Purchase of property and equipment	(461)	(1,044)
Capitalization of internally developed software costs	(362)	(662)
Purchase of businesses, net of cash acquired	(7,144)	(277)
Net cash used in investing activities	(7,967)	(1,983)

FINANCING ACTIVITIES
Proceeds from line of credit	66,000	59,000
Payments on line of credit	(59,500)	(59,000)
Payment of contingent consideration for purchase of business	(978)	-
Proceeds from the sales of stock through the Employee Stock Purchase Plan	47	53
Purchases of treasury stock	(8,122)	-
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,295)	(2,351)
Net cash used in financing activities	(4,848)	(2,298)
Effect of exchange rate on cash and cash equivalents	135	50
Change in cash and cash equivalents	774	205
Cash and cash equivalents at beginning of period	10,113	8,811
Cash and cash equivalents at end of period	$10,887	$9,016

Supplemental disclosures:
Cash paid for income taxes	$237	$593
Cash paid for interest	$235	$373

Non-cash activity:
Stock issued for purchase of business	$2,286	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017, respectively, may not be indicative of the results for the full fiscal year ending December 31, 2017.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

Service revenues are primarily derived from professional services provided on a time and materials basis. For time and material contracts, service revenues are recognized and billed by multiplying the number of hours expended in the performance of the contract by the established billing rates. For fixed fee projects, service revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, the Company occasionally receives referral fees under partner programs. These referral fees are recognized when earned and recorded within service revenues. Revenues from software and hardware sales are generally recorded on a gross basis considering the Company’s role as a principal in the transaction.  Revenues from sales of third-party software-as-a-service arrangements where the Company is not the primary obligor are recorded on a net basis. On many projects the Company is also reimbursed for out-of-pocket expenses including travel and other project-related expenses.  These reimbursements are included as a component of revenues. The Company did not realize any profit on reimbursable expenses.

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

The Company may provide multiple services under the terms of an arrangement and is required to assess whether one or more units of accounting are present.  Service fees are typically accounted for as one unit of accounting.  The Company follows the guidelines discussed above in determining revenues; however, certain judgments and estimates are made and used to determine revenues recognized in any fiscal period. If estimates are revised, material differences may result in the amount and timing of revenues recognized for a given period.

Revenues are presented net of taxes assessed by governmental authorities.  Sales taxes are generally collected and subsequently remitted on all software and hardware sales and certain services transactions as appropriate.

3. Stock-Based Compensation

The fair value of restricted stock awards are based on the value of the Company’s common stock on the date of the grant. Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period, which is generally three years. In addition, pursuant to Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

Stock Award Plans

The Company’s Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 5.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As described in the Company’s proxy statement for the Company’s 2017 annual meeting of stockholders to be held on June 14, 2017, the Board of Directors has approved, subject to the approval of the Company’s stockholders at the 2017 annual meeting, an amendment and restatement of the Incentive Plan, pursuant to which, among other things, an additional 2.0 million shares would be reserved for issuance under the Incentive Plan.

Stock-based compensation cost recognized was approximately $3.7 million for each of the three months ended March 31, 2017 and 2016, which included $0.6 million and $0.7 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.2 million and $1.1 million, respectively, for each of the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, there was $21.2 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the three months ended March 31, 2017 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2016	1,403	$17.52
Awards granted	364	18.36
Awards vested	(292)	20.13
Awards forfeited	(40)	15.49
Restricted stock awards outstanding at March 31, 2017	1,435	$17.27

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,709	$5,406
Basic:
Weighted-average shares of common stock outstanding	33,383	33,911
Shares used in computing basic net income per share	33,383	33,911
Effect of dilutive securities:
Restricted stock subject to vesting	402	363
Contingently issuable shares (1)	-	7
Shares issuable for acquisition consideration (2)	509	561
Shares used in computing diluted net income per share	34,294	34,842

Basic net income per share	$0.08	$0.16
Diluted net income per share	$0.08	$0.16

Anti-dilutive restricted stock not included in the calculation of diluted net income per share	122	112

(1)
For the three months ended March 31, 2016, this represents the Company’s estimate of shares to be issued to Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”) pursuant to the Asset Purchase Agreement.

(2)
For the three months ended March 31, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); and (iv) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”) as part of the consideration.  For the three months ended March 31, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. (“Market Street”); and (iv) the Asset Purchase Agreement with Enlighten as part of the consideration.

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.8 million in “Other current liabilities” and $0.8 million in “Other non-current liabilities” in the Condensed Consolidated Balance Sheet as of March 31, 2017 (unaudited).

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2017 were as follows (in thousands):

Operating Leases
2017 remaining	$4,589
2018	5,206
2019	4,684
2020	4,335
2021	2,696
Thereafter	1,558
Total minimum lease payments	$23,068

Rent expense was approximately $1.9 million for each of the three months ended March 31, 2017 and 2016.

6. Balance Sheet Components

	March 31, 2017	December 31, 2016
	(in thousands)
Accounts receivable:
Accounts receivable	$55,015	$80,461
Unbilled revenues	33,669	24,518
Allowance for doubtful accounts	(1,034)	(1,277)
Total	$87,650	$103,702

Property and equipment:
Computer hardware (useful life of 3 years)	$12,392	$12,191
Furniture and fixtures (useful life of 5 years)	3,325	3,306
Leasehold improvements (useful life of 5 years)	1,967	1,958
Software (useful life of 1 to 7 years)	9,469	9,186
Less: Accumulated depreciation	(19,016)	(17,753)
Total	$8,137	$8,888

Other current liabilities:
Accrued variable compensation	$6,091	$10,979
Deferred revenue	3,179	3,138
Payroll related costs	2,665	2,607
Accrued subcontractor fees	505	1,049
Accrued medical claims expense	1,880	1,859
Professional fees	424	420
Estimated fair value of contingent consideration liability (1)	4,087	3,384
Net working capital settlements	130	62
Other current liabilities	3,995	4,139
Total	$22,956	$27,637

Other non-current liabilities:
Deferred compensation liability	$3,990	$3,662
Deferred income taxes	14,220	12,853
Other non-current liabilities	2,625	2,543
Total	$20,835	$19,058

(1)
As of March 31, 2017, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Enlighten, Bluetube, LLC (“Bluetube”) and RAS twelve months after the applicable acquisition. As of December 31, 2016, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by the Market Street selling shareholders, Enlighten and Bluetube twelve months after the applicable acquisition.

7. Business Combinations

2016 Acquisition

Acquisition of Bluetube

On October 12, 2016, the Company acquired substantially all of the assets of Bluetube pursuant to the terms of an Asset Purchase Agreement.  Bluetube was a digital marketing agency specializing in the development, implementation, integration and support of custom website and enterprise mobile solutions. The acquisition of Bluetube enhanced and expanded the Company’s digital strategy, creative services, mobile and marketing expertise.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$0.9
Acquired intangible assets	3.1
Liabilities assumed	(0.6)
Goodwill	5.7
Total purchase price	$9.1

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $4.0 million. The Company estimated that the intangible assets acquired have useful lives of six months to five years.

The amounts above represent the final fair value estimates of purchase accounting as of the acquisition date, except for a net working capital settlement that is subject to final adjustment as the Company obtains additional information during the measurement period.

The following table presents details of the intangible assets acquired during the year ended December 31, 2016 (dollars in millions):

Weighted Average Useful Life		Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 years	$2.5
Customer backlog	6 months	6 months	0.4
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	-
Total acquired intangible assets			$3.1

2017 Acquisition

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The acquisition of RAS expands the Company’s expertise in management consulting offerings with additional strategy, operations and business process optimization.

The Company has initially estimated the total allocable purchase price consideration to be $10.6 million. The purchase price was comprised of $7.1 million in cash paid and $2.3 million in Company common stock issued at closing reduced by $0.6 million for an estimated net working capital settlement due from the seller. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $3.8 million. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$0.9
Acquired intangible assets	4.9
Liabilities assumed	(1.0)
Goodwill	5.8
Total purchase price	$10.6

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $3.9 million. The Company estimated that the intangible assets acquired have useful lives of three months to six years.

The above purchase accounting estimates are pending finalization of the intangible assets valuation and a net working capital settlement that is subject to final adjustment as the Company obtains additional information during the measurement period.

The following table presents details of the intangible assets acquired during the three months ended March 31, 2017 (dollars in millions):

Weighted Average Useful Life		Useful Life	Aggregate Acquisitions
Customer relationships	6 years	6 years	$4.5
Customer backlog	3 months	3 months	0.2
Non-compete agreements	4 years	2 - 5 years	0.2
Trade name	1 year	1 year	-
Total acquired intangible assets			$4.9

The results of the 2016 and 2017 acquisitions’ operations have been included in the Company’s condensed consolidated financial statements since the respective acquisition date.

The aggregate amounts of revenue and net income of the RAS acquisition in the Unaudited Condensed Consolidated Statements of Operations from the acquisition date to March 31, 2017 are as follows (in thousands):

Acquisition Date to
March 31, 2017
Revenues	$2,899
Net income	$227

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 acquisitions for the three months ended March 31, 2017 and the 2016 and 2017 acquisitions for the three months ended March 31, 2016, after giving effect to certain pro-forma adjustments and assuming the 2017 acquisition was acquired as of the beginning of 2016 and assuming the 2016 acquisition was acquired as of the beginning of 2015.

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

	Three Months Ended March 31,
	2017	2016
Revenues	$111,019	$127,397
Net income	$3,268	$5,106
Basic net income per share	$0.10	$0.15
Diluted net income per share	$0.10	$0.15
Shares used in computing basic net income per share	33,385	33,971
Shares used in computing diluted net income per share	34,299	34,989

8. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of March 31, 2017.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in thousands):

Balance at December 31, 2016	$275,205
Preliminary purchase price allocations for acquisitions	5,836
Effect of foreign currency translation adjustments	200
Balance at March 31, 2017	$281,241

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$66,688	$(27,663)	$39,025	$67,648	$(30,458)	$37,190
Non-compete agreements	1,247	(601)	646	1,018	(557)	461
Customer backlog	-	-	-	390	(195)	195
Trade name	60	(22)	38	30	(7)	23
Internally developed software	11,367	(4,312)	7,055	11,342	(4,096)	7,246
Total	$79,362	$(32,598)	$46,764	$80,428	$(35,313)	$45,115

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 – 10 years
Non-compete agreements	2 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	6 months

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2017 remaining	$9,124
2018	$11,106
2019	$9,990
2020	$6,903
2021	$4,861
Thereafter	$4,780

9. Line of Credit

On July 31, 2013, the Company renewed and extended the term of its credit agreement with Silicon Valley Bank (“SVB”), U.S. Bank National Association, Bank of America, N.A and Wells Fargo Bank, National Association. As renewed, the credit agreement provided for revolving credit borrowings up to a maximum principal amount of $75.0 million, subject to a commitment increase of $25.0 million. The Company and the lenders entered into a first amendment to the credit agreement, effective as of May 7, 2014, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $15.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $90.0 million. The Company and the lenders entered into a second amendment and consent to the credit agreement, effective as of January 2, 2015, pursuant to which the Company and the lenders increased the amount of available borrowing capacity thereunder by $35.0 million, allowing for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to an additional commitment increase of $50.0 million. The Company and the lenders entered into a fourth amendment to the credit agreement (as amended, the “Credit Agreement”), effective as of June 24, 2016, pursuant to which the Company and the lenders, among other things, extended the maturity date for all amounts due and payable under the Credit Agreement from July 31, 2017 to July 31, 2018, reduced the applicable margin for certain borrowings by 0.25% and increased the thresholds for acquisitions by the Company permitted under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2017, the Company had no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (4.00% on March 31, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.98% on March 31, 2017) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2017, the Company had $86.5 million of maximum borrowing capacity. The Company incurs an annual commitment fee of 0.20% on the unused portion of the line of credit.

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

At March 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011, 2012 and 2013 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the amount of $1.6 million on the Company’s 2011 and 2012 U.S. income tax returns. The Company has exhausted all appeals and formal mediation and is now preparing for litigation with the IRS to resolve this dispute. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. The amount of potential adjustment, if any, and timing of such adjustment is not reasonably possible to estimate at this time.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.3 million as of March 31, 2017.

The Company’s effective tax rate was 40.2% for the three months ended March 31, 2017 compared to 31.1% for the three months ended March 31, 2016. The increase in the effective rate is primarily due to differences between book and tax results on the vesting of restricted stock during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The vesting of such restricted stock is required to be recorded as a discrete adjustment in the quarter in which vesting occurs. As of March 31, 2017, the Company’s net non-current deferred tax liability was $14.2 million. Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2017 (unaudited) and December 31, 2016.

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2017 (unaudited) of $10.9 million, approximately $8.8 million was held by the Company’s Chinese subsidiary and is considered to be indefinitely reinvested in those operations. The Company has no current plans to repatriate cash from its Chinese subsidiary in the foreseeable future.

Foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. As of March 31, 2017, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $9.4 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $2.4 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were an immaterial net loss during the three months ended March 31, 2017 and a $0.1 million loss during the three months ended March 31, 2016. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	March 31, 2017	December 31, 2016
Derivatives not designated as hedges
Foreign exchange contracts	$3,574	$4,541
Total derivatives not designated as hedges	$3,574	$4,541

12.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. These new updates are to become effective for the Company on January 1, 2018.  The updates permit the use of either the retrospective or modified retrospective transition method. The Company will adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the consolidated financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders’ equity. The Company continues to evaluate the effect that ASU No. 2014-09 and its amendments will have on its consolidated financial statements and disclosures in relation to distinguishing performance obligations, client acceptance and cancellation provisions, variable consideration, warranties and post-contract support services among others. Due to the complexity of the new standard and the nature of the Company’s contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. The Company expects to complete its assessment of the impact of adoption during 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 5, Commitments and Contingencies.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This update is to become effective for the Company on January 1, 2018 and requires using a retrospective approach. The Company elected to early adopt this update retrospectively on January 1, 2017 since the Company was already in compliance with the new standard.  The adoption of ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test which compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU No. 2017-04 does not make any changes to the impairment indicators or aspects of the qualitative assessment. This update is to become effective for the Company on January 1, 2020 and requires using a prospective approach. Early adoption is permitted beginning with interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company elected to early adopt this update prospectively on January 1, 2017. The adoption of ASU No. 2017-04 did not have an impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 26% of our services revenues for the three months ended March 31, 2017 compared to 21% for the three months ended March 31, 2016. The increase in fixed fee revenues is primarily attributable to an organic increase in fixed fee engagements overall.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized when earned and recorded within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenues. Total revenues decreased 10% to $111.0 million for the three months ended March 31, 2017 from $123.8 million for the three months ended March 31, 2016.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Decrease Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
	2017	2016
Services revenues	$100,888	$109,747	$(8,859)	$5,155	$(14,014)
Software and hardware revenues	6,998	9,476	(2,478)	-	(2,478)
Reimbursable expenses	3,133	4,620	(1,487)	81	(1,568)
Total revenues	$111,019	$123,843	$(12,824)	$5,236	$(18,060)

Services revenues decreased 8% to $100.9 million for the three months ended March 31, 2017 from $109.7 million for the three months ended March 31, 2016. Services revenues attributable to our base business decreased by $14.0 million while services revenues attributable to acquired companies was $5.2 million, resulting in a total decrease of $8.9 million.

Software and hardware revenues decreased 26% to $7.0 million for the three months ended March 31, 2017 from $9.5 million for the three months ended March 31, 2016, primarily due to a decrease in volume and magnitude of initial and renewal software license sales. Reimbursable expenses decreased 32% to $3.1 million for the three months ended March 31, 2017 from $4.6 million for the three months ended March 31, 2016, primarily as a result of a higher mix of projects with no reimbursable expenses. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 10% to $74.9 million for the three months ended March 31, 2017 from $83.6 million for the three months ended March 31, 2016.  Cost of services decreased 8% to $65.8 million for the three months ended March 31, 2017 from $71.6 million for the three months ended March 31, 2016 primarily due to lower headcount in response to lower services revenue.  Software and hardware costs decreased 20% to $6.0 million for the three months ended March 31, 2017 from $7.4 million for the three months ended March 31, 2016, as a result of the decrease in software license sales.

Gross Margin. Gross margin decreased 10% to $36.1 million for the three months ended March 31, 2017 from $40.2 million for the three months ended March 31, 2016. Gross margin as a percentage of revenues was 32.5% for each of the three months ended March 31, 2017 and 2016. Services gross margin was 34.7% or $35.0 million for the three months ended March 31, 2017 and 34.8% or $38.2 million for the three months ended March 31, 2016. The average bill rate of our professionals excluding subcontractors and offshore resources was $145 for each of the three months ended March 31, 2017 and 2016.

Selling, General and Administrative. SG&A expenses decreased 4% to $25.7 million for the three months ended March 31, 2017 from $26.7 million for the three months ended March 31, 2016, primarily due to decreases in sales and recruiting related costs partially offset by higher information technology (“IT”) costs.  SG&A expenses, as a percentage of revenues, increased to 23.1% for the three months ended March 31, 2017 from 21.6% for the three months ended March 31, 2016, primarily as a result of higher IT costs, salaries and benefits costs and lower revenues partially offset by lower recruiting costs.

Depreciation. Depreciation expense increased 6% to $1.3 million for the three months ended March 31, 2017 from $1.2 million for  the three months ended March 31, 2016. Depreciation expense as a percentage of revenues was 1.1% for the three months ended March 31, 2017 and 1.0% for the three months ended March 31, 2016.

Amortization. Amortization expense increased 8% to $3.6 million for the three months ended March 31, 2017 from $3.4 million for the three months ended March 31, 2016. The increase in amortization expense was due to the addition of intangible assets from recent acquisitions. Amortization expense as a percentage of revenues was 3.3% for the three months ended March 31, 2017 and 2.7% for the three months ended March 31, 2016.

Acquisition Costs. Acquisition-related costs were $0.5 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. A fair value adjustment of $0.2 million was recorded during the three months ended March 31, 2017 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Enlighten, Bluetube and RAS. An adjustment of $0.2 million was recorded during the three months ended March 31, 2016 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon, Market Street and Enlighten.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 40.2% for the three months ended March 31, 2017 from 31.1% for the three months ended March 31, 2016. The increase in the effective rate is primarily due to differences between book and tax results on the vesting of restricted stock during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The vesting of such restricted stock is required to be recorded as a discrete adjustment in the quarter in which vesting occurs.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of	As of
	March 31, 2017	December 31, 2016
Cash, cash equivalents and investments (1)	$10.9	$10.1
Working capital (including cash and cash equivalents) (2)	$76.2	$76.4
Amounts available under credit facilities	$86.5	$93.0

(1) The balance at March 31, 2017 includes $8.8 million held by our Chinese subsidiary which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $13.5 million compared to $4.4 million for the three months ended March 31, 2016.  For the three months ended March 31, 2017, the primary components of operating cash flows were net income of $2.7 million, non-cash charges of $10.1 million and net operating asset reductions of $0.6 million. The primary components of operating cash flows for the three months ended March 31, 2016 were net income of $5.4 million plus non-cash charges of $9.0 million, offset by working capital investments of $9.9 million.

Net Cash Used In Investing Activities

During the three months ended March 31, 2017, we used $0.8 million to purchase property and equipment and to develop certain software and $7.1 million for the acquisition of RAS. During the three months ended March 31, 2016, we used $1.7 million to purchase property and equipment and to develop certain software and $0.3 million for a net working capital settlement related to acquisitions.

Net Cash Used In Financing Activities

During the three months ended March 31, 2017, we drew down $66.0 million from our line of credit. We repaid $59.5 million on our line of credit, used $8.1 million to repurchase shares of our common stock through the stock repurchase program and used $2.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also paid $1.0 million to settle the contingent consideration for the purchase of Market Street. During the three months ended March 31, 2016, we drew down $59.0 million from our line of credit and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. We repaid $59.0 million on our line of credit and used $2.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2017, the Company had no outstanding letters of credit. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (4.00% on March 31, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.98% on March 31, 2017) plus a margin ranging from 1.75% to 2.25%.  The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2017, we had $86.5 million of maximum borrowing capacity.  We incur an annual commitment fee of 0.20% on the unused portion of the line of credit.

At March 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2017, our Board of Directors authorized the repurchase of up to $110.0 million of our common stock. On February 21, 2017, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $135.0 million and extended the expiration date of the program from December 31, 2017 to December 31, 2018.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $110.5 million (11.0 million shares) of our outstanding common stock through March 31, 2017.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2017. See Note 5, Commitments and Contingencies for further description of our contractual obligations.

As of March 31, 2017, there was $38.5 million outstanding under the Credit Agreement as compared to $32.0 million as of  December 31, 2016. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 and will become due and payable no later than the final maturity date of July 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2017 (unaudited) of $10.9 million, approximately $8.8 million was held by the Company’s Chinese subsidiary and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of China, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from its Chinese subsidiary in the foreseeable future. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and income and withholding taxes applicable under the laws of the People’s Republic of China. As of March 31, 2017, the estimated tax impact of repatriation would have been approximately $2.3 million.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe our most critical accounting policies include revenue recognition, accounting for goodwill and intangible assets, purchase accounting, accounting for stock-based compensation, and accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2017, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2017, there was $38.5 million outstanding and $86.5 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $38.5 million outstanding on the line of credit as of March 31, 2017, an increase in the interest rate of 100 basis points would add $385,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $10.9 million at March 31, 2017 and $10.1 million at December 31, 2016. The unrestricted cash and cash equivalents are primarily held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s principal executive and principal financial officers have determined that the Company’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 28, 2017 and available at www.sec.gov. There has been no material change to our risk factors since the filing of such report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2017, our Board of Directors authorized the repurchase of up to $110.0 million of our common stock. On February 21, 2017, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $135.0 million and extended the expiration date of the program from December 31, 2017 to December 31, 2018.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $110.5 million (11.0 million shares) of our outstanding common stock through March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2016	10,553,624	$9.70	10,553,624	$7,619,184
January 1-31, 2017	107,500	17.75	107,500	$5,711,558
February 1-28, 2017	66,000	17.98	66,000	$29,524,715
March 1-31, 2017	279,649	17.98	279,649	$24,496,732
Ending balance as of March 31, 2017	11,006,773	$10.04	11,006,773

(1)	Average price paid per share includes commission.

Unregistered Sales of Securities

On January 3, 2017, the Company acquired substantially all of the assets of RAS. The consideration paid in this transaction included 146,601 shares of Company common stock issued at closing with an aggregate value of approximately $2.7 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: May 4, 2017	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.