Form 10-Q
period 2017-06-30
PERFICIENT INC
filed 2017-08-03
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 28, 2017, there were 35,117,446 shares of Common Stock outstanding.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$5,692	$10,113
Accounts receivable, net	100,624	103,702
Prepaid expenses	4,028	3,353
Other current assets	3,051	5,331
Total current assets	113,395	122,499
Property and equipment, net	8,301	8,888
Goodwill	304,456	275,205
Intangible assets, net	59,041	45,115
Other non-current assets	6,132	4,869
Total assets	$491,325	$456,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,044	$18,416
Other current liabilities	31,998	27,637
Total current liabilities	44,042	46,053
Long-term debt	68,000	32,000
Other non-current liabilities	19,807	19,058
Total liabilities	$131,849	$97,111

Stockholders' equity:
Common stock (par value $0.001 per share; 100,000,000 shares authorized, 46,976,898 shares issued and 33,607,808 shares outstanding as of June 30, 2017; 50,000,000 shares authorized, 45,895,086 shares issued and 33,865,688 shares outstanding as of December 31, 2016)	$47	$46
Additional paid-in capital	396,801	379,094
Accumulated other comprehensive loss	(2,160)	(2,743)
Treasury stock, at cost (13,369,090 shares as of June 30, 2017; 12,029,398 shares as of December 31, 2016)	(149,841)	(126,442)
Retained earnings	114,629	109,510
Total stockholders' equity	359,476	359,465
Total liabilities and stockholders' equity	$491,325	$456,576

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share information)
Revenues
Services	$104,794	$107,882	$205,681	$217,629
Software and hardware	9,270	11,247	16,269	20,723
Reimbursable expenses	2,962	5,267	6,096	9,886
Total revenues	117,026	124,396	228,046	248,238
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	66,946	71,067	132,792	142,653
Software and hardware costs	7,727	9,742	13,692	17,155
Reimbursable expenses	2,962	5,267	6,096	9,886
Total cost of revenues	77,635	86,076	152,580	169,694

Gross margin	39,391	38,320	75,466	78,544

Selling, general and administrative	26,128	25,590	51,812	52,305
Depreciation	1,205	1,214	2,464	2,407
Amortization	3,537	3,306	7,162	6,671
Acquisition costs	893	162	1,383	405
Adjustment to fair value of contingent consideration	(597)	(1,189)	(439)	(952)
Income from operations	8,225	9,237	13,084	17,708

Net interest expense	657	467	1,004	987
Net other (income) expense	(51)	(97)	(69)	5
Income before income taxes	7,619	8,867	12,149	16,716
Provision for income taxes	5,210	3,052	7,030	5,495

Net income	$2,409	$5,815	$5,119	$11,221

Basic net income per share	$0.07	$0.17	$0.15	$0.33
Diluted net income per share	$0.07	$0.17	$0.15	$0.32
Shares used in computing basic net income per share	32,942	33,994	33,161	33,953
Shares used in computing diluted net income per share	33,747	34,843	34,080	34,891

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net income	$2,409	$5,815	$5,119	$11,221
Other comprehensive income (loss):
Foreign currency translation adjustment	267	(372)	583	(180)
Comprehensive income	$2,676	$5,443	$5,702	$11,041

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended June 30, 2017
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2016	33,866	$46	$379,094	$(2,743)	$(126,442)	$109,510	$359,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	5	--	91	--	--	--	91
Stock compensation related to restricted stock vesting and retirement savings plan contributions	392	--	7,095	--	--	--	7,095
Purchases of treasury stock and buyback of shares for taxes	(1,339)	--	--	--	(23,399)	--	(23,399)
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	684	1	10,521	--	--	--	10,522
Net income	--	--	--	--	--	5,119	5,119
Foreign currency translation adjustment	--	--	--	583	--	--	583
Balance at June 30, 2017	33,608	$47	$396,801	$(2,160)	$(149,841)	$114,629	$359,476

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$5,119	$11,221
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,464	2,407
Amortization	7,162	6,671
Deferred income taxes	2,034	610
Non-cash stock compensation and retirement savings plan contributions	7,095	7,314
Adjustment to fair value of contingent consideration for purchase of business	(439)	(952)
Write-off of unamortized credit facility fees	246	-

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,653	10,025
Other assets	2,901	3,377
Accounts payable	(6,372)	(3,981)
Other liabilities	(3,983)	(7,304)
Net cash provided by operating activities	24,880	29,388

INVESTING ACTIVITIES
Purchase of property and equipment	(2,112)	(2,356)
Capitalization of internally developed software costs	(585)	(1,231)
Purchase of businesses, net of cash acquired	(37,886)	(277)
Net cash used in investing activities	(40,583)	(3,864)

FINANCING ACTIVITIES
Proceeds from line of credit	154,000	104,000
Payments on line of credit	(118,000)	(124,000)
Payments for credit facility financing fees	(355)	(194)
Payment of contingent consideration for purchase of business	(1,344)	(2,144)
Proceeds from the sales of stock through the Employee Stock Purchase Plan	91	105
Purchases of treasury stock	(20,912)	-
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,487)	(2,427)
Net cash provided by (used in) financing activities	10,993	(24,660)
Effect of exchange rate on cash and cash equivalents	289	(185)
Change in cash and cash equivalents	(4,421)	679
Cash and cash equivalents at beginning of period	10,113	8,811
Cash and cash equivalents at end of period	$5,692	$9,490

Supplemental disclosures:
Cash paid for income taxes	$1,202	$1,121
Cash paid for interest	$714	$860

Non-cash activity:
Stock issued for purchase of business (including settlement of contingent consideration)	$9,429	$96
Stock surrendered by Zeon in conjunction with net working capital settlement	$-	$1,499
Liability incurred for purchase of property, plant and equipment	$-	$2,506

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017, respectively, may not be indicative of the results for the full fiscal year ending December 31, 2017.

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

3. Stock-Based Compensation

The fair value of restricted stock awards is based on the value of the Company's common stock on the date of the grant. Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period, which is generally three years. In addition, pursuant to Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company has continued to elect to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur.

Stock Award Plans

The Company's Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the "Incentive Plan") allows for the granting of various types of stock awards to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Incentive Plan was increased by 2.0 million shares on June 14, 2017 after the Company's stockholders approved the increase at the Company's 2017 annual meeting of stockholders. Following the increase, the Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of June 30, 2017, there were 3.3 million shares of Common Stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2017 was approximately $3.6 million and $7.3 million, respectively, which included $0.6 million and $1.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $2.3 million for the three and six months ended June 30, 2017, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2016 was approximately $3.7 million and $7.4 million, respectively, which included $0.6 and $1.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there was $17.9 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the six months ended June 30, 2017 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2016	1,403	$17.52
Awards granted	379	18.31
Awards vested	(324)	19.92
Awards forfeited	(94)	16.40
Restricted stock awards outstanding at June 30, 2017	1,364	$17.26

4. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2,409	$5,815	$5,119	$11,221
Basic:
Weighted-average shares of common stock outstanding	32,942	33,994	33,161	33,953
Shares used in computing basic net income per share	32,942	33,994	33,161	33,953
Effect of dilutive securities:
Restricted stock subject to vesting	262	373	393	416
Contingently issuable shares (1)	-	-	-	4
Shares issuable for acquisition consideration (2)	543	476	526	518
Shares used in computing diluted net income per share	33,747	34,843	34,080	34,891

Basic net income per share	$0.07	$0.17	$0.15	$0.33
Diluted net income per share	$0.07	$0.17	$0.15	$0.32

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	228	-	175	1

(1)	For the six months ended June 30, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, "Zeon") pursuant to the Asset Purchase Agreement.

(2)
For the three and six months ended June 30, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten ("Enlighten"); (iv) the Asset Purchase Agreement with RAS & Associates, LLC ("RAS"); and (v) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC. (together, "Clarity"), as part of the consideration. For the three and six months ended June 30, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. ("Market Street"); and (iv) the Asset Purchase Agreement with Enlighten, as part of the consideration.

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.8 million in "Other current liabilities" in the Condensed Consolidated Balance Sheet as of June 30, 2017 (unaudited).

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2017 were as follows (in thousands):

Operating Leases
2017 remaining	$3,282
2018	6,131
2019	5,733
2020	5,436
2021	3,817
Thereafter	4,013
Total minimum lease payments	$28,412

Rent expense for the three and six months ended June 30, 2017 was $2.0 million and $3.9 million, respectively. Rent expense for the three and six months ended June 30, 2016 was $1.8 million and $3.7 million, respectively.

6. Balance Sheet Components

	June 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable:
Accounts receivable	$65,295	$80,461
Unbilled revenues	36,400	24,518
Allowance for doubtful accounts	(1,071)	(1,277)
Total	$100,624	$103,702

Property and equipment:
Computer hardware (useful life of 3 years)	$13,036	$12,191
Furniture and fixtures (useful life of 5 years)	3,507	3,306
Leasehold improvements (useful life of 5 years)	2,221	1,958
Software (useful life of 1 to 7 years)	5,510	9,186
Less: Accumulated depreciation	(15,973)	(17,753)
Total	$8,301	$8,888

Other current liabilities:
Accrued variable compensation	$10,623	$10,979
Deferred revenue	3,762	3,138
Payroll related costs	3,071	2,607
Accrued subcontractor fees	612	1,049
Accrued medical claims expense	1,883	1,859
Professional fees	774	420
Estimated fair value of contingent consideration liability (1)	7,244	3,384
Net working capital settlements	-	62
Other current liabilities	4,029	4,139
Total	$31,998	$27,637

Other non-current liabilities:
Deferred compensation liability	$3,973	$3,662
Deferred income taxes	13,976	12,853
Other non-current liabilities	1,858	2,543
Total	$19,807	$19,058

(1)
As of June 30, 2017, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Bluetube, LLC ("Bluetube"), RAS and Clarity twelve months after the applicable acquisition. As of December 31, 2016, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by the Market Street selling shareholders, Enlighten and Bluetube twelve months after the applicable acquisition.

7. Business Combinations

2016 Acquisition

Acquisition of Bluetube

On October 12, 2016, the Company acquired substantially all of the assets of Bluetube pursuant to the terms of an Asset Purchase Agreement.  Bluetube was a digital marketing agency specializing in the development, implementation, integration and support of custom website and enterprise mobile solutions. The acquisition of Bluetube enhanced and expanded the Company's digital strategy, creative services, mobile and marketing expertise.

The Company's total allocable purchase price consideration was $9.1 million. The purchase price was comprised of $7.2 million in cash paid increased by $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by Bluetube twelve months after the closing date of the acquisition with a maximum cash payout of $2.7 million. As of June 30, 2017, the Company anticipates Bluetube will achieve its maximum contingent consideration payout. As a result, the Company recorded a pre-tax adjustment of $0.7 million in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$0.9
Acquired intangible assets	3.1
Liabilities assumed	(0.6)
Goodwill	5.7
Total purchase price	$9.1

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $4.0 million.

The following table presents details of the intangible assets acquired during the year ended December 31, 2016 (dollars in millions):

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 years	$2.5
Customer backlog	6 months	6 months	0.4
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	-
Total acquired intangible assets			$3.1

2017 Acquisition

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The acquisition of RAS expands the Company's expertise in management consulting offerings with additional strategy, operations and business process optimization.

The Company's total allocable purchase price consideration was $10.4 million. The purchase price was comprised of $7.1 million in cash paid and $2.1 million in Company common stock issued at closing reduced by $0.6 million for a net working capital settlement due from the seller. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $3.8 million. As of June 30, 2017, the Company's best estimate of the fair value of the contingent consideration was $0.5 million. As a result, the Company recorded a pre-tax adjustment of $1.3 million, which was recorded in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$0.9
Acquired intangible assets	5.1
Liabilities assumed	(1.0)
Goodwill	5.4
Total purchase price	$10.4

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $3.7 million.

Acquisition of Clarity

On June 22, 2017, the Company acquired substantially all of the assets of Clarity, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Clarity builds the Company's Microsoft offerings and qualifications and increases the Company's presence in the North Central region and, specifically, the Chicago market.

The Company has initially estimated the total allocable purchase price consideration to be $41.5 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing reduced by $0.6 million for an estimated net working settlement due from the seller. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $9.2 million. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

As part of the consideration paid for the acquisition of Clarity, the Company issued common stock to owners of Clarity who are continuing with the Company with restrictions that limit the ability to sell the common stock and that lapse over a certain period, or over an accelerated period upon meeting specified employment milestones. As such, $0.9 million of the common stock value was attributed to future compensation and recorded as an asset within "Other current assets" and "Other non-current assets" in the Condensed Consolidated Balance Sheet as of June 30, 2017 (unaudited), to be amortized over the requisite service period.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$6.3
Acquired intangible assets	15.4
Liabilities assumed	(3.8)
Goodwill	23.6
Total purchase price	$41.5

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $21.3 million.

The above purchase accounting estimates are pending finalization of the intangible assets and contingent consideration valuation and a net working capital settlement that is subject to final adjustment as the Company obtains additional information during the measurement period.

The following table presents details of the intangible assets acquired during the six months ended June 30, 2017 (dollars in millions):

Weighted Average Useful Life		Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	6 years	$17.3
Customer backlog	1 year	3 months - 1 year	1.8
Non-compete agreements	5 years	2 - 5 years	0.7
Trade name	1 year	1 year	0.1
Internally developed software	4 years	4 years	0.6
Total acquired intangible assets			$20.5

The results of the 2016 and 2017 acquisitions' operations have been included in the Company's interim unaudited condensed consolidated financial statements since the respective acquisition date.

The aggregate amounts of revenue and net income of the RAS and Clarity acquisitions in the Unaudited Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2017 are as follows (in thousands):

Acquisition Date to
June 30, 2017
Revenues	$5,550
Net income	$226

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 acquisitions for the six months ended June 30, 2017 and the 2016 and 2017 acquisitions for the six months ended June 30, 2016, after giving effect to certain pro-forma adjustments and assuming the 2017 acquisitions were acquired as of the beginning of 2016 and assuming the 2016 acquisition was acquired as of the beginning of 2015.

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

	Six Months Ended June 30,
	2017	2016
Revenues	$243,220	$267,658
Net income	$7,688	$11,436
Basic net income per share	$0.23	$0.33
Diluted net income per share	$0.22	$0.32
Shares used in computing basic net income per share	33,691	34,201
Shares used in computing diluted net income per share	34,596	35,576

8. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of June 30, 2017.

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

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in thousands):

Balance at December 31, 2016	$275,205
Preliminary purchase price allocations for acquisitions	29,030
Effect of foreign currency translation adjustments	221
Balance at June 30, 2017	$304,456

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$75,857	$(26,603)	$49,254	$67,648	$(30,458)	$37,190
Non-compete agreements	1,586	(546)	1,040	1,018	(557)	461
Customer backlog	1,640	(41)	1,599	390	(195)	195
Trade name	170	(40)	130	30	(7)	23
Internally developed software	11,283	(4,265)	7,018	11,342	(4,096)	7,246
Total	$90,536	$(31,495)	$59,041	$80,428	$(35,313)	$45,115

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 – 10 years
Non-compete agreements	2 – 5 years
Internally developed software	1 – 7 years
Trade name	1 year
Customer backlog	6 months – 1 year

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2017 remaining	$7,985
2018	$14,209
2019	$12,346
2020	$9,262
2021	$7,201
Thereafter	$8,038

9. Line of Credit

On June 9, 2017, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 13, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the "Prior Credit Agreement"). The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes. In connection with the new agreement, the Company wrote off $0.2 million in unamortized credit facility fees associated with the Prior Credit Agreement, which was included in "Net interest expense" on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2017, the Company had no outstanding letters of credit. Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company's option of the prime rate (4.25% on June 30, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.22% on June 30, 2017) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2017, the Company had $57.0 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization ("EBITDA") plus stock compensation to interest expense for the previous four consecutive fiscal quarters of not less than 3.00 to 1.00 and a ratio of indebtedness to EBITDA plus stock compensation ("Leverage Ratio") of not more than 3.00 to 1.00. Additionally, the Credit Agreement currently restricts the payment of dividends that would result in a pro forma Leverage Ratio of more than 2.00 to 1.00.

At June 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company's 2011, 2012 and 2013 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the amount of $1.6 million on the Company's 2011 and 2012 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and is now preparing for litigation with the IRS to resolve this dispute. The Company has filed suit and is awaiting a court date to be set by the U.S. Tax Court. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. The amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time.

As of June 30, 2017, the Company's net non-current deferred tax liability was $14.0 million. Deferred tax liabilities primarily relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of June 30, 2017 (unaudited) and December 31, 2016. Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $1.4 million as of June 30, 2017.

The Company's effective tax rate was 68.4% and 57.9% for the three and six months ended June 30, 2017, respectively, compared to 34.4% and 32.9% for the three and six months ended June 30, 2016, respectively. The increase in the effective rate is primarily due to the Company's determination that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

In general, it is the Company's practice and intention to reinvest the earnings of the Company's foreign subsidiaries in those operations. However, during the three months ended June 30, 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested, and the Company repatriated $4.8 million in June 2017 and an additional $4.8 million in July 2017. A provision for the expected current and deferred taxes on repatriation of these earnings was recorded in the amount of $2.5 million during the three and six months ended June 30, 2017. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to United States income taxes and applicable non-U.S. income and withholding taxes. Such earnings would also become taxable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. As of June 30, 2017, the aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $0.6 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.1 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.1 million for each of the three and six months ended June 30, 2017. A net loss of $0.1 million and $0.2 million was recognized during the three and six months ended June 30, 2016, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items. The fair value of the Company's derivative instruments outstanding as of June 30, 2017 was immaterial.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	June 30, 2017	December 31, 2016
Derivatives not designated as hedges
Foreign exchange contracts	$3,914	$4,541
Total derivatives not designated as hedges	$3,914	$4,541

12.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. These new updates are to become effective for the Company on January 1, 2018.  The updates permit the use of either the retrospective or modified retrospective transition method. The Company will adopt the standard on January 1, 2018 using the modified retrospective method and will apply the guidance only to the most current period presented in the consolidated financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings within stockholders' equity. The Company continues to evaluate the effect that ASU No. 2014-09 and its amendments will have on its consolidated financial statements and disclosures in relation to distinguishing performance obligations, client acceptance and cancellation provisions, variable consideration, warranties and post-contract support services among others. Due to the complexity of the new standard and the nature of the Company's contracts, the actual revenue recognition treatment required under the new standard may vary and will depend on contract-specific terms. The Company expects to complete its assessment of the impact of adoption during 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. This update is to become effective for the Company on January 1, 2018 and requires using a retrospective approach. The Company elected to early adopt this update retrospectively on January 1, 2017 since the Company was already in compliance with the new standard.  The adoption of ASU No. 2016-15 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test which compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU No. 2017-04 does not make any changes to the impairment indicators or aspects of the qualitative assessment. This update is to become effective for the Company on January 1, 2020 and requires using a prospective approach. Early adoption is permitted beginning with interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company elected to early adopt this update prospectively on January 1, 2017. The adoption of ASU No. 2017-04 did not have an impact on the Company's consolidated financial statements.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 26% of our services revenues for each of the three and six months ended June 30, 2017 compared to 19% and 20% for the three and six months ended June 30, 2016, respectively. The increase in fixed fee revenues is primarily attributable to an organic increase in fixed fee engagements overall.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized when earned and recorded within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Results of Operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenues. Total revenues decreased 6% to $117.0 million for the three months ended June 30, 2017 from $124.4 million for the three months ended June 30, 2016.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Decrease Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
	2017	2016
Services revenues	$104,794	$107,882	$(3,088)	$4,923	$(8,011)
Software and hardware revenues	9,270	11,247	(1,977)	-	(1,977)
Reimbursable expenses	2,962	5,267	(2,305)	132	(2,437)
Total revenues	$117,026	$124,396	$(7,370)	$5,055	$(12,425)

Services revenues decreased 3% to $104.8 million for the three months ended June 30, 2017 from $107.9 million for the three months ended June 30, 2016. Services revenues attributable to our base business decreased by $8.0 million and services revenues attributable to acquired companies was $4.9 million, resulting in a total decrease of $3.1 million.

Software and hardware revenues decreased 18% to $9.3 million for the three months ended June 30, 2017 from $11.2 million for the three months ended June 30, 2016, primarily due to a decrease in initial and renewal software license sales in our base business. Reimbursable expenses decreased 44% to $3.0 million for the three months ended June 30, 2017 from $5.3 million for the three months ended June 30, 2016, primarily as a result of a higher mix of projects with no reimbursable expenses. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 10% to $77.6 million for the three months ended June 30, 2017 from $86.1 million for the three months ended June 30, 2016. Cost of services decreased 6% to $66.9 million for the three months ended June 30, 2017 from $71.1 million for the three months ended June 30, 2016 primarily as a result of lower headcount in response to lower services revenue.  Software and hardware costs decreased 21% to $7.7 million for the three months ended June 30, 2017 from $9.7 million for the three months ended June 30, 2016, as a result of the decrease in software license sales. The remaining decrease in cost of revenues is related to the decrease in reimbursable expenses noted above.

Gross Margin. Gross margin increased 3% to $39.4 million for the three months ended June 30, 2017 from $38.3 million for the three months ended June 30, 2016. Gross margin as a percentage of revenues increased to 33.7% for the three months ended June 30, 2017 from 30.8% for the three months ended June 30, 2016 due to an increase in both services and software and hardware gross margin. Services gross margin, excluding reimbursable expenses, increased to $37.8 million for the three months ended June 30, 2017 from $36.8 million for the three months ended June 30, 2016. Services gross margin, excluding reimbursable expenses, as a percentage of revenues increased to 36.1% for the three months ended June 30, 2017 from 34.1% for the three months ended June 30, 2016 primarily driven by improved utilization. The average bill rate of our professionals excluding subcontractors and offshore resources was $145 per hour for the three months ended June 30, 2017 compared to $144 per hour for the three months ended June 30, 2016.

Selling, General and Administrative. SG&A expenses increased 2% to $26.1 million for the three months ended June 30, 2017 from $25.6 million for the three months ended June 30, 2016, primarily due to acquisitions completed during the fourth quarter of 2016 and the first half of 2017.  SG&A expenses as a percentage of revenues increased to 22.3% for the three months ended June 30, 2017 from 20.6% for the three months ended June 30, 2016, primarily as a result of lower revenues.

Depreciation. Depreciation expense was $1.2 million for each of the three months ended June 30, 2017 and 2016. Depreciation expense as a percentage of revenues was 1.0% for each of the three months ended June 30, 2017 and 2016.

Amortization. Amortization expense increased 7% to $3.5 million for the three months ended June 30, 2017 from $3.3 million for the three months ended June 30, 2016. The increase in amortization expense was due to the addition of intangible assets from the 2016 and 2017 acquisitions. Amortization expense as a percentage of revenues was 3.0% for the three months ended June 30, 2017 and 2.7% for the three months ended June 30, 2016.

Acquisition Costs. Acquisition-related costs increased to $0.9 million for the three months ended June 30, 2017 from $0.2 million for the three months ended June 30, 2016, as a result of the acquisition of Clarity. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.6 million was recorded during the three months ended June 30, 2017, which represents the net impact of the fair market value adjustments to the RAS and Bluetube revenue and  earnings-based contingent consideration liability in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Bluetube, RAS and Clarity. An adjustment of $1.2 million was recorded during the three months ended June 30, 2016 which represents the net impact of the fair market value adjustment to the Enlighten earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisitions of Market Street and Enlighten.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 68.4% for the three months ended June 30, 2017 from 34.4% for the three months ended June 30, 2016. The increase in the effective rate is primarily due to the Company's determination that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenues. Total revenues decreased 8% to $228.0 million for the six months ended June 30, 2017 from $248.2 million for the six months ended June 30, 2016.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Decrease Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
	2017	2016
Services revenues	$205,681	$217,629	$(11,948)	$9,998	$(21,946)
Software and hardware revenues	16,269	20,723	(4,454)	-	(4,454)
Reimbursable expenses	6,096	9,886	(3,790)	213	(4,003)
Total revenues	$228,046	$248,238	$(20,192)	$10,211	$(30,403)

Services revenues decreased 5% to $205.7 million for the six months ended June 30, 2017 from $217.6 million for the six months ended June 30, 2016. Services revenues attributable to our base business decreased by $21.9 million and services revenues attributable to acquired companies was $10.0 million, resulting in a total decrease of $11.9 million.

Software and hardware revenues decreased 21% to $16.3 million for the six months ended June 30, 2017 from $20.7 million for the six months ended June 30, 2016, primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 38% to $6.1 million for the six months ended June 30, 2017 from $9.9 million for the six months ended June 30, 2016, primarily as a result of a higher mix of projects with no reimbursable expenses. We do not realize any profit on reimbursable expenses.

Cost of Revenues. Cost of revenues decreased 10% to $152.6 million for the six months ended June 30, 2017 from $169.7 million for the six months ended June 30, 2016.  The decrease in cost of revenues is primarily related to cost of services which decreased 7% to $132.8 million for the six months ended June 30, 2017 from $142.7 million for the six months ended June 30, 2016 primarily due to lower headcount in response to lower service revenue.  Software and hardware costs decreased 20% to $13.7 million for the six months ended June 30, 2017 from $17.2 million for the six months ended June 30, 2016, as a result of the decrease in software license sales.

Gross Margin. Gross margin decreased 4% to $75.5 million for the six months ended June 30, 2017 from $78.5 million for the six months ended June 30, 2016. Gross margin as a percentage of revenues increased to 33.1% for the six months ended June 30, 2017 from 31.6% for the six months ended June 30, 2016 primarily due to an increase in services gross margin. Services gross margin, excluding reimbursable expenses, decreased to $72.9 million for the six months ended June 30, 2017 from $75.0 million for the six months ended June 30, 2016. Services gross margin, excluding reimbursable expenses, as a percentage of revenues increased to 35.4% for the six months ended June 30, 2017 from 34.5% for the six months ended June 30, 2016, primarily driven by improved utilization. The average bill rate of our professionals excluding subcontractors and offshore resources was $145 per hour for the six months ended June 30, 2017 compared to $144 per hour for the six months ended June 30, 2016.

Selling, General and Administrative. SG&A expenses decreased 1% to $51.8 million for the six months ended June 30, 2017 from $52.3 million for the six months ended June 30, 2016, primarily due to lower recruiting costs partially offset by acquisitions completed during the fourth quarter of 2016 and the first half of 2017.  SG&A expenses as a percentage of revenues increased to 22.7% for the six months ended June 30, 2017 from 21.1% for the six months ended June 30, 2016, primarily as a result of lower revenues.

Depreciation. Depreciation expense increased 2% to $2.5 million for the six months ended June 30, 2017 from $2.4 million for the six months ended June 30, 2016. Depreciation expense as a percentage of revenues was 1.1% for the six months ended June 30, 2017 and 1.0% million for the six months ended June 30, 2016.

Amortization. Amortization expense increased 7% to $7.2 million for the six months ended June 30, 2017 from $6.7 million for the six months ended June 30, 2016. The increase in amortization expense was due to the addition of intangible assets from the 2016 and 2017 acquisitions. Amortization expense as a percentage of revenues was 3.1% for the six months ended June 30, 2017 and 2.7% for the six months ended June 30, 2016.

Acquisition Costs. Acquisition-related costs increased to $1.4 million for the six months ended June 30, 2017 from $0.4 million for the six months ended June 30, 2016, as a result of the acquisition of RAS and Clarity. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was recorded during the six months ended June 30, 2017, which represents the net impact of the fair market value adjustments to the RAS and Bluetube revenue and  earnings-based contingent consideration liability in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Enlighten, Bluetube, RAS and Clarity. An adjustment of $1.0 million was recorded during the six months ended June 30, 2016 which represents the net impact of the fair market value adjustment to the Enlighten earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the earnings-based contingent consideration related to the acquisition of Zeon, Market Street and Enlighten.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 57.9% for the six months ended June 30, 2017 from 32.9% for the six months ended June 30, 2016. The increase in the effective rate is primarily due to the Company's determination that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2017	As of December 31, 2016
Cash, cash equivalents and investments (1)	$5.7	$10.1
Working capital (including cash and cash equivalents) (2)	$69.4	$76.4
Amounts available under credit facilities	$57.0	$93.0

(1) The balance at June 30, 2017 includes $1.6 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds were repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $4.1 in cash held in our Chinese subsidiary. During the second quarter of 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and repatriated additional cash to the U.S. parent in the second and third quarters of 2017.

(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $24.9 million compared to $29.4 million for the six months ended June 30, 2016.  For the six months ended June 30, 2017, the primary components of operating cash flows were net income of $5.1 million plus non-cash charges of $18.6 million and reductions in net operating assets of $1.2 million. The primary components of operating cash flows for the six months ended June 30, 2016 were net income of $11.2 million plus non-cash charges of $16.1 million and reductions in net operating assets of $2.1 million.

Net Cash Used In Investing Activities

During the six months ended June 30, 2017, we used $2.7 million to purchase property and equipment and to develop certain software and $37.9 million for the acquisition of RAS and Clarity. During the six months ended June 30, 2016, we used $3.6 million to purchase property and equipment and to develop certain software and our new website.  We also used $0.3 million for a net working capital settlement related to a 2015 acquisition.

Net Cash Provided By (Used In) Financing Activities

During the six months ended June 30, 2017, we drew down $154.0 million from our line of credit. We repaid $118.0 million on our line of credit, used $20.9 million to repurchase shares of our common stock through the stock repurchase program and used $2.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also paid $1.3 million to settle the contingent consideration for the purchase of Market Street and Enlighten and made $0.4 million in payments for credit facility financing fees. During the six months ended June 30, 2016, we drew down $104.0 million from our line of credit and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. We repaid $124.0 million on our line of credit, used $2.1 million to settle the contingent consideration for the purchase of Zeon, used $2.4 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and made $0.2 million in payments for credit facility financing fees.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, the Company entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 13, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the "Prior Credit Agreement"). The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes. In connection with the new agreement, the Company wrote off $0.2 million in unamortized credit facility fees associated with the Prior Credit Agreement, which was included in "Net interest expense" on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2017. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2017, the Company had no outstanding letters of credit. Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company's option of the prime rate (4.25% on June 30, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.22% on June 30, 2017) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2017, the Company had $57.0 million of unused borrowing capacity.

At June 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $123.3 million (11.8 million shares) of our outstanding common stock through June 30, 2017.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2017. See Note 5, Commitments and Contingencies for further description of our contractual obligations.

As of June 30, 2017, there was $68.0 million outstanding under the Credit Agreement as compared to $32.0 million as of December 31, 2016.  The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 and will become due and payable no later than the final maturity date of June 9, 2022.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of June 30, 2017 (unaudited) of $5.7 million, approximately $1.6 million was held by the Company's Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. However, if these funds were repatriated, the amount remitted would be subject to U.S. income taxes and income and withholding taxes applicable under each foreign country's laws. As of June 30, 2017, the estimated tax impact of repatriation would have been approximately $0.1 million. See Note 10, Income Taxes, for a discussion of the Company's repatriation of earnings from the Company's Chinese subsidiary.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2017, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2017, there was $68.0 million outstanding and $57.0 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $68.0 million outstanding on the line of credit as of June 30, 2017, an increase in the interest rate of 100 basis points would add $680,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.7 million at June 30, 2017 and $10.1 million at December 31, 2016. The unrestricted cash and cash equivalents are primarily held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $123.3 million (11.8 million shares) of our outstanding common stock through June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2017	11,006,773	$10.04	11,006,773	$24,496,732
April 1-30, 2017	100,000	17.26	100,000	$22,770,393
May 1-31, 2017	525,225	17.01	525,225	$13,837,858
June 1-30, 2017	121,800	17.49	121,800	$11,707,528
Ending balance as of June 30, 2017	11,753,798	$10.49	11,753,798

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date: August 3, 2017	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBITS INDEX

Exhibit Number	Description
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

3.4*	Certificate of Amendment to Certificate of Incorporation of Perficient, Inc.
3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1
Credit Agreement, dated as of June 9, 2017, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed June 12, 2017 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.
**	Included but not to be considered "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.