Form 10-K
period 2017-12-31
PERFICIENT INC
filed 2018-03-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $621,087,857 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2017.

As of February 20, 2018, there were 34,817,355 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2018, are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

 (1)    the impact of the general economy and economic uncertainty on our business;
(2)     risks associated with potential changes to federal, state, local and foreign laws, regulations and policies;
 (3)    risks associated with the operation of our business generally, including:
a)	client demand for our services and solutions;
b)	maintaining a balance of our supply of skills and resources with client demand;
c)	effectively competing in a highly competitive market;
d)	protecting our clients’ and our data and information;
e)	risks from international operations including fluctuations in exchange rates;
f)	changes to immigration policies;
g)	obtaining favorable pricing to reflect services provided;
h)	adapting to changes in technologies and offerings;
i)	risk of loss of one or more significant software vendors;
j)	making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
k)	maintaining effective internal controls; and
l)	changes to tax levels, audits, investigations, tax laws or their interpretation;
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

Our work enables clients to improve productivity and competitiveness; grow and strengthen relationships with customers, suppliers and partners; and reduce costs. Our solutions include analytics, custom applications, management consulting, commerce, content management, business integration, customer relationship management, portals and collaboration, platform implementations, business process management, enterprise data and business intelligence, enterprise performance management, enterprise mobile, cloud services, digital marketing, and DevOps, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, Internet-driven and competitive marketplace.

Through our experience in developing and delivering solutions for our clients, we believe we have acquired domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based and business-driven solutions methodology. We believe this approach enhances return on investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

We serve our clients from locations in multiple markets throughout North America and through domestic and global delivery centers by leveraging an experienced sales team that is connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of $500 million. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage.

During 2017, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring substantially all of the respective assets of RAS & Associates, LLC (“RAS”), in January and Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”), in June; expanding our technical skill and geographic base through the acquisitions of RAS and Clarity; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in India and China; and leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2017, 2016 and 2015. Approximately 94%, 95% and 96% of our total assets were located in the United States as of December 31, 2017, 2016 and 2015, respectively, with the remainder located in Canada, India, China, and the United Kingdom.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of RAS on January 3, 2017 enhanced and expanded the Company’s management consultancy in strategy, operations and business process optimization expertise in the Denver, Colorado market. Our acquisition of Clarity on June 22, 2017 enhanced and expanded the Company’s management consultancy in custom development, cloud implementation, and digital experience design on Microsoft platforms and devices and enabled us to deepen our penetration in the Chicago, Illinois market.

We provide services primarily to the healthcare (including pharma and life sciences), financial services (including banking and insurance), automotive and transport products, retail and consumer goods, manufacturing, electronics and computer hardware,  telecommunications,  business services, leisure, media and entertainment, and energy and utilities markets.

Our Solutions

We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure, and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

•
Custom Applications. We design, develop, implement, and integrate custom application solutions that deliver enterprise-specific functionality to meet the unique requirements and needs of our clients. Our substantial experience with platforms including J2EE, .NET, and open source enables enterprises of all types to leverage cutting-edge technologies to meet business-driven needs.

•
Management Consulting. Our management consulting experts communicate in a language that makes sense at all levels of the organization, translating corporate strategy into operational results by bridging the gaps that often exist between business and technology. Technology investments can be a critical piece of an overall strategic business plan, and we are able to translate that in business terms. We help our clients manage enterprise change, which is frequently in the context of large technology innovations and transformations. We offer services in many areas including: organizational change management; business analytics; project management; process excellence; and more.

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

•
Content Management. Our content management solutions enable the management of all unstructured information regardless of file type or format. Our solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications.

•
Business Integration. We help clients integrate fragmented, non-integrated systems and processes with a coherent architecture on which to rationalize and modernize legacy systems, automate and optimize business processes, and improve data quality and accessibility. We specialize in service-oriented architecture, application program interfaces (“APIs”),  business process management, event-driven architecture, complex event processing, master data management, and enterprise application integration, often using these technologies together to modernize legacy application architecture and support multi-channel user experiences such as portals, B2B (business to business) APIs, social media and mobility applications.

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

•
Portals and Collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals and social/collaboration solutions for our clients and their customers, employees, suppliers, partners, members, patients and others to help them connect to information, documents, and one another. These include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, commerce, content management and more. Our award-winning work includes multiple portal types built on many vendor platforms and features integration with a variety of technologies, social capabilities, and mobile sites.

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

•
Enterprise Data and Business Intelligence. Analytics provide the vehicle for driving meaningful, measurable, and sustainable improvement for the business. With the prevalence of complex, disconnected, and variable business processes, along with ever-expanding data, it is essential for organizations to leverage analytics to improve decision making and agility. We integrate relevant data and systems into a robust analytics strategy to help our clients create a 360-degree view of their customers and key performance metrics.

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

•
DevOps. DevOps stresses communication, collaboration, and integration of the various IT aspects required to deliver solutions for the business, and promotes innovation by radically speeding application delivery time. We help clients address DevOps from a strategy and change management perspective. We assess and mitigate risks, redesign communications and delivery processes, ensure higher quality, and support increased automation of critical IT tasks that limit productivity of key IT resources.

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

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include analytics, custom applications, management consulting, commerce, content management, business integration, customer relationship management, portals and collaboration, platform implementations, and business process management, among others. The platforms with which we have significant domain expertise and on which these solutions are built include IBM, Microsoft, Oracle, Salesforce, Adobe and Magento, among others.

•
Industry Expertise. We serve many of the world’s largest and most-respected companies with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), automotive and transport products, retail and consumer goods, manufacturing, electronics and computer hardware, telecommunications, business services, leisure, media and entertainment, and energy and utilities markets.

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

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many of our clients who continue to engage us for additional projects and serve as references for us. For the years ended December 31, 2017, 2016, and 2015, 92%, 86% and 87%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Solutions Provider and Global NSP Partner, an Oracle Platinum Partner, an Adobe Premium Partner, and a Salesforce Platinum Consulting Partner.  In 2017, we received multiple awards and recognition from our partners, including, among others:

·	IBM Beacon Award - Outstanding Enterprise Cloud Solution;
·	Microsoft Global Messaging Partner of the Year;
·	Microsoft Performance Partner of the Year; and
·	Microsoft U.S. EPG Office 365 Consumption Partner of the Year

•
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and, in addition, we operate global development centers in Chennai and Nagpur, India and Hangzhou, China. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft Oracle and Magento technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas. The facility in Chennai, India is also a recruiting and development facility used to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2017, we had 296 colleagues at the Nagpur, India facility, 242 colleagues at the Chennai, India facility,   210 colleagues at the Hangzhou, China facility, and 203 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•
Onshore Capability. The Company maintains a domestic delivery center (the “DDC”) in Lafayette, Louisiana. The DDC augments our offshore delivery centers in India and China, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the DDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle. As of December 31, 2017, we had 47 colleagues at the DDC.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;
•	boutique consulting firms, such as Prolifics and Avanade;
•	national consulting firms, such as Accenture, Deloitte Consulting, Publicis.Sapient, EPAM Systems, and Globant;
•	digital consulting firms/entities such as Accenture Interactive, Deloitte Digital, SapientRazorfish, Edgewater, and Computer Task Group;
•	in-house professional services organizations of software companies; and
•	offshore providers, such as Infosys Technologies Limited, Cognizant and Wipro Limited.

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

Employees

As of December 31, 2017, we had 3,024 employees, 2,362 of which were billable (excluding 216 billable subcontractors) and 446 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2017, we had a 101-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 86% of our services revenues are executed by our direct sales force.  In addition to our direct sales team, we also have 51 dedicated sales support employees, 39 general managers and 9 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Microsoft, Oracle, Adobe, Salesforce, and Magento. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

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

We face risks associated with potential changes to federal, state, local and foreign laws, regulations and policies.
Significant changes to various federal, state, local and foreign laws, regulations and policies to which the Company is subject are under consideration by applicable government administrations and agencies. If enacted, these changes may affect our business in a manner that currently cannot be reliably predicted. These uncertainties may include changes in laws, regulations and policies in areas such as corporate taxation (including but not limited to the recently enacted Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”)), international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

We provide services to various clients participating in the healthcare market. Certain cuts in U.S. government healthcare programs and other changes have been proposed and discussed. These cuts and changes may result in reduced expenditures by our healthcare customers on information technology projects, which could materially and adversely affect our business, results of operations or financial condition.

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

Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

•	political and economic instability, including in connection with the United Kingdom’s exit from the European Union;
•	global health conditions and potential natural disasters;
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

Approximately 9% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. We also operate recruiting and development facilities in India and China to continue to grow our base of H1-B foreign national colleagues. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change in connection with the change in administrations in the U.S. federal government. If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of these principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition, purchase accounting related fair value measurements, contingent consideration and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. These estimates and assumptions involve the use of our judgment and can be subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.

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

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our corporate provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded.  See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information regarding the disallowance of certain research credits claimed by the Company and the Company’s actions to assert such credits. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. Increases in the tax rate in any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws (particularly the 2017 Tax Act signed into law on December 22, 2017), treaties, or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position. This legislation will make significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate, limitations on certain corporate deductions and credits, and a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries among other changes. The changes included in the 2017 Tax Act are broad and complex.  The final transition impacts of the 2017 Tax Act may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative actions to address questions that arise because of the 2017 Tax Act, any changes in the accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. Certain of these changes could have a negative impact on our business. Additionally, adverse changes in the underlying profitability and financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.  See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information regarding the 2017 Tax Act.

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian Rupee, Chinese Yuan, Canadian dollar, British Pound and Euro, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Indian Rupee, Chinese Yuan, British Pound and Euro, against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

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

Our stock price and results of operations could fluctuate and be difficult to predict.

Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;
•	the effect of the recently enacted 2017 Tax Act;
•	general or industry-specific market conditions or changes in financial markets;
•	announcements by us or competitors about developments in our business or prospects;
•	projections or speculation about our business or that of competitors by the media or investment analysts; and
•	our ability to meet our growth and financial objectives, including with respect to our overall revenue growth, revenue growth for our priority emerging markets and earnings per share growth.

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

As of December 31, 2017, we had unrestricted cash and cash equivalents totaling $6.3 million and a borrowing capacity of $125.0 million, with $69.7 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $6.3 million of cash and cash equivalents at December 31, 2017, $3.9 million was held by our Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. As of December 31, 2017, $1.8 million in cash and cash equivalents was held by our Chinese subsidiary and is not considered indefinitely reinvested. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market since January 1, 2016.

	High	Low
Year Ending December 31, 2017:
First Quarter	$19.06	$16.80
Second Quarter	19.12	16.20
Third Quarter	19.74	16.70
Fourth Quarter	20.22	17.65

Year Ending December 31, 2016:
First Quarter	$21.92	$15.46
Second Quarter	21.71	19.37
Third Quarter	22.66	17.66
Fourth Quarter	20.14	14.15

On February 20, 2018, the last reported sale price of our common stock on The Nasdaq Global Select Market was $19.59 per share. There were approximately 359 stockholders of record of our common stock as of February 20, 2018, including 293 restricted account holders.

We have never declared or paid any cash dividends on our common stock. Our credit facility currently restricts the payment of cash dividends. See Note 9, Line of Credit, for further information regarding the restrictions. Any future determination as to the declaration and payment of dividends will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Prior to 2018, our Board of Directors authorized the repurchase of up to $135.0 million of our common stock. On February 20, 2018, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $160.0 million and extended the expiration date of the program to December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $135.0 million (12.4 million shares) of our outstanding common stock through December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance as of October 1, 2017	11,926,538	$10.59	11,926,538	$8,666,467
October 1-31, 2017	16,500	19.39	16,500	$8,346,459
November 1-30, 2017	260,536	18.69	260,536	$3,478,299
December 1-31, 2017	178,995	19.33	178,995	$17,691
Ending Balance as of December 31, 2017	12,382,569	$10.90	12,382,569

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2017, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of two acquisitions in 2017, one acquisition in 2016, and three acquisitions in each of 2015, 2014 and 2013.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:	(In thousands, except per share information)
Revenues	$485,261	$486,982	$473,621	$456,692	$373,325
Cost of revenues	$323,748	$335,702	$318,411	$307,357	$250,226
Selling, general and administrative	$108,192	$101,264	$99,963	$90,202	$77,601
Depreciation and amortization	$19,747	$18,238	$18,315	$18,187	$11,236
Acquisition costs	$1,359	$1,252	$1,235	$3,446	$2,297
Adjustment to fair value of contingent consideration	$3,235	$(1,679)	$445	$(1,463)	$287
Income from operations	$28,980	$32,205	$35,252	$38,963	$31,678
Net interest expense	$1,838	$1,636	$2,085	$1,438	$293
Net other (income) expense	$(1)	$60	$332	$5	$(112)
Income before income taxes	$27,143	$30,509	$32,835	$37,520	$31,497
Net income	$18,581	$20,459	$23,007	$23,163	$21,432
Basic net income per share	$0.56	$0.60	$0.69	$0.73	$0.71
Diluted net income per share	$0.55	$0.58	$0.67	$0.70	$0.67

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$6,307	$10,113	$8,811	$10,935	$7,018
Working capital (1)	$67,935	$76,446	$83,176	$76,276	$56,477
Property and equipment, net	$7,145	$8,888	$7,891	$7,966	$7,709
Goodwill and intangible assets, net	$356,304	$320,320	$322,791	$282,235	$218,997
Total assets	$499,060	$456,576	$474,364	$425,363	$324,958
Long-term debt	$55,000	$32,000	$56,000	$54,000	$19,000
Total stockholders’ equity	$366,351	$359,465	$348,810	$304,728	$259,490

(1) Working capital is total current assets less total current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include analytics, custom applications,  management consulting, commerce, content management, business integration, customer relationship management, portals and collaboration, platform implementations,  and business process management, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis. Fixed fee engagements represented approximately 8% of our services revenues for the year ended December 31, 2017 compared to 11% for each of the years ended December 31, 2016 and 2015. The decrease in fixed fee revenues is primarily attributable to an organic decrease in fixed fee engagements overall.  For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Amounts invoiced and collected in excess of revenues recognized are classified as deferred revenues. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized when earned and recorded within services revenues. On most projects, we are also reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of revenues. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses.

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

Cost of Revenues

Cost of revenues consists of cost of services, software and hardware costs, and reimbursable expenses.  Cost of services consists primarily of cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors and other unreimbursed project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment.

Our cost of services as a percentage of services revenues is affected by the utilization rates of our professionals (defined as the percentage of our professionals’ time billed to clients divided by the total available hours in the respective period), the salaries we pay our professionals, and the average billing rate we receive from our clients. If a project ends earlier than scheduled, we retain professionals in advance of receiving project assignments, or demand for our services declines, our utilization rate will decline and adversely affect our cost of services as a percentage of services revenues. Software and hardware costs as a percentage of software and hardware revenues (excluding internally developed software) are typically higher than cost of services as a percentage of services revenues, and the mix of services and software and hardware for a particular period can significantly impact our total combined cost of revenues as a percentage of total revenues for such period. In addition, software and hardware costs as a percentage of software and hardware revenues can fluctuate due to pricing and other competitive pressures.

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

United States Tax Reform

The 2017 Tax Act was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate tax rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements for a discussion of the Company’s repatriation of earnings from the Company’s Chinese subsidiary. The majority of the provisions will have an impact on Perficient beginning in fiscal years 2018 and 2019. However, there are certain transitional impacts of the 2017 Tax Act which affected the Company’s tax provision during the fourth quarter of 2017.  As part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries, which produced a $1.1 million tax expense payable over eight years. As a result, a $0.1 million current liability and a $1.0 million non-current liability were recorded in the Company’s consolidated financial statements during the fourth quarter of 2017.  The reduction of the federal corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%.  The reduction in the corporate tax rate resulted in a provisional net tax credit of $3.3 million for the fourth quarter of 2017.  In addition, as a result of the 2017 Tax Act, changes to the net tax cost of certain China dividends repatriated during 2017 created a $1.6 million tax credit during the fourth quarter of 2017.

 There were no specific impacts of the 2017 Tax Act that could not be reasonably estimated which the Company accounted for under prior tax law.  However, the SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. We currently anticipate finalizing and recording any resulting adjustments within a year of the enactment date. See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information regarding the 2017 Tax Act.

Revenue Recognition Standard Adopted January 1, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method, which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity, as will be fully presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The Company has determined that the most significant impact upon adoption is to third-party software and hardware revenue, which has primarily been recorded on a gross basis as the principal in the transaction through December 31, 2017 and will be presented on a net basis as the agent as of January 1, 2018. Had the Company historically presented third-party software and hardware revenues on a net basis, software and hardware revenues would have been $5.3 million, $6.4 million, and $5.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.  As the Company adopted ASU No. 2014-09 using the modified retrospective method, the gross versus net presentation will not impact the historical presentation, but will impact the 2018 presentation. Additionally, as the agent, revenue from multi-year sales of third-party software and support will be recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. The impact from this timing change is expected to be immaterial. Variable consideration related to service contracts, such as volume discounts and holdbacks, may be recognized earlier under the new standard, and the Company is currently evaluating the impact of this change on contracts that are open as of December 31, 2017. The adoption of ASU No. 2014-09 and its amendments will also result in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2017	2016	2015
Services revenues	89.5%	85.9%	86.9%
Software and hardware revenues	8.0	10.3	9.8
Reimbursable expenses	2.5	3.8	3.3
Total revenues	100.0	100.0	100.0
Cost of revenues (depreciation and amortization, shown separately below):
Cost of services	57.3	56.2	55.2
Software and hardware costs	6.9	8.9	8.7
Reimbursable expenses	2.5	3.8	3.3
Total cost of revenues	66.7	68.9	67.2
Selling, general and administrative	22.3	20.8	21.1
Depreciation and amortization	4.1	3.7	3.9
Acquisition costs	0.3	0.3	0.3
Adjustment to fair value of contingent consideration	0.7	(0.3)	0.1
Income from operations	6.0	6.6	7.4
Net interest expense	0.4	0.3	0.4
Net other expense	0.0	0.0	0.1
Income before income taxes	5.6	6.3	6.9
Provision for income taxes	1.8	2.1	2.0
Net income	3.8%	4.2%	4.9%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Total revenues decreased less than 1% to $485.3 million for the year ended December 31, 2017 from $487.0 million for the year ended December 31, 2016.

	Financial Results			Explanation for Increases (Decreases) Over Prior Year Period
	(in thousands)			(in thousands)
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services Revenues	$434,253	$418,589	$15,664	$33,607	$(17,943)
Software and Hardware Revenues	38,642	49,954	(11,312)	-	(11,312)
Reimbursable Expenses	12,366	18,439	(6,073)	440	(6,513)
Total Revenues	$485,261	$486,982	$(1,721)	$34,047	$(35,768)

Services revenues increased 4% to $434.3 million for the year ended December 31, 2017 from $418.6 million for the year ended December 31, 2016. The increase in services revenues was primarily due to acquisitions. Services revenues attributable to our base business decreased $17.9 million while services revenues attributable to acquired companies was $33.6 million, resulting in a total increase of $15.7 million.

Software and hardware revenues decreased 23% to $38.6 million for the year ended December 31, 2017 from $50.0 million for the year ended December 31, 2016 primarily due to a decrease in initial and renewal software license sales. Reimbursable expenses decreased 33% to $12.4 million for the year ended December 31, 2017 from $18.4 million for the year ended December 31, 2016 primarily as a result of a higher mix of projects performed in our offices and lower media buy expenses passed through to customers of $2.6 million.  We do not realize any profit on reimbursable expenses.

    Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 4% to $323.7 million for the year ended December 31, 2017 from $335.7 million for the year ended December 31, 2016.  The decrease in cost of revenues is primarily related to software and hardware costs which decreased 24% to $33.3 million for the year ended December 31, 2017 from $43.6 million for the year ended December 31, 2016, as a result of the decrease in software license sales. Software and hardware costs as a percentage of software and hardware revenues was 86.2% for the year ended December 31, 2017 and 87.2% for the year ended December 31, 2016. Services revenue costs increased 2% to $278.1 million for the year ended December 31, 2017 from $273.7 million for the year ended December 31, 2016 due to an increase in service revenue as noted above. Services costs as a percentage of services revenues decreased to 64.0% for the year ended December 31, 2017 from 65.4% for the year ended December 31, 2016 primarily driven by improvements in the North American average bill rate and utilization, as well as a $1.0 million cost reduction related to labor incentives earned by the Company’s Louisiana and China operations.  The average bill rate for our professionals decreased to $126 per hour for the year ended December 31, 2017 from $127 per hour for the year ended December 31, 2016 primarily due to the impact of a higher mix of lower bill rate offshore resources.

Selling, General and Administrative. SG&A expenses increased 7% to $108.2 million for the year ended December 31, 2017 from $101.3 million for the year ended December 31, 2016 primarily due to acquisitions completed during the first half of 2017 and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of total revenues, increased to 22.3% for the year ended December 31, 2017 from 20.8% for the year ended December 31, 2016.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Increase (Decrease)	Percentage Change
Sales-related costs	$30.3	$28.4	$1.9	7%
Salary expense	26.3	25.3	1.0	4
Stock compensation expense	9.3	8.9	0.4	4
Office costs	9.2	8.9	0.3	3
Marketing expense	5.9	5.6	0.3	5
Variable compensation expense	5.2	2.0	3.2	160
Recruiting expense	5.1	5.7	(0.6)	(11)
Bad debt expense	0.9	1.1	(0.2)	(18)
Other	16.0	15.4	0.6	4
Total	$108.2	$101.3	$6.9	7%

Depreciation. Depreciation expense decreased 3% to $4.7 million for the year ended December 31, 2017 from $4.9 million for the year ended December 31, 2016. The decrease in depreciation expense is primarily attributable to certain property and equipment becoming fully depreciated. Depreciation expense as a percentage of total revenues was 1.0% for each of the years ended December 31, 2017 and 2016.

Amortization. Amortization expense increased 12% to $15.0 million for the year ended December 31, 2017 from $13.4 million for the year ended December 31, 2016. The increase in amortization expense was due to the addition of intangible assets from the 2016 and 2017 acquisitions, partially offset by intangible assets from previous acquisitions becoming fully amortized. Amortization expense as a percentage of total revenues was 3.1% for the year ended December 31, 2017 and 2.7% for the year ended December 31, 2016.

Acquisition Costs. Acquisition-related costs of $1.4 million were incurred during 2017 compared to $1.3 million during 2016. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An unfavorable adjustment of $3.2 million was recorded during the year ended December 31, 2017 which represents the net impact of the fair market value adjustments to the Clarity, RAS, and Bluetube revenue and  earnings-based contingent consideration liabilities in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Bluetube and Clarity. A favorable adjustment of $1.7 million was recorded during the year ended December 31, 2016 which represents the net impact of the fair market value adjustments to the Enlighten revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon, Market Street, Enlighten and Bluetube.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate decreased to 31.5% for the year ended December 31, 2017 from 32.9% for the year ended December 31, 2016. The decrease in the effective rate is primarily due to the effects of certain foreign withholding taxes, a foreign toll charge on historic foreign earnings, and a revaluation of ending deferred income tax caused by passage of the 2017 Tax Act. These favorable items were partially offset by an increase in our unrecognized tax benefits. See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information regarding the 2017 Tax Act.

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

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 5% to $335.7 million for the year ended December 31, 2016 from $318.4 million for the year ended December 31, 2015.  The increase in cost of revenues is primarily related to costs associated with services revenues which increased 5% to $273.7 million for the year ended December 31, 2016 from $261.7 million for the year ended December 31, 2015 due to an increase in revenue as noted above. Services costs as a percentage of services revenues increased to 65.4% for the year ended December 31, 2016 from 63.6% for the year ended December 31, 2015 primarily driven by a decrease in the average bill rate of our professionals, in addition to higher salaries and subcontractor costs.  The average bill rate decreased to $127 per hour for the year ended December 31, 2016 from $134 per hour for the year ended December 31, 2015 primarily due to the impact of a higher mix of lower bill rate offshore resources combined with a 1% reduction in the North American employee bill rate. Software and hardware costs increased 6% to $43.6 million for the year ended December 31, 2016 from $41.2 million for the year ended December 31, 2015, as a result of the increase in software license sales. Software and hardware costs as a percentage of software and hardware revenues was 87.2% for the year ended December 31, 2016 and 88.3% for the year ended December 31, 2015.

Selling, General and Administrative. SG&A expenses increased 1% to $101.3 million for the year ended December 31, 2016 from $100.0 million for the year ended December 31, 2015 primarily due to acquisitions completed during the second half of 2015 and October 2016 and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of total revenues, decreased to 20.8% for the year ended December 31, 2016 from 21.1% for the year ended December 31, 2015.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	Increase (Decrease)	Percentage Change
Sales-related costs	$28.4	$29.1	$(0.7)	(2)%
Salary expense	25.3	23.9	1.4	6
Stock compensation expense	8.9	8.7	0.2	2
Office costs	8.9	8.2	0.7	9
Recruiting expense	5.7	6.0	(0.3)	(5)
Marketing expense	5.6	5.6	0.0	0
Variable compensation expense	2.0	3.4	(1.4)	(41)
Bad debt expense	1.1	0.4	0.7	175
Other	15.4	14.7	0.7	5
Total	$101.3	$100.0	$1.3	1%

Depreciation. Depreciation expense increased 8% to $4.9 million for the year ended December 31, 2016 from $4.5 million for the year ended December 31, 2015. The increase in depreciation expense is primarily attributable to an increase in capital expenditures to support our growth. Depreciation expense as a percentage of total revenues was 1.0% and 0.9% for the years ended December 31, 2016 and 2015, respectively.

Amortization. Amortization expense decreased 3% to $13.4 million for the year ended December 31, 2016 from $13.8 million for the year ended December 31, 2015. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized partially offset by the addition of intangible assets from the 2015 and 2016 acquisitions. Amortization expense as a percentage of total revenues was 2.7% for the year ended December 31, 2016 and 2.9% for the year ended December 31, 2015.

Acquisition Costs. Acquisition-related costs of $1.3 million were incurred during 2016 compared to $1.2 million during 2015. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. A favorable adjustment of $1.7 million was recorded during the year ended December 31, 2016 which represents the net impact of the fair market value adjustments to the Enlighten revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon, Market Street, Enlighten and Bluetube. An adjustment of $0.4 million was recorded during the year ended December 31, 2015 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisitions of the Zeon, Market Street, and Enlighten.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 32.9% for the year ended December 31, 2016 from 29.9% for the year ended December 31, 2015. The increase in the effective rate is primarily due to an additional research and development tax credit recorded during the year ended December 31, 2015 related to the finalization of the Company’s 2014 research and development tax assessment. The increase in the effective rate year ended December 31, 2016 was partially offset by an incremental research and development tax credit related to the current year and a favorable impact related to the early adoption of ASU No. 2016-09. See Note 2, Summary of Significant Accounting Policies-Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements for additional information regarding the adoption of ASU No. 2016-09.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2017	2016	2015
Cash and cash equivalents (1)	$6.3	$10.1	$8.8
Working capital (including cash and cash equivalents) (2)	$67.9	$76.4	$83.2
Amounts available under credit facilities	$69.7	$93.0	$69.0

(1) The balance at December 31, 2017 includes $3.9 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless deemed repatriated.  We currently do not plan or foresee a need to repatriate such funds.  The balance also includes $1.8 million in cash held in our Chinese subsidiary.  During the year ended December 31, 2017, the Company determined that the Chinese subsidiary’s earnings were no longer permanently reinvested and repatriated a total of approximately $9.6 million in cash to the U.S. parent in the second and third quarters of 2017.  See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements for a discussion of the Company’s repatriation of earnings from the Company’s Chinese subsidiary.

(2) Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $55.2 million compared to $63.3 million and $44.7 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, the components of operating cash flows were net income of $18.6 million plus net non-cash charges of $33.2 million and reductions in net operating assets of $3.5 million. The primary components of operating cash flows for the year ended December 31, 2016 were net income of $20.5 million plus net non-cash charges of $34.9 million and reductions in net operating assets of $7.9 million, primarily driven by reductions in accounts receivable. The primary components of operating cash flows for the year ended December 31, 2015 were net income of $23.0 million plus net non-cash charges of $31.9 million and investments in net operating assets of $10.2 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2017, we used $37.9 million for acquisitions and $4.3 million to purchase property and equipment and to develop software. During the year ended December 31, 2016, we used $7.5 million for acquisitions and $6.1 million to purchase property and equipment and to develop software. During the year ended December 31, 2016, we also purchased and subsequently sold short-term investments of $0.9 million and settled $2.8 million of Company-owned life insurance (“COLI”) policies, the proceeds of which were used to fund new COLI policies. For the year ended December 31, 2015, we used $37.8 million for acquisitions (net of cash acquired) and $4.4 million to purchase property and equipment and to develop software.

Net Cash Provided By Financing Activities

For the year ended December 31, 2017, we received proceeds of $275.0 million from our line of credit and $0.1 million in proceeds from the sales of stock through the Employee Stock Purchase Plan. In 2017, we made payments of $252.0 million on our line of credit, used $32.6 million to repurchase shares of our common stock through the stock repurchase program and used $4.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $3.3 million to settle the contingent consideration for the purchase of Market Street, Enlighten and Bluetube and paid $0.4 million in fees related to our credit facility. For the year ended December 31, 2016, we received proceeds of $208.5 million from our line of credit and $0.2 million in proceeds from the sales of stock through the Employee Stock Purchase Plan. In 2016, we made payments of $232.5 million on our line of credit, used $18.0 million to repurchase shares of our common stock through the stock repurchase program and used $3.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $2.1 million to settle the contingent consideration for the purchase of Zeon and paid $0.2 million in fees related to our credit facility. For the year ended December 31, 2015, we received proceeds of $266.5 million from our line of credit and we realized a tax benefit of $1.4 million related to the vesting of stock awards and stock option exercises plus $0.3 million in proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan. In 2015, we made payments of $264.5 million on our line of credit, used $5.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, used $2.8 million to repurchase shares of our common stock through the stock repurchase program and paid $0.2 million in fees related to our credit facility.

 Availability of Funds from Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the “Prior Credit Agreement”). The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes. In connection with the new agreement, the Company wrote off $0.2 million in unamortized credit facility fees associated with the Prior Credit Agreement, which was included in “Net interest expense” on the Consolidated Statements of Operations during the year ended December 31, 2017. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2017, the Company had one outstanding letter of credit for $0.3 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (4.50% on December 31, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.56% on December 31, 2017) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2017, the Company had $69.7 million of unused borrowing capacity.

At December 31, 2017, we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2018, our Board of Directors authorized the repurchase of up to $135.0 million of our common stock. On February 20, 2018, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $160.0 million and extended the expiration date of the program to December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions.  The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $135.0 million (12.4 million shares) of our outstanding common stock through December 31, 2017.

Contractual Obligations

For the year ended December 31, 2017, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2017, there was $55.0 million outstanding under the Credit Agreement as compared to $32.0 million outstanding under the Prior Credit Agreement as of December 31, 2016. The amounts under the Credit Agreement are classified as “Long-term debt” within the Consolidated Balance Sheets and will become due and payable no later than the final maturity date of June 9, 2022.

We have incurred commitments to make future payments under contracts such as leases and the Credit Agreement. Maturities under these contracts are set forth in the following table as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$29,484	$6,535	$12,611	$7,368	$2,970
Software license purchase obligation	835	835	-	-	-
Total debt	55,000	-	-	55,000	-
Total	$85,319	$7,370	$12,611	$62,368	$2,970

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2017 of $6.3 million, approximately $3.9 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2017, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $4.9 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.2 million. See Note 10, Income Taxes, in the Notes to Consolidated Financial Statements for a discussion of the Company’s repatriation of earnings from the Company’s Chinese subsidiary.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and income taxes.

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

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risk inherent in the cash flows. The approach to valuing the contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured. Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation within 12 months of the acquisition date as certain initial accounting valuation estimates are finalized.

Income Taxes

The Company calculates and provides for income taxes in each jurisdiction in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company has established liabilities or reduced assets for uncertain tax positions when it believes those tax positions are not more likely than not of being sustained if challenged. The Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances each quarter. On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  See Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements for additional information regarding the 2017 Tax Act.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2017, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 11, Financial Instruments, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2017, there was $55.0 million outstanding and $69.7 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $55.0 million outstanding on the line of credit as of December 31, 2017, an increase in the interest rate of 100 basis points would add $550,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $6.3 million at December 31, 2017 and $10.1 million at December 31, 2016. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$6,307	$10,113
Accounts receivable, net	112,194	103,702
Prepaid expenses	4,470	3,353
Other current assets	6,237	5,331
Total current assets	129,208	122,499
Property and equipment, net	7,145	8,888
Goodwill	305,238	275,205
Intangible assets, net	51,066	45,115
Other non-current assets	6,403	4,869
Total assets	$499,060	$456,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,196	$18,416
Other current liabilities	38,077	27,637
Total current liabilities	61,273	46,053
Long-term debt	55,000	32,000
Other non-current liabilities	16,436	19,058
Total liabilities	$132,709	$97,111

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Common stock (par value $.001 per share; 100,000,000 shares authorized and 47,370,945 shares issued and 33,249,665 shares outstanding as of December 31, 2017; 50,000,000 shares authorized and 45,895,086 shares issued and 33,865,688 shares outstanding as of December 31, 2016)	$47	$46
Additional paid-in capital	403,906	379,094
Accumulated other comprehensive loss	(1,822)	(2,743)
Treasury stock, at cost (14,121,280 shares as of December 31, 2017; 12,029,398 shares as of December 31, 2016)	(163,871)	(126,442)
Retained earnings	128,091	109,510
Total stockholders’ equity	366,351	359,465
Total liabilities and stockholders’ equity	$499,060	$456,576

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Revenues:	(In thousands, except per share information)
Services	$434,253	$418,589	$411,469
Software and hardware	38,642	49,954	46,622
Reimbursable expenses	12,366	18,439	15,530
Total revenues	485,261	486,982	473,621
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	278,087	273,682	261,711
Software and hardware costs	33,295	43,581	41,170
Reimbursable expenses	12,366	18,439	15,530
Total cost of revenues	323,748	335,702	318,411

Selling, general, and administrative	108,192	101,264	99,963
Depreciation	4,722	4,867	4,496
Amortization	15,025	13,371	13,819
Acquisition costs	1,359	1,252	1,235
Adjustment to fair value of contingent consideration	3,235	(1,679)	445
Income from operations	28,980	32,205	35,252

Net interest expense	1,838	1,636	2,085
Net other (income) expense	(1)	60	332
Income before income taxes	27,143	30,509	32,835
Provision for income taxes	8,562	10,050	9,828

Net income	$18,581	$20,459	$23,007

Basic net income per share	$0.56	$0.60	$0.69
Diluted net income per share	$0.55	$0.58	$0.67
Shares used in computing basic net income per share	33,016	34,023	33,408
Shares used in computing diluted net income per share	34,066	35,001	34,324

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$18,581	$20,459	$23,007
Other comprehensive income (loss), net of reclassification adjustments:
Foreign benefit plan	88	(34)	-
Foreign currency translation adjustment	833	(834)	(1,224)
Comprehensive income	$19,502	$19,591	$21,783

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2014	32,855	$43	$334,645	$(651)	$(95,353)	$66,044	$304,728
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	26	-	337	-	-	-	337
Net tax benefit from stock option exercises and restricted stock vesting	-	-	1,335	-	-	-	1,335
Stock compensation related to restricted stock vesting and retirement savings plan contributions	893	-	13,110	-	-	-	13,110
Purchases of treasury stock and buyback of shares for taxes	(411)	-	-	-	(7,844)	-	(7,844)
Issuance of stock for acquisitions	1,031	2	15,359	-	-	-	15,361
Net income	-	-	-	-	-	23,007	23,007
Foreign currency translation adjustment	-	-	-	(1,224)	-	-	(1,224)
Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	10	-	197	-	-	-	197
Stock compensation related to restricted stock vesting and retirement savings plan contributions	753	1	13,973	-	-	-	13,974
Purchases of treasury stock and buyback of shares for taxes	(1,213)	-	-	-	(21,746)	-	(21,746)
Surrender of stock in conjunction with net working capital settlement	(86)	-	-	-	(1,499)	-	(1,499)
Issuance of stock for acquisitions	8	-	138	-	-	-	138
Net income	-	-	-	-	-	20,459	20,459
Foreign benefit plan	-	-	-	(34)	-	-	(34)
Foreign currency translation adjustment	-	-	-	(834)	-	-	(834)
Balance at December 31, 2016	33,866	$46	$379,094	$(2,743)	$(126,442)	$109,510	$359,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	8	-	135	-	-	-	135
Stock compensation related to restricted stock vesting and retirement savings plan contributions	784	-	14,096	-	-	-	14,096
Purchases of treasury stock and buyback of shares for taxes	(2,058)	-	-	-	(36,797)	-	(36,797)
Surrender of stock in conjunction with net working capital settlement	(34)	-	-	-	(632)	-	(632)
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	684	1	10,581	-	-	-	10,582
Net income	-	-	-	-	-	18,581	18,581
Foreign benefit plan	-	-	-	88	-	-	88
Foreign currency translation adjustment	-	-	-	833	-	-	833
Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES	(In thousands)
Net income	$18,581	$20,459	$23,007
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,722	4,867	4,496
Amortization	15,025	13,371	13,819
Deferred income taxes	(4,140)	4,390	1,497
Non-cash stock compensation and retirement savings plan contributions	14,096	13,974	13,110
Tax benefit from stock option exercises and restricted stock vesting	-	-	(1,432)
Adjustment to fair value of contingent consideration for purchase of business	3,235	(1,679)	445
Write-off unamortized credit facility fees	246	-	-

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,003)	16,905	3,512
Other assets	(1,775)	(467)	(448)
Accounts payable	4,780	(377)	(3,242)
Other liabilities	3,454	(8,142)	(10,043)
Net cash provided by operating activities	55,221	63,301	44,721

INVESTING ACTIVITIES
Purchase of property and equipment	(3,361)	(4,087)	(3,356)
Capitalization of internally developed software costs	(961)	(1,964)	(1,035)
Purchase of short-term investments	-	(869)	-
Proceeds from sale of short-term investments	-	853	-
Proceeds from settlement of company-owned life insurance	-	2,792	-
Payments to fund company-owned life insurance	-	(2,792)	-
Purchase of businesses, net of cash acquired	(37,886)	(7,464)	(37,848)
Net cash used in investing activities	(42,208)	(13,531)	(42,239)

FINANCING ACTIVITIES
Proceeds from line of credit	275,000	208,500	266,500
Payments on line of credit	(252,000)	(232,500)	(264,500)
Payments for credit facility financing fees	(355)	(194)	(193)
Payment of contingent consideration for purchase of business	(3,258)	(2,144)	-
Tax benefit from stock option exercises and restricted stock vesting	-	-	1,432
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	135	197	337
Purchases of treasury stock	(32,601)	(18,023)	(2,840)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,196)	(3,723)	(5,004)
Net cash used in financing activities	(17,275)	(47,887)	(4,268)
Effect of exchange rate on cash and cash equivalents	456	(581)	(338)
Change in cash and cash equivalents	(3,806)	1,302	(2,124)
Cash and cash equivalents at beginning of period	10,113	8,811	10,935
Cash and cash equivalents at end of period	$6,307	$10,113	$8,811

Supplemental disclosures:
Cash paid for income taxes	$9,074	$5,038	$9,944
Cash paid for interest	$1,551	$1,487	$2,005
Non-cash activities:
Stock issued for purchase of businesses (including settlement of contingent consideration)	$9,429	$96	$15,361
Stock surrendered by sellers in conjunction with net working capital settlement	$572	$1,499	$-
Liability incurred for purchase of property, plant and equipment	$-	$1,671	$-

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes (“ASC Subtopic 740-10”), and ASC Section 740-10-25, Income Taxes – Recognition (“ASC Section 740-10-25”).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Section 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Section 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions.   On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  See Note 10, Income Taxes, for additional information regarding the 2017 Tax Act.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment.  Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2017, 2016 or 2015.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.  Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  No impairment of intangible assets were recorded for 2017, 2016 or 2015.

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The approach to valuing the contingent consideration associated with the purchase price also uses similar unobservable factors such as; projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent considerations is measured.  Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation within 12 months of the acquisition date as certain initial accounting valuation estimates are finalized.

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

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. The Company also has one reporting unit for purposes of the goodwill impairment analysis discussed above. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2017, 2016 and 2015.  Less than 2% of the Company’s non-current assets were located outside the United States for each of the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity, as will be fully presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The Company has determined that the most significant impact upon adoption is to third-party software and hardware revenue, which has primarily been recorded on a gross basis as the principal in the transaction through December 31, 2017 and will be presented on a net basis as the agent as of January 1, 2018. Had the Company historically presented third-party software and hardware revenues on a net basis, software and hardware revenues would have been $5.3 million, $6.4 million, and $5.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.  As the Company adopted ASU No. 2014-09 using the modified retrospective method, the gross versus net presentation will not impact the historical presentation but will impact the 2018 presentation. Additionally, as the agent, revenue from multi-year sales of third-party software and support will be recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. The impact from this timing change is expected to be immaterial. Variable consideration related to service contracts, such as volume discounts and holdbacks, may be recognized earlier under the new standard, and the Company is currently evaluating the impact of this change on contracts that are open as of December 31, 2017. The adoption of ASU No. 2014-09 and its amendments will also result in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2017	2016	2015
Net income	$18,581	$20,459	$23,007
Basic:
Weighted-average shares of common stock outstanding	33,016	34,023	33,408
Shares used in computing basic net income per share	33,016	34,023	33,408

Effect of dilutive securities:
Restricted stock subject to vesting	488	493	466
Contingently issuable shares (1)	-	2	2
Shares issuable for acquisition consideration (2)	562	483	448
Shares used in computing diluted net income per share	34,066	35,001	34,324

Basic net income per share	$0.56	$0.60	$0.69
Diluted net income per share	$0.55	$0.58	$0.67

Anti-dilutive options and restricted stock not included in the calculation of diluted net income per share	88	-	28

(1)
For the year ended December 31, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”) pursuant to the Asset Purchase Agreement. For the year ended December 31, 2015, this represents the Company’s estimate of shares to be issued to Zeon pursuant to the Asset Purchase Agreement.

(2)
For the year ended December 31, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); (iv) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); and (v) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”), as part of the consideration. For the year ended December 31, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. (“Market Street”); and (iv) the Asset Purchase Agreement with Enlighten as part of the consideration. For the year ended December 31, 2015, this represents the shares held in escrow pursuant to: (i) the Agreement and Plan of Merger with ForwardThink Group Inc. (“ForwardThink”); (ii) the Asset Purchase Agreement with BioPharm; (iii) the Asset Purchase Agreement with Trifecta Technologies, Inc. and Trifecta Technologies Canada, Limited (together “Trifecta”); (iv) the Asset Purchase Agreement with Zeon; (v) the Stock Purchase Agreement for Market Street and (vi) the Asset Purchase Agreement with Enlighten as part of the consideration.

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2017, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 5% of total revenues excluding reimbursable expenses for the year ended December 31, 2017, approximately 6% of total revenues excluding reimbursable expenses for the year ended December 31,2016, and approximately 4% of total revenues excluding reimbursable expenses for the year ended December 31, 2015.

5. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Internal Revenue Code of 1986, as amended (the “Code”). The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For  2017, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $4.9 million, $4.8 million, and $4.6 million of expense for the matching cash and Company stock contribution in  2017, 2016, and 2015, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2017 and 2016, the deferred compensation liability balance was $4.7 million and $3.9 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies. During the year ended December 31, 2016, the Company settled its current COLI policies and funded new COLI policies with a different insurance provider.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2017 and 2016, the defined benefit plan liability, which is unfunded was immaterial.

6. Business Combinations

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

The Company’s total allocable purchase price consideration was $9.1 million. The purchase price was comprised of $7.2 million in cash paid increased by $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration. Bluetube realized the maximum cash payout pursuant to the Asset Purchase Agreement and, as a result, the Company recorded a pre-tax adjustment of $0.8 million in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations during the year ended December 31, 2017 and paid $2.7 million in contingent consideration in August 2017. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

2017 Acquisitions

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The acquisition of RAS expands the Company’s expertise in management consulting offerings with additional strategy, operations and business process optimization.

The Company’s total allocable purchase price consideration was $10.4 million. The purchase price was comprised of $7.1 million in cash paid and $2.1 million in Company common stock issued at closing reduced by $0.6 million as a result of a net working capital adjustment settled in Company common stock surrendered by RAS in September 2017. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $3.8 million. As of December 31, 2017, the Company’s best estimate of the fair value of the contingent consideration is zero. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $1.8 million during year ended December 31, 2017. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

Acquisition of Clarity

On June 22, 2017, the Company acquired substantially all of the assets of Clarity, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Clarity enhanced and expanded the Company’s management consultancy in custom development, cloud implementation, and digital experience design on Microsoft platforms and devices and enabled us to deepen our penetration in the Chicago, Illinois market.

The Company’s total allocable purchase price consideration was $41.7 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing reduced by $0.4 million for an estimated net working capital settlement due from the seller. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $9.2 million. As of December 31, 2017, the Company’s best estimate of the fair value of the contingent consideration is $8.1 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $4.0 million during year ended December 31, 2017.  The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

As part of the consideration paid for the acquisition of Clarity, the Company issued common stock to owners of Clarity who are continuing with the Company with restrictions that limit the ability to sell the common stock and that lapse over a certain service period, or over an accelerated period upon meeting specified employment milestones. As such, $0.9 million of the common stock value was attributed to future compensation and recorded as an asset within “Other current assets” and “Other non-current assets” in the Consolidated Balance Sheet as of December 31, 2017, to be amortized over the requisite service period.

The Company allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$6.0
Acquired intangible assets	15.0
Liabilities assumed	(3.6)
Goodwill	24.3
Total purchase price	$41.7

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $22.1 million.

The following table presents details of the intangible assets acquired during the year ended December 31, 2017 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	6 years	$16.8
Customer backlog	1 year	3 months - 1 year	1.9
Non-compete agreements	5 years	2 - 5 years	0.7
Trade name	1 year	1 year	0.1
Internally developed software	4 years	4 years	0.6
Total acquired intangible assets			$20.1

The results of the 2016 and 2017 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of the RAS and Clarity acquisitions included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2017 are as follows (in thousands):

Acquisition Date to December 31, 2017
Revenues	$26,733
Net income	$2,634

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 acquisitions for the year ended December 31, 2017 and the 2016 and 2017 acquisitions for the year ended December 31, 2016, after giving effect to certain pro-forma adjustments and assuming the 2017 acquisitions were acquired as of the beginning of 2016 and assuming the 2016 acquisitions were acquired as of the beginning of 2015.

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

	December 31,
	2017	2016
Revenues	$500,436	$525,915
Net income	$23,899	$19,203
Basic net income per share	$0.71	$0.56
Diluted net income per share	$0.70	$0.54
Shares used in computing basic net income per share	33,455	34,271
Shares used in computing diluted net income per share	34,298	35,676

7. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):
	Year Ended December 31,
	2017	2016
Balance, beginning of year	$275,205	$269,383
Purchase price allocations for acquisitions (Note 6)	29,756	5,716
Purchase accounting adjustments	-	195
Effect of foreign currency translation adjustments	277	(89)
Balance, end of year	$305,238	$275,205

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$75,407	$(32,307)	$43,100	$67,648	$(30,458)	$37,190
Non-compete agreements	1,556	(707)	849	1,018	(557)	461
Customer backlog	1,650	(866)	784	390	(195)	195
Trade name	100	(53)	47	30	(7)	23
Internally developed software	11,325	(5,039)	6,286	11,342	(4,096)	7,246
Total	$90,038	$(38,972)	$51,066	$80,428	$(35,313)	$45,115

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 – 10 years
Non-compete agreements	2 – 5 years
Customer backlog	6 – 12 months
Trade name	1 year
Internally developed software	1 – 7 years

Total amortization expense for the years ended December 31, 2017, 2016, and 2015 was approximately $15.0 million, $13.4 million, and $13.8 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2018	$14,180
2019	$12,317
2020	$9,236
2021	$7,098
2022	$5,752
Thereafter	$2,483

8. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Incentive Plan was increased by 2.0 million shares on June 14, 2017 after the Company’s stockholders approved the increase at the Company’s 2017 annual meeting of stockholders. Following the increase, the Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2017, there were 2.9 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2017 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2016	1,403	$17.52
Awards granted (1)	831	$18.68
Awards vested (2)	(651)	$18.00
Awards forfeited	(147)	$16.16
Restricted stock awards outstanding at December 31, 2017	1,436	$18.12

(1)	The weighted average grant date fair value of shares granted during 2016 and 2015 was $16.79 and $18.49, respectively.
(2)	The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $12.0 million, $10.8 million and $14.2 million, respectively.

The Company recognized $14.7 million, $14.2 million, and $13.5 million of share-based compensation expense during 2017, 2016 and 2015, respectively, which included $2.5 million, $2.4 million, and $2.2 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2017, 2016 and 2015 was $4.6 million, $4.3 million, and $4.2 million, respectively. As of December 31, 2017, there was $19.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2017, approximately 7,681 shares were purchased under the ESPP.

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

9. Line of Credit

On June 9, 2017, the Company entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the “Prior Credit Agreement”). The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes. In connection with the new agreement, the Company wrote off $0.2 million in unamortized credit facility fees associated with the Prior Credit Agreement, which was included in “Net interest expense” on the Consolidated Statements of Operations during the year ended December 31, 2017. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2017, the Company had one outstanding letter of credit for $0.3 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (4.50% on December 31, 2017) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.56% on December 31, 2017) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2017, the Company had $69.7 million of unused borrowing capacity.

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

At December 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

10. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $2.5 million on the Company’s 2011, 2012 and 2013 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through December 31, 2017 is $8.9 million.

As of December 31, 2017, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $1.9 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$9,095	$3,733	$6,394
State	1,262	720	772
Foreign	2,345	1,207	1,165
Total current	12,702	5,660	8,331

Deferred:
Federal	(3,726)	3,487	1,057
State	(684)	642	170
Foreign	270	261	270
Total deferred	(4,140)	4,390	1,497
Total provision for income taxes	$8,562	$10,050	$9,828

The components of pretax income for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$21,285	$24,564	$26,958
Foreign	5,858	5,945	5,877
Total	$27,143	$30,509	$32,835

For the years ended December 31, 2017, 2016, and 2015 foreign operations included India, China, Canada and the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued liabilities	$2,027	$1,710
Bad debt reserve	328	497
Net operating losses	483	893
Deferred compensation	2,579	3,851
Intangibles	4,097	3,624
Total deferred tax assets	9,514	10,575
Deferred tax liabilities:
Prepaid expenses	902	965
Accounting method change	1,366	3,096
Goodwill and intangibles	13,975	18,172
Fixed assets	631	1,195
Total deferred tax liabilities	16,874	23,428
Net deferred tax liability	$7,360	$12,853

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	3.9	4.0
Effect of foreign operations	1.9	(2.1)	(2.6)
Foreign toll charge - U.S. tax reform	4.1	0.0	0.0
Stock compensation	1.9	2.4	3.4
Non-deductible acquisition costs	0.0	0.0	0.3
Research and development tax credit	(1.0)	(5.0)	(9.0)
U.S. domestic production deduction	(1.6)	(1.4)	(1.0)
Adjustment to deferred tax rate - U.S. tax reform	(12.3)	0.0	0.0
Other	0.2	0.1	(0.2)
Effective tax rate	31.5%	32.9%	29.9%

The effective income tax rate decreased to 31.5% for the year ended December 31, 2017 from 32.9% for the year ended December 31, 2016. The effective rate for the year ended December 31, 2017 included the effects of certain foreign withholding taxes, a foreign toll charge on historic foreign earnings, and a revaluation of ending deferred income taxes caused by passage of the 2017 Tax Act.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during the second quarter of 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company’s Chinese subsidiary were no longer permanently reinvested, and the Company repatriated $4.8 million of cash in June 2017 and an additional $4.8 million of cash in July 2017. A provision for the expected current and deferred taxes on repatriation of these earnings was recorded as a discrete item in the amount of $2.5 million during the second quarter of 2017.  Approximately $1.6 million of this provision was reversed during the fourth quarter of 2017 due to the adoption of the 2017 Tax Act. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to applicable non-U.S. withholding taxes. As of December 31, 2017, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $4.9 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.2 million.

Under the provisions of the ASC Section 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $2.7 and $1.2 million as of December 31, 2017 and 2016, respectively. If the Company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the Company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$1,164	$957
Additions based on tax positions related to current year	464	-
Additions based on tax positions related to prior years	1,151	207
Reductions for tax positions of prior years	(99)	-
Balance at end of year	$2,680	$1,164

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.

There are certain transitional impacts of the 2017 Tax Act which affected the Company’s tax provision during the fourth quarter of 2017. As part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries, which produced a $1.1 million tax expense payable over eight years. As a result, a $0.1 million current liability and a $1.0 million non-current liability were recorded in the Company’s consolidated financial statements during the fourth quarter of 2017. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The reduction in the corporate tax rate resulted in a provisional net tax credit of $3.3 million for the fourth quarter of 2017. In addition, as a result of the 2017 Tax Act, changes to the net tax cost of certain China dividends repatriated during 2017 created a $1.6 million tax credit during the fourth quarter of 2017.

The changes included in the 2017 Tax Act are broad and complex. The final transition impacts of the 2017 Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Tax Act, any legislative action to address questions that arise because of the 2017 Tax Act, any changes in the accounting standards for income taxes or related interpretations in response to the 2017 Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. There were no specific impacts of the 2017 Tax Act that could not be reasonably estimated which the Company accounted for under prior tax law.  However, the SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. We currently anticipate finalizing and recording any resulting adjustments within a year of the enactment date.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.1 million during the year ended December 31, 2017. A net loss of $0.3 million was recognized during the year ended December 31, 2016.  Gains and losses on these contracts are recorded in net other income (expense) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2017	2016
Derivatives not designated as hedges
Foreign exchange contracts	$3,979	$4,541
Total derivatives not designated as hedges	$3,979	$4,541

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

The Company estimates the fair value of each foreign exchange forward contract by using present value of expected cash flows. This considers the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2017 was immaterial.

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

The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. Within the Consolidated Balance Sheets, the Company records derivative assets and liabilities at fair value.

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.8 million in “Other current liabilities” in the Consolidated Balance Sheet as of December 31, 2017.

Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2017 are as follows (in thousands):

Operating Leases
2018	$6,535
2019	6,539
2020	6,072
2021	4,595
2022	2,773
Thereafter	2,970
Total minimum lease payments	$29,484

Rent expense for the years ended December 31, 2017, 2016, and 2015 was approximately $7.9 million, $7.5 million, and $6.5 million, respectively.

13. Balance Sheet Components

	December 31,
	2017	2016
	(In thousands)
Accounts receivable:
Accounts receivable	$82,603	$80,461
Unbilled revenues	30,863	24,518
Allowance for doubtful accounts	(1,272)	(1,277)
Total	$112,194	$103,702

Property and Equipment:
Computer hardware (useful life of 3 years)	$13,110	$12,191
Furniture and fixtures (useful life of 5 years)	3,772	3,306
Leasehold improvements (useful life of 5 years)	2,836	1,958
Software (useful life of 1 to 7 years)	5,159	9,186
Less: Accumulated depreciation	(17,732)	(17,753)
Total	$7,145	$8,888

Other current liabilities:
Accrued variable compensation	$16,842	$10,979
Deferred revenues	3,278	3,138
Payroll related costs	2,971	2,607
Accrued subcontractor fees	469	1,049
Accrued medical claims expense	2,133	1,859
Professional fees	357	420
Estimated fair value of contingent consideration liability (Note 6)	8,148	3,384
Net working capital settlements	-	62
Other current liabilities	3,879	4,139
Total	$38,077	$27,637

Other non-current liabilities:
Deferred compensation liability	$4,409	$3,662
Deferred income taxes	7,360	12,853
Other non-current liabilities	4,667	2,543
Total	$16,436	$19,058

14. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,277	$749	$911
Charges to expense	919	1,251	455
Uncollected balances written off, net of recoveries	(924)	(723)	(617)
Balance, end of year	$1,272	$1,277	$749

15. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2017 and 2016. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Unaudited)
Total revenues	$111,019	$117,026	$123,738	$133,478
Total cost of revenues	74,944	77,635	81,139	90,030
Income from operations	4,859	8,225	10,957	4,939
Income before income taxes	4,530	7,619	10,532	4,462
Net income (1)	2,709	2,409	7,027	6,436
Basic net income per share	0.08	0.07	0.22	0.20
Diluted net income per share	0.08	0.07	0.21	0.19

(1) See Note 10, Income Taxes, for additional information regarding the 2017 Tax Act and its impact on the fourth quarter of 2017.

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(Unaudited)
Total revenues	$123,843	$124,396	$119,153	$119,590
Total cost of revenues	83,619	86,076	82,741	83,266
Income from operations	8,472	9,237	8,014	6,482
Income before income taxes	7,849	8,867	7,590	6,203
Net income	5,406	5,815	5,545	3,693
Basic net income per share	0.16	0.17	0.16	0.11
Diluted net income per share	0.16	0.17	0.16	0.11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
 Perficient, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired substantially all of the assets of Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”) in June 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Clarity’s internal control over financial reporting associated with 9% and 4% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Clarity.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
March 1, 2018

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company acquired substantially all of the assets of Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”) in June 2017.  As permitted by SEC guidance, management excluded Clarity from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  Clarity represented 9% and 4% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2017. Excluding identifiable intangible assets and goodwill recorded in the business combination, Clarity represented 1% of the Company’s total assets as of December 31, 2017.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2017 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2017, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

    On February 23, 2018, as a result of the one-time benefit the Company received under the 2017 Tax Act and to facilitate retention of the Company’s executive employees, the Compensation Committee of the Board of Directors of the Company approved the payment of supplemental bonuses in the aggregate amount of $2.8 million to employees of the Company that are eligible to participate under the Company’s Executive Bonus Plan, as generally described in the Company’s proxy statement of its annual meeting of stockholders held on June 14, 2017. The bonus recipients included, among others, Jeffrey S. Davis, the Company’s President, Chief Executive Officer and Chairman, Kathryn J. Henely, the Company’s Chief Operating Officer, and Paul E. Martin, the Company’s Chief Financial Officer, Treasurer and Secretary. Messrs. Davis and Martin and Ms. Henely were awarded bonuses in the amounts of $300,000, $70,000, and $98,750, respectively. Such bonuses are to be paid by March 15, 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	53	Chairman of the Board, President and Chief Executive Officer
Kathryn J. Henely	53	Chief Operating Officer
Paul E. Martin	57	Chief Financial Officer, Treasurer and Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board in 2009 and was elected Chairman of the Board in February 2017. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company’s President in 2004. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

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

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” “Composition and Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

3.	Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2
Second Amended and Restated Credit Agreement by and among Silicon Valley Bank, Bank of America, N.A., and US Bank, N.A., and Perficient, Inc. dated effective as of July 31, 2013, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 1, 2013 and incorporated herein by reference

10.3†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.4†
Second Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 28, 2017 and incorporated herein by reference

10.5
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated May 7, 2014, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference

10.6†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  July 31, 2014 and incorporated herein by reference

10.7†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.8†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.9†
Second Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2018, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.10†
Second Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2018, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.11
Amendment No. 2 and Consent to Second Amended and Restated Credit Agreement, dated January 2, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference

10.12
Amendment No. 3 and Consent to Second Amended and Restated Credit Agreement, dated September 22, 2015, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference

10.13
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated June 24, 2016, by and among Perficient, Inc., the Lenders party thereto and Silicon Valley Bank, as Lead Arranger, Book Manager, Swingline Lender and as Administrative Agent for the Lenders, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on June 27, 2016 and incorporated herein by reference

10.14
Credit Agreement by and among Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank National Association, Fifth Third Bank and Perficient, Inc. dated as of June 9, 2017, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 12, 2017 and incorporated herein by reference

10.15†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  November 2, 2017 and incorporated herein by reference

10.16†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.17†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.18*	First Amendment to Credit Agreement, by and among Perficient, Inc. the Subsidiary Guarantors, the Lenders, and Wells Fargo Bank, National Association
21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: March 1, 2018	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board, President and Chief Executive Officer	March 1, 2018
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	March 1, 2018
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	March 1, 2018
Ralph C. Derrickson

/s/ James R. Kackley	Director	March 1, 2018
James R. Kackley

/s/ David S. Lundeen	Director	March 1, 2018
David S. Lundeen

/s/ Brian L. Matthews	Director	March 1, 2018
Brian L. Matthews