Form 10-Q
period 2018-03-31
PERFICIENT INC
filed 2018-05-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 25, 2018, there were 35,057,705 shares of Common Stock outstanding.

TABLE OF CONTENTS

Part I.	Financial Information	1

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	2

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017	3

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017	4

	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 2018	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	6

	Notes to Interim Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Exhibit Index	26

	Signatures	27

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on this Form 10-Q ("Form 10-Q") that are not purely historical statements discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

(1)	the impact of the general economy and economic uncertainty on our business;
(2)	risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
(3)	risks associated with the operation of our business generally, including:
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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$5,484	$6,307
Accounts receivable, net	108,358	112,194
Prepaid expenses	4,845	4,470
Other current assets	4,444	6,237
Total current assets	123,131	129,208
Property and equipment, net	6,981	7,145
Goodwill	305,142	305,238
Intangible assets, net	47,271	51,066
Other non-current assets	6,196	6,403
Total assets	$488,721	$499,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,146	$23,196
Other current liabilities	34,050	38,077
Total current liabilities	45,196	61,273
Long-term debt	56,000	55,000
Other non-current liabilities	17,836	16,436
Total liabilities	$119,032	$132,709

Stockholders' equity:
Common stock (par value $.001 per share; 100,000,000 shares authorized; 47,729,655 shares issued and 33,374,011 shares outstanding as of March 31, 2018; 47,370,945 shares issued and 33,249,665 shares outstanding as of December 31, 2017)	$48	$47
Additional paid-in capital	407,707	403,906
Accumulated other comprehensive loss	(1,920)	(1,822)
Treasury stock, at cost (14,355,644 shares as of March 31, 2018; 14,121,280 shares as of December 31, 2017)	(169,165)	(163,871)
Retained earnings	133,019	128,091
Total stockholders' equity	369,689	366,351
Total liabilities and stockholders' equity	$488,721	$499,060

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share information)
Revenues
Services	$120,196	$104,021
Software and hardware	746	6,998
Total revenues	120,942	111,019
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	79,227	68,979
Software and hardware costs	-	5,965
Total cost of revenues	79,227	74,944

Selling, general and administrative	28,740	25,684
Depreciation	1,034	1,259
Amortization	3,883	3,625
Acquisition costs	298	490
Adjustment to fair value of contingent consideration	969	158
Income from operations	6,791	4,859

Net interest expense	374	347
Net other income	(2)	(18)
Income before income taxes	6,419	4,530
Provision for income taxes	1,491	1,821

Net income	$4,928	$2,709

Basic net income per share	$0.15	$0.08
Diluted net income per share	$0.15	$0.08
Shares used in computing basic net income per share	32,752	33,383
Shares used in computing diluted net income per share	33,790	34,294

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$4,928	$2,709
Other comprehensive income:
Foreign currency translation adjustment	(98)	316
Comprehensive income	$4,830	$3,025

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended March 31, 2018
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351
Proceeds from the sales of stock through the Employee Stock Purchase Plan	2	--	39	--	--	--	39
Stock compensation related to restricted stock vesting and retirement savings plan contributions	356	1	3,762	--	--	--	3,763
Purchases of treasury stock and buyback of shares for taxes	(220)	--	--	--	(4,991)	--	(4,991)
Surrender of stock in conjunction with net working capital settlement	(14)	--	--	--	(303)	--	(303)
Net income	--	--	--	--	--	4,928	4,928
Foreign currency translation adjustment	--	--	--	(98)	--	--	(98)
Balance at March 31, 2018	33,374	$48	$407,707	$(1,920)	$(169,165)	$133,019	$369,689

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$4,928	$2,709
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,034	1,259
Amortization	3,883	3,625
Deferred income taxes	950	1,502
Non-cash stock compensation and retirement savings plan contributions	3,763	3,589
Adjustment to fair value of contingent consideration for purchase of business	969	158

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,691	16,660
Other assets	1,326	(1,441)
Accounts payable	(12,050)	(8,432)
Other liabilities	(7,354)	(6,175)
Net cash provided by operating activities	4,140	13,454

INVESTING ACTIVITIES
Purchase of property and equipment	(873)	(461)
Capitalization of internally developed software costs	(86)	(362)
Purchase of businesses, net of cash acquired	-	(7,144)
Net cash used in investing activities	(959)	(7,967)

FINANCING ACTIVITIES
Proceeds from line of credit	57,500	66,000
Payments on line of credit	(56,500)	(59,500)
Payment of contingent consideration for purchase of business	-	(978)
Proceeds from the sales of stock through the Employee Stock Purchase Plan	39	47
Purchases of treasury stock	(2,130)	(8,122)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,861)	(2,295)
Net cash used in financing activities	(3,952)	(4,848)
Effect of exchange rate on cash and cash equivalents	(52)	135
Change in cash and cash equivalents	(823)	774
Cash and cash equivalents at beginning of period	6,307	10,113
Cash and cash equivalents at end of period	$5,484	$10,887

Supplemental disclosures:
Cash paid for income taxes	$678	$237
Cash paid for interest	$293	$235

Non-cash activity:
Stock issued for purchase of business (including settlement of contingent consideration)	$-	$2,286
Stock surrendered by sellers in conjunction with net working capital settlement	$303	$-

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 may not be indicative of the results for the full fiscal year ending December 31, 2018.

Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This reclassification relates to reimbursable expenses, which have been combined with services revenues and cost of services within revenues and cost of revenues in the Unaudited Condensed Consolidated Statements of Operations.

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

Except for the accounting policies related to revenue recognition that were updated as a result of the adoption of the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, that have had a material impact on the Company's condensed consolidated financial statements and related notes. See Note 4, Revenue, for updated policies related to revenue recognition.

3.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders' equity. The Company has determined that the most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. The adoption of the standard also resulted in minor changes to the timing of revenue recognition. As the agent, revenue from multi-year sales of third-party software and support is recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. Additionally, variable consideration related to service contracts, such as volume discounts and holdbacks, are recognized earlier under the new standard in certain instances. The impact from these timing changes were immaterial as of January 1, 2018, and therefore, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of the standard also resulted in increases to accounts receivable, net and deferred revenue within other current liabilities for those contracts under which the Company's right to consideration is unconditional. Refer to Impacts of ASC Topic 606 Adoption on Current Period Results below for the impact of adopting ASC Topic 606 on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 and the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. There was no material impact on the Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018. The adoption of ASU No. 2014-09 and its amendments also resulted in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company. See Note 4, Revenue, for these disclosures.

Impacts of ASC Topic 606 Adoption on Current Period Results

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Balance Sheet as of  March 31, 2018 are as follows (in thousands):

	As Reported	ASC Topic 606 Impact	Without ASC Topic 606 Adoption
Accounts receivable, net	$108,358	$(1,379)	$106,979
Total assets	488,721	(1,379)	487,342

Other current liabilities	34,050	(1,379)	32,671
Total liabilities	119,032	(1,379)	117,653

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 are as follows (in thousands):

	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)
Revenues
Services	$120,196	$—	$120,196
Software and hardware	746	6,520	7,266
Total revenues	120,942	6,520	127,462

Cost of revenues
Cost of services	79,227	—	79,227
Software and hardware costs	—	6,520	6,520
Total cost of revenues	79,227	6,520	85,747

Income from operations	6,791	—	6,791
Net income	4,928	—	4,928

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is to become effective for the Company on January 1, 2019. Currently, ASU No. 2016-02 requires companies to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  However, the FASB issued an exposure draft in January 2018, which would allow companies the option to instead apply the provisions of the new standard at the effective date without adjusting the comparative periods presented. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 7, Commitments and Contingencies.

4. Revenue

The Company's revenues consist of services and software and hardware sales. Revenues are recognized when control of these services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

For a description of the Company's revenue recognition policy prior to January 1, 2018 under ASC Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13,  Revenue Recognition), refer to Note 2, Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The following discussion relates to the Company's revenue recognition policy, effective January 1, 2018, under ASC Topic 606.

Services Revenues

Services revenues are primarily comprised of professional services that include developing, implementing, automating and extending business processes, technology infrastructure, and software applications. The Company's professional services span multiple industries, platforms and solutions; however, the Company has remained relatively diversified and does not believe that it has significant revenue concentration within any single industry, platform or solution.

Professional services revenues are recognized over time as services are rendered. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the billing rates established in the contract. For fixed fee contracts, revenues are generally recognized and invoiced by multiplying the fixed rate per time period established in the contract by the number of time periods elapsed. For fixed fee percent complete contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours, and the client is invoiced according to the agreed-upon schedule detailing the amount and timing of payments in the contract. Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced and collected in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Unaudited Condensed Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration under ASC Topic 606, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

Other services revenues are comprised of hosting fees, partner referral fees, maintenance agreements, training and internally developed software-as-a-service ("SaaS") sales. Revenues from hosting fees, maintenance agreements, training and internally developed SaaS sales are generally recognized over time using a time-based measure of progress as services are rendered. Partner referral fees are recorded at a point in time upon meeting specified requirements set by each partner to earn the respective fee.

On many professional service projects, the Company is also reimbursed for out-of-pocket expenses including travel and other project-related expenses.  These reimbursements are included as a component of the transaction price of the respective professional services contract and are invoiced as the expenses are incurred. The Company structures its professional services arrangements to recover the cost of reimbursable expenses without a markup.

Software and Hardware Revenues

Software and hardware revenues are comprised of third-party software and hardware resales, in which the Company is considered the agent, and sales of internally developed software, in which the Company is considered the principal. Third-party software and hardware revenues are recognized and invoiced when the Company fulfils its obligation to arrange the sale, which occurs when the purchase order with the vendor is executed and the customer has access to the software or the hardware has been shipped to the customer. Internally developed software revenues are recognized and invoiced when control is transferred to the customer, which occurs when the software has been made available to the customer and the license term has commenced. Revenues from third-party software and hardware sales are recorded on a net basis, while revenues from internally developed software sales are recorded on a gross basis. There are no significant cancellation or termination-type provisions for the Company's software and hardware sales, and the term between invoicing and payment due date is not significant.

Arrangements with Multiple Performance Obligations

Arrangements with clients may contain multiple promises such as delivery of software, hardware, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct.  For arrangements with clients that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which is estimated by the expected cost plus a margin approach, taking into consideration market conditions and competitive factors.

Contract Costs

In accordance with the terms of the Company's sales commission plan, commissions are not earned until the related revenue is recognized. Therefore, sales commissions are expensed as they are incurred. Certain sales incentives are accrued based on achievement of specified bookings goals. For these incentives, the Company applies the practical expedient that allows the Company to expense the incentives as incurred, since the amortization period would have been one year or less.

Deferred Revenue

During the three months ended March 31, 2018, $2.8 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.  The changes in deferred revenue for the three months ended March 31, 2018 are as follows (in thousands):

Balance at December 31, 2017	$3,278
Impact of ASC Topic 606 adoption (offset to Accounts Receivable)	2,806
Opening balance at January 1, 2018	6,084
Deferral of revenue	3,328
Recognition of deferred revenue	(4,124)
Other	(398)
Balance as of March 31, 2018	$4,890

Transaction Price Allocated to Remaining Performance Obligations

    Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days' notice is required), the majority of the Company's contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2018 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended March 31, 2018
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$82,149	$-	$82,149
Fixed fee percent complete contracts	9,112	-	9,112
Fixed fee contracts	21,222	-	21,222
Reimbursable expenses	3,030	-	3,030
Total professional services fees	115,513	-	115,513
Other services revenue*	3,865	818	4,683
Total services	119,378	818	120,196
Software and hardware	-	746	746
Total revenues	$119,378	$1,564	$120,942

*	Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

Three Months Ended March 31, 2018
United States	$117,529
Canada	1,371
Other countries	2,042
Total revenues	$120,942

5. Stock-Based Compensation

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

Stock Award Plans

The Company's Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the "Incentive Plan") allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2018, there were 2.6 million shares of Common Stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized was approximately $3.9 million for the three months ended March 31, 2018 and $3.7 million for the three months ended March 31, 2017, which included $0.7 million and $0.6 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $0.8 million and $1.2 million, respectively, for each of the three-month periods ended March 31, 2018 and 2017. As of March 31, 2018, there was $23.6 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years.

Restricted stock activity for the three months ended March 31, 2018 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2017	1,436	$18.12
Awards granted	360	22.02
Awards vested	(323)	19.30
Awards forfeited	(35)	17.37
Restricted stock awards outstanding at March 31, 2018	1,438	$18.83

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2018	2017
Net income	$4,928	$2,709
Basic:
Weighted-average shares of common stock outstanding	32,752	33,383
Shares used in computing basic net income per share	32,752	33,383
Effect of dilutive securities:
Restricted stock subject to vesting	491	402
Shares issuable for acquisition consideration (1)	547	509
Shares used in computing diluted net income per share	33,790	34,294

Basic net income per share	$0.15	$0.08
Diluted net income per share	$0.15	$0.08

Anti-dilutive restricted stock not included in the calculation of diluted net income per share	120	122

(1)
For the three months ended March 31, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. ("BioPharm"); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated  and certain related entities (collectively, "Zeon"); (iii) the Asset Purchase Agreement with RAS & Associates, LLC ("RAS"); and (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, "Clarity"), as part of the consideration.  For the three months ended March 31, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten ("Enlighten"); and (iv) the Asset Purchase Agreement with RAS, as part of the consideration.

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock for a total repurchase program of $160.0 million and extended the expiration date of the program from December 31, 2018 to December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program's inception on August 11, 2008, the Company has repurchased approximately $137.1 million (12.5 million shares) of outstanding common stock through March 31, 2018.

7. Commitments and Contingencies

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two-year period. As a result, the Company has recorded $0.8 million in "Other current liabilities" in the Condensed Consolidated Balance Sheet as of March 31, 2018 (unaudited).

Certain of the Company's operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense.

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of March 31, 2018 were as follows (in thousands):

Operating Leases
2018 remaining	$5,013
2019	6,650
2020	6,202
2021	4,728
2022	2,910
Thereafter	3,160
Total minimum lease payments	$28,663

Rent expense for the three months ended March 31, 2018 and 2017 was $2.0 million and $1.9 million, respectively.

8. Balance Sheet Components

	March 31, 2018 (unaudited)	December 31, 2017
	(in thousands)
Accounts receivable:
Accounts receivable	$65,393	$82,603
Unbilled revenues	44,389	30,863
Allowance for doubtful accounts	(1,424)	(1,272)
Total	$108,358	$112,194

Property and equipment:
Computer hardware (useful life of 3 years)	$13,268	$13,110
Furniture and fixtures (useful life of 5 years)	4,092	3,772
Leasehold improvements (useful life of 5 years)	3,038	2,836
Software (useful life of 1 to 7 years)	5,161	5,159
Less: Accumulated depreciation	(18,578)	(17,732)
Total	$6,981	$7,145

Other current liabilities:
Accrued variable compensation	$9,299	$16,842
Deferred revenue	4,890	3,278
Payroll related costs	3,035	2,971
Accrued subcontractor fees	450	469
Accrued medical claims expense	2,020	2,133
Professional fees	964	357
Estimated fair value of contingent consideration liability (1)	9,118	8,148
Other current liabilities	4,274	3,879
Total	$34,050	$38,077

Other non-current liabilities:
Deferred compensation liability	$4,667	$4,409
Deferred income taxes	8,310	7,360
Other non-current liabilities	4,859	4,667
Total	$17,836	$16,436

(1)
As of March 31, 2018 and December 31, 2017, represents the fair value estimate of additional earnings-based contingent consideration that may be realized by Clarity twelve months after the acquisition.

9. Business Combinations

2017 Acquisitions

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The acquisition of RAS expands the Company's expertise in management consulting offerings with additional strategy, operations and business process optimization.

The Company's total allocable purchase price consideration was $10.4 million. The purchase price was comprised of $7.1 million in cash paid and $2.1 million in Company common stock issued at closing reduced by $0.6 million as a result of a net working capital adjustment settled in Company common stock surrendered by RAS in 2017. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $3.8 million. As of March 31, 2018, the Company's best estimate of the fair value of the contingent consideration is zero. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

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

The Company's total allocable purchase price consideration was $41.7 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing reduced by $0.4 million as a result of the net working capital adjustment settled in Company common stock surrendered by Clarity in February 2018. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $9.2 million. As of March 31, 2018, the Company's best estimate of the fair value of the contingent consideration is $9.0 million, of which $8.1 million was recorded in "Other current liabilities" within the Consolidated Balance Sheet as of December 31, 2017. As a result, the Company recorded a pre-tax adjustment in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statement of Operations of $0.9 million during the three months ended March 31, 2018. The Company incurred approximately $0.9 million in transaction costs, which were expensed when incurred.

As part of the consideration transferred for the acquisition of Clarity, the Company issued common stock to owners of Clarity who are continuing with the Company with restrictions that limit the ability to sell the common stock and that lapse over a certain period, or over an accelerated period upon meeting specified employment milestones. As such, an estimated $0.9 million of the common stock value was attributed to future compensation and recorded as an asset within "Other current assets" and "Other non-current assets" in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2018, to be amortized over the requisite service period.

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

The following table presents details of the intangible assets acquired during the year ended December 31, 2017 (dollars in millions):

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	6 years	$16.8
Customer backlog	1 year	3 months - 1 year	1.9
Non-compete agreements	5 years	2 - 5 years	0.7
Trade name	1 year	1 year	0.1
Internally developed software	4 years	4 years	0.6
Total acquired intangible assets			$20.1

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 acquisitions for the three months ended March 31, 2018 and 2017, after giving effect to certain pro-forma adjustments and assuming the 2017 acquisitions were acquired as of the beginning of 2016.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2016 or of future results of operations of the consolidated entities (in thousands except per share data):

	Three Months Ended March 31,
	2018	2017
Revenues	$120,942	$118,663
Net income	$5,982	$3,864
Basic net income per share	$0.18	$0.11
Diluted net income per share	$0.18	$0.11
Shares used in computing basic net income per share	33,087	33,720
Shares used in computing diluted net income per share	33,784	34,601

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of March 31, 2018.

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

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in thousands):

Balance at December 31, 2017	$305,238
Effect of foreign currency translation adjustments	(96)
Balance at March 31, 2018	$305,142

Intangible Assets with Definite Lives

The following table presents a summary of the Company's intangible assets that are subject to amortization (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$71,976	$(31,729)	$40,247	$75,407	$(32,307)	$43,100
Non-compete agreements	1,556	(788)	768	1,556	(707)	849
Customer backlog	1,650	(1,279)	371	1,650	(866)	784
Trade name	100	(77)	23	100	(53)	47
Internally developed software	11,235	(5,373)	5,862	11,325	(5,039)	6,286
Total	$86,517	$(39,246)	$47,271	$90,038	$(38,972)	$51,066

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 – 10 years
Non-compete agreements	2 – 5 years
Customer backlog	1 year
Trade name	1 year
Internally developed software	2 – 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2018 remaining	$10,301
2019	$12,322
2020	$9,242
2021	$7,109
2022	$5,764
Thereafter	$2,533

11. Line of Credit

On June 9, 2017, the Company entered into a Credit Agreement as amended (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the "Prior Credit Agreement").  The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2018, the Company had one outstanding letter of credit for $0.3 million. Substantially all of the Company's assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company's option of the prime rate (4.75% on March 31, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.88% on March 31, 2018) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2018, the Company had $68.7 million of unused borrowing capacity.

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

At March 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the "IRS") has completed examinations of the Company's U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company's 2011 through 2015 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $2.5 million on the Company's 2011, 2012 and 2013 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company's income tax returns for 2011 through March 31, 2018 is $9.1 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $3.1 million (inclusive of $0.3 million of interest) as of March 31, 2018.

The Company's effective tax rate was 23.2% for the three months ended March 31, 2018 compared to 40.2% for the three months ended March 31, 2017. The decrease in the effective rate is primarily due to the passage of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). As of March 31, 2018, the Company's net non-current deferred tax liability was $8.3 million. Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in "Other non-current liabilities" on the Condensed Consolidated Balance Sheet as of March 31, 2018 (unaudited) and December 31, 2017.

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

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of March 31, 2018, the aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $3.4 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.2 million.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. However, there have been no changes in estimates or additional guidance during the current quarter which would change the Company's assessment of the tax impacts recorded as of the prior year end.  The Company currently anticipates finalizing and recording any resulting adjustments within a year of the enactment date.

13. Financial Instruments

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three months ended March 31, 2018 and 2017. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.  The fair value of the Company's derivative instruments outstanding as of March 31, 2018 was immaterial.

The notional amounts of the Company's derivative instruments outstanding were as follows (in thousands):

	March 31, 2018	December 31, 2017
Derivatives not designated as hedges
Foreign exchange contracts	$3,160	$3,979
Total derivatives not designated as hedges	$3,160	$3,979

14. Subsequent Events

Acquisition of Southport Services Group

On April 2, 2018, the Company acquired substantially all of the assets of Southport Services Group, LLC, a Virginia limited liability company ("Southport"), pursuant to the terms of an Asset Purchase Agreement.  The Asset Purchase Agreement provided for approximately $11.3 million of cash to be paid at closing, subject to a net working capital adjustment, approximately 153,000 shares of Company common stock to be issued at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $6.6 million, which may be realized by Southport twelve months after the closing date of the acquisition. The acquisition of Southport expands the Company's expertise in business intelligence and data warehousing services.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Southport. As of May 1, 2018, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs for the three months ended March 31, 2018  were $0.3 million.

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

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include custom applications, management consulting, commerce, analytics, content management, business integration, portals and collaboration, customer relationship management, business process management, platform implementations, enterprise data and business intelligence, enterprise performance management, enterprise mobile, cloud services, digital marketing, and DevOps, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Adoption of ASC Topic 606

As further detailed in Note 3, Recent Accounting Pronouncements, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), on January 1, 2018 using the modified retrospective method. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent beginning on January 1, 2018. Since the change in presentation was applied prospectively and prior period results were not restated, the adoption of the new standard resulted in significantly lower software and hardware revenues and costs for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The impact of adopting ASC Topic 606 to services revenues and costs was immaterial.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented approximately 8% of our services revenues for each of the three months ended March 31, 2018 and 2017.  On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware resales, in which we are considered the agent, and sales of internally developed software, in which we are considered the principal. Revenues from sales of third-party software and hardware are recorded on a net basis, while revenues from internally developed software sales are recorded on a gross basis. Software and hardware revenues are expected to fluctuate depending on our clients' demand for these products.

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

Cost of Revenue

Cost of revenues consists of costs of services and software and hardware costs.  Costs of services consists primarily of cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. Upon adoption of ASU No. 2014-09 on January 1, 2018, sales of third party software and hardware were presented on a net basis, and as such, third-party software and hardware costs are no longer presented within cost of revenue.

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

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues. Total revenues increased 9% to $120.9 million for the three months ended March 31, 2018 from $111.0 million for the three months ended March 31, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
	2018	2017
Services revenues	$120,196	$104,021	$16,175	$9,021	$7,154
Software and hardware revenues	746	6,998	(6,252)	-	(6,252)
Total revenues	$120,942	$111,019	$9,923	$9,021	$902

Services revenues increased 16% to $120.2 million for the three months ended March 31, 2018 from $104.0 million for the three months ended March 31, 2017. Services revenues attributable to our base business increased by $7.2 million while services revenues attributable to acquired companies was $9.0 million, resulting in a total increase of $16.2 million.

Software and hardware revenues decreased 89% to $0.7 million for the three months ended March 31, 2018 from $7.0 million for the three months ended March 31, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 6% to $79.2 million for the three months ended March 31, 2018 from $74.9 million for the three months ended March 31, 2017.  Cost of services increased 15% to $79.2 million for the three months ended March 31, 2018 from $69.0 million for the three months ended March 31, 2017 primarily due to higher headcount in response to higher services revenue. Services costs as a percent of services revenues decreased to 65.9% for the three months ended March 31, 2018 from 66.3% for the three months ended March 31, 2017 primarily driven by improved utilization, partially offset by a decline in the average bill rate. The average bill rate for our professionals decreased to $125 per hour for the three months ended March 31, 2018 from $127 per hour for the three months ended March 31, 2017 primarily due to a decrease in the average bill rate of subcontractors and offshore employees. Software and hardware costs decreased to zero for the three months ended March 31, 2018 from $6.0 million for the three months ended March 31, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Selling, General and Administrative. SG&A expenses increased 12% to $28.7 million for the three months ended March 31, 2018 from $25.7 million for the three months ended March 31, 2017, primarily due to increases in bonus costs, salaries, recruiting and training costs.  SG&A expenses, as a percentage of revenues, increased to 23.8% for the three months ended March 31, 2018 from 23.1% for the three months ended March 31, 2017, primarily due to lower revenues as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Depreciation. Depreciation expense decreased 18% to $1.0 million for the three months ended March 31, 2018 from $1.3 million for  the three months ended March 31, 2017. Depreciation expense as a percentage of revenues was 0.9% for the three months ended March 31, 2018 and 1.1% for the three months ended March 31, 2017.

Amortization. Amortization expense increased 7% to $3.9 million for the three months ended March 31, 2018 from $3.6 million for the three months ended March 31, 2017. The increase in amortization expense was due to the addition of intangible assets from the Clarity acquisition in the second quarter of 2017.  Amortization expense as a percentage of revenues was 3.2% for the three months ended March 31, 2018 and 3.3% for the three months ended March 31, 2017.

Acquisition Costs. Acquisition-related costs were $0.3 million for the three months ended March 31, 2018 and $0.5 million for the three months ended March 31, 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.0 million was recorded during the three months ended March 31, 2018 which represents the net impact of the fair market value adjustment to the Clarity revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to accretion. An adjustment of $0.2 million was recorded during the three months ended March 31, 2017 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Enlighten, Bluetube, LLC, a Georgia limited liability company, and RAS.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 23.2% for the three months ended March 31, 2018 from 40.2% for the three months ended March 31, 2017. The decrease in the effective rate is primarily due to the passage of the 2017 Tax Act, which lowered the U.S. corporate income tax rate beginning in 2018.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of March 31, 2018	As of December 31, 2017
Cash and cash equivalents (1)	$5.5	$6.3
Working capital (including cash and cash equivalents) (2)	$77.9	$67.9
Amounts available under credit facilities	$68.7	$69.7

(1) The balance at March 31, 2018 includes $3.4 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds were repatriated.  We currently do not plan or foresee a need to repatriate such funds. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and repatriated a total of approximately $9.6 million in cash to the U.S. parent in the second and third quarters of 2017.  See Note 12, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's repatriation of earnings from the Company's Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $4.1 million compared to $13.5 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, the primary components of operating cash flows were net income of $4.9 million, non-cash charges of $10.6 million and net operating asset investments of $11.4 million. For the three months ended March 31, 2017, the primary components of operating cash flows were net income of $2.7 million, non-cash charges of $10.1 million and net operating asset reductions of $0.6 million.

Net Cash Used In Investing Activities

During the three months ended March 31, 2018, we used $1.0 million to purchase property and equipment and to develop certain software. During the three months ended March 31, 2017, we used $0.8 million to purchase property and equipment and to develop certain software and $7.1 million for the acquisition of RAS.

Net Cash Used In Financing Activities

During the three months ended March 31, 2018, we drew down $57.5 million from our line of credit. We repaid $56.5 million on our line of credit, used $2.1 million to repurchase shares of our common stock through the stock repurchase program and used $2.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. During the three months ended March 31, 2017, we drew down $66.0 million from our line of credit.  We repaid $59.5 million on our line of credit, used $8.1 million to repurchase shares of our common stock through the stock repurchase program and used $2.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.  We also paid $1.0 million to settle the contingent consideration for the purchase of Market Street.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the "Credit Agreement"), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement replaces the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the "Prior Credit Agreement"). The new credit facility was used to repay amounts due under the Prior Credit Agreement and will be used for working capital and general corporate purposes.  The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2018, the Company had one outstanding letter of credit for $0.3 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (4.75% on March 31, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.88% on March 31, 2018) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of  0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2018, we had $68.7 million of maximum borrowing capacity.

At March 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2018, our Board of Directors authorized the repurchase of up to $135.0 million of our common stock. On February 20, 2018, our Board of Directors authorized the expansion of our stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of our common stock for a total repurchase program of $160.0 million and extended the expiration date of the program from December 31, 2018 to December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by our management based on its evaluation of market conditions, share price, and other factors.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $137.1 million (12.5 million shares) of our outstanding common stock through March 31, 2018.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2018. See Note 7, Commitments and Contingencies for further description of our contractual obligations.

As of March 31, 2018, there was $56.0 million outstanding under the Credit Agreement as compared to $55.0 million as of  December 31, 2017. The amounts are classified as "Long-term debt" within the Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 and will become due and payable no later than the final maturity date of June 9, 2022.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of March 31, 2018 (unaudited) of $5.5 million, approximately $3.4 million was held by the Company's Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2018, the aggregate unremitted earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $3.4 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.2 million.  See Note 12, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for a discussion of the Company's repatriation of earnings from the Company's Chinese subsidiary.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, Revenue, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2018, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2018, there was $56.0 million outstanding and $68.7 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $56.0 million outstanding on the line of credit as of March 31, 2018, an increase in the interest rate of 100 basis points would add $560,000 of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $5.5 million at March 31, 2018 and $6.3 million at December 31, 2017. The unrestricted cash and cash equivalents are primarily held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

As part of the adoption of ASC Topic 606, the Company implemented changes to our control activities related to revenue recognition to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company's internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on  March 1, 2018 and available at www.sec.gov. There has been no material change to our risk factors since the filing of such report.

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

Since the program's inception on August 11, 2008, we have repurchased approximately $137.1 million (12.5 million shares) of our outstanding common stock through March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2017	12,382,569	$10.90	12,382,569	$17,691
January 1-31, 2018	-	-	-	$17,691
February 1-28, 2018	-	-	-	$25,017,691
March 1-31, 2018	90,000	23.66	90,000	$22,888,420
Ending balance as of March 31, 2018	12,472,569	$10.99	12,472,569

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc.., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

10.1
First Amendment to Credit Agreement, by and among Perficient, Inc. the Subsidiary Guarantors, the Lenders, and Wells Fargo Bank, National Association, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-15169) filed March 1, 2018 and incorporated herein by reference

10.2†
Second Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed November 2, 2017 and incorporated herein by reference

10.3†
Second Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed November 2, 2017 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date: May 1, 2018	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)