Form 10-Q
period 2018-06-30
PERFICIENT INC
filed 2018-08-02
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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

As of July 25, 2018 there were 34,809,726 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on this Form 10-Q (“Form 10-Q”) are not purely historical statements and discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

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

Item 1. Financial Statements
Perficient, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$10,359	$6,307
Accounts receivable, net	107,286	112,194
Prepaid expenses	4,523	4,470
Other current assets	3,483	6,237
Total current assets	125,651	129,208
Property and equipment, net	6,678	7,145
Goodwill	315,405	305,238
Intangible assets, net	48,995	51,066
Other non-current assets	7,811	6,403
Total assets	$504,540	$499,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,495	$23,196
Other current liabilities	41,662	38,077
Total current liabilities	56,157	61,273
Long-term debt	56,000	55,000
Other non-current liabilities	18,631	16,436
Total liabilities	$130,788	$132,709
Stockholders’ equity:
Common stock (par value $.001 per share; 100,000,000 authorized; 47,920,263 shares issued and 33,228,199 shares outstanding as of June 30, 2018; 47,370,945 shares issued and 33,249,665 shares outstanding as of December 31, 2017)	$48	$47
Additional paid-in capital	414,610	403,906
Accumulated other comprehensive loss	(2,474)	(1,822)
Treasury stock, at cost (14,692,064 shares as of June 30, 2018; 14,121,280 shares as of December 31, 2017)	(177,301)	(163,871)
Retained earnings	138,869	128,091
Total stockholders’ equity	373,752	366,351
Total liabilities and stockholders’ equity	$504,540	$499,060

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share information)
Revenues
Services	$120,912	$107,756	241,107	$211,777
Software and hardware	886	9,270	1,632	16,269
Total revenues	121,798	117,026	242,739	228,046
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	79,595	69,908	158,821	138,888
Software and hardware costs	—	7,727	—	13,692
Total cost of revenues	79,595	77,635	158,821	152,580

Selling, general and administrative	27,884	26,128	56,624	51,812
Depreciation	1,028	1,205	2,062	2,464
Amortization	4,137	3,537	8,020	7,162
Acquisition costs	542	893	840	1,383
Adjustment to fair value of contingent consideration	121	(597)	1,091	(439)
Income from operations	8,491	8,225	15,281	13,084

Net interest expense	513	657	887	1,004
Net other expense (income)	52	(51)	49	(69)
Income before income taxes	7,926	7,619	14,345	12,149
Provision for income taxes	2,077	5,210	3,567	7,030

Net income	$5,849	$2,409	$10,778	$5,119

Basic net income per share	$0.18	$0.07	$0.33	$0.15
Diluted net income per share	$0.17	$0.07	$0.32	$0.15
Shares used in computing basic net income per share	32,772	32,942	32,762	33,161
Shares used in computing diluted net income per share	33,889	33,747	33,894	34,080

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$5,849	$2,409	$10,778	$5,119
Other comprehensive (loss) income:
Foreign currency translation adjustment	(554)	267	(652)	583
Comprehensive income	$5,295	$2,676	$10,126	$5,702

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2018
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351
Proceeds from the sales of stock through the Employee Stock Purchase Plan	4	—	81	—	—	—	81
Stock compensation related to restricted stock vesting and retirement savings plan contributions	392	1	7,614	—	—	—	7,615
Purchases of treasury stock and buyback of shares for taxes	(557)	—	—	—	(13,127)	—	(13,127)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	153	—	3,009	—	—	—	3,009
Surrender of stock in conjunction with net working capital settlement	(14)	—	—	—	(303)	—	(303)
Net income	—	—	—	—	—	10,778	10,778
Foreign currency translation adjustment	—	—	—	(652)	—	—	(652)
Balance at June 30, 2018	33,228	$48	$414,610	$(2,474)	$(177,301)	$138,869	$373,752

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES	(In thousands)
Net income	$10,778	$5,119
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,062	2,464
Amortization	8,020	7,162
Deferred income taxes	774	2,034
Non-cash stock compensation and retirement savings plan contributions	7,615	7,095
Adjustment to fair value of contingent consideration for purchase of business	1,091	(439)
Write-off of unamortized credit facility fees	—	246

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,596	8,653
Other assets	1,422	2,901
Accounts payable	(8,701)	(6,372)
Other liabilities	(5,103)	(3,983)
Net cash provided by operating activities	29,554	24,880

INVESTING ACTIVITIES
Purchase of property and equipment	(1,564)	(2,112)
Capitalization of internally developed software costs	(290)	(585)
Purchase of business	(11,278)	(37,886)
Net cash used in investing activities	(13,132)	(40,583)

FINANCING ACTIVITIES
Proceeds from line of credit	117,500	154,000
Payments on line of credit	(116,500)	(118,000)
Payment for credit facility financing fees	—	(355)
Payment of contingent consideration for purchase of business	—	(1,344)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	81	91
Purchases of treasury stock	(10,232)	(20,912)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,895)	(2,487)
Net cash (used in ) provided by financing activities	(12,046)	10,993
Effect of exchange rate on cash and cash equivalents	(324)	289
Change in cash and cash equivalents	4,052	(4,421)
Cash and cash equivalents at beginning of period	6,307	10,113
Cash and cash equivalents at end of period	$10,359	$5,692

Supplemental disclosures:
Cash paid for income taxes	$1,620	$1,202
Cash paid for interest	$806	$714

Non-cash investing activity:
Stock issued for purchase of business	$2,666	$9,429
Stock surrendered by sellers in conjunction with net working capital settlement	$303	$—

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 may not be indicative of the results for the full year ending December 31, 2018.

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

Except for the accounting policies related to revenue recognition that were updated as a result of the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers issued by the Financial Accounting Standards Board (the “FASB”), there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 4, Revenue, for updated policies related to revenue recognition.

3.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has determined that the most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. The adoption of the standard also resulted in minor changes to the timing of revenue recognition. As the agent, revenue from multi-year sales of third-party software and support is recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. Additionally, variable consideration related to service contracts, such as volume discounts and holdbacks, are recognized earlier under the new standard in certain instances. The impact from these timing changes was immaterial as of January 1, 2018, and therefore, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of the standard also resulted in increases to accounts receivable, net and deferred revenue within other current liabilities for those contracts under which the Company’s right to consideration is unconditional. Refer to Impacts of ASC Topic 606 Adoption on Current Period Results below for the impact of adopting ASC Topic 606 on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 and the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018. There was no material impact on the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018. The adoption of ASU No. 2014-09 and its amendments also resulted in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company. See Note 4, Revenue, for these disclosures.

Impacts of ASC Topic 606 Adoption on Current Period Results

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Balance Sheet as of  June 30, 2018 are as follows (in thousands):

	As Reported	ASC Topic 606 Impact	Without ASC Topic 606 Adoption
Accounts receivable, net	$107,286	$(1,283)	$106,003
Total assets	504,540	(1,283)	503,257
Other current liabilities	41,662	(1,283)	40,379
Total liabilities	130,788	(1,283)	129,505

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 are as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)
Revenues
Services	$120,912	$—	$120,912	$241,107	$—	$241,107
Software and hardware	886	5,865	6,751	1,632	12,385	14,017
Total revenues	121,798	5,865	127,663	242,739	12,385	255,124
Cost of revenues
Cost of services	79,595	—	79,595	158,821	—	158,821
Software and hardware costs	—	5,865	5,865	—	12,385	12,385
Total cost of revenues	79,595	5,865	85,460	158,821	12,385	171,206
Income from operations	8,491	—	8,491	15,281	—	15,281
Net income	5,849	—	5,849	10,778	—	10,778

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for the Company on January 1, 2019. Currently, ASU No. 2016-02 requires companies to adopt the requirements of the new standard by applying a modified retrospective approach to the beginning of the earliest period presented in the financial statements.  However, the FASB issued an exposure draft in January 2018, which may allow companies the option to instead apply the provisions of the new standard at the effective date without adjusting the comparative periods presented. While the Company is currently assessing the impact ASU No. 2016-02 will have on its consolidated financial statements, the Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Current minimum commitments under noncancellable operating leases are disclosed in Note 13, Commitments and Contingencies.

4. Revenue

The Company’s revenues consist of services and software and hardware sales. Revenues are recognized when control of these services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

For a description of the Company’s revenue recognition policy prior to January 1, 2018 under ASC Subtopic 985-605, Software – Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition), refer to Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following discussion relates to the Company’s revenue recognition policy, effective January 1, 2018, under ASC Topic 606.

Services Revenues

Services revenues are primarily comprised of professional services that include developing, implementing, automating and extending business processes, technology infrastructure, and software applications. The Company’s professional services span multiple industries, platforms and solutions; however, the Company has remained relatively diversified and does not believe that it has significant revenue concentration within any single industry, platform or solution.

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

Other services revenues are comprised of hosting fees, partner referral fees, maintenance agreements, training and internally developed software-as-a-service (“SaaS”) sales. Revenues from hosting fees, maintenance agreements, training and internally developed SaaS sales are generally recognized over time using a time-based measure of progress as services are rendered. Partner referral fees are recorded at a point in time upon meeting specified requirements set by each partner to earn the respective fee.

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

Software and Hardware Revenues

Software and hardware revenues are comprised of third-party software and hardware resales, in which the Company is considered the agent, and sales of internally developed software, in which the Company is considered the principal. Third-party software and hardware revenues are recognized and invoiced when the Company fulfills its obligation to arrange the sale, which occurs when the purchase order with the vendor is executed and the customer has access to the software or the hardware has been shipped to the customer. Internally developed software revenues are recognized and invoiced when control is transferred to the customer, which occurs when the software has been made available to the customer and the license term has commenced. Revenues from third-party software and hardware sales are recorded on a net basis, while revenues from internally developed software sales are recorded on a gross basis. There are no significant cancellation or termination-type provisions for the Company’s software and hardware sales, and the term between invoicing and payment due date is not significant.

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

Contract Costs

In accordance with the terms of the Company’s sales commission plan, commissions are not earned until the related revenue is recognized. Therefore, sales commissions are expensed as they are incurred. Certain sales incentives are accrued based on achievement of specified bookings goals. For these incentives, the Company applies the practical expedient that allows the Company to expense the incentives as incurred, since the amortization period would have been one year or less.

Deferred Revenue

During the six months ended June 30, 2018, $3.8 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.  The changes in deferred revenue for the six months ended June 30, 2018 are as follows (in thousands):

Balance at December 31, 2017	$3,278
Impact of ASC Topic 606 adoption (offset to Accounts Receivable)	2,806
Opening balance at January 1, 2018	6,084
Deferral of revenue	6,418
Recognition of deferred revenue	(7,127)
Other	(390)
Balance at June 30, 2018	$4,985

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of June 30, 2018 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$84,884	$—	$84,884	$167,033	$—	$167,033
Fixed fee percent complete contracts	7,898	—	7,898	17,010	—	17,010
Fixed fee contracts	20,377	—	20,377	41,599	—	41,599
Reimbursable expenses	3,215	—	3,215	6,245	—	6,245
Total professional services fees	116,374	—	116,374	231,887	—	231,887
Other services revenue*	3,754	784	4,538	7,618	1,602	9,220
Total services	120,128	784	120,912	239,505	1,602	241,107
Software and hardware	—	886	886	—	1,632	1,632
Total revenues	$120,128	$1,670	$121,798	$239,505	$3,234	$242,739

*    Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
United States	$119,211	$236,739
Canada	739	2,110
Other countries	1,848	3,890
Total revenues	$121,798	$242,739

5. Stock-Based Compensation

Stock-based compensation is accounted for in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this guidance, the Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period, which is generally three years. In addition, the Company has elected to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur. The fair value of restricted stock awards is based on the value of the Company’s common stock on the date of the grant.

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of June 30, 2018, there were 2.6 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2018 was approximately $4.1 million and $8.0 million, respectively, which included $0.7 million and $1.4 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2017 was approximately $3.6 million and $7.3 million, respectively, which included $0.6 million and $1.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $2.3 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $20.3 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the six months ended June 30, 2018 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2017	1,436	$18.12
Awards granted	364	22.06
Awards vested	(330)	19.27
Awards forfeited	(70)	17.45
Restricted stock awards outstanding at June 30, 2018	1,400	$18.88

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$5,849	$2,409	$10,778	$5,119
Basic:
Weighted-average shares of common stock outstanding	32,772	32,942	32,762	33,161
Shares used in computing basic net income per share	32,772	32,942	32,762	33,161
Effect of dilutive securities:
Restricted stock subject to vesting	552	262	576	393
Shares issuable for acquisition consideration (1)	565	543	556	526
Shares used in computing diluted net income per share	33,889	33,747	33,894	34,080

Basic net income per share	$0.18	$0.07	$0.33	$0.15
Diluted net income per share	$0.17	$0.07	$0.32	$0.15

Anti-dilutive restricted stock not included in the calculation of diluted net income per share	—	228	60	175

(1)
For the three and six months ended June 30, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (iii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); and (v) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”), as part of the consideration.  For the three and six months ended June 30, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); (iv) the Asset Purchase Agreement with RAS; and (v) the Asset Purchase Agreement with Clarity, as part of the consideration.

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock for a total repurchase program of $160.0 million and extended the expiration date of the program from December 31, 2018 to December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $145.2 million (12.8 million shares) of outstanding common stock through June 30, 2018.

7. Balance Sheet Components

	June 30, 2018 (unaudited)	December 31, 2017
	(in thousands)
Accounts receivable:
Accounts receivable	$63,314	$82,603
Unbilled revenues	45,151	30,863
Allowance for doubtful accounts	(1,179)	(1,272)
Total	$107,286	$112,194

Property and equipment:
Computer hardware (useful life of 3 years)	$13,436	$13,110
Software (useful life of 1 to 7 years)	5,042	5,159
Furniture and fixtures (useful life of 5 years)	4,203	3,772
Leasehold improvements (useful life of 5 years)	3,120	2,836
Less: Accumulated depreciation	(19,123)	(17,732)
Total	$6,678	$7,145

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$13,450	$8,148
Accrued variable compensation	12,381	16,842
Deferred revenue	4,985	3,278
Other current liabilities	4,652	3,879
Payroll related costs	3,352	2,971
Accrued medical claims expense	1,925	2,133
Professional fees	582	357
Accrued subcontractor fees	335	469
Total	$41,662	$38,077

Other non-current liabilities:
Deferred income taxes	$7,990	$7,360
Other non-current liabilities	6,021	4,667
Deferred compensation liability	4,620	4,409
Total	$18,631	$16,436

(1)
As of June 30, 2018, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Southport and Clarity twelve months after the acquisition. As of December 31, 2017, represents the fair value estimate of additional revenue and earnings-based contingent consideration that may be realized by Clarity twelve months after the acquisition.

8. Business Combinations

2017 Acquisitions

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $10.4 million. The purchase price was comprised of $7.1 million in cash paid and $2.1 million in Company common stock issued at closing reduced by $0.6 million as a result of a net working capital adjustment settled in Company common stock surrendered by RAS in 2017. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which was not realized by RAS. The amount of goodwill deductible for tax purposes was $3.7 million.

Acquisition of Clarity

On June 22, 2017, the Company acquired substantially all of the assets of Clarity, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $41.7 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing reduced by $0.4 million as a result of the net working capital adjustment settled in Company common stock surrendered by Clarity in February 2018. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration with a maximum cash payout of $9.2 million. Clarity achieved the maximum cash payout pursuant to the Asset Purchase Agreement and, as a result, the Company has accrued $9.2 million of contingent consideration as of June 30, 2018. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $22.1 million.

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Southport expands the Company’s expertise in business intelligence and data warehousing services.

The Company has initially estimated the total allocable purchase price consideration to be $18.5 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing increased by $0.3 million for an estimated net working capital adjustment due to the seller. The purchase price also included $4.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $6.6 million. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

As part of the consideration transferred for the acquisition of Southport, the Company issued common stock to owners of Southport, who are continuing with the Company, with restrictions limiting the ability to sell the common stock which lapse over a certain period or over an accelerated period upon meeting specified employment milestones. As such, an estimated $0.3 million of the common stock value was attributed to future compensation and recorded as an asset within “Other current assets” and “Other non-current assets” in the Unaudited Condensed Consolidated Balance Sheet as of the acquisition date, to be amortized over the requisite service period.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.2
Identified intangible assets	5.6
Liabilities assumed	(1.8)
Goodwill	10.5
Total purchase price	$18.5

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $7.1 million.

The above purchase price accounting estimates are pending finalization of the intangible assets and contingent consideration valuation and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the six months ended June 30, 2018 (dollars in millions):

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 years	$4.6
Customer backlog	1 year	1 year	0.7
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	0.1
Total acquired intangible assets			$5.6

The operating results of the 2017 and 2018 acquisitions have been included in the Company's interim unaudited condensed consolidated financial statements since the respective acquisition date.

The aggregate amounts of revenue and net income of the Southport acquisition in the Unaudited Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2018 are as follows (in thousands):

Acquisition Date to June 30, 2018
Revenues	$4,661
Net income	$386

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 and 2018 acquisitions for the six months ended June 30, 2018 and 2017, after giving effect to certain pro-forma adjustments and assuming the 2018 acquisition was acquired as of the beginning of 2017 and assuming the 2017 acquisitions were acquired as of the beginning of 2016.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2017 or January 1, 2016 or of future results of operations of the consolidated entities (in thousands except per share data):

	Six Months Ended June 30,
	2018	2017
Revenues	$247,813	$250,920
Net income	$13,544	$6,601
Basic net income per share	$0.41	$0.20
Diluted net income per share	$0.40	$0.19
Shares used in computing basic net income per share	33,210	33,731
Shares used in computing diluted net income per share	33,969	34,702

9. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of June 30, 2018.

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

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in thousands):

Balance at December 31, 2017	$305,238
Preliminary purchase price allocations for acquisition	10,467
Effect of foreign currency translation adjustments	(300)
Balance at June 30, 2018	$315,405

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$76,666	$(34,693)	$41,973	$75,407	$(32,307)	$43,100
Non-compete agreements	1,606	(705)	901	1,556	(707)	849
Customer backlog	680	(170)	510	1,650	(866)	784
Trade name	70	(18)	52	100	(53)	47
Internally developed software	11,377	(5,818)	5,559	11,325	(5,039)	6,286
Total	$90,399	$(41,404)	$48,995	$90,038	$(38,972)	$51,066

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	2 - 5 years
Customer backlog	1 year
Trade name	1 year
Internally developed software	2 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows  (in thousands):

2018 remaining	$7,484
2019	$13,529
2020	$10,261
2021	$8,128
2022	$6,784
Thereafter	$2,809

10. Long-term Debt

On June 9, 2017, the Company entered into a Credit Agreement as amended (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto.  The Credit Agreement replaced the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the “Prior Credit Agreement”). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2018, the Company had one outstanding letter of credit for $0.3 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.00% on June 30, 2018) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (2.09% on June 30, 2018) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit.  The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2018, the Company had $68.7 million of unused borrowing capacity.

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

At June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in total of $2.5 million on the Company’s 2011, 2012 and 2013 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. A preliminary court date has been set by the U.S. Tax Court for November 5, 2018. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through June 30, 2018 is $9.6 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $3.3 million (inclusive of $0.3 million of interest) as of June 30, 2018.

The Company’s effective tax rate was 26.2% and 24.9% for the three and six months ended June 30, 2018 compared to 68.4% and 57.9% for the three and six months ended June 30, 2017. The decrease in the effective rate is primarily due to the passage of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), as well as the one-time tax impact of the determination in the second quarter of 2017 that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested. As of June 30, 2018, the Company’s net non-current deferred tax liability was $8.0 million. Deferred tax liabilities relate to goodwill, intangibles, fixed asset depreciation, and prepaid expenses. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2018 (unaudited) and December 31, 2017.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during the second quarter of 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company’s Chinese subsidiary were no longer permanently reinvested and may repatriate available earnings from time to time. A provision for the expected current and deferred taxes on the repatriation of earnings was recorded in the amount of $2.5 million during the second quarter of 2017. Approximately $1.6 million of this provision was reversed during the fourth quarter of 2017 due to the adoption of the 2017 Tax Act. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of June 30, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.1 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. However, there have been no changes in estimates or additional guidance during the current quarter which would change the Company’s assessment of the tax impacts recorded as of the prior year end.  The Company currently anticipates finalizing and recording any resulting adjustments within a year of the enactment date.

12. Financial Instruments

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million for each of the three and six months ended June 30, 2018. A net gain of $0.1 million was recognized during the three and six months ended June 30, 2017. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.  The fair value of the Company’s derivative instruments outstanding as of June 30, 2018 was immaterial.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	June 30, 2018	December 31, 2017
Derivatives not designated as hedges
Foreign exchange contracts	$3,065	$3,979
Total derivatives not designated as hedges	$3,065	$3,979

13. Commitments and Contingencies

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

In June 2016, the Company entered into an agreement to purchase software licenses for internal use payable over a two year period. As a result, the Company has recorded $0.8 million in “Other current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2018 (unaudited).

The Company leases office space and certain equipment under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of June 30, 2018 were as follows  (in thousands):

Operating Leases
2018 remaining	$3,434
2019	6,977
2020	6,639
2021	5,138
2022	3,288
Thereafter	3,609
Total minimum lease payments	$29,085

Rent expense for the three and six months ended June 30, 2018 was $2.2 million and $4.2 million, respectively. Rent expense for the three and six months ended June 30, 2017 was $2.0 million and $3.9 million, respectively.

14. Subsequent Events

Acquisition of Stone Temple Consulting Corporation

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple Consulting Corporation, a Massachusetts corporation (“Stone Temple”), pursuant to the terms of an Asset Purchase Agreement.  The Asset Purchase Agreement provided for approximately $9.9 million of cash to be paid at closing, subject to a net working capital adjustment, approximately 48,360 shares of Company common stock to be issued at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $2.6 million, which may be realized by the seller twelve months after the closing date of the acquisition. The acquisition of Stone Temple expands the Company’s capabilities in search engine marketing and digital content services.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Stone Temple. As of August 2, 2018, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs related to Stone Temple for the three and six months ended June 30, 2018 were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

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

Adoption of ASC Topic 606

As further detailed in Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), on January 1, 2018 using the modified retrospective method. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent beginning on January 1, 2018. Since the change in presentation was applied prospectively and prior period results were not restated, the adoption of the new standard resulted in significantly lower software and hardware revenues and costs for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The impact of adopting ASC Topic 606 to services revenues and costs was immaterial.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% of our services revenues for the three and six months ended June 30, 2018 and 2017. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues. Total revenues increased 4% to $121.8 million for the three months ended June 30, 2018 from $117.0 million for the three months ended June 30, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
	2018	2017
Services revenues	$120,912	$107,756	$13,156	$12,036	$1,120
Software and hardware revenues	886	9,270	(8,384)	12	(8,396)
Total revenues	$121,798	$117,026	$4,772	$12,048	$(7,276)

Services revenues increased 12% to $120.9 million for the three months ended June 30, 2018 from $107.8 million for the three months ended June 30, 2017. Services revenues attributable to our base business increased by $1.1 million while services revenues attributable to acquired companies was $12.0 million, resulting in a total increase of $13.2 million.

Software and hardware revenues decreased 90% to $0.9 million for the three months ended June 30, 2018 from $9.3 million for the three months ended June 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 3% to $79.6 million for the three months ended June 30, 2018 from $77.6 million for the three months ended June 30, 2017.  Cost of services increased 14% to $79.6 million for the three months ended June 30, 2018 from $69.9 million for the three months ended June 30, 2017 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percent of services revenues increased to 65.8% for the three months ended June 30, 2018 from 64.9% for the three months ended June 30, 2017 primarily driven by lower utilization percentage for our billable resources. The average bill rate for our professionals was $123 per hour for the three months ended June 30, 2018 and 2017. Software and hardware costs decreased to zero for the three months ended June 30, 2018 from $7.7 million for the three months ended June 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Selling, General and Administrative. SG&A expenses increased 7% to $27.9 million for the three months ended June 30, 2018 from $26.1 million for the three months ended June 30, 2017, primarily due to increases in salaries and training costs.   SG&A expenses, as a percentage of service revenues,  decreased to 23.1% for the three months ended June 30, 2018 from 24.2% for the three months ended June 30, 2017, primarily due to higher service revenues.

Depreciation. Depreciation expense decreased 15% to $1.0 million for the three months ended June 30, 2018 from $1.2 million for  the three months ended June 30, 2017. Depreciation expense as a percentage of revenues was 0.8% for the three months ended June 30, 2018 and 1.0% for the three months ended June 30, 2017.

Amortization. Amortization expense increased 17% to $4.1 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017. The increase in amortization expense was due to the addition of intangible assets from the Southport acquisition early in the second quarter of 2018 and the Clarity acquisition late in the second quarter of 2017.  Amortization expense as a percentage of revenues was 3.4% for the three months ended June 30, 2018 and 3.0% for the three months ended June 30, 2017.

Acquisition Costs. Acquisition-related costs were $0.5 million for the three months ended June 30, 2018 and $0.9 million for the three months ended June 30, 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.1 million was recorded during the three months ended June 30, 2018 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Clarity and Southport. An adjustment of $0.6 million was recorded during the three months ended June 30, 2017 which represents the net impact of the fair market value adjustments to the RAS and Bluetube, LLC (“Bluetube”) additional revenue and earnings-based contingent consideration liability in addition to the accretion of the fair value estimate for the additional revenue and earnings-based contingent consideration related to the acquisition of Bluetube, RAS and Clarity.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 26.2% for the three months ended June 30, 2018 from 68.4% for the three months ended June 30, 2017. The decrease in the effective rate is primarily due to the passage of the 2017 Tax Act, which lowered the U.S. corporate income tax rate beginning in 2018, as well as the one-time tax impact of the determination in the second quarter of 2017 that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues. Total revenues increased 6% to $242.7 million for the six months ended June 30, 2018 from $228.0 million for the six months ended June 30, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
	2018	2017
Services revenues	$241,107	$211,777	$29,330	$21,058	$8,272
Software and hardware revenues	1,632	16,269	(14,637)	12	(14,649)
Total revenues	$242,739	$228,046	$14,693	$21,070	$(6,377)

Services revenues increased 14% to $241.1 million for the six months ended June 30, 2018 from $211.8 million for the six months ended June 30, 2017. Services revenues attributable to our base business increased by $8.3 million while services revenues attributable to acquired companies was $21.1 million, resulting in a total increase of $29.3 million.

Software and hardware revenues decreased 90% to $1.6 million for the six months ended June 30, 2018 from $16.3 million for the six months ended June 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 4% to $158.8 million for the six months ended June 30, 2018 from $152.6 million for the six months ended June 30, 2017.  Cost of services increased 14% to $158.8 million for the six months ended June 30, 2018 from $138.9 million for the six months ended June 30, 2017 primarily due to higher headcount in response to higher services revenue and acquisitions. Services costs as a percent of services revenues increased to 65.9% for the six months ended June 30, 2018 from 65.6% for the six months ended June 30, 2017 primarily driven by a decline in the average bill rate. The average bill rate for our professionals decreased to $124 per hour for the six months ended June 30, 2018 from $125 per hour for the six months ended June 30, 2017 primarily due to a decrease in the average bill rate of subcontractors. Software and hardware costs decreased to zero for the six months ended June 30, 2018 from $13.7 million for the six months ended June 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Selling, General and Administrative. SG&A expenses increased 9% to $56.6 million for the six months ended June 30, 2018 from $51.8 million for the six months ended June 30, 2017, primarily due to increases in salaries, bonus costs, office costs and training costs.   SG&A expenses, as a percentage of service revenues,  decreased to 23.5% for the six months ended June 30, 2018 from 24.5% for the six months ended June 30, 2017, primarily due to higher service revenues.

Depreciation. Depreciation expense decreased 16% to $2.1 million for the six months ended June 30, 2018 from $2.5 million for  the six months ended June 30, 2017. Depreciation expense as a percentage of revenues was 0.8% for the six months ended June 30, 2018 and 1.1% for the six months ended June 30, 2017.

Amortization. Amortization expense increased 12% to $8.0 million for the six months ended June 30, 2018 from $7.2 million for the six months ended June 30, 2017. The increase in amortization expense was due to the addition of intangible assets from the Southport acquisition early in the second quarter of 2018 and the Clarity acquisition late in the second quarter of 2017. Amortization expense as a percentage of revenues was 3.3% for the six months ended June 30, 2018 and 3.1% for the six months ended June 30, 2017.

Acquisition Costs. Acquisition-related costs were $0.8 million for the six months ended June 30, 2018 and $1.4 million for the six months ended June 30, 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.1 million was recorded during the six months ended June 30, 2018 which represents the net impact of the fair market value adjustment to the Clarity revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to accretion. An adjustment of $0.4 million was recorded during the six months ended June 30, 2017 which represents the net impact of the fair market value adjustments to the RAS and Bluetube revenue and earnings-based contingent consideration liability in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Enlighten, Bluetube, RAS and Clarity.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 24.9% for the six months ended June 30, 2018 from 57.9% for the six months ended June 30, 2017. The decrease in the effective rate is primarily due to the passage of the 2017 Tax Act, which lowered the U.S. corporate income tax rate beginning in 2018, as well as the one-time tax impact of the determination in the second quarter of 2017 that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents (1)	$10.4	$6.3
Working capital (including cash and cash equivalents) (2)	$69.5	$67.9
Amounts available under credit facility	$68.7	$69.7

(1) The balance at June 30, 2018 includes $4.7 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds would be repatriated.  We currently do not plan or foresee a need to repatriate such funds. The balance at June 30, 2018 includes $2.9 million held by our Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary’s earnings were no longer permanently reinvested and may repatriate available earnings from time to time.  See Note 11, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further details.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $29.6 million compared to $24.9 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018, the primary components of operating cash flows were net income of $10.8 million, non-cash charges of $19.6 million and net operating asset investments of $0.8 million. For the six months ended June 30, 2017, the primary components of operating cash flows were net income of $5.1 million, non-cash charges of $18.6 million and net operating asset reductions of $1.2 million.

Net Cash Used In Investing Activities

During the six months ended June 30, 2018, we used $1.9 million to purchase property and equipment and to develop certain software and $11.3 million for the acquisition of Southport. During the six months ended June 30, 2017, we used $2.7 million to purchase property and equipment and to develop certain software and $37.9 million for the acquisition of RAS and Clarity.

Net Cash (Used In) Provided By Financing Activities

During the six months ended June 30, 2018, we drew down $117.5 million from our line of credit, repaid $116.5 million on our line of credit, used $10.2 million to repurchase shares of our common stock through the stock repurchase program and used $2.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. During the six months ended June 30, 2017, we drew down $154.0 million from our line of credit.  We repaid $118.0 million on our line of credit, used $20.9 million to repurchase shares of our common stock through the stock repurchase program and used $2.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.  We also paid $1.3 million to settle the contingent consideration for the purchase of Market Street and Enlighten and made $0.4 million in payments for credit facility financing fees.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement replaced the Second Amended and Restated Credit Agreement dated as of July 31, 2013 between the Company, Silicon Valley Bank and the other lenders and signatories thereto (the “Prior Credit Agreement”). The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2018, the Company had one outstanding letter of credit for $0.3 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (5.00% on June 30, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.09% on June 30, 2018) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2018, we had $68.7 million of maximum borrowing capacity.

At June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $145.2 million (12.8 million shares) of our outstanding common stock through June 30, 2018.

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2018. See Note 13, Commitments and Contingencies in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of June 30, 2018, there was $56.0 million outstanding under the Credit Agreement as compared to $55.0 million as of  December 31, 2017. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 and will become due and payable no later than the final maturity date of June 9, 2022.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of June 30, 2018 (unaudited) of $10.4 million, $4.7 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of June 30, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.1 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million. As of June 30, 2018, $2.9 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and may repatriate available earnings from time to time. See Note 11, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further details.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, Revenue, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2018, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 12, Financial Instruments, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2018, there was $56.0 million outstanding and $68.7 million of available borrowing capacity under our credit facility. Our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin. Based on the $56.0 million outstanding on the line of credit as of June 30, 2018, an increase in the interest rate of 100 basis points would add $0.6 million of interest expense per year, which is not considered material to our financial position or results of operations.

We had unrestricted cash and cash equivalents totaling $10.4 million at June 30, 2018 and $6.3 million at December 31, 2017. The unrestricted cash and cash equivalents are primarily held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

As part of the adoption of ASC Topic 606, the Company implemented changes to our control activities related to revenue recognition to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $145.2 million (12.8 million shares) of our outstanding common stock through June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2018	12,472,569	$10.99	12,472,569	$22,888,420
April 1-30, 2018	60,000	23.60	60,000	$21,472,420
May 1-31, 2018	275,000	24.31	275,000	$14,786,420
June 1-30, 2018	—	—	—	$14,786,420
Ending balance as of June 30, 2018	12,807,569	$11.34	12,807,569

(1)	Average price paid per share includes commission.

Unregistered Sales of Securities

On April 2, 2018, the Company acquired substantially all of the assets of Southport. The consideration paid in this transaction included 153,217 shares of Company common stock issued at closing with an aggregate value of approximately $3.4 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock , previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date: August 2, 2018	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)