Form 10-Q
period 2018-09-30
PERFICIENT INC
filed 2018-11-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2018 there were 33,181,786 shares of Common Stock outstanding.

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

(6)
risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of such debt and the associated convertible note hedge transactions; and

(7)	the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this Form 10-Q, including the additional risk factors set forth in Part II, Item 1A of this report, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$44,947	$6,307
Accounts receivable, net	109,764	112,194
Prepaid expenses	4,303	4,470
Other current assets	2,212	6,237
Total current assets	161,226	129,208
Property and equipment, net	6,565	7,145
Goodwill	321,995	305,238
Intangible assets, net	49,821	51,066
Other non-current assets	9,662	6,403
Total assets	$549,269	$499,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,801	$23,196
Other current liabilities	44,172	38,077
Total current liabilities	54,973	61,273
Long-term debt, net	119,038	55,000
Other non-current liabilities	20,254	16,436
Total liabilities	$194,265	$132,709
Stockholders’ equity:
Common stock (par value $.001 per share; 100,000,000 authorized; 47,999,384 shares issued and 31,920,534 shares outstanding as of September 30, 2018; 47,370,945 shares issued and 33,249,665 shares outstanding as of December 31, 2017)	$48	$47
Additional paid-in capital	431,510	403,906
Accumulated other comprehensive loss	(2,837)	(1,822)
Treasury stock, at cost (16,078,850 shares as of September 30, 2018; 14,121,280 shares as of December 31, 2017)	(218,891)	(163,871)
Retained earnings	145,174	128,091
Total stockholders’ equity	355,004	366,351
Total liabilities and stockholders’ equity	$549,269	$499,060

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share information)
Revenues
Services	$122,879	$117,415	$363,986	$329,192
Software and hardware	1,054	6,323	2,686	22,591
Total revenues	123,933	123,738	366,672	351,783
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	79,183	75,971	238,004	214,858
Software and hardware costs	—	5,168	—	18,860
Total cost of revenues	79,183	81,139	238,004	233,718

Selling, general and administrative	29,322	27,072	85,945	78,884
Depreciation	995	1,123	3,057	3,587
Amortization	4,009	3,936	12,029	11,098
Acquisition costs	497	(100)	1,337	1,283
Adjustment to fair value of contingent consideration	666	(389)	1,757	(828)
Income from operations	9,261	10,957	24,543	24,041

Net interest expense	831	440	1,718	1,444
Net other (income) expense	(6)	(15)	43	(84)
Income before income taxes	8,436	10,532	22,782	22,681
Provision for income taxes	2,131	3,505	5,699	10,535

Net income	$6,305	$7,027	$17,083	$12,146

Basic net income per share	$0.19	$0.22	$0.52	$0.37
Diluted net income per share	$0.19	$0.21	$0.50	$0.36
Shares used in computing basic net income per share	32,648	32,673	32,724	32,997
Shares used in computing diluted net income per share	33,645	33,991	33,846	34,085

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$6,305	$7,027	$17,083	$12,146
Other comprehensive (loss) income:
Foreign currency translation adjustment	(363)	137	(1,015)	720
Comprehensive income	$5,942	$7,164	$16,068	$12,866

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2018
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351
Proceeds from the sales of stock through the Employee Stock Purchase Plan	6	—	124	—	—	—	124
Stock compensation related to restricted stock vesting and retirement savings plan contributions	421	1	11,559	—	—	—	11,560
Purchases of treasury stock and buyback of shares for taxes	(1,943)	—	—	—	(54,717)	—	(54,717)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	201	—	4,201	—	—	—	4,201
Surrender of stock in conjunction with net working capital settlement	(14)	—	—	—	(303)	—	(303)
Equity component of convertible notes, net of tax	—	—	15,547	—	—	—	15,547
Debt issuance costs of convertible notes allocated to equity, net of tax	—	—	(511)	—	—	—	(511)
Purchase of hedges on convertible notes, net of tax	—	—	(15,376)	—	—	—	(15,376)
Proceeds from issuance of warrants on convertible notes	—	—	12,060	—	—	—	12,060
Net income	—	—	—	—	—	17,083	17,083
Foreign currency translation adjustment	—	—	—	(1,015)	—	—	(1,015)
Balance at September 30, 2018	31,921	$48	$431,510	$(2,837)	$(218,891)	$145,174	$355,004

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES	(In thousands)
Net income	$17,083	$12,146
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,057	3,587
Amortization	12,029	11,098
Deferred income taxes	655	918
Non-cash stock compensation and retirement savings plan contributions	11,560	10,595
Adjustment to fair value of contingent consideration for purchase of business	1,757	(828)
Amortization of debt issuance costs and discounts	300	122
Write-off of unamortized credit facility fees	—	246

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11,453	1,415
Other assets	1,157	2,634
Accounts payable	(12,394)	(6,423)
Other liabilities	(3,865)	(5,386)
Net cash provided by operating activities	42,792	30,124

INVESTING ACTIVITIES
Purchase of property and equipment	(3,182)	(2,521)
Capitalization of internally developed software costs	(477)	(762)
Purchase of businesses	(21,213)	(37,886)
Net cash used in investing activities	(24,872)	(41,169)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	143,750	—
Payment for convertible notes issuance costs	(4,323)	—
Purchase of convertible notes hedges	(20,686)	—
Proceeds from issuance of convertible notes warrants	12,060	—
Proceeds from line of credit	161,000	223,500
Payments on line of credit	(216,000)	(190,500)
Payment for credit facility financing fees	—	(355)
Payment of contingent consideration for purchase of business	—	(3,258)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	124	135
Purchases of treasury stock	(51,809)	(23,953)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(2,908)	(2,542)
Net cash provided by financing activities	21,208	3,027
Effect of exchange rate on cash and cash equivalents	(488)	353
Change in cash and cash equivalents	38,640	(7,665)
Cash and cash equivalents at beginning of period	6,307	10,113
Cash and cash equivalents at end of period	$44,947	$2,448

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures:	(In thousands)
Cash paid for income taxes	$2,439	$3,725
Cash paid for interest	$1,277	$922
Non-cash investing activity:
Stock issued for purchase of businesses	$3,789	$9,429
Stock surrendered by sellers in conjunction with net working capital settlement	$303	$572

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 may not be indicative of the results for the full year ending December 31, 2018.

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

3.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has determined that the most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. The adoption of the standard also resulted in minor changes to the timing of revenue recognition. As the agent, revenue from multi-year sales of third-party software and support is recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. Additionally, variable consideration related to service contracts, such as volume discounts and holdbacks, are recognized earlier under the new standard in certain instances. The impact from these timing changes was immaterial as of January 1, 2018, and therefore, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of the standard also resulted in increases to accounts receivable, net and deferred revenue within other current liabilities for those contracts under which the Company’s right to consideration is unconditional. Refer to Impacts of ASC Topic

606 Adoption on Current Period Results below for the impact of adopting ASC Topic 606 on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 and the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018. There was no material impact on the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018. The adoption of ASU No. 2014-09 and its amendments also resulted in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company. See Note 4, Revenue, for these disclosures.

Impacts of ASC Topic 606 Adoption on Current Period Results

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Balance Sheet as of  September 30, 2018 are as follows (in thousands):

	As Reported	ASC Topic 606 Impact	Without ASC Topic 606 Adoption
Accounts receivable, net	$109,764	$(1,512)	$108,252
Total assets	549,269	(1,512)	547,757
Other current liabilities	44,172	(1,512)	42,660
Total liabilities	194,265	(1,512)	192,753

The impacts of ASC Topic 606 adoption on the Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 are as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)
Revenues
Services	$122,879	$—	$122,879	$363,986	$—	$363,986
Software and hardware	1,054	3,665	4,719	2,686	16,050	18,736
Total revenues	123,933	3,665	127,598	366,672	16,050	382,722
Cost of revenues
Cost of services	79,183	—	79,183	238,004	—	238,004
Software and hardware costs	—	3,665	3,665	—	16,050	16,050
Total cost of revenues	79,183	3,665	82,848	238,004	16,050	254,054
Income from operations	9,261	—	9,261	24,543	—	24,543
Net income	6,305	—	6,305	17,083	—	17,083

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases – Targeted Improvement, which further amended ASU No. 2016-02. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for the Company on January 1, 2019. The amendments to ASU 2016-02 allow companies to elect to apply the provisions of the new standard at the effective date without adjusting the comparative periods presented, which the Company currently expects to elect. The Company continues to evaluate the effect that ASU No. 2016-02 and its amendments will have on its consolidated financial statements and disclosures. The Company expects the primary impact upon adoption will be the recognition, on a discounted basis, of its minimum commitments under noncancellable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is also evaluating provisions within its contracts to identify any embedded leases which would have a potential impact upon adoption. Current minimum commitments under noncancellable operating leases are disclosed in Note 14, Commitments and Contingencies.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2017 was $3.3 million, which increased to $6.1 million as of January 1, 2018 due to the adoption of ASC Topic 606. The deferred revenue balance as of September 30, 2018 was $4.7 million. During the nine months ended September 30, 2018, $4.5 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.  Deferred revenue balances assumed in the Company's 2018 acquisitions were immaterial.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of September 30, 2018 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$85,127	$—	$85,127	$252,158	$—	$252,158
Fixed fee percent complete contracts	9,731	—	9,731	26,741	—	26,741
Fixed fee contracts	20,402	—	20,402	62,001	—	62,001
Reimbursable expenses	3,223	—	3,223	9,468	—	9,468
Total professional services fees	118,483	—	118,483	350,368	—	350,368
Other services revenue*	3,610	786	4,396	11,229	2,389	13,618
Total services	122,093	786	122,879	361,597	2,389	363,986
Software and hardware	—	1,054	1,054	—	2,686	2,686
Total revenues	$122,093	$1,840	$123,933	$361,597	$5,075	$366,672

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
United States	$121,440	$358,179
Canada	800	2,910
Other countries	1,693	5,583
Total revenues	$123,933	$366,672

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of September 30, 2018, there were 2.6 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and nine months ended September 30, 2018 was approximately $4.1 million and $12.1 million, respectively, which included $0.7 million and $2.1 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $0.8 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2017 was approximately $3.6 million and $11.0 million, respectively, which included $0.6 million and $1.9 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefits recognized were $1.1 million and $3.4 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $17.1 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the nine months ended September 30, 2018 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2017	1,436	$18.12
Awards granted	366	22.08
Awards vested	(334)	19.26
Awards forfeited	(87)	17.45
Restricted stock awards outstanding at September 30, 2018	1,381	$18.91

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,305	$7,027	$17,083	$12,146
Basic:
Weighted-average shares of common stock outstanding	32,648	32,673	32,724	32,997
Shares used in computing basic net income per share	32,648	32,673	32,724	32,997
Effect of dilutive securities:
Restricted stock subject to vesting	733	459	665	450
Shares issuable for acquisition consideration (1)	264	859	457	638
Shares used in computing diluted net income per share	33,645	33,991	33,846	34,085

Basic net income per share	$0.19	$0.22	$0.52	$0.37
Diluted net income per share	$0.19	$0.21	$0.50	$0.36

(1)
For the three and nine months ended September 30, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (iii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); (v) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); and (vi) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”), as part of the consideration.  For the three and nine months ended September 30, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); (iv) the Asset Purchase Agreement with RAS; and (v) the Asset Purchase Agreement with Clarity, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock subject to vesting	—	—	40	117
Convertible senior notes	3,823	—	3,823	—
Warrants related to the issuance of convertible senior notes	3,823	—	3,823	—
Total anti-dilutive securities	7,646	—	7,686	117

See Note 10, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock and extended the expiration date of the program from December 31, 2018 to December 31, 2019. On August 15, 2018, the Board of Directors authorized an additional $75.0 million, for a total repurchase program of $235.0 million. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $186.8 million (14.2 million shares) of outstanding common stock through September 30, 2018.

7. Balance Sheet Components

	September 30, 2018 (unaudited)	December 31, 2017
	(in thousands)
Accounts receivable:
Accounts receivable	$66,541	$82,603
Unbilled revenues	44,038	30,863
Allowance for doubtful accounts	(815)	(1,272)
Total	$109,764	$112,194

Property and equipment:
Computer hardware (useful life of 3 years)	$13,832	$13,110
Software (useful life of 1 to 7 years)	5,042	5,159
Furniture and fixtures (useful life of 5 years)	4,472	3,772
Leasehold improvements (useful life of 5 years)	3,172	2,836
Less: Accumulated depreciation	(19,953)	(17,732)
Total	$6,565	$7,145

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$15,356	$8,148
Accrued variable compensation	12,810	16,842
Deferred revenue	4,733	3,278
Other current liabilities	4,452	3,879
Payroll related costs	3,378	2,971
Accrued medical claims expense	2,072	2,133
Professional fees	1,106	357
Accrued subcontractor fees	265	469
Total	$44,172	$38,077

Other non-current liabilities:
Deferred income taxes	$7,638	$7,360
Other non-current liabilities	7,742	4,667
Deferred compensation liability	4,874	4,409
Total	$20,254	$16,436

(1)
As of September 30, 2018, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Stone Temple, Southport and Clarity twelve months after the acquisition. As of December 31, 2017, represents the fair value estimate of additional revenue and earnings-based contingent consideration that may be realized by Clarity twelve months after the acquisition.

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

Acquisition of Clarity

On June 22, 2017, the Company acquired substantially all of the assets of Clarity, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $41.7 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing reduced by $0.4 million as a result of the net working capital adjustment settled in Company common stock surrendered by Clarity in February 2018. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration with a maximum cash payout of $9.2 million. Clarity achieved the maximum cash payout pursuant to the Asset Purchase Agreement and, as a result, the Company has accrued $9.2 million of contingent consideration as of September 30, 2018. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $22.1 million.

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Southport expands the Company’s expertise in business intelligence and data warehousing services.

The Company has initially estimated the total allocable purchase price consideration to be $18.6 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing increased by $0.3 million for an estimated net working capital adjustment due to the seller. The purchase price also included $4.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $6.6 million. As of September 30, 2018, the Company’s best estimate of the fair value of the contingent consideration was $5.0 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.7 million during the three and nine months ended September 30, 2018. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

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

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.2
Identified intangible assets	5.7
Liabilities assumed	(1.8)
Goodwill	10.5
Total purchase price	$18.6

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $7.1 million.

The above purchase price accounting estimates are pending finalization of the net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Acquisition of Stone Temple

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Stone Temple expands the Company’s capabilities in search engine marketing and digital content services.

The Company has initially estimated the total allocable purchase price consideration to be $12.4 million. The purchase price was comprised of $9.9 million in cash paid and $1.2 million in Company common stock issued at closing increased by $0.1 million for an estimated net working capital adjustment due to the seller. The purchase price also included $1.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $2.6 million. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.5
Identified intangible assets	4.6
Liabilities assumed	(1.5)
Goodwill	6.8
Total purchase price	$12.4

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $5.4 million.

The above purchase price accounting estimates are pending finalization of the intangible assets and contingent consideration valuation and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the nine months ended September 30, 2018 (dollars in millions):

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 - 6 years	$8.2
Customer backlog	1 year	1 - 1.5 years	1.4
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.4
Total acquired intangible assets			$10.3

The operating results of the 2017 and 2018 acquisitions have been included in the Company's interim unaudited condensed consolidated financial statements since the respective acquisition date.

The aggregate amounts of revenue and net income of the Southport and Stone Temple acquisitions in the Unaudited Condensed Consolidated Statements of Operations from the respective acquisition dates to September 30, 2018 are as follows (in thousands):

Acquisition Date to September 30, 2018
Revenues	$10,774
Net income	$777

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2017 and 2018 acquisitions for the nine months ended September 30, 2018 and 2017, after giving effect to certain pro-forma adjustments and assuming the 2018 acquisitions were acquired as of the beginning of 2017 and assuming the 2017 acquisitions were acquired as of the beginning of 2016.

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

	Nine Months Ended September 30,
	2018	2017
Revenues	$376,695	$385,639
Net income	$20,846	$12,845
Basic net income per share	$0.63	$0.38
Diluted net income per share	$0.61	$0.37
Shares used in computing basic net income per share	33,054	33,505
Shares used in computing diluted net income per share	33,931	34,582

9. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of September 30, 2018.

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

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

Balance at December 31, 2017	$305,238
Preliminary purchase price allocations for acquisitions	17,267
Effect of foreign currency translation adjustments	(510)
Balance at September 30, 2018	$321,995

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$80,176	$(37,781)	$42,395	$75,407	$(32,307)	$43,100
Non-compete agreements	1,626	(789)	837	1,556	(707)	849
Customer backlog	1,400	(443)	957	1,650	(866)	784
Trade name	110	(43)	67	100	(53)	47
Internally developed software	11,900	(6,335)	5,565	11,325	(5,039)	6,286
Total	$95,212	$(45,391)	$49,821	$90,038	$(38,972)	$51,066

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	2 - 5 years
Customer backlog	1 - 1.5 years
Trade name	1 year
Internally developed software	2 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows and excludes the impact of the acquisition referenced in Note 15, Subsequent Events (in thousands):

2018 remaining	$4,054
2019	$14,767
2020	$11,021
2021	$8,813
2022	$7,404
Thereafter	$3,762

10. Long-term Debt

Revolving Credit Facility

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2018, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.25% on September 30, 2018) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (2.26% on September 30, 2018) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit.  The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2018, the Company had $124.8 million of unused borrowing capacity.

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

At September 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Senior Notes due 2023

On September 11, 2018, the Company issued $143.8 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million. The

Company used (i) $49.0 million of the net proceeds to pay down the Company’s revolving credit facility, (ii) $38.8 million of the net proceeds to repurchase 1.3 million shares of the Company’s common stock concurrently with the pricing of the Notes offering in privately negotiated transactions and (iii) $8.6 million of the net proceeds to fund the cost of entering into the Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the Notes Warrants (as defined below). The remaining proceeds will be used for working capital or other general corporate purposes.

The Notes bear interest at a rate of 2.375% per year. Interest will be payable in cash on March 15 and September 15 of each year, beginning March 15, 2019. The Notes mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 26.5957 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the Notes Hedges and Notes Warrants (each defined below), the conversion rate is effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion.

A Note may be converted at the holder’s option prior to the close of business on the business day immediately preceding September 15, 2023, but only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on December 31, 2018, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•
during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the Indenture; and

•	at any time from, and including, March 15, 2023 until the close of business on the second scheduled trading day immediately before the maturity date.

The Company may not redeem the Notes at its option before maturity. If a “fundamental change” (as defined in the Indenture) occurs, then, except as described in the Indenture, noteholders may require the Company to repurchase their notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

As of September 30, 2018, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $26.65 per share on September 28, 2018, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

In accordance with accounting for debt with conversions and other options, the Company bifurcated the principal amount of the Notes into liability and equity components. The initial liability component of the Notes was valued at $122.9 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.7%. The equity component representing the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $20.9 million, partially offset by the associated deferred tax effect of $5.4 million. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The debt discount of $20.9 million is being amortized to interest expense using the effective interest method with an effective interest rate of 5.7% over the period from the issuance date through the contractual maturity date of September 15, 2023. The Company will utilize the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

Issuance costs totaling $4.7 million were allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $4.0 million attributable to the liability component were recorded as a direct deduction from the carrying value of the Notes and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs of $0.7 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.2 million. The unamortized issuance costs will be amortized over a weighted-average remaining period of approximately five years.

The liability and equity components of the Notes consisted of the following (in thousands):

As of September 30, 2018
Liability component:
Principal	$143,750
Less: Unamortized debt discount	(20,716)
Unamortized debt issuance costs	(3,996)
Net carrying amount	$119,038

Equity component:
Debt discount for conversion option, net of taxes	$15,547
Less: Issuance costs, net of taxes	(511)
Net carrying amount	$15,036

Interest expense for the three and nine months ended September 30, 2018 related to the Notes consisted of the following (in thousands):

Three and Nine Months Ended September 30, 2018
Coupon interest	$190
Amortization of debt discount	200
Amortization of debt issuance costs	45
Total interest expense recognized	$435

2023 Convertible Notes Hedges

In connection with the issuance of the Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 3.8 million shares of common stock at a strike price of $37.60, which is equal to the number of shares of common stock that notionally underlie the Notes and corresponds to the conversion price of the Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. The Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $20.7 million, partially offset by the deferred tax effect of $5.3 million.

2023 Convertible Notes Warrants

In connection with the issuance of the Notes, the Company also sold net-share-settled warrants (the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the Notes Warrants was approximately $46.62 per share, and is subject to certain adjustments under the terms of the Notes Warrants. As a result of the Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $46.62 for any fiscal quarter. The Notes Warrants expire over a period of 100 trading days commencing on December 15, 2023 and may be settled in net shares of common stock or net cash at the Company’s election. The Notes Warrants were recorded as an increase in additional paid-in capital within stockholders’ equity of $12.1 million.

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in total of $2.5 million on the Company’s 2011, 2012 and 2013 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a new court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through September 30, 2018 is approximately $10.0 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $3.4 million (inclusive of $0.3 million of interest) as of September 30, 2018.

The Company’s effective tax rate was 25.3% and 25.0% for the three and nine months ended September 30, 2018 compared to 33.3% and 46.4% for the three and nine months ended September 30, 2017. The decrease in the effective tax rate is primarily due to the passage of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), as well as the one-time tax impact of the determination in the second quarter of 2017 that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested. As of September 30, 2018, the Company’s net non-current deferred tax liability was $7.6 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2018 (unaudited) and December 31, 2017.

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

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of September 30, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. During the third quarter of 2018, the Company finalized and filed its 2017 income tax return. There were no material changes to the original estimate. The Company currently anticipates finalizing and recording any further adjustments within a year of the enactment date.

12. Derivatives

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million for each of the three and nine months ended September 30, 2018. An immaterial net gain was recognized during the three months ended

September 30, 2017 and a net gain of $0.1 million was recognized during the nine months ended September 30, 2017. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.  The fair value of the Company’s derivative instruments outstanding as of September 30, 2018 was immaterial.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	September 30, 2018	December 31, 2017
Derivatives not designated as hedges
Foreign exchange contracts	$2,984	$3,979
Total derivatives not designated as hedges	$2,984	$3,979

13. Fair Value Measurements

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of September 30, 2018, $37.0 million of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Company’s Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of September 30, 2018 was $136.0 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

The fair value of the Company’s foreign exchange forward contracts is measured using the present value of expected cash flows. This considers the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivative instruments represent Level 2 measurements.

14. Commitments and Contingencies

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

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of September 30, 2018 were as follows  (in thousands):

Operating Leases
2018 remaining	$1,766
2019	7,059
2020	6,608
2021	5,122
2022	3,288
2023	3,609
Total minimum lease payments	$27,452

Rent expense for the three and nine months ended September 30, 2018 was $2.1 million and $6.2 million, respectively. Rent expense for the three and nine months ended September 30, 2017 was $2.1 million and $6.0 million, respectively.

15. Subsequent Events

Acquisition of Elixiter, Inc.

On October 29, 2018, the Company acquired Elixiter Inc., a Montana corporation (“Elixiter”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provided for approximately $6.3 million of cash to be paid at closing, subject to a net working capital adjustment, approximately 64,846 shares of Company common stock to be issued at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $1.8 million, which may be realized by the equity holders twelve months after the closing date of the acquisition. The acquisition of Elixiter expands the Company’s capabilities in digital marketing.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of Elixiter. As of November 1, 2018, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs related to Elixiter for the three and nine months ended September 30, 2018 were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management, platform implementations, enterprise data and business intelligence, enterprise performance management, enterprise mobile, cloud services, digital marketing, and DevOps, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Adoption of ASC Topic 606

As further detailed in Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), on January 1, 2018 using the modified retrospective method. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent beginning on January 1, 2018. Since the change in presentation was applied prospectively and prior period results were not restated, the adoption of the new standard resulted in significantly lower software and hardware revenues and costs for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. The impact of adopting ASC Topic 606 to services revenues and costs was immaterial.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the established billing rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 8% and 7% of our services revenues for the three and nine months ended September 30, 2018, respectively, and 8% for the three and nine months ended September 30, 2017. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues. Total revenues increased less than 1% to $123.9 million for the three months ended September 30, 2018 from $123.7 million for the three months ended September 30, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended September 30,		Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
	2018	2017
Services revenues	$122,879	$117,415	$5,464	$6,113	$(649)
Software and hardware revenues	1,054	6,323	(5,269)	—	(5,269)
Total revenues	$123,933	$123,738	$195	$6,113	$(5,918)

Services revenues increased 5% to $122.9 million for the three months ended September 30, 2018 from $117.4 million for the three months ended September 30, 2017. Services revenues attributable to our base business decreased by $0.6 million while services revenues attributable to acquired companies was $6.1 million, resulting in a total increase of $5.5 million.

Software and hardware revenues decreased 83% to $1.1 million for the three months ended September 30, 2018 from $6.3 million for the three months ended September 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 2% to $79.2 million for the three months ended September 30, 2018 from $81.1 million for the three months ended September 30, 2017.  Cost of services increased 4% to $79.2 million for the three months ended September 30, 2018 from $76.0 million for the three months ended September 30, 2017 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percent of services revenues decreased to 64.4% for the three months ended September 30, 2018 from 64.7% for the three months ended September 30, 2017 primarily driven by higher utilization percentage for our billable resources, partially offset by lower average bill rates. The average bill rate for our professionals was $124 per hour for the three months ended September 30, 2018 and $127 per hour for the three months ended September 30, 2017. Software and hardware costs decreased to zero for the three months ended September 30, 2018 from $5.2 million for the three months ended September 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Selling, General and Administrative. SG&A expenses increased 8% to $29.3 million for the three months ended September 30, 2018 from $27.1 million for the three months ended September 30, 2017, primarily due to increases in bonus costs and professional fees.  SG&A expenses, as a percentage of service revenues,  increased to 23.9% for the three months ended September 30, 2018 from 23.1% for the three months ended September 30, 2017, primarily due to higher bonus costs.

Depreciation. Depreciation expense decreased 11% to $1.0 million for the three months ended September 30, 2018 from $1.1 million for  the three months ended September 30, 2017. Depreciation expense as a percentage of revenues was 0.8% for the three months ended September 30, 2018 and 0.9% for the three months ended September 30, 2017.

Amortization. Amortization expense increased 2% to $4.0 million for the three months ended September 30, 2018 from $3.9 million for the three months ended September 30, 2017. The increase in amortization expense was due to the addition of intangible assets from the Stone Temple acquisition in the third quarter of 2018 and the Southport acquisition in the second quarter of 2018.  Amortization expense as a percentage of revenues was 3.2% for the three months ended September 30, 2018 and the three months ended September 30, 2017.

Acquisition Costs. Acquisition-related costs were $0.5 million for the three months ended September 30, 2018 and a favorable adjustment of $0.1 million for the three months ended September 30, 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.7 million was recorded during the three months ended September 30, 2018 which represents the net impact of the fair market value adjustment to the Southport revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to the accretion of the fair value estimates for the revenue and earnings-based contingent consideration related to the acquisitions of Southport and Stone Temple. An adjustment of $0.4 million was recorded during the three months ended September 30, 2017 which represents the net impact of the fair market value adjustments to the RAS revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Bluetube, LLC (“Bluetube”) and Clarity.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 25.3% for the three months ended September 30, 2018 from 33.3% for the three months ended September 30, 2017. The decrease in the effective rate is primarily due to the passage of the 2017 Tax Act, which lowered the U.S. corporate income tax rate beginning in 2018.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues. Total revenues increased 4% to $366.7 million for the nine months ended September 30, 2018 from $351.8 million for the nine months ended September 30, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Nine Months Ended September 30,		Total Increase/ (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase/ (Decrease) Attributable to Base Business
	2018	2017
Services revenues	$363,986	$329,192	$34,794	$27,171	$7,623
Software and hardware revenues	2,686	22,591	(19,905)	12	(19,917)
Total revenues	$366,672	$351,783	$14,889	$27,183	$(12,294)

Services revenues increased 11% to $364.0 million for the nine months ended September 30, 2018 from $329.2 million for the nine months ended September 30, 2017. Services revenues attributable to our base business increased by $7.6 million while services revenues attributable to acquired companies was $27.2 million, resulting in a total increase of $34.8 million.

Software and hardware revenues decreased 88% to $2.7 million for the nine months ended September 30, 2018 from $22.6 million for the nine months ended September 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 2% to $238.0 million for the nine months ended September 30, 2018 from $233.7 million for the nine months ended September 30, 2017.  Cost of services increased 11% to $238.0 million for the nine months ended September 30, 2018 from $214.9 million for the nine months ended September 30, 2017 primarily due to higher headcount in response to higher services revenue and acquisitions. Services costs as a percent of services revenues increased to 65.4% for the nine months ended September 30, 2018 from 65.3% for the nine months ended September 30, 2017 primarily driven by a decline in the average bill rate. The average bill rate for our professionals decreased to $124 per hour for the nine months ended September 30, 2018 from $126 per hour for the nine months ended September 30, 2017 primarily due to a decrease in the average bill rate of subcontractors. Software and hardware costs decreased to zero for the nine months ended September 30, 2018 from $18.9 million for the nine months ended September 30, 2017, as a result of the net presentation of third party software and hardware sales upon adoption of ASU No. 2014-09.

Selling, General and Administrative. SG&A expenses increased 9% to $85.9 million for the nine months ended September 30, 2018 from $78.9 million for the nine months ended September 30, 2017, primarily due to increases in salaries, bonus costs, office costs, training costs and professional fees.  SG&A expenses, as a percentage of service revenues,  decreased to 23.6% for the nine months ended September 30, 2018 from 24.0% for the nine months ended September 30, 2017, primarily due to higher service revenues.

Depreciation. Depreciation expense decreased 15% to $3.1 million for the nine months ended September 30, 2018 from $3.6 million for  the nine months ended September 30, 2017. Depreciation expense as a percentage of revenues was 0.8% for the nine months ended September 30, 2018 and 1.0% for the nine months ended September 30, 2017.

Amortization. Amortization expense increased 8% to $12.0 million for the nine months ended September 30, 2018 from $11.1 million for the nine months ended September 30, 2017. The increase in amortization expense was due to the addition of intangible assets from the Stone Temple acquisition in the third quarter of 2018, the Southport acquisition in the second quarter of 2018 and the Clarity acquisition late in the second quarter of 2017. Amortization expense as a percentage of revenues was 3.3% for the nine months ended September 30, 2018 and 3.2% for the nine months ended September 30, 2017.

Acquisition Costs. Acquisition-related costs were $1.3 million for the nine months ended September 30, 2018 and $1.3 million for the nine months ended September 30, 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.8 million was recorded during the nine months ended September 30, 2018 which represents the net impact of the fair market value adjustment to the Clarity and Southport revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Clarity, Southport and Stone Temple. An adjustment of $0.8 million was recorded during the nine months ended September 30, 2017 which represented the net impact of the positive and negative fair market value adjustments to the Bluetube and RAS revenue and earnings-based contingent consideration liability, respectively, in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisitions of Bluetube and Clarity.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 25.0% for the nine months ended September 30, 2018 from 46.4% for the nine months ended September 30, 2017. The decrease in the effective rate is primarily due to the passage of the 2017 Tax Act, which lowered the U.S. corporate income tax rate beginning in 2018, as well as the one-time tax impact of the determination in the second quarter of 2017 that the foreign earnings of the Company's Chinese subsidiary were no longer permanently reinvested.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of September 30, 2018	As of December 31, 2017
Cash and cash equivalents (1)	$44.9	$6.3
Working capital (including cash and cash equivalents) (2)	$106.3	$67.9
Amounts available under credit facility	$124.8	$69.7

(1) The balance at September 30, 2018 includes $5.6 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds would be repatriated.  We currently do not plan or foresee a need to repatriate such funds. The balance at September 30, 2018 includes $1.8 million held by our Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary’s earnings were no longer permanently reinvested and may repatriate available earnings from time to time.  See Note 11, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further details.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $42.8 million compared to $30.1 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, the primary components of operating cash flows were net income of $17.1 million, non-cash charges of $29.3 million and net operating asset investments of $3.6 million. For the nine months ended September 30, 2017, the primary components of operating cash flows were net income of $12.1 million, non-cash charges of $25.7 million and net operating asset investments of $7.7 million.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2018, we used $3.7 million to purchase property and equipment and to develop certain software and $21.2 million for the acquisitions of Southport and Stone Temple. During the nine months ended September 30, 2017, we used $3.3 million to purchase property and equipment and to develop certain software and $37.9 million for the acquisitions of RAS and Clarity.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2018, we received $139.4 million of proceeds from the issuance of 2.375% Convertible Senior Notes Due 2023 (the “Notes”), net of issuance costs, received $12.1 million of proceeds from the sale of net-share-settled warrants ( the “Notes Warrants”) and paid $20.7 million for privately negotiated convertible note hedge transactions (“Notes Hedges”). We drew down $161.0 million from our line of credit, repaid $216.0 million on our line of credit, used $51.8 million to repurchase shares of our common stock through the stock repurchase program, used $2.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. During the nine months ended September 30, 2017, we drew down $223.5 million from our line of credit and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million.  We repaid $190.5 million on our line of credit, used $24.0 million to repurchase shares of our common stock through the stock repurchase program and used $2.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.  We also paid $3.3 million to settle the contingent consideration for the purchase of Market Street, Enlighten and Bluetube and made $0.4 million in payments for credit facility financing fees.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2018, the Company had one outstanding letter of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (5.25% on September 30, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.26% on September 30, 2018) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2018, we had $124.8 million of maximum borrowing capacity.

At September 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock and extended the expiration date of the program from December 31, 2018 to December 31, 2019. On August 15, 2018, the Board of Directors authorized an additional $75.0 million, for a total repurchase program of $235.0 million. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $186.8 million (14.2 million shares) of outstanding common stock through September 30, 2018.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first nine months of 2018. See Note 14, Commitments and Contingencies in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of September 30, 2018, there was no balance outstanding under the Credit Agreement as compared to $55.0 million as of  December 31, 2017. Balances outstanding under the Credit Agreement are classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and will become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $119.0 million of outstanding Notes, net of unamortized debt discounts and issuance costs, as of September 30, 2018 compared to zero as of  December 31, 2017. The amount is classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and will become due and payable no later than the final maturity date of September 15, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of September 30, 2018 (unaudited) of $44.9 million, $5.6 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of September 30, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million. As of September 30, 2018, $1.8 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and may repatriate available earnings from time to time. See Note 11, Income Taxes, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further details.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 4, Revenue, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of September 30, 2018, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Chinese Yuan, Indian Rupee, British Pound, and Euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 12, Derivatives, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2018, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2018, the fair value of the Notes was approximately $136.0 million

We had unrestricted cash and cash equivalents totaling $44.9 million at September 30, 2018 and $6.3 million at December 31, 2017. The unrestricted cash and cash equivalents are primarily held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

As part of the adoption of ASC Topic 606, the Company implemented changes to our control activities related to revenue recognition to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. In addition to the following, our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018 and available at www.sec.gov.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In September 2018, we issued $143.8 million in aggregate principal amount of the Notes in a private offering. The Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year, beginning March 15, 2019. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to our Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In addition, in connection with the issuance of the Notes, we entered into the privately negotiated Notes Hedges with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”).  If the Company exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof.

Also in connection with the issuance of the Notes, we sold net-share-settled warrants (the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The Notes Hedges and Notes Warrants are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

We are subject to counterparty risk with respect to the Notes Hedges.
The Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under their respective convertible note hedge transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If any Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such Option Counterparty.

Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the Option Counterparties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock and extended the expiration date of the program from December 31, 2018 to December 31, 2019. On August 15, 2018, the Board of Directors authorized an additional $75.0 million, for a total repurchase program of $235.0 million. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $186.8 million (14.2 million shares) of outstanding common stock through September 30, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2018	12,807,569	$11.34	12,807,569	$14,786,420
July 1-31, 2018	—	$—	—	$14,786,420
August 1-31, 2018	50,228	$27.65	50,228	$13,397,665
September 1-30, 2018	1,336,122	$30.08	1,336,122	$48,208,814
Ending balance as of September 30, 2018	14,193,919	$13.16	14,193,919

(1)	Average price paid per share includes commission.

Unregistered Sales of Securities

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple. The consideration paid in this transaction included 48,360 shares of Company common stock issued at closing with an aggregate value of approximately $1.3 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for this issuance.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock , previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated September 11, 2018, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed September 11, 2018 and incorporated herein by reference

4.3
Form of 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed September 11, 2018 and incorporated herein by reference

10.1	Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of November 1, 2018.
10.2
Purchase Agreement, dated September 5, 2018, among Perficient, Inc., Jefferies LLC and Nomura Securities International, Inc., as representatives of the initial purchasers named therein, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed September 11, 2018 and incorporated herein by reference

10.3
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed September 11, 2018 and incorporated herein by reference

10.4
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed September 11, 2018 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date: November 1, 2018	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2018	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)