Form 10-K
period 2018-12-31
PERFICIENT INC
filed 2019-02-26
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-15169

PERFICIENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 74-2853258 (I.R.S. Employer Identification No.)
  555 Maryville University Drive, Suite 600
Saint Louis, Missouri 63141
(Address of principal executive offices)
  (314) 529-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.001 par value	Name of each exchange on which registered: The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑
 No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $887,195,377 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 29, 2018.

As of February 14, 2019, there were 33,174,852 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2019, are incorporated by reference in Part III of this Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on this Form 10-K (“Form 10-K”) are not purely historical statements, discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following:

(1)	the impact of the general economy and economic and political uncertainty on our business;

(2)	risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;

(3)	risks associated with the operation of our business generally, including:
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
j. making appropriate estimates and assumptions in connection with preparing our consolidated financial statements;
k. maintaining effective internal controls; and
l. changes to tax levels, audits, investigations, tax laws or their interpretation;

(4)	risks associated with managing growth organically and through acquisitions;

(5)
risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of our debt and the associated convertible note hedge transactions;

(6)	legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and

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

During 2018, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring substantially all of the assets of Southport Services Group, LLC (“Southport”) in April 2018 and Stone Temple Consulting Corporation (“Stone Temple”) in July 2018, and acquiring Elixiter Inc. (“Elixiter”) pursuant to the terms of an Agreement and Plan of Merger in October 2018; expanding our technical skill and geographic base through the acquisitions of Southport, Stone Temple and Elixiter; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in India and China; and leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2018, 2017 and 2016. Approximately 95%, 94% and 95% of our total assets were located in the United States as of December 31, 2018, 2017 and 2016, respectively, with the remainder located in Canada, India, China, and the United Kingdom.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of Southport in April 2018 enhanced and expanded the Company’s expertise in business intelligence and data warehousing services. Our acquisition of Stone Temple in July 2018 enhanced and expanded the Company’s capabilities in search engine marketing and digital content services. Our acquisition of Elixiter in October 2018 further enhanced and expanded the Company’s capabilities in digital marketing.

We provide services primarily to these markets: healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, manufacturing, automotive and transportation, electronics and computer hardware,  telecommunications,  business services, energy and utilities and leisure, media and entertainment.

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

•	increase employee productivity through better information flow and collaboration capabilities and by automating routine processes to facilitate focus on unique problems and opportunities.

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

•
Management Consulting. Our management consulting experts communicate in a language that makes sense at all levels of the organization, translating corporate strategy into operational results by bridging the gaps that often exist between business and technology. Technology investments can be a critical piece of an overall strategic business plan, and we are able to translate that in business terms. We help our clients manage enterprise change, which is frequently in the context of large technology innovations and transformations. We offer services in many areas including: organizational change management; business analytics; project management; and process excellence.

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

•
Commerce. Driven by customer insights, we gather and analyze data to determine the best approach for implementing a successful omnichannel commerce strategy. With a deep understanding of business needs and extensive technical capabilities, our commerce solutions embrace the power of digital transformation to encompass multiple channels, providing a seamless and efficient experience across the entire enterprise. Our solutions include: commerce transformation consulting; strategy, roadmaps, and program management; customer journeys, user experience and prototypes; content management; and product configuration.

•
Content Management. Our content management solutions enable the management of unstructured information regardless of file type or format. Our solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications.

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

•
Portals and Collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals and social/collaboration solutions for our clients and their customers, employees, suppliers, partners, members, patients and others to help them connect to information, documents, and one another. These solutions include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, commerce, content management and more. Our award-winning work includes multiple portal types built on many vendor platforms and features integration with a variety of technologies, social capabilities, and mobile sites.

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

•
Business Process Management (“BPM”). BPM combines people, process and technology to improve organizational performance and customer value. We design, develop and implement BPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

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

We have developed intellectual property assets, applications, utilities and products that enable our clients to reduce time to delivery and total cost of ownership. In addition, we also sell certain internally developed software packages. These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including content management, integration and APIs, business process management, enterprise search and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services and retail markets. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have acquired significant domain expertise in a core set of technology solutions and software platforms. These solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management and platform implementations, among others. The platforms with which we have significant domain expertise and on which these solutions are built include IBM, Microsoft, Adobe, Oracle, Sitecore, Pivotal and Salesforce, among others.

•
Industry Expertise. We serve many of the world’s largest and most-respected companies with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), retail and consumer goods, manufacturing, automotive and transportation, electronics and computer hardware, telecommunications, business services, energy and utilities and leisure, media and entertainment markets.

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

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects for our clients. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us.  For the years ended December 31, 2018, 2017 and 2016, 93%, 92% and 86%, respectively, of services revenues were derived from clients who continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Premier Business Partner, a Microsoft National Solutions Provider and Global NSP Partner, an Oracle Platinum Partner, an Adobe Premier Partner, a Salesforce Platinum Consulting Partner and a Platinum Sitecore Partner.  In 2018, we received multiple awards and recognition from our partners, including, among others:

•	Pivotal Systems Integrator Partner of the Year for Customer Impact;

•	IBM Excellence Award - Watson Customer Engagement;

•	Sitecore Experience Award;

•	InRiver North America Rising Star Partner of the Year;

•	Red Hat Rising Star Partner of the Year; and

•	MicroStrategy Partner Award - Best Project.

•
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and in addition, we operate global development centers in India and China. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft, Oracle and Magento technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas. India is used as a recruiting and development facility to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2018, we had 669 colleagues at the India facilities, 168 colleagues at the China facility and 209 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•
Onshore Capability. The Company maintains a domestic delivery center (the “DDC”) in Lafayette, Louisiana. The DDC augments our offshore delivery centers in India and China, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the DDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle. As of December 31, 2018, we had 58 colleagues at the DDC.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;

•	boutique consulting firms, such as Prolifics and Avanade;

•	national consulting firms, such as Accenture, Deloitte Consulting, Publicis. Sapient, EPAM Systems, and Globant;

•	digital consulting firms/entities such as Accenture Interactive, Deloitte Digital, SapientRazorfish, Edgewater, and Computer Task Group;

•	in-house professional services organizations of software companies; and

•	offshore providers, such as Infosys Technologies Limited, Cognizant and Wipro Limited.

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

Employees

As of December 31, 2018, we had 3,060 employees, 2,556 of which were billable (excluding 239 billable subcontractors) and 504 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2018, we had a 108-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 79% of our services revenues are executed by our direct sales force.  In addition to our direct sales team, we also have 64 dedicated sales support employees, 35 general managers and 8 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Microsoft, Adobe, Oracle, Sitecore, Pivotal and Salesforce. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

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

General Information

Our stock is traded on The Nasdaq Global Select Market under the symbol “PRFT.” Our website may be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained or incorporated in our website is not part of this document.

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

Our results of operations could be adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global macroeconomic and political conditions affect our clients’ businesses and the markets they serve. Developments such as economic downturns, trade disputes, recessions, instability and inflationary risks in the United States, Europe, Canada, China and India, among other developments, may have an adverse effect on our clients’ businesses and, consequently, on our results of operations, revenue growth and profitability.

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2018, 99% of our revenues were derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty could have a significant negative impact on our results of operations.

We face risks associated with potential changes to federal, state, local and foreign laws, regulations and policies.

Significant changes to various federal, state, local and foreign laws, regulations and policies to which the Company is subject are under consideration by applicable government administrations and agencies. If enacted, these changes may affect our business in a manner that currently cannot be reliably predicted. These uncertainties may include changes in laws, regulations and policies in areas such as corporate taxation, international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and often contain 10 to 30 day termination provisions. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues or we may be unsuccessful in our attempt to recover such revenues. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays. It could also result in pressure to reduce the cost of our services.

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

There is a risk that at certain points in time and in certain markets, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographic locations. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as means to keep our supply of skills and resources in balance with client demand in those markets.

The markets in which we operate are highly competitive, and we might not be able to compete effectively.

The markets in which we operate are highly competitive, ever evolving, and subject to rapid technological change. Our competitors include: large multinational providers that offer some or all of the services that we do; offshore service providers in lower-cost locations that offer services similar to those we offer, often at highly competitive prices and on more aggressive contractual terms; niche solution and service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, service or delivery models; accounting firms that are expanding or building their capabilities to provide certain consulting services, including through acquisitions; and in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services we provide.

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

We could have significant liability or our reputation could be damaged if we fail to protect client and Company data or information systems or if our information systems are breached.

We are dependent upon information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure or human error could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. There has been a global increase in information technology security threats and increasingly sophisticated cyber attacks. Given the uncertainty of such attacks, our infrastructure may be vulnerable to attacks and disputes. In providing services to clients, we are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as various U.S. federal and state laws and foreign laws governing the protection of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, human error or negligence, cyber attacks, security breaches, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

In September 2018, we issued $143.8 million in aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “Notes”) in a private offering. The Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year, beginning March 15, 2019. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes (the “Indenture”)) at a cash repurchase price equal to the principal amount of the

Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

In addition, in connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions (the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”).  If the Company exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. Also in connection with the issuance of the Notes, we sold net-share-settled warrants (the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The Notes Hedges and Notes Warrants are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

We are subject to counterparty risk with respect to the Notes Hedges.
The Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under their respective Note Hedges. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Global economic and political conditions could result in the actual or perceived failure or financial difficulties of financial institutions. If any Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such Option Counterparty.

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

Approximately 8% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. We also operate recruiting and development facilities in India and China to continue to grow our base of H1-B foreign national colleagues. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change under the current administration of the U.S. federal government or disruption as a result of government shutdowns. If we are unable to obtain all of the H1-B visas for which we apply, our growth may be hindered.

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

We have significant relationships with software vendors including IBM, Microsoft, Adobe, Oracle, Salesforce, Pivotal and Sitecore. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements.  The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.  The financial impact of the loss of one or more software vendors is not reasonably estimable.

Our services could infringe upon the intellectual property rights of others.

We cannot be sure that our services do not infringe on the intellectual property rights of third parties, and we could have infringement claims (including meritless claims) asserted against us. These claims may harm our reputation, cause our management to expend significant time in connection with any defense, and cost us money. We may be required to indemnify clients for any expense or liabilities they incur resulting from claimed infringement and these expenses could exceed the amounts paid to us by the client for services we have performed. Any claims in this area, even if won by us, could be costly, time-consuming, and harmful to our reputation.

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

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of these principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition, purchase accounting related fair value measurements, contingent consideration, fair value of convertible debt and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances at the time they are made. These estimates and assumptions involve the use of our judgment and can be subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.

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

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our corporate provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded.  See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for additional information regarding the disallowance of certain research credits claimed by the Company and the Company’s actions to assert such credits. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. Increases in the tax rate in any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws, treaties, or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position.

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound and euro, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound and euro, against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

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

As of December 31, 2018, we had unrestricted cash and cash equivalents totaling $45.0 million and a borrowing capacity of $125.0 million, with $124.8 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $45.0 million of cash and cash equivalents at December 31, 2018, $5.8 million was held by our Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. As of December 31, 2018, $1.3 million in cash and cash equivalents was held by our Chinese subsidiary and is not considered indefinitely reinvested. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 31% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the voting securities held by our officers, directors, and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws, Delaware law and certain provisions of our convertible notes could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. Additionally, certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. These provisions may also discourage acquisition proposals, or delay or prevent a change in control, which could harm our stock price.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” There were approximately 402 stockholders of record of our common stock as of February 14, 2019, including 347 restricted account holders.

We have never declared or paid any cash dividends on our common stock. Our credit facility currently restricts the payment of cash dividends. See Note 12, Long-term Debt, in the Notes to Consolidated Financial Statements for further information regarding the restrictions. Any future determination as to the declaration and payment of dividends will be made at the discretion of our board of directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our board of directors, including the applicable requirements of the Delaware General Corporation Law.

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

On October 29, 2018, the Company acquired Elixiter. The consideration paid in this transaction included 64,846 shares of Company common stock issued at closing with an aggregate value of approximately $1.7 million based on the average closing sales prices for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration of this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $199.4 million (14.7 million shares) of our outstanding common stock through December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of October 1, 2018	14,193,919	$13.16	14,193,919	$48,208,814
October 1-31, 2018	268,572	26.06	268,572	$41,208,824
November 1-30, 2018	200,000	25.10	200,000	$36,188,726
December 1-31, 2018	25,000	24.46	25,000	$35,577,309
Ending balance as of December 31, 2018	14,687,491	$13.58	14,687,491

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2018, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers in 2018, three acquisitions in 2018, two acquisitions in 2017, one acquisition in 2016 and three acquisitions in each of 2015 and 2014.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:	(In thousands, except per share information)
Revenues	$498,375	$485,261	$486,982	$473,621	$456,692
Cost of revenues	$319,831	$323,748	$335,702	$318,411	$307,357
Selling, general and administrative	$118,484	$108,192	$101,264	$99,963	$90,202
Depreciation and amortization	$20,428	$19,747	$18,238	$18,315	$18,187
Acquisition costs	$1,872	$1,359	$1,252	$1,235	$3,446
Adjustment to fair value of contingent consideration	$1,816	$3,235	$(1,679)	$445	$(1,463)
Income from operations	$35,944	$28,980	$32,205	$35,252	$38,963
Net interest expense	$3,560	$1,838	$1,636	$2,085	$1,438
Net other expense (income)	$12	$(1)	$60	$332	$5
Income before income taxes	$32,372	$27,143	$30,509	$32,835	$37,520
Net income	$24,559	$18,581	$20,459	$23,007	$23,163
Basic net income per share	$0.76	$0.56	$0.60	$0.69	$0.73
Diluted net income per share	$0.73	$0.55	$0.58	$0.67	$0.70

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$44,984	$6,307	$10,113	$8,811	$10,935
Working capital (1)	$102,981	$67,935	$76,446	$83,176	$76,276
Property and equipment, net	$6,677	$7,145	$8,888	$7,891	$7,966
Goodwill and intangible assets, net	$376,084	$356,304	$320,320	$322,791	$282,235
Total assets	$570,544	$499,060	$456,576	$474,364	$425,363
Long-term debt, net	$120,067	$55,000	$32,000	$56,000	$54,000
Total stockholders’ equity	$353,684	$366,351	$359,465	$348,810	$304,728

(1) Working capital is total current assets less total current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management and platform implementations, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Adoption of ASC Topic 606

As further detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, we adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent beginning on January 1, 2018. Since the change in presentation was applied prospectively and prior period results were not restated, the adoption of the new standard resulted in significantly lower software and hardware revenues and costs for the year ended December 31, 2018 as compared to the years ended December 31, 2017 and 2016. The impact of adopting ASC Topic 606 to services revenues and costs was immaterial.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented approximately 8% of our services revenues for the year ended December 31, 2018 compared to 8% and 11% for the years ended December 31, 2017 and 2016, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Cost of Revenues

Cost of revenues consists of costs of services and software and hardware costs.  Costs of services consists primarily of cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. Upon adoption of ASC Topic 606 on January 1, 2018, sales of third-party software and hardware were presented on a net basis, and as such, third-party software and hardware costs are no longer presented within cost of revenue in the current year.

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

United States Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law on December 22, 2017. The law included significant changes to the U.S. corporate income tax system, including a federal corporate tax rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. The majority of the provisions had an impact on the Company beginning in fiscal year 2018. However, there were certain transitional impacts of the 2017 Tax Act which affected the Company’s tax provision during the fourth quarter of 2017.  As part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries, which produced a $1.1 million tax expense payable over eight years. As a result, a $0.1 million current liability and a $1.0 million non-current liability were recorded in the Company’s consolidated financial statements during the fourth quarter of 2017.  The reduction of the federal corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%.  The reduction in the corporate tax rate resulted in a provisional net tax credit of $3.3 million for the fourth quarter of 2017.  See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for further information regarding the impact of the 2017 Tax Act.

The SEC issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  During the third quarter of 2018, the Company finalized and filed its 2017 income tax return. There were no material changes to the original estimate, and the one-year measurement period is now closed.

Lease Accounting Standard Adopted January 1, 2019

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year end December 31, 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases – Targeted Improvement, and ASU No. 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU

No. 2016-02. These updates require lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The Company adopted the standard on January 1, 2019 using the modified retrospective method, and will be fully presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019. On January 1, 2019, the Company recognized ROU assets of approximately $22 million and lease liabilities of approximately $23 million related to its existing operating leases on the date of adoption. The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU assets. As the Company adopted ASU No. 2016-02 using the modified retrospective method, the recognition of the ROU assets and lease liabilities will not impact the comparative period consolidated balance sheet. The impact from the adoption of ASU No. 2016-02 on the Company's consolidated statement of operations was immaterial. The adoption of ASU No. 2016-02 and its amendments will also result in additional disclosures around weighted average remaining lease terms, weighted average discount rates, variable lease payments and significant judgments and practical expedients used by the Company. Current minimum commitments under noncancellable operating leases are disclosed in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

Revenues:	2018	2017	2016
Services	99.1%	92.0%	89.7%
Software and hardware	0.9	8.0	10.3
Total revenues	100.0	100.0	100.0
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	64.2	59.8	60.0
Software and hardware costs	—	6.9	8.9
Total cost of revenues	64.2	66.7	68.9
Selling, general and administrative	23.8	22.3	20.8
Depreciation and amortization	4.1	4.0	3.7
Acquisition costs	0.4	0.3	0.3
Adjustment to fair value of contingent consideration	0.3	0.7	(0.3)
Income from operations	7.2	6.0	6.6
Net interest expense	0.7	0.4	0.3
Net other expense	—	—	—
Income before income taxes	6.5	5.6	6.3
Provision for income taxes	1.6	1.8	2.1
Net income	4.9%	3.8%	4.2%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Total revenues increased 3% to $498.4 million for the year ended December 31, 2018 from $485.3 million for the year ended December 31, 2017.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
Services Revenues	$494,001	$446,619	$47,382	$34,929	$12,453
Software and Hardware Revenues	4,374	38,642	(34,268)	4	(34,272)
Total Revenues	$498,375	$485,261	$13,114	$34,933	$(21,819)

Services revenues increased 11% to $494.0 million for the year ended December 31, 2018 from $446.6 million for the year ended December 31, 2017. The increase in services revenues was due to acquisitions as well as an increase in our base business. Services revenues attributable to our base business increased $12.5 million while services revenues attributable to acquired companies was $34.9 million, resulting in a total increase of $47.4 million.

Software and hardware revenues decreased 89% to $4.4 million for the year ended December 31, 2018 from $38.6 million for the year ended December 31, 2017 as a result of the net presentation of third-party software and hardware sales upon adoption of ASC Topic 606.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Total cost of revenues decreased 1% to $319.8 million for the year ended December 31, 2018 from $323.7 million for the year ended December 31, 2017.  Cost of services increased 10% to $319.8 million for the year ended December 31, 2018 from $290.5 million for the year ended December 31, 2017 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 64.7% for the year ended December 31, 2018 from 65.0% for the year ended December 31, 2017 primarily driven by an increase in utilization.  The average bill rate for our professionals decreased to $124 per hour for the year ended December 31, 2018 from $126 per hour for the year ended December 31, 2017.

Selling, General and Administrative. SG&A expenses increased 10% to $118.5 million for the year ended December 31, 2018 from $108.2 million for the year ended December 31, 2017 primarily due to acquisitions completed during 2018, increased variable compensation expense related to bonus costs and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of services revenues, decreased to 24.0% for the year ended December 31, 2018 from 24.2% for the year ended December 31, 2017.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	Increase (Decrease)	Percentage Change
Salary expense	$45.2	$43.7	$1.5	3%
Sales-related costs	11.0	10.5	0.5	5%
Office costs	10.3	9.4	0.9	10%
Stock compensation expense	10.2	9.3	0.9	10%
Variable compensation expense	9.3	5.2	4.1	79%
Travel & entertainment	6.2	5.4	0.8	15%
Benefits expense	6.1	6.5	(0.4)	(6)%
IT/Infrastructure	5.2	5.2	—	—%
Bad debt expense	0.4	0.9	(0.5)	(56)%
Other	14.6	12.1	2.5	21%
Total	$118.5	$108.2	$10.3	10%

Depreciation. Depreciation expense decreased 14% to $4.1 million for the year ended December 31, 2018 from $4.7 million for the year ended December 31, 2017. The decrease in depreciation expense is primarily attributable to certain property and equipment becoming fully depreciated.  Depreciation expense as a percentage of total revenues was 0.8% for the year ended December 31, 2018 and 1.0% for the year ended December 31, 2017.

Amortization. Amortization expense increased 9% to $16.4 million for the year ended December 31, 2018 from $15.0 million for the year ended December 31, 2017. The increase in amortization expense was due to the addition of intangible assets from the 2018 and 2017 acquisitions, partially offset by intangible assets from previous acquisitions becoming fully amortized. Amortization expense as a percentage of total revenues was 3.3% for the year ended December 31, 2018 and 3.1% for the year ended December 31, 2017.

Acquisition Costs. Acquisition-related costs of $1.9 million were incurred during 2018 compared to $1.4 million during 2017. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.8 million was recorded during the year ended December 31, 2018 which represents the net impact of the fair market value adjustments to the Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”) and Southport revenue and earnings-based contingent consideration liabilities based on favorable performance compared to the original estimates in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisitions of Clarity, Southport, Stone Temple and Elixiter. An adjustment of $3.2 million was recorded during the year ended December 31, 2017 which represented the net impact of the fair market value adjustments to the Clarity, RAS Associates, LLC (“RAS”), and Bluetube, LLC (“Bluetube”) revenue and earnings-based contingent consideration liabilities in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Bluetube and Clarity.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate decreased to 24.1% for the year ended December 31, 2018 from 31.5% for the year ended December 31, 2017. The decrease in the effective rate is primarily due to the reduction of the federal corporate tax rate beginning in 2018 as a result of the 2017 Tax Act.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Total revenues decreased less than 1% to $485.3 million for the year ended December 31, 2017 from $487.0 million for the year ended December 31, 2016.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Decrease Attributable to Base Business
Services Revenues	$446,619	$437,028	$9,591	$34,047	$(24,456)
Software and Hardware Revenues	38,642	49,954	(11,312)	—	(11,312)
Total Revenues	$485,261	$486,982	$(1,721)	$34,047	$(35,768)

Services revenues increased 2% to $446.6 million for the year ended December 31, 2017 from $437.0 million for the year ended December 31, 2016. The increase in services revenues was primarily due to acquisitions. Services revenues attributable to our base business decreased $24.5 million while services revenues attributable to acquired companies was $34.0 million, resulting in a total increase of $9.6 million.

Software and hardware revenues decreased 23% to $38.6 million for the year ended December 31, 2017 from $50.0 million for the year ended December 31, 2016 primarily due to a decrease in initial and renewal software license sales.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 4% to $323.7 million for the year ended December 31, 2017 from $335.7 million for the year ended December 31, 2016. The decrease in cost of revenues is primarily related to software and hardware costs which decreased 24% to $33.3 million for the year ended December 31, 2017 from $43.6 million for the year ended December 31, 2016, as a result of the decrease in software license sales. Software and hardware costs as a percentage of software and hardware revenues was 86.2% for the year ended December 31, 2017 and 87.2% for the year ended December 31, 2016. Cost of services decreased 1% to $290.5 million for the year ended December 31, 2017 from $292.1 million for the year ended December 31, 2016. Services costs as a percentage of services revenues decreased to 65.0% for the year ended December 31, 2017 from 66.8% for the year ended December 31, 2016 primarily driven by improvements in the North American average bill rate and utilization, as well as a $1.0 million cost reduction related to labor incentives earned by the Company’s Louisiana and China operations. The average bill rate for our professionals decreased to $126 per hour for the year ended December 31, 2017 from $127 per hour for the year ended December 31, 2016 primarily due to the impact of a higher mix of lower bill rate offshore resources.

Selling, General and Administrative. SG&A expenses increased 7% to $108.2 million for the year ended December 31, 2017 from $101.3 million for the year ended December 31, 2016 primarily due to acquisitions completed during the first half of 2017 and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of services revenues, increased to 24.2% for the year ended December 31, 2017 from 23.2% for the year ended December 31, 2016.

Selling, General and Administrative Expense (in millions)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	Increase (Decrease)	Percentage Change
Salary expense	$43.7	$41.8	$1.9	5%
Sales-related costs	10.5	9.5	1.0	11%
Office costs	9.4	9.0	0.4	4%
Stock compensation expense	9.3	8.9	0.4	4%
Benefits expense	6.5	5.4	1.1	20%
Travel & entertainment	5.4	6.2	(0.8)	(13)%
IT/Infrastructure	5.2	4.3	0.9	21%
Variable compensation expense	5.2	2.0	3.2	160%
Bad debt expense	0.9	1.1	(0.2)	(18)%
Other	12.1	13.1	(1.0)	(8)%
Total	$108.2	$101.3	$6.9	7%

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

Amortization. Amortization expense increased 12% to $15.0 million for the year ended December 31, 2017 from $13.4 million for the year ended December 31, 2016. The increase in amortization expense was due to the addition of intangible assets from the 2017 and 2016 acquisitions, partially offset by intangible assets from previous acquisitions becoming fully amortized. Amortization expense as a percentage of total revenues was 3.1% for the year ended December 31, 2017 and 2.7% for the year ended December 31, 2016.

Acquisition Costs. Acquisition-related costs of $1.4 million were incurred during 2017 compared to $1.3 million during 2016. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An unfavorable adjustment of $3.2 million was recorded during the year ended December 31, 2017 which represents the net impact of the fair market value adjustments to the Clarity, RAS, and Bluetube revenue and  earnings-based contingent consideration liabilities in addition to the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Bluetube and Clarity. A favorable adjustment of $1.7 million was recorded during the year ended December 31, 2016 which represents the net impact of the fair market value adjustments to the Pup Group, Inc. d/b/a Enlighten (“Enlighten”) revenue and earnings-based contingent consideration liability partially offset by the accretion of the fair value estimate for the revenue and earnings-based contingent consideration related to the acquisition of Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”), Market Street Solutions, Inc. (“Market Street”), Enlighten and Bluetube.

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

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of December 31,
	2018	2017	2016
Cash and cash equivalents (1)	$45.0	$6.3	$10.1
Working capital (including cash and cash equivalents) (2)	$103.0	$67.9	$76.4
Amounts available under credit facilities	$124.8	$69.7	$93.0

(1)The balance at December 31, 2018 includes $5.8 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless deemed repatriated.  We currently do not plan or foresee a need to repatriate such funds.  The balance also includes $1.3 million in cash held in our Chinese subsidiary.
(2)Working capital is total current assets less total current liabilities

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 was $68.6 million compared to $55.2 million and $63.3 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2018, the components of operating cash flows were net income of $24.6 million plus net non-cash charges of $40.8 million and reductions in net operating assets of $3.2 million. The primary components of operating cash flows for the year ended December 31, 2017 were net income of $18.6 million plus net non-cash charges of $33.3 million and reductions in net operating assets of $3.3 million. The primary components of operating cash flows for the year ended December 31, 2016 were net income of $20.5 million plus net non-cash charges of $35.1 million and reductions in net operating assets of $7.7 million, primarily driven by reductions in accounts receivable.

Net Cash Used in Investing Activities

During the year ended December 31, 2018, we used $26.6 million for acquisitions and $4.7 million to purchase property and equipment and to develop software. During the year ended December 31, 2017, we used $37.9 million for acquisitions and$4.3 million to purchase property and equipment and to develop software. During the year ended December 31, 2016, we used $7.5 million for acquisitions and $6.0 million to purchase property and equipment and to develop software. During the year ended December 31, 2016, we also purchased and subsequently sold short-term investments of $0.9 million and settled $2.8 million of Company-owned life insurance (“COLI”) policies, the proceeds of which were used to fund new COLI policies.

Net Cash Provided By Financing Activities

For the year ended December 31, 2018, we received $138.9 million of proceeds from the issuance of the Notes, net of issuance costs, received $12.1 million of proceeds from the sale of the Notes Warrants and paid $20.7 million for the privately negotiated Notes Hedges. We drew down $161.0 million from our line of credit, repaid $216.0 million on our line of credit, used $64.4 million to repurchase shares of our common stock through the stock repurchase program, used $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and we received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. We also used $4.0 million to settle the contingent consideration for the purchase of Clarity. For the year ended December 31, 2017, we received proceeds of $275.0 million from our line of credit and $0.1 million in proceeds from the sales of stock through the Employee Stock Purchase Plan. In 2017, we made payments of $252.0 million on our line of credit, used $32.6 million to repurchase shares of our common stock through the stock repurchase program and used $4.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $3.3 million to settle the contingent consideration for the purchase of Market Street, Enlighten and Bluetube and paid $0.3 million in fees related to our credit facility. For the year ended December 31, 2016, we received proceeds of $208.5 million from our line of credit and $0.2 million in proceeds from the sales of stock through the Employee Stock Purchase Plan. In 2016, we made payments of $232.5 million on our line of credit, used $18.0 million to repurchase shares of our common stock through the stock repurchase program and used $3.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $2.2 million to settle the contingent consideration for the purchase of Zeon and paid $0.2 million in fees related to our credit facility.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2018, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.50% on December 31, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.50% on December 31, 2018) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2018, the Company had $124.8 million of unused borrowing capacity.

At December 31, 2018, we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2018, the Company's Board of Directors authorized the repurchase of up to $135.0 million of Company common stock. On February 20, 2018, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $25.0 million of Company common stock and extended the expiration date of the program from December 31, 2018 to December 31, 2019. On August 15, 2018, the Board of Directors authorized an additional $75.0 million, for a total repurchase program of $235.0 million. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $199.4 million (14.7 million shares) of outstanding common stock through December 31, 2018.

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

Contractual Obligations

For the year ended December 31, 2018, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

As of December 31, 2018, there was no balance outstanding under the Credit Agreement as compared to $55.0 million as of December 31, 2017. Balances outstanding under the Credit Agreement are classified as “Long-term debt” within the Consolidated Balance Sheet and will become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $120.1 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of December 31, 2018 compared to zero as of  December 31, 2017. The amount is classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2018 and will become due and payable no later than the final maturity date of September 15, 2023.

We have incurred commitments to make future payments under contracts such as leases, the Credit Agreement and the Notes, as well as noncancellable purchase obligations, which primarily relate to multi-year third-party software sales. Maturities under these contracts are set forth in the following table as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$26,120	$7,375	$11,848	$5,477	$1,420
Total debt	120,067	—	—	120,067	—
Purchase obligations	5,530	2,123	2,355	1,052	—
Total	$151,717	$9,498	$14,203	$126,596	$1,420

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2018 of $45.0 million, approximately $5.8 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million. As of December 31, 2018, $1.3 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and may repatriate available earnings from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes.

Revenue Recognition and Allowance for Doubtful Accounts

Prior to January 1, 2018, the Company recognized revenue under ASC Subtopic 985-605, Software - Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). On January 1, 2018, the Company adopted ASC Topic 606, which replaced most existing revenue recognition guidance. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for additional information on the impact of adoption.

The following discussion relates to the Company’s revenue recognition policy, effective January 1, 2018, under ASC Topic 606.

The Company’s revenues consist of services and software and hardware sales. In accordance with ASC Topic 606, revenues are recognized when control of these services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

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

Professional services revenues are recognized over time as services are rendered. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the hourly rates. For fixed fee contracts, revenues are generally recognized and invoiced by multiplying the fixed rate per time period established in the contract by the number of time periods elapsed. For fixed fee percent complete contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours, and the client is invoiced according to the agreed-upon schedule detailing the amount and timing of payments in the contract. Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced and collected in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

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

Arrangements with clients may contain multiple promises such as delivery of software, hardware, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct.  For arrangements with clients that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which is estimated by the expected cost plus a margin approach, taking into consideration market conditions and competitive factors. Since the duration of contracts that contain multiple performance obligations is typically short given contract cancellation provisions, the allocation of the transaction price to the separate performance obligations is not considered a significant estimate.

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

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured.  Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Convertible Debt

In accordance with accounting for debt with conversion and other options, the Company bifurcated the principal amount of the Notes issued on September 11, 2018 into liability and equity components. The initial liability component of the Notes was valued based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.7%. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount is being amortized to interest expense using the effective interest method over the period from the issuance date through the contractual maturity date of September 15, 2023. The Company utilizes the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

In connection with the issuance of the Notes, the Company entered into Notes Hedges with the Option Counterparties. The Notes Hedges provide the Company with the option to acquire, on a net settlement basis, shares of common stock equal to the number of shares of common stock that notionally underlie the Notes and corresponds to the conversion price of the Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. The Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect.

Additionally, in connection with the issuance of the Notes, the Company sold the Notes Warrants in privately negotiated transactions with the Option Counterparties. The strike price of the Notes Warrants is subject to certain adjustments under the terms of the Notes Warrants. As a result of the Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over the strike price of the Notes Warrants for any fiscal quarter. The Notes Warrants may be settled in net shares of common stock or net cash at the Company’s election. The Notes Warrants were recorded as an increase in additional paid-in capital within stockholders’ equity.

Income Taxes

The Company calculates and provides for income taxes in each jurisdiction in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company has established liabilities or reduced assets for uncertain tax positions when it believes those tax positions are not more likely than not of being sustained if challenged. The Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances each quarter. On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for additional information regarding the 2017 Tax Act.

Recent Accounting Pronouncements

Recent accounting pronouncements are fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except operating lease commitments as disclosed in Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2018, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, and euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2018, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2018, the aggregate fair value of the Notes was approximately $128.3 million.

We had unrestricted cash and cash equivalents totaling $45.0 million at December 31, 2018 and $6.3 million at December 31, 2017. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS	(In thousands, except share information)
Current assets:
Cash and cash equivalents	$44,984	$6,307
Accounts receivable, net	122,446	112,194
Prepaid expenses	4,663	4,470
Other current assets	5,711	6,237
Total current assets	177,804	129,208
Property and equipment, net	6,677	7,145
Goodwill	327,992	305,238
Intangible assets, net	48,092	51,066
Other non-current assets	9,979	6,403
Total assets	$570,544	$499,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,437	$23,196
Other current liabilities	50,386	38,077
Total current liabilities	74,823	61,273
Long-term debt, net	120,067	55,000
Other non-current liabilities	21,970	16,436
Total liabilities	$216,860	$132,709

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Preferred stock (par value $.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2018 and 2017)	$—	$—
Common stock (par value $.001 per share; 100,000,000 authorized; 48,429,299 shares issued and 31,770,888 shares outstanding as of December 31, 2018; 47,370,945 shares issued and 33,249,665 shares outstanding as of December 31, 2017)	48	47
Additional paid-in capital	437,250	403,906
Accumulated other comprehensive loss	(2,588)	(1,822)
Treasury stock, at cost (16,658,411 shares as of December 31, 2018; 14,121,280 shares as of December 31, 2017)	(233,676)	(163,871)
Retained earnings	152,650	128,091
Total stockholders’ equity	353,684	366,351
Total liabilities and stockholders’ equity	$570,544	$499,060

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues:	(In thousands, except per share information)
Services	$494,001	$446,619	$437,028
Software and hardware	4,374	38,642	49,954
Total revenues	498,375	485,261	486,982
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	319,831	290,453	292,121
Software and hardware costs	—	33,295	43,581
Total cost of revenues	319,831	323,748	335,702

Selling, general, and administrative	118,484	108,192	101,264
Depreciation	4,072	4,722	4,867
Amortization	16,356	15,025	13,371
Acquisition costs	1,872	1,359	1,252
Adjustment to fair value of contingent consideration	1,816	3,235	(1,679)
Income from operations	35,944	28,980	32,205

Net interest expense	3,560	1,838	1,636
Net other expense (income)	12	(1)	60
Income before income taxes	32,372	27,143	30,509
Provision for income taxes	7,813	8,562	10,050

Net income	$24,559	$18,581	$20,459

Basic net income per share	$0.76	$0.56	$0.60
Diluted net income per share	$0.73	$0.55	$0.58
Shares used in computing basic net income per share	32,415	33,016	34,023
Shares used in computing diluted net income per share	33,502	34,066	35,001

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$24,559	$18,581	$20,459
Other comprehensive income (loss), net of reclassification adjustments:
Foreign benefit plan	211	88	(34)
Foreign currency translation adjustment	(977)	833	(834)
Comprehensive income	$23,793	$19,502	$19,591

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2015	34,394	$45	$364,786	$(1,875)	$(103,197)	$89,051	$348,810
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	10	—	197	—	—	—	197
Stock compensation related to restricted stock vesting and retirement savings plan contributions	753	1	13,973	—	—	—	13,974
Purchases of treasury stock and buyback of shares for taxes	(1,213)	—	—	—	(21,746)	—	(21,746)
Surrender of stock in conjunction with net working capital settlement	(86)	—	—	—	(1,499)	—	(1,499)
Issuance of stock for acquisitions	8	—	138	—	—	—	138
Net income	—	—	—	—	—	20,459	20,459
Foreign benefit plan	—	—	—	(34)	—	—	(34)
Foreign currency translation adjustment	—	—	—	(834)	—	—	(834)
Balance at December 31, 2016	33,866	$46	$379,094	$(2,743)	$(126,442)	$109,510	$359,465

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Proceeds from the sales of stock through the Employee Stock Purchase Plan	8	—	135	—	—	—	135
Stock compensation related to restricted stock vesting and retirement savings plan contributions	784	—	14,096	—	—	—	14,096
Purchases of treasury stock and buyback of shares for taxes	(2,058)	—	—	—	(36,797)	—	(36,797)
Surrender of stock in conjunction with net working capital settlement	(34)	—	—	—	(632)	—	(632)
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	684	1	10,581	—	—	—	10,582
Net income	—	—	—	—	—	18,581	18,581
Foreign benefit plan	—	—	—	88	—	—	88
Foreign currency translation adjustment	—	—	—	833	—	—	833
Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Proceeds from the sales of stock through the Employee Stock Purchase Plan	7	—	167	—	—	—	167
Stock compensation related to restricted stock vesting and retirement savings plan contributions	785	1	15,730	—	—	—	15,731
Purchases of treasury stock and buyback of shares for taxes	(2,523)	—	—	—	(69,502)	—	(69,502)
Surrender of stock in conjunction with net working capital settlement	(14)	—	—	—	(303)	—	(303)
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	266	—	5,739	—	—	—	5,739
Equity component of convertible notes, net of tax	—	—	15,547	—	—	—	15,547
Debt issuance costs of convertible notes allocated to equity, net of tax	—	—	(523)	—	—	—	(523)
Purchase of hedges on convertible notes, net of tax	—	—	(15,376)	—	—	—	(15,376)
Proceeds from issuance of warrants on convertible notes	—	—	12,060	—	—	—	12,060
Net income	—	—	—	—	—	24,559	24,559
Foreign benefit plan	—	—	—	211	—	—	211
Foreign currency translation adjustment	—	—	—	(977)	—	—	(977)
Balance at December 31, 2018	31,771	$48	$437,250	$(2,588)	$(233,676)	$152,650	$353,684

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES	(In thousands)
Net income	$24,559	$18,581	$20,459
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,072	4,722	4,867
Amortization	16,356	15,025	13,371
Deferred income taxes	1,378	(4,140)	4,390
Non-cash stock compensation and retirement savings plan contributions	15,731	14,096	13,974
Amortization of debt issuance costs and discounts	1,435	140	218
Adjustment to fair value of contingent consideration for purchase of business	1,816	3,235	(1,679)
Write-off unamortized credit facility fees	—	246	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(245)	(3,003)	16,905
Other assets	(2,402)	(1,915)	(685)
Accounts payable	1,241	4,780	(377)
Other liabilities	4,639	3,454	(8,142)
Net cash provided by operating activities	68,580	55,221	63,301

INVESTING ACTIVITIES
Purchase of property and equipment	(4,084)	(3,361)	(4,087)
Capitalization of internally developed software costs	(564)	(961)	(1,964)
Purchase of short-term investments	—	—	(869)
Proceeds from sale of short-term investments	—	—	853
Proceeds from settlement of company-owned life insurance	—	—	2,792
Payments to fund company-owned life insurance	—	—	(2,792)
Purchase of businesses, net of cash acquired	(26,640)	(37,886)	(7,464)
Net cash used in investing activities	(31,288)	(42,208)	(13,531)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	143,750	—	—
Payment for convertible notes issuance costs	(4,832)	—	—
Purchase of convertible notes hedges	(20,686)	—	—
Proceeds from issuance of convertible notes warrants	12,060	—	—
Proceeds from line of credit	161,000	275,000	208,500
Payments on line of credit	(216,000)	(252,000)	(232,500)
Payments for credit facility financing fees	—	(355)	(194)
Payment of contingent consideration for purchase of business	(4,038)	(3,258)	(2,144)
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	167	135	197
Purchases of treasury stock	(64,441)	(32,601)	(18,023)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,061)	(4,196)	(3,723)
Net cash provided by (used in) financing activities	1,919	(17,275)	(47,887)
Effect of exchange rate on cash and cash equivalents	(534)	456	(581)
Change in cash and cash equivalents	38,677	(3,806)	1,302
Cash and cash equivalents at beginning of period	6,307	10,113	8,811
Cash and cash equivalents at end of period	$44,984	$6,307	$10,113

Supplemental disclosures:
Cash paid for income taxes	$5,127	$9,074	$5,038
Cash paid for interest	$1,399	$1,551	$1,487
Non-cash activities:
Stock issued for purchase of businesses (including settlement of contingent consideration)	$5,134	$9,429	$96
Stock surrendered by sellers in conjunction with net working capital settlement	$303	$572	$1,499
Liability incurred for purchase of property, plant and equipment	$—	$—	$1,671

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This reclassification relates to reimbursable expenses, which have been combined with services revenues and cost of services within revenues and cost of revenues in the Consolidated Statements of Operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

As of January 1, 2018, the Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. See Note 3, Revenues, for information regarding the Company’s revenue recognition accounting policies.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes (“ASC Subtopic 740-10”) , and ASC Section 740-10-25, Income Taxes – Recognition (“ASC Section 740-10-25”).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Section 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Section 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  See Note 13, Income Taxes, for additional information regarding the 2017 Tax Act.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment.  Based upon the Company’ s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2018, 2017 or 2016.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and internally developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.  Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  No impairment of intangible assets were recorded for 2018, 2017 or 2016.

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured.  Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments.  The Company’s long-term debt balance related to its 2.375% Convertible Senior Notes Due 2023 (the “Notes”) are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. See Note 12, Long-Term Debt, for information regarding the Company’s convertible debt accounting policies.

The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange rate risk. Both the gain or loss on derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. All derivatives are carried at fair value in the consolidated balance sheets. See Note 14, Derivatives, for additional information regarding our derivative financial instruments.

Treasury Stock

The Company uses the cost method to account for repurchases of its own stock.

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2018, 2017 or 2016.  1% and 2% of the Company’s non-current assets were located outside the United States for the years ended December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. In 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year. In 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which further amended ASU No. 2014-09. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity. The Company has determined that the most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. The adoption of the standard also resulted in minor changes to the timing of revenue recognition. As the agent, revenue from multi-year sales of third-party software and support is recognized upfront as the performance obligation is fulfilled, rather than annually as invoiced to the customer. Additionally, variable consideration related to service contracts, such as volume discounts and holdbacks, are recognized earlier under the new standard in certain instances. The impact from these timing changes was immaterial as of January 1, 2018, and therefore, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.  The adoption of the standard also resulted in increases to accounts receivable, net and deferred revenue within other current liabilities for those contracts under which the Company’s right to consideration is unconditional. Additionally, the upfront revenue recognition of multi-year sales of third-party software and support resulted in increases to accounts receivable, net and other non-current assets for the portion of the consideration that had not yet been billed to the client and increases to accounts payable and non-current liabilities for amounts not yet due to the third-party software vendor. Refer to Impacts of ASC Topic 606 Adoption on Current Period Results below for the impact of adopting ASC Topic 606 on the Consolidated Balance Sheet as of December 31, 2018 and the Consolidated Statement of Operations for the year ended December 31, 2018. There was no material impact on the Consolidated Statement of Cash Flows for the year ended December 31, 2018. The adoption of ASU No. 2014-09 and its amendments also resulted in additional disclosures around the nature and timing of performance obligations, contract costs, and deferred revenue, as well as significant judgments and practical expedients used by the Company. See Note 3, Revenues, for these disclosures.

Impacts of ASC Topic 606 Adoption on Current Period Results

The impacts of ASC Topic 606 adoption on the Consolidated Balance Sheet as of  December 31, 2018 are as follows (in thousands):

	As Reported	ASC Topic 606 Impact	Without ASC Topic 606 Adoption
Accounts receivable, net	$122,446	$(6,500)	$115,946
Prepaid expenses	4,663	402	5,065
Other non-current assets	9,979	(3,970)	6,009
Total assets	570,544	(10,068)	560,476

Accounts payable	24,437	(1,581)	22,856
Other current liabilities	50,386	(4,384)	46,002
Other non-current liabilities	21,970	(3,407)	18,563
Total liabilities	216,860	(9,372)	207,488

Retained earnings	152,650	(696)	151,954
Total stockholders' equity	353,684	(696)	352,988
Total liabilities and stockholders' equity	570,544	(10,068)	560,476

The impacts of ASC Topic 606 adoption on the Consolidated Statement of Operations for the year ended December 31, 2018 is as follows (in thousands):

	Year Ended December 31, 2018
	As Reported (Net Presentation)	ASC Topic 606 Impact	Without ASC Topic 606 Adoption (Gross Presentation)
Revenues
Services	$494,001	$—	$494,001
Software and hardware	4,374	25,037	29,411
Total revenues	498,375	25,037	523,412
Cost of revenues
Cost of services	319,831	—	319,831
Software and hardware costs	—	25,954	25,954
Total cost of revenues	319,831	25,954	345,785
Income from operations	35,944	(917)	35,027
Net income	24,559	(696)	23,863

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year end December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The Company adopted the standard on January 1, 2019 using the modified retrospective method, and will be fully presented in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019. On January 1, 2019, the Company recognized ROU assets of approximately $22 million and lease liabilities of approximately $23 million related to their existing operating leases on the date of adoption.  The difference between the ROU assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the ROU assets. As the Company adopted ASU No. 2016-02 using the modified retrospective method, the recognition of the ROU assets and lease liabilities will not impact the comparative period consolidated balance sheet. The impact from the adoption of ASU No. 2016-02 on the Company’s consolidated statement of operations was immaterial. The adoption of ASU No. 2016-02 and its amendments will also result in additional disclosures around weighted average remaining lease terms, weighted average discount rates, variable lease payments and significant judgments and practical expedients used by the Company. Current minimum commitments under noncancellable operating leases are disclosed in Note 16, Commitments and Contingencies.

3. Revenues

Prior to January 1, 2018, the Company recognized revenue under ASC Subtopic 985-605, Software - Revenue Recognition, ASC Subtopic 605-25, Revenue Recognition - Multiple-Element Arrangements, and ASC Section 605-10-S99 (Staff Accounting Bulletin Topic 13, Revenue Recognition). On January 1, 2018, the Company adopted ASC Topic 606, which replaced most existing revenue recognition guidance. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent as of January 1, 2018. Refer to Note 2, Summary of Significant Accounting Policies, for additional information on the impact of adoption.

The following discussion relates to the Company’s revenue recognition policy, effective January 1, 2018, under ASC Topic 606.

The Company’s revenues consist of services and software and hardware sales and is recognized in accordance with ASC Topic 606. Under this guidance, revenues are recognized when control of these services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

Service Revenues

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

Professional services revenues are recognized over time as services are rendered. Most projects are performed on a time and materials basis, while a portion of revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material contracts, revenues are generally recognized and invoiced by multiplying the number of hours expended in the performance of the contract by the hourly rates. For fixed fee contracts, revenues are generally recognized and invoiced by multiplying the fixed rate per time period established in the contract by the number of time periods elapsed. For fixed fee percent complete contracts, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours, and the client is invoiced according to the agreed-upon schedule detailing the amount and timing of payments in the contract.

Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced and collected in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

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

Arrangements with Multiple Performance Obligations

Arrangements with clients may contain multiple promises such as delivery of software, hardware, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct.  For arrangements with clients that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which is estimated by the expected cost plus a margin approach, taking into consideration market conditions and competitive factors. Since the duration of contracts that contain multiple performance obligations is typically short given contract cancellation provisions, the allocation of the transaction price to the separate performance obligations is not considered a significant estimate.

Contract Costs

In accordance with the terms of the Company’s sales commission plan, commissions are not earned until the related revenue is recognized. Therefore, sales commissions are expensed as they are earned. Certain sales incentives are accrued based on achievement of specified bookings goals. For these incentives, the Company applies the practical expedient that allows the Company to expense the incentives as incurred, since the amortization period would have been one year or less.

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2017 was $3.3 million, which increased to $6.1 million as of January 1, 2018 due to the adoption of ASC Topic 606. Substantially all of the December 31, 2017 deferred revenue balance was recognized in revenue during the year ended December 31, 2018. The deferred revenue balance as of December 31, 2018 was $8.1 million.  Deferred revenue balances assumed in the Company’s acquisitions during the year ended December 31, 2018 were $0.8 million.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2018 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Year Ended December 31, 2018
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$339,708	$—	$339,708
Fixed fee percent complete contracts	38,234	—	38,234
Fixed fee contracts	84,374	—	84,374
Reimbursable expenses	13,348	—	13,348
Total professional services fees	475,664	—	475,664
Other services revenue*	14,814	3,523	18,337
Total services	490,478	3,523	494,001
Software and hardware	—	4,374	4,374
Total revenues	$490,478	$7,897	$498,375

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

Year Ended December 31, 2018
United States	$487,849
Canada	3,481
Other countries	7,045
Total revenues	$498,375

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2018, a substantial portion of the services the Company provided were built on IBM, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 5% of total revenues for the years ended December 31, 2018 and 2017, and approximately 6% of total revenues for the year ended December 31, 2016.

5. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2018, there were 2.6 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2018 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2017	1,436	$18.12
Awards granted (1)	747	$23.62
Awards vested (2)	(669)	$18.17
Awards forfeited	(104)	$17.68
Restricted stock awards outstanding at December 31, 2018	1,410	$20.95

(1)	The weighted average grant date fair value of shares granted during 2017 and 2016 was $18.68 and $16.79, respectively.

(2)	The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $15.8 million, $12.0 million and $10.8 million, respectively.

The Company recognized $16.4 million, $14.7 million and $14.2 million of share-based compensation expense during 2018, 2017 and 2016, respectively, which included $2.7 million, $2.5 million and $2.4 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2018, 2017 and 2016 was $3.3 million, $4.6 million and $4.3 million, respectively. As of December 31, 2018, there was $22.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year and the Compensation Committee of the Company has set the current annual participation limit at $12,500. During the year ended December 31, 2018, approximately 7,473 shares were purchased under the ESPP.

There are four three-month offering periods in each calendar year beginning on January 1, April 1, July 1, and October 1, respectively. The purchase price of shares offered under the ESPP is an amount equal to 95% of the fair market value of the common stock on the date of purchase (occurring on, respectively, March 31, June 30, September 30, and December 31). The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), and thus is eligible for the favorable tax treatment afforded by Section 423.

6. Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2018	2017	2016
Net income	$24,559	$18,581	$20,459
Basic:
Weighted-average shares of common stock outstanding	32,415	33,016	34,023
Shares used in computing basic net income per share	32,415	33,016	34,023

Effect of dilutive securities:
Restricted stock subject to vesting	672	488	493
Contingently issuable shares (1)	—	—	2
Shares issuable for acquisition consideration (2)	415	562	483
Shares used in computing diluted net income per share	33,502	34,066	35,001

Basic net income per share	$0.76	$0.56	$0.60
Diluted net income per share	$0.73	$0.55	$0.58

(1)	For the year ended December 31, 2016, this represents the shares issued to Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”) pursuant to the Asset Purchase Agreement.

(2)
For the year ended December 31, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); (v) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (vi) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); and (vii) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”), as part of the consideration. For the year ended December 31, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); (iv) the Asset Purchase Agreement with RAS; and (v) the Asset Purchase Agreement with Clarity, as part of the consideration. For the year ended December 31, 2016, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Stock Purchase Agreement for Market Street Solutions, Inc. (“Market Street”); and (iv) the Asset Purchase Agreement with Enlighten, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restricted stock subject to vesting	31	88	—
Convertible senior notes	3,823	—	—
Warrants related to the issuance of convertible senior notes	3,823	—	—
Total anti-dilutive securities	7,677	88	—

See Note 12, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

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

Since the program’s inception on August 11, 2008, we have repurchased approximately $199.4 million (14.7 million shares) of our outstanding common stock through December 31, 2018.

7. Balance Sheet Components

	December 31,
	2018	2017
	(In thousands)
Accounts receivable:
Accounts receivable	$88,157	$82,603
Unbilled revenues	35,099	30,863
Allowance for doubtful accounts	(810)	(1,272)
Total	$122,446	$112,194

Property and Equipment:
Computer hardware (useful life of 3 years)	$14,160	$13,110
Furniture and fixtures (useful life of 5 years)	4,653	3,772
Leasehold improvements (useful life of 5 years)	3,396	2,836
Software (useful life of 1 to 7 years)	5,042	5,159
Less: Accumulated depreciation	(20,574)	(17,732)
Total	$6,677	$7,145

Other current liabilities:
Accrued variable compensation	$22,258	$16,842
Deferred revenues	8,111	3,278
Estimated fair value of contingent consideration liability (Note 9)	7,156	8,148
Payroll related costs	3,064	2,971
Professional fees	1,782	357
Accrued medical claims expense	1,431	2,133
Accrued subcontractor fees	563	469
Other current liabilities	6,021	3,879
Total	$50,386	$38,077

Other non-current liabilities:
Deferred income taxes	$9,253	$7,360
Other non-current liabilities	8,439	4,667
Deferred compensation liability	4,278	4,409
Total	$21,970	$16,436

8. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$1,272	$1,277	$749
Charges to expense	393	919	1,251
Uncollected balances written off, net of recoveries	(855)	(924)	(723)
Balance, end of year	$810	$1,272	$1,277

9. Business Combinations

2017 Acquisitions

Acquisition of RAS

On January 3, 2017, the Company acquired substantially all of the assets of RAS through a wholly-owned subsidiary of the Company, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $10.4 million. The purchase price was comprised of $7.1 million in cash paid and $2.1 million in Company common stock issued at closing, reduced by $0.6 million as a result of a net working capital adjustment settled in Company common stock surrendered by RAS in 2017. The purchase price also included $1.8 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which was not realized by RAS. The amount of goodwill deductible for tax purposes was $3.7 million.

Acquisition of Clarity

On June 22, 2017, the Company acquired substantially all of the assets of Clarity, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $41.7 million. The purchase price was comprised of $30.7 million in cash paid and $7.3 million in Company common stock issued at closing, reduced by $0.4 million as a result of the net working capital adjustment settled in Company common stock surrendered by Clarity in February 2018. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration with a maximum cash payout of $9.2 million. Clarity achieved the maximum cash payout pursuant to the Asset Purchase Agreement and, as a result, the Company paid $9.2 million in contingent consideration in the fourth quarter of 2018. The amount of goodwill deductible for tax purposes was $31.3 million.

The following table presents details of the intangible assets acquired during the year ended December 31, 2017 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	6 years	$16.8
Customer backlog	1 year	3 months - 1 year	1.9
Non-compete agreements	5 years	2 - 5 years	0.7
Trade name	1 year	1 year	0.1
Developed software	4 years	4 years	0.6
Total acquired intangible assets			$20.1

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Southport expands the Company’s expertise in business intelligence and data warehousing services.

The Company has initially estimated the total allocable purchase price consideration to be $18.6 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing, increased by $0.3 million for an estimated net working capital adjustment due to the seller. The purchase price also included $4.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $6.6 million. As of December 31, 2018, the Company’s best estimate of the fair value of the contingent consideration was $5.0 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.7 million during the year ended December 31, 2018. The Company incurred approximately $0.8 million in transaction costs, which were expensed when incurred.

As part of the consideration transferred for the acquisition of Southport, the Company issued common stock to owners of Southport, who are continuing with the Company, with restrictions limiting the ability to sell the common stock which lapse over a certain period or over an accelerated period upon meeting specified employment milestones. As such, an estimated $0.3 million of the common stock value was attributed to future compensation and recorded as an asset within “Other current assets” and “Other non-current assets” in the Consolidated Balance Sheet as of the acquisition date, to be amortized over the requisite service period.

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

The Company has initially estimated the total allocable purchase price consideration to be $12.3 million. The purchase price was comprised of $9.9 million in cash paid and $1.1 million in Company common stock issued at closing, increased by $0.1 million for an estimated net working capital adjustment due to the seller. The purchase price also included $1.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $2.6 million. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$2.5
Identified intangible assets	4.5
Liabilities assumed	(1.6)
Goodwill	6.9
Total purchase price	$12.3

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $5.4 million.

The above purchase price accounting estimates are pending finalization of the net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Acquisition of Elixiter

On October 29, 2018, the Company acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger. The acquisition of Elixiter expands the Company’s capabilities in digital marketing.

The Company has initially estimated the total allocable purchase price consideration to be $8.1 million. The purchase price was comprised of $5.4 million in cash paid (net of cash acquired) and $1.4 million in Company common stock issued at closing, increased by $0.4 million for an estimated net working capital adjustment due to the seller. The purchase price also included $0.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition with a maximum cash payout of $1.8 million. The Company incurred approximately $0.5 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$1.7
Identified intangible assets	2.6
Liabilities assumed	(2.0)
Goodwill	5.8
Total purchase price	$8.1

The goodwill is non-deductible for tax purposes.

The above purchase price accounting estimates are pending finalization of the intangible assets and contingent consideration valuation and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the year ended December 31, 2018 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 - 6 years	$10.5
Customer backlog	1 year	1 - 1.5 years	1.5
Non-compete agreements	5 years	4 - 5 years	0.3
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.4
Total acquired intangible assets			$12.8

The results of the 2017 and 2018 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of the Southport, Stone Temple and Elixiter acquisitions included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2018 are as follows (in thousands):

Acquisition Date to December 31, 2018
Revenues	$18,524
Net income	$1,033

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with the 2018 acquisitions for the year ended December 31, 2018 and the 2017 and 2018 acquisitions for the year ended December 31, 2017, after giving effect to certain pro-forma adjustments and assuming the 2018 acquisitions were acquired as of the beginning of 2017 and assuming the 2017 acquisitions were acquired as of the beginning of 2016.

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

	December 31,
	2018	2017
Revenues (1)	$513,573	$531,517
Net income	$28,949	$21,581
Basic net income per share	$0.88	$0.64
Diluted net income per share	$0.86	$0.62
Shares used in computing basic net income per share	32,748	33,513
Shares used in computing diluted net income per share	33,618	34,550

(1)
Revenues for the year ended December 31, 2018 were impacted by the adoption of ASC Topic 606. See Note 2, Summary of Significant Accounting Policies, for information regarding the impact of ASC Topic 606 on the Company’s revenue recognition accounting policies.

10. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Balance, beginning of year	$305,238	$275,205
Purchase price allocations for acquisitions (Note 9)	23,120	29,756
Effect of foreign currency translation adjustments	(366)	277
Balance, end of year	$327,992	$305,238

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$82,478	$(40,946)	$41,532	$75,407	$(32,307)	$43,100
Non-compete agreements	1,536	(735)	801	1,556	(707)	849
Customer backlog	1,535	(736)	799	1,650	(866)	784
Trade name	140	(76)	64	100	(53)	47
Internally developed software	10,929	(6,033)	4,896	11,325	(5,039)	6,286
Total	$96,618	$(48,526)	$48,092	$90,038	$(38,972)	$51,066

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	3 - 5 years
Customer backlog	1 - 1.5 years
Trade name	1 year
Internally developed software	2 - 7 years

Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $16.4 million, $15.0 million and $13.4 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2019	$15,183
2020	$11,528
2021	$9,302
2022	$7,892
2023	$3,530
Thereafter	$657

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For 2018, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $5.6 million, $4.9 million and $4.8 million of expense for the matching cash and Company stock contribution in 2018, 2017 and 2016, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2018 and 2017, the deferred compensation liability balance was $4.5 million and $4.7 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2018 and 2017, the defined benefit plan liability, which is unfunded, was immaterial.

12. Long-term Debt

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2018, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.50% on December 31, 2018) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.50% on December 31, 2018) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2018, the Company had $124.8 million of unused borrowing capacity.

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

At December 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Senior Notes due 2023

On September 11, 2018, the Company issued $143.8 million aggregate principal amount of the Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million. The Company used (i) $49.0 million of the net proceeds to pay down the Company’s revolving credit facility, (ii) $38.8 million of the net proceeds to repurchase 1.3 million shares of the Company’s common stock concurrently with the pricing of the Notes offering in privately negotiated transactions and (iii) $8.6 million of the net proceeds to fund the cost of entering into the Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the Notes Warrants (as defined below). The remaining proceeds will be used for working capital or other general corporate purposes.

The Notes bear interest at a rate of 2.375% per year. Interest will be payable in cash on March 15 and September 15 of each year, beginning March 15, 2019. The Notes mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 26.5957 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the Notes Hedges and Notes Warrants, the conversion rate is effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion.

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

As of December 31, 2018, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $22.26 per share on December 31, 2018, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

In accordance with accounting for debt with conversion and other options, the Company bifurcated the principal amount of the Notes into liability and equity components. The initial liability component of the Notes was valued at $122.9 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 5.7%. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $20.9 million, partially offset by the associated deferred tax effect of $5.4 million. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount of $20.9 million is being amortized to interest expense using the effective interest method with an effective interest rate of 5.7% over the period from the issuance date through the contractual maturity date of September 15, 2023. The Company utilizes the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

Issuance costs totaling $4.8 million were allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $4.1 million attributable to the liability component were recorded as a direct deduction from the carrying value of the Notes and are being amortized to interest expense using the effective interest method over the term of the Notes. Issuance costs of $0.7 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.2 million. The unamortized issuance costs are being amortized over a weighted-average remaining period of approximately five years.

The liability and equity components of the Notes consisted of the following (in thousands):

As of December 31, 2018
Liability component:
Principal	$143,750
Less: Unamortized debt discount	(19,806)
Unamortized debt issuance costs	(3,877)
Net carrying amount	$120,067

Equity component:
Debt discount for conversion option, net of taxes	$15,547
Less: Issuance costs, net of taxes	(523)
Net carrying amount	$15,024

Interest expense for the year ended December 31, 2018 related to the Notes consisted of the following (in thousands):

Year Ended December 31, 2018
Coupon interest	$1,043
Amortization of debt discount	1,111
Amortization of debt issuance costs	252
Total interest expense recognized	$2,406

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

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $2.5 million on the Company’s 2011, 2012 and 2013 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a new court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through December 31, 2018 is $10.6 million.

As of December 31, 2018, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $1.5 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$4,030	$9,095	$3,733
State	1,222	1,262	720
Foreign	1,183	2,345	1,207
Total current	6,435	12,702	5,660

Deferred:
Federal	835	(3,726)	3,487
State	250	(684)	642
Foreign	293	270	261
Total deferred	1,378	(4,140)	4,390
Total provision for income taxes	$7,813	$8,562	$10,050

The components of pretax income for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$27,613	$21,285	$24,564
Foreign	4,759	5,858	5,945
Total	$32,372	$27,143	$30,509

For the years ended December 31, 2018, 2017 and 2016 foreign operations included India, China, Canada and the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued liabilities	$1,617	$2,027
Allowance for doubtful accounts	208	328
Net operating losses	375	483
Deferred compensation liability	2,443	2,579
Intangible assets	5,769	4,097
Total deferred tax assets	10,412	9,514
Deferred tax liabilities:
Prepaid expenses	933	902
Accounting method change	711	1,366
Goodwill and intangible assets	17,170	13,975
Property and equipment	851	631
Total deferred tax liabilities	19,665	16,874
Net deferred tax liability	$9,253	$7,360

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	3.3	3.9
Effect of foreign operations	1.5	1.9	(2.1)
Foreign toll charge - U.S. tax reform	—	4.1	—
Stock compensation	2.0	1.9	2.4
Non-deductible acquisition costs	0.2	—	—
Research and development tax credit	(5.0)	(1.0)	(5.0)
U.S. domestic production deduction	(0.1)	(1.6)	(1.4)
Adjustment to deferred tax rate - U.S. tax reform	—	(12.3)	—
Other	—	0.2	0.1
Effective tax rate	24.1%	31.5%	32.9%

The effective income tax rate decreased to 24.1% for the year ended December 31, 2018 from 31.5% for the year ended December 31, 2017 primarily due to the reduction of the federal corporate tax rate in 2018 as a result of the 2017 Tax Act. The effective rate for the year ended December 31, 2017 included the effects of certain foreign withholding taxes, a foreign toll charge on historic foreign earnings, and a revaluation of ending deferred income taxes caused by passage of the 2017 Tax Act.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during the second quarter of 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company’s Chinese subsidiary were no longer permanently reinvested. The Company may repatriate available earnings from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to applicable non-U.S. withholding taxes. As of December 31, 2018, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $8.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million.

Under the provisions of the ASC Section 740-10-25, the Company had an unrecognized tax benefit of $3.2 million (excluding $0.3 million of interest) and $2.7 million (excluding $0.2 million of interest) as of December 31, 2018 and 2017, respectively. If the Company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the Company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$2,680	$1,164
Additions based on tax positions related to current year	554	464
Additions based on tax positions related to prior years	—	1,151
Reductions for tax positions of prior years	(69)	(99)
Balance at end of year	$3,165	$2,680

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the 2017 Tax Act.  The 2017 Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.

There were certain transitional impacts of the 2017 Tax Act which affected the Company’s tax provision during the fourth quarter of 2017. As part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries, which produced a $1.1 million tax expense payable over eight years. As a result, a $0.1 million current liability and a $1.0 million non-current liability were recorded in the Company’s consolidated financial statements during the fourth quarter of 2017. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The reduction in the corporate tax rate resulted in a provisional net tax credit of $3.3 million for the fourth quarter of 2017.

The SEC issued rules that would allow for a measurement period of up to one year after the enactment date of the 2017 Tax Act to finalize the recording of the related tax impacts.  During the third quarter of 2018, the Company finalized and filed its 2017 income tax return. There were no material changes to the original estimate, and the one-year measurement period is now closed.

14. Derivatives

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.1 million during the year ended December 31, 2018, and a net gain of $0.1 million during the year ended December 31, 2017.  Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2018	2017
Derivatives not designated as hedges
Foreign exchange contracts	$3,195	$3,979
Total derivatives not designated as hedges	$3,195	$3,979

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

15. Fair Value Measurements

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2018, $37.7 million of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2018 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2018 and 2017.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of December 31, 2018 was $128.3 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

16. Commitments and Contingencies

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

The Company leases office space under various operating lease agreements. The Company has the option to extend the term of certain lease agreements. Future minimum commitments under these lease agreements as of December 31, 2018 are as follows (in thousands):

Operating Leases
2019	$7,375
2020	6,777
2021	5,071
2022	3,288
2023	2,189
Thereafter	1,420
Total minimum lease payments	$26,120

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $8.3 million, $7.9 million and $7.5 million, respectively.

17. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2018 and 2017. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Unaudited)
Total revenues	$120,942	$121,798	$123,933	$131,702
Total cost of revenues	79,227	79,595	79,183	81,826
Income from operations	6,791	8,491	9,261	11,401
Income before income taxes	6,419	7,926	8,436	9,591
Net income	4,928	5,849	6,305	7,477
Basic net income per share	0.15	0.18	0.19	0.24
Diluted net income per share	0.15	0.17	0.19	0.23

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(Unaudited)
Total revenues	$111,019	$117,026	$123,738	$133,478
Total cost of revenues	74,944	77,635	81,139	90,030
Income from operations	4,859	8,225	10,957	4,939
Income before income taxes	4,530	7,619	10,532	4,462
Net income	2,709	2,409	7,027	6,436
Basic net income per share	0.08	0.07	0.22	0.20
Diluted net income per share	0.08	0.07	0.21	0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired substantially all of the assets of Southport Services Group, LLC in April 2018 and Stone Temple Consulting Corporation in July 2018 and acquired Elixiter, Inc. in October 2018 (the “Acquired Businesses”).  Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The Acquired Businesses represented 7% and 4% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2018.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.
Adoption of New Accounting Pronouncement
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue and certain costs in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinions
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
February 26, 2019

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company acquired substantially all of the assets of Southport in April 2018 and Stone Temple in July 2018, and acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger in October 2018 (collectively, the “Acquired Businesses”).  Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The Acquired Businesses represented 7% and 4% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2018.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2018 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2018, which is included herein.

Changes in Internal Control Over Financial Reporting

As part of the adoption of ASC Topic 606, the Company implemented changes to our control activities related to revenue recognition to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company's internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	54	Chairman of the Board, President and Chief Executive Officer
Thomas J. Hogan	42	Chief Operating Officer
Paul E. Martin	58	Chief Financial Officer, Treasurer and Secretary

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

Thomas J. Hogan was appointed as the Company’s Chief Operating Officer in 2018.  Mr. Hogan joined the Company in January 2008 and has served the Company in several capacities, including Vice President of Operations, General Manager, Director of Business Development, and Engagement Director. Prior to joining the Company, Mr. Hogan served in business development and leadership positions with Creative Metrics, PreVisor, and TEKsystems. Mr. Hogan received his M.B.A from the Kellogg School of Management at Northwestern University and a B.S. degree from Saint Mary's University of Minnesota.

Paul E. Martin joined the Company in 2006 as Chief Financial Officer, Treasurer and Secretary. From 2004 until 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From 2002 through 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter's Vice President and Corporate Controller from 2000 to 2002. From 1995 to 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri - St. Louis. Mr. Martin is also a member of the board of the St. Louis chapter of Autism Speaks.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” “Composition and Meetings of the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

Codes of Conduct and Ethics

Information on this subject is found in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The Company has adopted a Corporate Code of Business Conduct and Ethics that applies to all employees and directors of the Company while acting on the Company’s behalf and has adopted a Financial Code of Ethics applicable to the chief executive officer, the chief financial officer, and other senior financial officials.  These policies are available on the Company’s website at www.perficient.com.  Any amendment to, or waiver of, the Financial Code of Ethics will be disclosed by the Company on its website at www.perficient.com.

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
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

4.2
Form of 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

4.3
Indenture, dated September 11, 2018, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.3†
Second Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 28, 2017 and incorporated herein by reference

10.4†
Form of Restricted Stock Award Agreement (Non-Employee Director Award) , previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  July 31, 2014 and incorporated herein by reference

10.5†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.6†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.7†
Second Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2018, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.8†
Second Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2018, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.9†
Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of November 1, 2018, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 1, 2018 and incorporated herein by reference

10.10
Credit Agreement by and among Wells Fargo Bank, National Association, Bank of America, N.A., U.S. Bank National Association, Fifth Third Bank and Perficient, Inc. dated as of June 9, 2017, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 12, 2017 and incorporated herein by reference

10.11
First Amendment to Credit Agreement, dated as of February 16, 2018, by and among Perficient, Inc. the Subsidiary Guarantors, the Lenders, and Wells Fargo Bank, National Association, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference

10.12
Purchase Agreement, dated September 5, 2018, among Perficient, Inc., Jefferies LLC and Nomura Securities International, Inc., as representatives of the initial purchasers named therein, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.13
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.14
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.15†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on  November 2, 2017 and incorporated herein by reference

10.16†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.17†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (vi) the Notes to Consolidated Financial Statements

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

By:	/s/ Paul E. Martin
Date: February 26, 2019	Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board, President and Chief Executive Officer	February 26, 2019
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 26, 2019
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	February 26, 2019
Ralph C. Derrickson

/s/ James R. Kackley	Director	February 26, 2019
James R. Kackley

/s/ David S. Lundeen	Director	February 26, 2019
David S. Lundeen

/s/ Brian L. Matthews	Director	February 26, 2019
Brian L. Matthews

/s/ Gary M. Wimberly	Director	February 26, 2019
Gary M. Wimberly