Form 10-Q
period 2019-03-31
PERFICIENT INC
filed 2019-05-02
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PRFT	The Nasdaq Global Select Market

As of April 25, 2019 there were 32,945,179 shares of Common Stock outstanding.

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$27,734	$44,984
Accounts receivable, net	115,089	122,446
Prepaid expenses	5,316	4,663
Other current assets	6,497	5,711
Total current assets	154,636	177,804
Property and equipment, net	6,977	6,677
Operating lease right-of-use assets	20,767	—
Goodwill	327,931	327,992
Intangible assets, net	44,185	48,092
Other non-current assets	13,440	9,979
Total assets	$567,936	$570,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,661	$24,437
Other current liabilities	42,166	50,386
Total current liabilities	54,827	74,823
Long-term debt, net	121,196	120,067
Operating lease liabilities	14,792	—
Other non-current liabilities	27,308	21,970
Total liabilities	$218,123	$216,860
Stockholders’ equity:
Preferred stock (par value $.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018)	$—	$—
Common stock (par value $.001 per share; 100,000,000 authorized; 48,811,776 shares issued and 31,599,081 shares outstanding as of March 31, 2019; 48,429,299 shares issued and 31,770,888 shares outstanding as of December 31, 2018)	49	48
Additional paid-in capital	441,541	437,250
Accumulated other comprehensive loss	(2,417)	(2,588)
Treasury stock, at cost (17,212,695 shares as of March 31, 2019; 16,658,411 shares as of December 31, 2018)	(249,036)	(233,676)
Retained earnings	159,676	152,650
Total stockholders’ equity	349,813	353,684
Total liabilities and stockholders’ equity	$567,936	$570,544

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share information)
Revenues
Services	$132,866	$120,196
Software and hardware	949	746
Total revenues	133,815	120,942
Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	86,071	79,227
Total cost of revenues	86,071	79,227

Selling, general and administrative	32,523	28,740
Depreciation	1,016	1,034
Amortization	4,137	3,883
Acquisition costs	(38)	298
Adjustment to fair value of contingent consideration	(424)	969
Income from operations	10,530	6,791

Net interest expense	1,793	374
Net other income	(35)	(2)
Income before income taxes	8,772	6,419
Provision for income taxes	1,746	1,491

Net income	$7,026	$4,928

Basic net income per share	$0.22	$0.15
Diluted net income per share	$0.22	$0.15
Shares used in computing basic net income per share	31,376	32,752
Shares used in computing diluted net income per share	32,214	33,790

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$7,026	$4,928
Other comprehensive income (loss):
Foreign currency translation adjustment	171	(98)
Comprehensive income	$7,197	$4,830

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018
(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	33,250	$47	$403,906	$(1,822)	$(163,871)	$128,091	$366,351
Proceeds from the sales of stock through the Employee Stock Purchase Plan	2	—	39	—	—	—	39
Stock compensation related to restricted stock vesting and retirement savings plan contributions	356	1	3,762	—	—	—	3,763
Purchases of treasury stock and buyback of shares for taxes	(220)	—	—	—	(4,991)	—	(4,991)
Surrender of stock in conjunction with net working capital settlement	(14)	—	—	—	(303)	—	(303)
Net income	—	—	—	—	—	4,928	4,928
Foreign currency translation adjustment	—	—	—	(98)	—	—	(98)
Balance at March 31, 2018	33,374	$48	$407,707	$(1,920)	$(169,165)	$133,019	$369,689

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	31,771	$48	$437,250	$(2,588)	$(233,676)	$152,650	$353,684
Proceeds from the sales of stock through the Employee Stock Purchase Plan	2	—	44	—	—	—	44
Stock compensation related to restricted stock vesting and retirement savings plan contributions	380	1	4,247	—	—	—	4,248
Purchases of treasury stock and buyback of shares for taxes	(554)	—	—	—	(15,360)	—	(15,360)
Net income	—	—	—	—	—	7,026	7,026
Foreign currency translation adjustment	—	—	—	171	—	—	171
Balance at March 31, 2019	31,599	$49	$441,541	$(2,417)	$(249,036)	$159,676	$349,813

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES	(In thousands)
Net income	$7,026	$4,928
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	1,016	1,034
Amortization	4,137	3,883
Deferred income taxes	1,994	950
Non-cash stock compensation and retirement savings plan contributions	4,248	3,763
Amortization of debt discount and issuance costs	1,147	17
Adjustment to fair value of contingent consideration for purchase of business	(424)	969

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,293	6,691
Other assets	(5,458)	1,309
Accounts payable	(11,776)	(12,050)
Other liabilities	(9,548)	(7,354)
Net cash (used in) provided by operating activities	(345)	4,140

INVESTING ACTIVITIES
Purchase of property and equipment	(1,312)	(873)
Capitalization of internally developed software costs	(135)	(86)
Purchase of business	(352)	—
Net cash used in investing activities	(1,799)	(959)

FINANCING ACTIVITIES
Proceeds from line of credit	—	57,500
Payments on line of credit	—	(56,500)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	44	39
Purchases of treasury stock	(11,435)	(2,130)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(3,925)	(2,861)
Net cash used in financing activities	(15,316)	(3,952)
Effect of exchange rate on cash and cash equivalents	210	(52)
Change in cash and cash equivalents	(17,250)	(823)
Cash and cash equivalents at beginning of period	44,984	6,307
Cash and cash equivalents at end of period	$27,734	$5,484

Supplemental disclosures:
Cash paid for income taxes	$436	$678
Cash paid for interest	$1,797	$293

Non-cash investing activity:
Stock surrendered by sellers in conjunction with net working capital settlement	$—	$303

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 may not be indicative of the results for the full year ending December 31, 2019.

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

Except for the accounting policies related to lease accounting that were updated as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Accounting Standards Codification (“ASC”) Topic 842) issued by the Financial Accounting Standards Board (the “FASB”), there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 14, Leases, for updated policies related to lease accounting.

3.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year ended December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require a lessee to recognize on its balance sheet lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months. The Company adopted the standard as of January 1, 2019 using the modified retrospective transition method provided by ASU 2018-11. The Company elected the package of practical expedients granted by ASU No. 2016-02 and did not reassess whether existing contracts contained a lease, the classification of existing leases, and unamortized indirect costs as of January 1, 2019. The Company also elected the practical expedient related to the combination of lease and non-lease components and included fixed payments related to common area maintenance (“CAM”) expense for the Company’s office leases in the measurement of the Company’s ROU assets and lease liabilities as of January 1, 2019 and March 31, 2019, respectively. There was no impact on net income or net assets as a result of adoption.

The Company had ROU asset balances of $20.8 million and lease liability balances of $21.5 million on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.  There was no material impact on the Unaudited Condensed Consolidated Statement of Operations and the Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019. Refer to Note 14, Leases, for additional disclosures resulting from the adoption of ASU No. 2016-02 and its amendments.

4. Revenue

The Company’s revenues consist of services and software and hardware sales. In accordance with ASC Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

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

Clients are typically billed monthly for services provided during that month but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced and collected in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Unaudited Condensed Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

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

Arrangements with Multiple Performance Obligations

Arrangements with clients may contain multiple promises such as delivery of software, hardware, professional services or post-contract support services. These promises are accounted for as separate performance obligations if they are distinct.  For arrangements with clients that contain multiple performance obligations, the transaction price is allocated to the separate performance obligations based on estimated relative standalone selling price, which is estimated by the expected cost plus a margin approach, taking into consideration market conditions and competitive factors. Because contracts that contain multiple performance obligations are typically short term due to the contract cancellation provisions, the allocation of the transaction price to the separate performance obligations is not considered a significant estimate.

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

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2019 and December 31, 2018 was $6.8 million and $8.1 million, respectively. During the three months ended March 31, 2019, $4.4 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2019 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended March 31,
	2019			2018
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$88,378	$—	$88,378	$82,149	$—	$82,149
Fixed fee percent complete contracts	12,458	—	12,458	9,112	—	9,112
Fixed fee contracts	24,180	—	24,180	21,222	—	21,222
Reimbursable expenses	3,914	—	3,914	3,030	—	3,030
Total professional services fees	128,930	—	128,930	115,513	—	115,513
Other services revenue*	3,345	591	3,936	3,865	818	4,683
Total services	132,275	591	132,866	119,378	818	120,196
Software and hardware	—	949	949	—	746	746
Total revenues	$132,275	$1,540	$133,815	$119,378	$1,564	$120,942

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$130,446	$117,529
Canada	581	1,371
Other countries	2,788	2,042
Total revenues	$133,815	$120,942

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2019, there were 2.0 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2019 was $4.5 million, which included $0.7 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.9 million for the three months ended March 31, 2019. Stock-based compensation cost recognized for the three months ended March 31, 2018 was $3.9 million, which included $0.7 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.8 million for the three months ended March 31, 2018. As of March 31, 2019, there was $25.5 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the three months ended March 31, 2019 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2018	1,410	$20.95
Awards granted	284	28.63
Awards vested	(352)	20.12
Awards forfeited	(65)	20.67
Restricted stock awards outstanding at March 31, 2019	1,277	$22.83

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2019	2018
Net income	$7,026	$4,928
Basic:
Weighted-average shares of common stock outstanding	31,376	32,752
Shares used in computing basic net income per share	31,376	32,752
Effect of dilutive securities:
Restricted stock subject to vesting	542	491
Shares issuable for acquisition consideration (1)	296	547
Shares used in computing diluted net income per share	32,214	33,790

Basic net income per share	$0.22	$0.15
Diluted net income per share	$0.22	$0.15

(1)
For the three months ended March 31, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); and (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”), as part of the consideration.  For the three months ended March 31, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with RAS; and (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”), as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock subject to vesting	105	120
Convertible senior notes	3,823	—
Warrants related to the issuance of convertible senior notes	3,823	—
Total anti-dilutive securities	7,751	120

See Note 10, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $210.9 million (15.1 million shares) of outstanding common stock through March 31, 2019.

7. Balance Sheet Components

	March 31, 2019 (unaudited)	December 31, 2018
	(in thousands)
Accounts receivable:
Billed accounts receivable, net	$64,192	$87,347
Unbilled revenues	50,897	35,099
Total	$115,089	$122,446

Property and equipment:
Computer hardware (useful life of 3 years)	$14,779	$14,160
Software (useful life of 1 to 7 years)	5,161	5,042
Furniture and fixtures (useful life of 5 years)	4,681	4,653
Leasehold improvements (useful life of 5 years)	3,513	3,396
Less: Accumulated depreciation	(21,157)	(20,574)
Total	$6,977	$6,677

Other current liabilities:
Accrued variable compensation	$11,092	$22,258
Deferred revenues	6,797	8,111
Current operating lease liabilities	6,746	—
Estimated fair value of contingent consideration liability (1)	6,721	7,156
Other current liabilities	4,022	6,021
Payroll related costs	3,191	3,064
Accrued medical claims expense	1,621	1,431
Professional fees	1,314	1,782
Accrued subcontractor fees	662	563
Total	$42,166	$50,386

Other non-current liabilities:
Deferred income taxes	$11,271	$9,253
Non-current software accrual	6,018	3,407
Other non-current liabilities	5,039	5,032
Deferred compensation liability	4,980	4,278
Total	$27,308	$21,970

(1)
As of March 31, 2019 and December 31, 2018, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Southport, Stone Temple and Elixiter twelve months after the acquisition.

8. Business Combinations

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $18.6 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing increased by $0.3 million as a result of the net working capital adjustment paid to Southport in the first quarter of 2019. The purchase price also included $4.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition, with a maximum cash payout of $6.6 million. As of March 31, 2019, the Company’s best estimate of the fair value of the contingent consideration was $5.1 million, of which $5.0 million was recorded in “Other current liabilities” within the Consolidated Balance Sheet as of December 31, 2018. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited

Condensed Consolidated Statements of Operations of $0.1 million during the three months ended March 31, 2019. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $7.1 million.

Acquisition of Stone Temple

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $12.3 million, subject to finalization of a net working capital settlement. The purchase price was comprised of $9.9 million in cash paid and $1.1 million in Company common stock issued at closing increased by $0.1 million for an estimated net working capital adjustment due to the seller. The purchase price also included $1.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller twelve months after the closing date of the acquisition, with a maximum cash payout of $2.6 million. As of March 31, 2019, the Company’s best estimate of the fair value of the contingent consideration was zero. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $1.3 million during the three months ended March 31, 2019. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $5.4 million. The purchase price accounting estimates are pending finalization of the net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Acquisition of Elixiter

On October 29, 2018, the Company acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger. The Company’s total allocable purchase price consideration was $8.1 million, subject to finalization of a net working capital settlement. The purchase price was comprised of $5.4 million in cash paid (net of cash acquired) and $1.4 million in Company common stock issued at closing increased by $0.4 million for an estimated net working capital adjustment due to the sellers. The purchase price also included $0.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers twelve months after the closing date of the acquisition, with a maximum cash payout of $1.8 million. As of March 31, 2019, the Company’s best estimate of the fair value of the contingent consideration was $1.6 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.7 million during the three months ended March 31, 2019. The goodwill recognized in the acquisition of Elixiter is non-deductible for tax purposes. The purchase price accounting estimates are pending finalization of the net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the year ended December 31, 2018 (dollars in millions):

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	5 years	5 - 6 years	$10.6
Customer backlog	1 year	1 - 1.5 years	1.5
Non-compete agreements	5 years	4 - 5 years	0.3
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.4
Total acquired intangible assets			$12.9

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2018 acquisitions for the three months ended March 31, 2018, after giving effect to certain pro-forma adjustments and assuming the 2018 acquisitions were acquired as of the beginning of 2017.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

Three Months Ended March 31, 2018
Revenues	$129,952
Net income	$5,699
Basic net income per share	$0.17
Diluted net income per share	$0.17
Shares used in computing basic net income per share	32,970
Shares used in computing diluted net income per share	34,057

9. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of March 31, 2019.

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

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in thousands):

Balance at December 31, 2018	$327,992
Purchase price allocation for acquisition	(82)
Effect of foreign currency translation adjustments	21
Balance at March 31, 2019	$327,931

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$82,558	$(44,175)	$38,383	$82,478	$(40,946)	$41,532
Non-compete agreements	1,232	(502)	730	1,536	(735)	801
Customer backlog	859	(377)	482	1,535	(736)	799
Trade name	70	(41)	29	140	(76)	64
Internally developed software	11,056	(6,495)	4,561	10,929	(6,033)	4,896
Total	$95,775	$(51,590)	$44,185	$96,618	$(48,526)	$48,092

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	3 - 5 years
Customer backlog	1 - 1.5 years
Trade name	1 year
Internally developed software	2 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2019 remaining	$11,135
2020	$11,594
2021	$9,339
2022	$7,908
2023	$3,543
Thereafter	$666

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.50% on March 31, 2019) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (2.49% on March 31, 2019) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit.  The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2019, the Company had $124.8 million of unused borrowing capacity.

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

At March 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Senior Notes due 2023

On September 11, 2018, the Company issued $143.8 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million. The Company used (i) $49.0 million of the net proceeds to pay down the Company’s revolving credit facility, (ii) $38.8 million of the net proceeds to repurchase 1.3 million shares of the Company’s common stock concurrently with the pricing of the Notes offering in privately negotiated transactions and (iii) $8.6 million of the net proceeds to fund the cost of entering into the Notes Hedges

(as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the Notes Warrants (as defined below). The remaining proceeds were used for working capital or other general corporate purposes.

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

As of March 31, 2019, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $27.39 per share on March 29, 2019, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

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

The liability and equity components of the Notes consisted of the following (in thousands):

March 31, 2019
Liability component:
Principal	$143,750
Less: Unamortized debt discount	(18,883)
Unamortized debt issuance costs	(3,671)
Net carrying amount	$121,196

Equity component:
Debt discount for conversion option, net of taxes	$15,547
Less: Issuance costs, net of taxes	(523)
Net carrying amount	$15,024

Interest expense for the three months ended March 31, 2019 related to the Notes consisted of the following (in thousands):

Three Months Ended March 31, 2019
Coupon interest	$854
Amortization of debt discount	923
Amortization of debt issuance costs	206
Total interest expense recognized	$1,983

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS, and the IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the

2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through March 31, 2019 is approximately $11.0 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $3.3 million (excluding $0.5 million of interest) as of March 31, 2019.

The Company’s effective tax rate was 19.9% for the three months ended March 31, 2019 compared to 23.2% for the three months ended March 31, 2018. The effective tax rate decreased primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the three months ended March 31, 2019 compared to the prior year quarter. As of March 31, 2019, the Company’s net non-current deferred tax liability was $11.3 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company’s Chinese subsidiary were no longer permanently reinvested. The Company may repatriate available earnings from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of March 31, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $9.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three months ended March 31, 2019 and 2018. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	March 31, 2019	December 31, 2018
Derivatives not designated as hedges
Foreign exchange contracts	$3,200	$3,195
Total derivatives not designated as hedges	$3,200	$3,195

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2019, $21.1 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $1.7 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of March 31, 2019 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2019.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of March 31, 2019 was $140.9 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

14. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of 1 to 8 years. Prior to January 1, 2019, the Company accounted for leases under ASC Topic 840. On January 1, 2019, the Company adopted ASC Topic 842, which replaced ASC Topic 840. The most significant impact upon adoption was the recognition of lease liabilities and ROU assets for all operating leases with a term greater than 12 months on its balance sheet. Refer to Note 3, Recent Accounting Pronouncements, for additional information on the impact of adoption.

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842 for the three months ended March 31, 2019.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company utilizes its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Other current liabilities	$6,746
Operating lease liabilities	14,792
Total	$21,538

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

March 31, 2019
2019 remaining	$5,017
2020	6,809
2021	5,088
2022	3,288
2023	2,190
Thereafter	1,420
Total future lease payments	23,812
Less implied interest	(2,274)
Total	$21,538

Operating lease expense for the three months ended March 31, 2019 was $2.1 million, of which $0.3 million related to variable lease payments. Short term lease payments were immaterial for the three months ended March 31, 2019. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended March 31, 2019 were $1.8 million. The weighted average remaining lease term of the Company’s operating leases as of March 31, 2019 was four years and the weighted average incremental borrowing rate was 4.9% as of March 31, 2019.

The following discussion relates to the Company’s lease accounting policy under ASC Topic 840 for the year ended December 31, 2018.

Future minimum commitments under these lease agreements as of December 31, 2018 were as follows (in thousands):

December 31, 2018
2019	$7,375
2020	6,777
2021	5,071
2022	3,288
2023	2,189
Thereafter	1,420
Total future lease payments	$26,120

Rent expense for the three months ended March 31, 2018 was $2.0 million.

15. Commitments and Contingencies

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

Overview

We are an information technology and management consulting firm serving Forbes Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our digital experience, business optimization and industry solutions enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include analytics, custom applications, management consulting, commerce, portals and collaboration, content management, business integration, customer relationship management, business process management, platform implementations, enterprise data and business intelligence, enterprise performance management, enterprise mobile, cloud services, digital marketing, and DevOps, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of an increasingly global, Internet-driven, and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented approximately 9% of our services revenues for the three months ended March 31, 2019, and 8% for the three months ended March 31, 2018. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Cost of Revenues

Cost of revenues consists of cost of services primarily related to cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 606, sales of third-party software and hardware are presented on a net basis, and as such, third-party software and hardware costs are not presented within cost of revenues.

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

Adoption of ASC Topic 842

As further detailed in Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC Topic 842), on January 1, 2019 using the modified retrospective method. ASC Topic 842 requires lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. As the Company adopted the standard using the modified retrospective method, the recognition of the ROU assets and lease liabilities does not impact the comparative period consolidated balance sheet.  There was no material impact on the Unaudited Condensed Consolidated Statement of Operations or the Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues. Total revenues increased 11% to $133.8 million for the three months ended March 31, 2019 from $120.9 million for the three months ended March 31, 2018.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Increase Over Prior Year Period	Increase Attributable to Acquired Companies	Increase Attributable to Base Business
	2019	2018
Services revenues	$132,866	$120,196	$12,670	$6,520	$6,150
Software and hardware revenues	949	746	203	—	203
Total revenues	$133,815	$120,942	$12,873	$6,520	$6,353

Services revenues increased 11% to $132.9 million for the three months ended March 31, 2019 from $120.2 million for the three months ended March 31, 2018. Services revenues attributable to our base business increased by $6.2 million while services revenues attributable to acquired companies was $6.5 million, resulting in a total increase of $12.7 million.

Software and hardware revenues increased 27% to $0.9 million for the three months ended March 31, 2019 from $0.7 million for the three months ended March 31, 2018.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 9% to $86.1 million for the three months ended March 31, 2019 from $79.2 million for the three months ended March 31, 2018 primarily due to higher headcount in response to higher services revenue. Services costs as a percent of services revenues decreased to 64.8% for the three months ended March 31, 2019 from 65.9% for the three months ended March 31, 2018 primarily due to increased onshore utilization and increased average bill rate. The average bill rate for our professionals was $126 per hour for the three months ended March 31, 2019 and $125 per hour for the three months ended March 31, 2018.

Selling, General and Administrative. SG&A expenses increased 13% to $32.5 million for the three months ended March 31, 2019 from $28.7 million for the three months ended March 31, 2018 primarily due to increased variable compensation expense related to bonus costs.  SG&A expenses, as a percentage of revenues,  increased to 24.3% for the three months ended March 31, 2019 from 23.8% for the three months ended March 31, 2018.

Depreciation. Depreciation expense was $1.0 million for each of the respective three months ended March 31, 2019 and 2018. Depreciation expense as a percentage of revenues was 0.8% for the three months ended March 31, 2019 and 0.9% for the three months ended March 31, 2018.

Amortization. Amortization expense increased 7% to $4.1 million for the three months ended March 31, 2019 from $3.9 million for the three months ended March 31, 2018. The increase in amortization expense was due to the addition of intangible assets from the Southport, Stone Temple and Elixiter acquisitions in 2018.  Amortization expense as a percentage of revenues was 3.1% for the three months ended March 31, 2019 and 3.2% for the three months ended March 31, 2018.

Acquisition Costs. During the three months ended March 31, 2019, the Company recognized an immaterial benefit in acquisition-related costs due to the finalization of various acquisition-related items. Acquisition-related costs were $0.3 million for the three months ended March 31, 2018. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was recorded during the three months ended March 31, 2019 which represents the net impact of the fair market value adjustments to the Southport, Stone Temple and Elixiter revenue and earnings-based contingent consideration liabilities, partially offset by the accretion of the fair value estimates for the revenue and earnings-based contingent consideration related to the acquisitions of Southport, Stone Temple and Elixiter. An adjustment of $1.0 million was recorded during the three months ended March 31, 2018 which represents the net impact of the fair market value adjustments to the Clarity revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to accretion.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 19.9% for the three months ended March 31, 2019 from 23.2% for the three months ended March 31, 2018. The decrease in the effective tax rate is primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the three months ended March 31, 2019 compared to the prior year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of March 31, 2019	As of December 31, 2018
Cash and cash equivalents (1)	$27.7	$45.0
Working capital (including cash and cash equivalents) (2)	$99.8	$103.0
Amounts available under credit facility	$124.8	$124.8

(1) The balance at March 31, 2019 includes $5.2 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds would be repatriated.  We currently do not plan or foresee a need to repatriate such funds. The balance also includes $0.8 million in cash held by our Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $0.3 million compared to $4.1 million of net cash provided by operating activities for the three months ended March 31, 2018.  For the three months ended March 31, 2019, the primary components of operating cash flows were net income of $7.0 million, non-cash charges of $12.1 million and net operating asset investments of $19.4 million. For the three months ended March 31, 2018, the primary components of operating cash flows were net income of $4.9 million, non-cash charges of $10.6 million and net operating asset investments of $11.4 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2019, we used $1.4 million to purchase property and equipment and to develop software and $0.4 million for a net working capital settlement related to an acquisition. During the three months ended March 31, 2018, we used $1.0 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

During the three months ended March 31, 2019, we used $11.4 million to repurchase shares of our common stock through the stock repurchase program and used $3.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. During the three months ended March 31, 2018, we drew down $57.5 million from our line of credit. We repaid $56.5 million on our line of credit, used $2.1 million to repurchase shares of our common stock through the stock repurchase program and used $2.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (5.50% on March 31, 2019) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.49% on March 31, 2019) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2019, we had $124.8 million of maximum borrowing capacity.

At March 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $210.9 million (15.1 million shares) of outstanding common stock through March 31, 2019.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2019. See Note 14, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of March 31, 2019 and December 31, 2018, there were no balances outstanding under the Credit Agreement.  Balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and would become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $121.2 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of March 31, 2019 compared to $120.1 million as of  December 31, 2018. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 and will become due and payable no later than the final maturity date of September 15, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2019 (unaudited) of $27.7 million, $5.2 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $9.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million. As of March 31, 2019, $0.8 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and may repatriate available earnings from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 14, Leases, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2019, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, and euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 12, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2019, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2019, the fair value of the Notes was approximately $140.9 million.

We had unrestricted cash and cash equivalents totaling $27.7 million at March 31, 2019 and $45.0 million at December 31, 2018. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

As part of the adoption of ASC Topic 842, the Company implemented changes to our control activities related to lease accounting to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 26, 2019 and available at www.sec.gov.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $210.9 million (15.1 million shares) of outstanding common stock through March 31, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2018	14,687,491	$13.58	14,687,491	$35,577,309
January 1-31, 2019	111,141	$24.60	111,141	$32,843,210
February 1-28, 2019	73,098	$27.55	73,098	$30,829,102
March 1-31, 2019	235,000	$28.45	235,000	$24,143,292
Ending balance as of March 31, 2019	15,106,730	$13.96	15,106,730

(1)	Average price paid per share includes commission.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date: May 2, 2019	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)