Form 10-Q
period 2019-06-30
PERFICIENT INC
filed 2019-08-01
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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

As of July 25, 2019 there were 32,841,276 shares of Common Stock outstanding.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS	(In thousands, except share and per share information)
Current assets:
Cash and cash equivalents	$34,282	$44,984
Accounts receivable, net	122,797	122,446
Prepaid expenses	4,991	4,663
Other current assets	7,896	5,711
Total current assets	169,966	177,804
Property and equipment, net	10,394	6,677
Operating lease right-of-use assets	28,101	—
Goodwill	335,983	327,992
Intangible assets, net	45,104	48,092
Other non-current assets	15,242	9,979
Total assets	$604,790	$570,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,914	$24,437
Other current liabilities	58,108	50,386
Total current liabilities	74,022	74,823
Long-term debt, net	122,338	120,067
Operating lease liabilities	20,628	—
Other non-current liabilities	28,655	21,970
Total liabilities	$245,643	$216,860
Stockholders’ equity:
Preferred stock (par value $.001 per share; 8,000,000 authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018)	$—	$—
Common stock (par value $.001 per share; 100,000,000 authorized; 48,901,232 shares issued and 31,526,154 shares outstanding as of June 30, 2019; 48,429,299 shares issued and 31,770,888 shares outstanding as of December 31, 2018)	49	48
Additional paid-in capital	447,146	437,250
Accumulated other comprehensive loss	(2,351)	(2,588)
Treasury stock, at cost (17,375,078 shares as of June 30, 2019; 16,658,411 shares as of December 31, 2018)	(253,901)	(233,676)
Retained earnings	168,204	152,650
Total stockholders’ equity	359,147	353,684
Total liabilities and stockholders’ equity	$604,790	$570,544

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share information)
Revenues
Services	$141,234	$120,912	$274,100	$241,107
Software and hardware	635	886	1,584	1,632
Total revenues	141,869	121,798	275,684	242,739

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	89,515	79,595	175,586	158,821
Total cost of revenues	89,515	79,595	175,586	158,821

Selling, general and administrative	33,161	27,884	65,684	56,624
Depreciation	1,070	1,028	2,086	2,062
Amortization	4,010	4,137	8,147	8,020
Acquisition costs	616	542	578	840
Adjustment to fair value of contingent consideration	116	121	(308)	1,091
Income from operations	13,381	8,491	23,911	15,281

Net interest expense	1,863	513	3,656	887
Net other (income) expense	(9)	52	(44)	49
Income before income taxes	11,527	7,926	20,299	14,345
Provision for income taxes	2,999	2,077	4,745	3,567

Net income	$8,528	$5,849	$15,554	$10,778

Basic net income per share	$0.27	$0.18	$0.50	$0.33
Diluted net income per share	$0.27	$0.17	$0.48	$0.32
Shares used in computing basic net income per share	31,343	32,772	31,359	32,762
Shares used in computing diluted net income per share	32,040	33,889	32,166	33,894

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$8,528	$5,849	$15,554	$10,778
Other comprehensive income (loss):
Foreign currency translation adjustment	66	(554)	237	(652)
Comprehensive income	$8,594	$5,295	$15,791	$10,126

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock
Beginning of period	$49	$48	$48	$47
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	1
End of period	49	48	49	48
Additional Paid-in Capital
Beginning of period	441,541	407,707	437,250	403,906
Proceeds from the sales of stock through the Employee Stock Purchase Plan	41	42	85	81
Stock compensation related to restricted stock vesting and retirement savings plan contributions	4,108	3,852	8,355	7,614
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	1,456	3,009	1,456	3,009
End of period	447,146	414,610	447,146	414,610
Accumulated Other Comprehensive Loss
Beginning of period	(2,417)	(1,920)	(2,588)	(1,822)
Foreign currency translation adjustment	66	(554)	237	(652)
End of period	(2,351)	(2,474)	(2,351)	(2,474)
Treasury Stock
Beginning of period	(249,036)	(169,165)	(233,676)	(163,871)
Purchases of treasury stock and buyback of shares for taxes	(4,865)	(8,136)	(20,225)	(13,127)
Surrender of stock in conjunction with net working capital settlement	—	—	—	(303)
End of period	(253,901)	(177,301)	(253,901)	(177,301)
Retained Earnings
Beginning of period	159,676	133,020	152,650	128,091
Net income	8,528	5,849	15,554	10,778
End of period	168,204	138,869	168,204	138,869
Total Shareholders’ Equity	$359,147	$373,752	$359,147	$373,752

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common Stock, shares
Beginning of period	31,599	33,374	31,771	33,250
Sales of stock through the Employee Stock Purchase Plan	2	2	4	4
Stock compensation related to restricted stock vesting and retirement savings plan contributions	34	36	414	392
Purchases of treasury stock and buyback of shares for taxes	(163)	(337)	(717)	(557)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	54	153	54	153
Surrender of stock in conjunction with net working capital settlement	—	—	—	(14)
End of period	31,526	33,228	31,526	33,228
See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES	(In thousands)
Net income	$15,554	$10,778
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,086	2,062
Amortization	8,147	8,020
Deferred income taxes	2,073	774
Non-cash stock compensation and retirement savings plan contributions	8,356	7,615
Amortization of debt discount and issuance costs	2,307	35
Adjustment to fair value of contingent consideration for purchase of business	(308)	1,091

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,947	11,596
Other assets	(7,980)	1,387
Accounts payable	(9,282)	(8,701)
Other liabilities	(88)	(5,103)
Net cash provided by operating activities	23,812	29,554

INVESTING ACTIVITIES
Purchase of property and equipment	(3,440)	(1,564)
Capitalization of internally developed software costs	(523)	(290)
Purchase of business	(10,663)	(11,278)
Net cash used in investing activities	(14,626)	(13,132)

FINANCING ACTIVITIES
Proceeds from line of credit	—	117,500
Payments on line of credit	—	(116,500)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	85	81
Purchases of treasury stock	(16,260)	(10,232)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(3,965)	(2,895)
Net cash used in financing activities	(20,140)	(12,046)
Effect of exchange rate on cash and cash equivalents	252	(324)
Change in cash and cash equivalents	(10,702)	4,052
Cash and cash equivalents at beginning of period	44,984	6,307
Cash and cash equivalents at end of period	$34,282	$10,359

Supplemental disclosures:
Cash paid for income taxes	$3,041	$1,620
Cash paid for interest	$1,844	$806

Non-cash investing activity:
Stock issued for purchase of business	$1,294	$2,666
Stock surrendered by sellers in conjunction with net working capital settlement	$—	$303
Liability incurred for purchase of property, plant and equipment	$2,278	$—
See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 may not be indicative of the results for the full year ending December 31, 2019.

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

3.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year ended December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require a lessee to recognize on its balance sheet lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months. The Company adopted the standard as of January 1, 2019 using the modified retrospective transition method provided by ASU 2018-11. The Company elected the package of practical expedients granted by ASU No. 2016-02 and did not reassess whether existing contracts contained a lease, the classification of existing leases, and unamortized indirect costs as of January 1, 2019. The Company also elected the practical expedient related to the combination of lease and non-lease components and included fixed payments related to common area maintenance (“CAM”) expense for the Company’s office leases in the measurement of the Company’s ROU assets and lease liabilities as of January 1, 2019 and June 30, 2019, respectively. There was no impact on net income or net assets as a result of adoption.

The Company had ROU asset balances of $28.1 million and lease liability balances of $29.0 million on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.  There was no material impact on the Unaudited Condensed Consolidated Statement of Operations and the Unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2019. Refer to Note 14, Leases, for additional disclosures resulting from the adoption of ASU No. 2016-02 and its amendments.

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

Deferred Revenue

The Company’s deferred revenue balance as of June 30, 2019 and December 31, 2018 was $7.3 million and $8.1 million, respectively. During the six months ended June 30, 2019, $5.7 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of June 30, 2019 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended June 30,
	2019			2018
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$96,084	$—	$96,084	$84,884	$—	$84,884
Fixed fee percent complete contracts	10,414	—	10,414	7,898	—	7,898
Fixed fee contracts	25,955	—	25,955	20,377	—	20,377
Reimbursable expenses	4,390	—	4,390	3,215	—	3,215
Total professional services fees	136,843	—	136,843	116,374	—	116,374
Other services revenue*	3,524	867	4,391	3,754	784	4,538
Total services	140,367	867	141,234	120,128	784	120,912
Software and hardware	—	635	635	—	886	886
Total revenues	$140,367	$1,502	$141,869	$120,128	$1,670	$121,798

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

	Six Months Ended June 30,
	2019			2018
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$184,462	$—	$184,462	$167,033	$—	$167,033
Fixed fee percent complete contracts	22,872	—	22,872	17,010	—	17,010
Fixed fee contracts	50,135	—	50,135	41,599	—	41,599
Reimbursable expenses	8,304	—	8,304	6,245	—	6,245
Total professional services fees	265,773	—	265,773	231,887	—	231,887
Other services revenue*	6,869	1,458	8,327	7,618	1,602	9,220
Total services	272,642	1,458	274,100	239,505	1,602	241,107
Software and hardware	—	1,584	1,584	—	1,632	1,632
Total revenues	$272,642	$3,042	$275,684	$239,505	$3,234	$242,739

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$138,518	$119,211	$268,964	$236,739
Canada	701	739	1,282	2,110
Other countries	2,650	1,848	5,438	3,890
Total revenues	$141,869	$121,798	$275,684	$242,739

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of June 30, 2019, there were 2.0 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2019 was $4.4 million and $8.9 million, respectively, which included $0.8 million and $1.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2018 was $4.1 million and $8.0 million, respectively, which included $0.7 million and $1.4 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.8 million and $1.6 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $21.9 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the six months ended June 30, 2019 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2018	1,410	$20.95
Awards granted	284	28.63
Awards vested	(362)	20.13
Awards forfeited	(98)	21.35
Restricted stock awards outstanding at June 30, 2019	1,234	$22.85

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$8,528	$5,849	$15,554	$10,778
Basic:
Weighted-average shares of common stock outstanding	31,343	32,772	31,359	32,762
Shares used in computing basic net income per share	31,343	32,772	31,359	32,762
Effect of dilutive securities:
Restricted stock subject to vesting	495	552	558	576
Shares issuable for acquisition consideration (1)	202	565	249	556
Shares used in computing diluted net income per share	32,040	33,889	32,166	33,894

Basic net income per share	$0.27	$0.18	$0.50	$0.33
Diluted net income per share	$0.27	$0.17	$0.48	$0.32

(1)
For the three and six months ended June 30, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”), as part of the consideration.  For the three and six months ended June 30, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with RAS; (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); and (v) the Asset Purchase Agreement with Southport, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock subject to vesting	—	—	52	60
Convertible senior notes	3,823	—	3,823	—
Warrants related to the issuance of convertible senior notes	3,823	—	3,823	—
Total anti-dilutive securities	7,646	—	7,698	60

See Note 10, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $215.7 million (15.3 million shares) of outstanding common stock through June 30, 2019.

7. Balance Sheet Components

	June 30, 2019 (unaudited)	December 31, 2018
	(in thousands)
Accounts receivable:
Billed accounts receivable, net	$74,231	$87,347
Unbilled revenues, net	48,566	35,099
Total	$122,797	$122,446

Property and equipment:
Computer hardware (useful life of 3 years)	$15,429	$14,160
Software (useful life of 1 to 7 years)	5,284	5,042
Furniture and fixtures (useful life of 5 years)	4,901	4,653
Leasehold improvements (useful life of 5 years)	4,423	3,396
Less: Accumulated depreciation	(19,643)	(20,574)
Total	$10,394	$6,677

Other current liabilities:
Accrued variable compensation	$19,277	$22,258
Estimated fair value of contingent consideration liability (1)	8,780	7,156
Current operating lease liabilities	8,379	—
Deferred revenues	7,313	8,111
Other current liabilities	6,659	6,021
Payroll related costs	3,429	3,064
Accrued medical claims expense	1,996	1,431
Professional fees	1,667	1,782
Accrued subcontractor fees	608	563
Total	$58,108	$50,386

Other non-current liabilities:
Deferred income taxes	$11,257	$9,253
Deferred compensation liability	5,048	4,278
Non-current software accrual	5,039	3,407
Other non-current liabilities	7,311	5,032
Total	$28,655	$21,970

(1)
As of June 30, 2019, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Southport, Stone Temple, Elixiter and Sundog, 12 months after the respective acquisitions. As of December 31, 2018, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Southport, Stone Temple and Elixiter 12 months after the respective acquisitions.

8. Business Combinations

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $18.6 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing increased by $0.3 million as a result of the net working capital adjustment paid to Southport in the first quarter of 2019. The purchase price also included $4.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition, with a maximum cash payout of $6.6 million. Southport achieved a portion of the maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company has accrued $5.2 million of contingent consideration as of June 30, 2019. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $7.1 million.

Acquisition of Stone Temple

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $12.3 million. The purchase price was comprised of $9.9 million in cash paid and $1.1 million in Company common stock issued at closing increased by $0.1 million as a result of the net working capital adjustment paid to Stone Temple in the third quarter of 2019. The purchase price also included $1.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition, with a maximum cash payout of $2.6 million. As of June 30, 2019, the Company’s best estimate of the fair value of the contingent consideration was zero. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $1.3 million during the six months ended June 30, 2019. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $5.4 million.

Acquisition of Elixiter

On October 29, 2018, the Company acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger. The Company’s total allocable purchase price consideration was $8.1 million, subject to finalization of a net working capital settlement. The purchase price was comprised of $5.4 million in cash paid (net of cash acquired) and $1.4 million in Company common stock issued at closing increased by $0.4 million for an estimated net working capital adjustment due to the sellers. The purchase price also included $0.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition, with a maximum cash payout of $1.8 million. As of June 30, 2019, the Company’s best estimate of the fair value of the contingent consideration was $1.6 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.7 million during the six months ended June 30, 2019. The goodwill recognized in the acquisition of Elixiter is non-deductible for tax purposes. The purchase price accounting estimates are pending finalization of the net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

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

2019 Acquisition

Acquisition of Sundog

On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Sundog expands the Company’s strategic marketing and technical delivery services.

The Company has initially estimated the total allocable purchase price consideration to be $14.1 million. The purchase price was comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million for an estimated net working capital adjustment due to the sellers. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition with a maximum cash payout of $3.6 million. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$6.4
Identified intangible assets	4.6
Liabilities assumed	(4.9)
Goodwill	8.0
Total purchase price	$14.1

The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $6.2 million.

The above purchase price accounting estimates are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the six months ended June 30, 2019 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	7 years	7 years	$3.7
Customer backlog	9 months	9 months	0.4
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.3
Total acquired intangible assets			$4.6

The results of the 2018 and 2019 acquisitions have been included in the Company's interim unaudited condensed consolidated financial statements since the respective acquisition date.

The aggregate amounts of revenue and net income of the Sundog acquisition in the Unaudited Condensed Consolidated Statements of Operations from the acquisition date to June 30, 2019 are as follows (in thousands):

Acquisition Date to June 30, 2019
Revenues	$1,239
Net income	$(39)

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2018 and 2019 acquisitions for the six months ended June 30, 2019 and 2018, after giving effect to certain pro-forma adjustments and assuming the 2019 acquisitions were acquired as of the beginning of 2018 and the 2018 acquisitions were acquired as of the beginning of 2017.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2018 or January 1, 2017 or of future results of operations of the consolidated entities (in thousands except per share data):

	Six Months Ended June 30,
	2019	2018
Revenues	$281,182	$262,059
Net income	$16,195	$11,270
Basic net income per share	$0.51	$0.34
Diluted net income per share	$0.50	$0.33
Shares used in computing basic net income per share	31,554	32,973
Shares used in computing diluted net income per share	32,209	34,140

9. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of June 30, 2019.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in thousands):

Balance at December 31, 2018	$327,992
Purchase price allocation for acquisitions	7,960
Effect of foreign currency translation adjustments	31
Balance at June 30, 2019	$335,983

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$86,279	$(47,421)	$38,858	$82,478	$(40,946)	$41,532
Non-compete agreements	1,371	(569)	802	1,536	(735)	801
Customer backlog	1,242	(591)	651	1,535	(736)	799
Trade name	130	(65)	65	140	(76)	64
Developed software	10,699	(5,971)	4,728	10,929	(6,033)	4,896
Total	$99,721	$(54,617)	$45,104	$96,618	$(48,526)	$48,092

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	3 - 5 years
Customer backlog	9 months - 1.5 years
Trade name	1 year
Developed software	2 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2019 remaining	$8,120
2020	$12,553
2021	$10,273
2022	$8,758
2023	$4,337
Thereafter	$1,063

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (5.50% on June 30, 2019) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (2.40% on June 30, 2019) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit.  The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2019, the Company had $124.8 million of unused borrowing capacity.

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

At June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year, with the first payment being made on March 15, 2019. The Notes mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 26.5957 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the Notes Hedges and Notes Warrants, the conversion rate is effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion.

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

As of June 30, 2019, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $34.32 per share on June 28, 2019, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

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

The liability and equity components of the Notes consisted of the following (in thousands):

June 30, 2019
Liability component:
Principal	$143,750
Less: Unamortized debt discount	(17,946)
Unamortized debt issuance costs	(3,466)
Net carrying amount	$122,338

Equity component:
Debt discount for conversion option, net of taxes	$15,547
Less: Issuance costs, net of taxes	(523)
Net carrying amount	$15,024

Interest expense for the three and six months ended June 30, 2019 related to the Notes consisted of the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Coupon interest	$853	$1,707
Amortization of debt discount	937	1,860
Amortization of debt issuance costs	206	412
Total interest expense recognized	$1,996	$3,979

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

11. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2010. The Company’s 2011 through 2015 U.S. income tax returns are currently under examination by the IRS, and the IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. A court date in November 2019 has been set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through June 30, 2019 is approximately $11.5 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $3.4 million (excluding $0.5 million of interest) as of June 30, 2019.

The Company’s effective tax rate was 26.0% and 23.4% for the three and six months ended June 30, 2019, respectively, compared to 26.2% and 24.9% for the three and six months ended June 30, 2018, respectively. The effective tax rate decreased during the six months ended June 30, 2019 primarily due to the increase in tax benefits recognized related to share-based compensation deductions compared to the prior year. As of June 30, 2019, the Company’s net non-current deferred tax liability was $11.3 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018.

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

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of June 30, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $10.1 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three and six months ended June 30, 2019. A net loss of  $0.1 million was recognized during the three and six months ended June 30, 2018. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	June 30, 2019	December 31, 2018
Derivatives not designated as hedges
Foreign exchange contracts	$2,603	$3,195
Total derivatives not designated as hedges	$2,603	$3,195

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of June 30, 2019, $26.3 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $2.7 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of June 30, 2019 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of June 30, 2019.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of June 30, 2019 was $159.6 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

14. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of one year to seven years. Prior to January 1, 2019, the Company accounted for leases under ASC Topic 840. On January 1, 2019, the Company adopted ASC Topic 842, which replaced ASC Topic 840. The most significant impact upon adoption was the recognition of lease liabilities and ROU assets for all operating leases with a term greater than 12 months on its balance sheet. Refer to Note 3, Recent Accounting Pronouncements, for additional information on the impact of adoption.

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842 for the six months ended June 30, 2019.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. In determining the expected lease term, the majority of the Company’s renewal options are not reasonably certain based on conditions of the Company’s existing leases and its overall business strategies. The Company will periodically reassess expected lease terms based on significant triggering events or compelling economic reasons to exercise renewal options. The Company utilizes its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Other current liabilities	$8,379
Operating lease liabilities	20,628
Total	$29,007

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

June 30, 2019
2019 remaining	$3,828
2020	8,591
2021	6,745
2022	5,021
2023	4,022
Thereafter	4,286
Total future lease payments	32,493
Less implied interest	(3,486)
Total	$29,007

Operating lease expense for the three and six months ended June 30, 2019 was $2.5 million and $4.6 million, respectively, of which $0.3 million and $0.6 million related to variable lease payments, respectively. Short term lease payments were immaterial for the three and six months ended June 30, 2019. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the six months ended June 30, 2019 were $3.8 million. ROU assets obtained in exchange for lease liabilities during the six months ended June 30, 2019 were $9.1 million. The weighted average remaining lease term of the Company’s operating leases as of June 30, 2019 was four years and the weighted average incremental borrowing rate was 4.9% as of June 30, 2019.

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

During 2019, the Company entered into agreements to purchase internal use software licenses payable over multiple years. As a result, the Company has recorded $3.3 million in “Current liabilities” and $2.0 million in “Non-current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2019 (unaudited).

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% and 8% of our services revenues for the three and six months ended June 30, 2019, respectively, and 7% for the three and six months ended June 30, 2018. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Adoption of ASC Topic 842

As further detailed in Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC Topic 842), on January 1, 2019 using the modified retrospective method. ASC Topic 842 requires lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. As the Company adopted the standard using the modified retrospective method, the recognition of the ROU assets and lease liabilities does not impact the comparative period consolidated balance sheet.  There was no material impact on the Unaudited Condensed Consolidated Statement of Operations or the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenues. Total revenues increased 17% to $141.9 million for the three months ended June 30, 2019 from $121.8 million for the three months ended June 30, 2018.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
	2019	2018
Services revenues	$141,234	$120,912	$20,322	$4,652	$15,670
Software and hardware revenues	635	886	(251)	—	(251)
Total revenues	$141,869	$121,798	$20,071	$4,652	$15,419

Services revenues increased 17% to $141.2 million for the three months ended June 30, 2019 from $120.9 million for the three months ended June 30, 2018. Services revenues attributable to our base business increased by $15.7 million while services revenues attributable to acquired companies was $4.7 million, resulting in a total increase of $20.3 million.

Software and hardware revenues decreased 28% to $0.6 million for the three months ended June 30, 2019 from $0.9 million for the three months ended June 30, 2018.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 12% to $89.5 million for the three months ended June 30, 2019 from $79.6 million for the three months ended June 30, 2018 primarily due to higher headcount in response to higher services revenue.  Services costs as a percentage of services revenues decreased to 63.4% for the three months ended June 30, 2019 from 65.8% for the three months ended June 30, 2018, primarily due to increased onshore average bill rate and increased utilization. The average bill rate for our professionals was $125 per hour for the three months ended June 30, 2019 and $123 per hour for the three months ended June 30, 2018.

Selling, General and Administrative. SG&A expenses increased 19% to $33.2 million for the three months ended June 30, 2019 from $27.9 million for the three months ended June 30, 2018, primarily due to increased variable compensation expense related to bonus costs.  SG&A expenses, as a percentage of revenues,  increased to 23.4% for the three months ended June 30, 2019 from 22.9% for the three months ended June 30, 2018.

Depreciation. Depreciation expense increased 4% to $1.1 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018. Depreciation expense as a percentage of revenues was 0.8% for both the three months ended June 30, 2019 and and 2018.

Amortization. Amortization expense decreased 3% to $4.0 million for the three months ended June 30, 2019 from $4.1 million for the three months ended June 30, 2018. The decrease in amortization expense was due to intangible assets related to previous acquisitions becoming fully amortized, partially offset by the addition of intangible assets from the Stone Temple Consulting Corporation (“Stone Temple”) and Elixiter, Inc. (“Elixiter”) acquisitions in 2018 and the Sundog Interactive, Inc. (“Sundog”) acquisition in 2019.  Amortization expense as a percentage of revenues was 2.8% for the three months ended June 30, 2019 and 3.4% for the three months ended June 30, 2018.

Acquisition Costs. Acquisition-related costs were $0.6 million for the three months ended June 30, 2019 and $0.5 million for the three months ended June 30, 2018.  Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.1 million was recorded during the three months ended June 30, 2019 which represents the fair market value adjustments to the Southport Services Group, LLC (“Southport”) revenue and earnings-based contingent consideration liabilities in addition to accretion. An adjustment of $0.1 million was recorded during the three months ended June 30, 2018 for the accretion of the fair value estimate for the revenue and earnings-based contingent consideration liabilities related to the acquisition of Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”) and Southport.

Net Interest Expense. Net interest expense increased to $1.9 million for the three months ended June 30, 2019 from $0.5 million for the three months ended June 30, 2018. The increase in net interest expense was primarily due to non-cash amortization of debt discount and issuance costs related to the Company's convertible senior notes issued in September 2018.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate of 26.0% for the three months ended June 30, 2019 remained relatively flat compared to 26.2% for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenues. Total revenues increased 14% to $275.7 million for the six months ended June 30, 2019 from $242.7 million for the six months ended June 30, 2018.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
	2019	2018
Services revenues	$274,100	$241,107	$32,993	$11,173	$21,820
Software and hardware revenues	1,584	1,632	(48)	—	(48)
Total revenues	$275,684	$242,739	$32,945	$11,173	$21,772

Services revenues increased 14% to $274.1 million for the six months ended June 30, 2019 from $241.1 million for the six months ended June 30, 2018. Services revenues attributable to our base business increased by $21.8 million while services revenues attributable to acquired companies was $11.2 million, resulting in a total increase of $33.0 million.

Software and hardware revenues remained relatively flat at $1.6 million for the six months ended June 30, 2019 and 2018.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 11% to $175.6 million for the six months ended June 30, 2019 from $158.8 million for the six months ended June 30, 2018, primarily due to higher headcount in response to higher services revenue.  Services costs as a percentage of services revenues decreased to 64.1% for the six months ended June 30, 2019 from 65.9% for the six months ended June 30, 2018, primarily due to increased onshore average bill rate and increased utilization. The average bill rate for our professionals was $125 per hour for the six months ended June 30, 2019 and $124 per hour for the six months ended June 30, 2018.

Selling, General and Administrative. SG&A expenses increased 16% to $65.7 million for the six months ended June 30, 2019 from $56.6 million for the six months ended June 30, 2018, primarily due to increased variable compensation expense related to bonus costs.  SG&A expenses, as a percentage of revenues,  increased to 23.8% for the six months ended June 30, 2019 from 23.3% for the six months ended June 30, 2018.

Depreciation. Depreciation expense was $2.1 million for each of the respective six months ended June 30, 2019 and 2018. Depreciation expense as a percentage of revenues was 0.8% for each of the respective six months ended June 30, 2019 and 2018.

Amortization. Amortization expense increased 2% to $8.1 million for the six months ended June 30, 2019 from $8.0 million for the six months ended June 30, 2018. The increase in amortization expense was due to the addition of intangible assets from the Southport, Stone Temple and Elixiter acquisitions in 2018 and the Sundog acquisition in 2019, partially offset by intangible assets related to previous acquisitions becoming fully amortized.  Amortization expense as a percentage of revenues was 3.0% for the six months ended June 30, 2019 and 3.3% for the six months ended June 30, 2018.

Acquisition Costs. Acquisition-related costs were $0.6 million for the six months ended June 30, 2019 and $0.8 million for the six months ended June 30, 2018.  Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was recorded during the six months ended June 30, 2019 which represents the net impact of the fair market value adjustments to the Southport, Stone Temple and Elixiter revenue and earnings-based contingent consideration liabilities, partially offset by accretion. An adjustment of $1.1 million was recorded during the six months ended June 30, 2018 which represents the net impact of the fair market value adjustments to the Clarity revenue and earnings-based contingent consideration liability based on favorable performance compared to the original estimates in addition to accretion.

Net Interest Expense. Net interest expense increased to $3.7 million for the six months ended June 30, 2019 from $0.9 million for the six months ended June 30, 2018. The increase in net interest expense was primarily due to non-cash amortization of debt discount and issuance costs related to the Company's convertible senior notes issued in September 2018.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 23.4% for the six months ended June 30, 2019 from 24.9% for the six months ended June 30, 2018. The decrease in the effective tax rate was primarily due to the increase in tax benefits recognized related to share-based compensation deductions compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	As of June 30, 2019	As of December 31, 2018
Cash and cash equivalents (1)	$34.3	$45.0
Working capital (including cash and cash equivalents) (2)	$95.9	$103.0
Amounts available under credit facility	$124.8	$124.8

(1) The balance at June 30, 2019 includes $5.9 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds would be repatriated.  We currently do not plan or foresee a need to repatriate such funds. The balance also includes $0.8 million in cash held by our Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $23.8 million compared to $29.6 million for the six months ended June 30, 2018.  For the six months ended June 30, 2019, the primary components of operating cash flows were net income of $15.6 million, non-cash charges of $22.7 million and net operating asset investments of $14.4 million. For the six months ended June 30, 2018, the primary components of operating cash flows were net income of $10.8 million, non-cash charges of $19.6 million and net operating asset investments of $0.8 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2019, we used $3.9 million to purchase property and equipment and to develop software and $10.7 million for the Sundog acquisition and net working capital settlements related to acquisitions. During the six months ended June 30, 2018, we used $1.9 million to purchase property and equipment and to develop software and $11.3 million for the acquisition of Southport.

Net Cash Used in Financing Activities

During the six months ended June 30, 2019, we used $16.3 million to repurchase shares of our common stock through the stock repurchase program and used $4.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. During the six months ended June 30, 2018, we drew down $117.5 million from our line of credit. We repaid $116.5 million on our line of credit, used $10.2 million to repurchase shares of our common stock through the stock repurchase program and used $2.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (5.50% on June 30, 2019) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (2.40% on June 30, 2019) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2019, we had $124.8 million of maximum borrowing capacity.

At June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $215.7 million (15.3 million shares) of outstanding common stock through June 30, 2019.

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

Contractual Obligations

During 2019, the Company entered into agreements to purchase internal use software licenses payable over multiple years. As a result, the Company has recorded $3.3 million in “Current liabilities” and $2.0 million in “Non-current liabilities” in the Condensed Consolidated Balance Sheet as of June 30, 2019 (unaudited).

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2019. See Note 14, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of June 30, 2019 and December 31, 2018, there were no balances outstanding under the Credit Agreement.  Balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and would become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $122.3 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of June 30, 2019 compared to $120.1 million as of  December 31, 2018. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 and will become due and payable no later than the final maturity date of September 15, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of June 30, 2019 (unaudited) of $34.3 million, $5.9 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of June 30, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $10.1 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million. As of June 30, 2019, $0.8 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary's earnings were no longer permanently reinvested and may repatriate available earnings from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 14, Leases, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of June 30, 2019, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, and euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 12, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2019, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2019, the fair value of the Notes was approximately $159.6 million.

We had unrestricted cash and cash equivalents totaling $34.3 million at June 30, 2019 and $45.0 million at December 31, 2018. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

As part of the adoption of ASC Topic 842, the Company implemented changes to our control activities related to lease accounting to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three and six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $235.0 million of Company common stock through a stock repurchase program with an expiration date of December 31, 2019. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $215.7 million (15.3 million shares) of outstanding common stock through June 30, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2019	15,106,730	$13.96	15,106,730	$24,143,292
April 1-30, 2019	65,000	$28.25	65,000	$22,306,850
May 1-31, 2019	65,000	$31.20	65,000	$20,279,054
June 1-30, 2019	31,000	$31.02	31,000	$19,317,525
Ending balance as of June 30, 2019	15,267,730	$14.13	15,267,730

(1)	Average price paid per share includes commission.

Unregistered Sales of Securities

On May 22, 2019, the Company acquired substantially all of the assets of Sundog. The consideration paid in this transaction included 54,032 shares of Company common stock issued at closing with an aggregate value of approximately $1.6 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for this issuance.  These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statement of Shareholders' Equity for the three and six months ended June 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	August 1, 2019	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)