Form 10-K
period 2019-12-31
PERFICIENT INC
filed 2020-02-25
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,098,742,358 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 28, 2019.

As of February 13, 2020, there were 32,891,785 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2020, are incorporated by reference in Part III of this Form 10-K.

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

Overview

Perficient is a leading digital consultancy, helping transform the world’s biggest brands. With a broad array of information technology, management consulting, and creative capabilities, Perficient delivers digital transformation solutions that exceed customers’ expectations, outpace the competition and transform business.

Our work enables clients to improve productivity and competitiveness; grow and strengthen relationships with customers, suppliers and partners; and reduce costs. Our solutions include custom applications, analytics, management consulting, commerce, portals and collaboration, content management, business integration, customer relationship management, business process management, platform implementations, enterprise data and business intelligence, enterprise performance management, enterprise mobile, cloud services, digital marketing, and DevOps, among others. Our solutions enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, Internet-driven and competitive marketplace.

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

We serve our Global 2000 and other large enterprise clients from locations in multiple markets throughout North America and through domestic and global delivery centers by leveraging an experienced sales team that is connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of one billion dollars. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage.

During 2019, we continued to implement a strategy focused on: expanding our relationships with existing and new clients; continuing to make disciplined acquisitions by acquiring substantially all of the assets of Sundog Interactive, Inc. (“Sundog”) in May 2019; expanding our technical skill and geographic base through the acquisition of Sundog; expanding our brand visibility among prospective clients, employees, and software vendors; leveraging our offshore capabilities in India and China; and leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers. Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2019, 2018 and 2017. Approximately 93% and 95% of our total assets were located in the United States as of December 31, 2019 and 2018, respectively, with the remainder located in India, Canada, China, and the United Kingdom.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of Sundog in May 2019 enhanced and expanded the Company’s strategic marketing and technical delivery services.

We provide services primarily to these markets: healthcare (including pharma and life sciences), financial services (including banking and insurance), manufacturing, automotive and transportation, retail and consumer goods, electronics and computer hardware, telecommunications, business services, energy and utilities, and leisure, media and entertainment.

Our Solutions

We help clients gain competitive advantage by using technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Our end-to-end digital offerings enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure, and software applications end-to-end within an organization and with key partners, suppliers, and customers. This provides real-time access to critical business applications and information and a scalable, reliable, secure, and cost-effective technology infrastructure that enables clients to:

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

Our broad spectrum of digital experience and business optimization solutions includes:

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

•
Management Consulting. Our management consulting experts communicate in a language that makes sense at all levels of the organization, translating corporate strategy into operational results by bridging the gaps that often exist between business and technology. Technology investments can be a critical piece of an overall strategic business plan, and we are able to translate that in business terms. We help our clients manage enterprise change, which is frequently in the context of large technology innovations and transformations. We offer services in many areas including organizational change management, business analytics, project management, and process excellence.

•
Commerce. Driven by customer insights, we gather and analyze data to determine the best approach for implementing a successful omnichannel commerce strategy. With a deep understanding of business needs and extensive technical capabilities, our commerce solutions embrace the power of digital transformation to encompass multiple channels and provide a seamless and efficient experience across the entire enterprise. Our solutions include commerce transformation consulting, strategy, roadmaps, program management, customer journeys, customer experience, user experience and prototypes, content management, and product configuration.

•
Portals and Collaboration. We design, develop, implement, and integrate secure and scalable enterprise portals and social/collaboration solutions for our clients and their customers, employees, suppliers, partners, members, patients and others to help them connect to information, documents, and one another. These solutions include searchable data systems, collaborative systems for process improvement, transaction processing, unified and extended reporting, commerce, and content management. Our award-winning work includes multiple portal types built on many vendor platforms and features integration with a variety of technologies, social capabilities, and mobile sites.

•
Content Management. Our content management solutions enable the management of unstructured information regardless of file type or format. Our solutions can facilitate the creation of new content and/or provide easy access and retrieval of existing digital assets from other enterprise tools such as enterprise resource planning, customer relationship management, or legacy applications.

•
Business Integration. We help clients integrate fragmented, non-integrated systems and processes with a coherent architecture on which to rationalize and modernize legacy systems, automate and optimize business processes, and improve data quality and accessibility. We specialize in service-oriented architecture, application program interfaces (“APIs”), business process management, event-driven architecture, complex event processing, master data management, and enterprise application integration. We often use these technologies together to modernize legacy application architecture and support multi-channel user experiences such as portals, B2B (business to business) APIs, social media, and mobility applications.

•
Customer Relationship Management (“CRM”). We design, develop, and implement advanced CRM solutions that facilitate customer acquisition, service and support, and sales and marketing. We do this by understanding our clients’ needs through interviews, requirements-gathering sessions, call center analysis, developing an iterative prototype-driven solution, and integrating the solution to legacy processes and applications.

•
Business Process Management (“BPM”). BPM, also known as digital process automation, combines people, process, and technology to improve organizational performance and customer value. We design, develop, and implement BPM solutions that allow our clients to quickly adapt their business processes to respond to new market opportunities or competitive threats by taking advantage of business strategies supported by flexible business applications and information technology infrastructures.

•
Platform Implementation. We design, develop, and implement technology platform solutions that allow our clients to establish a robust, reliable Internet-based infrastructure for integrated business applications, which extend enterprise technology assets to employees, customers, suppliers, and partners. Our platform services include application server selection, architecture planning, installation and configuration, clustering for availability, performance assessment and issue remediation, security services, and technology migrations.

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

•
Enterprise Mobile. Enterprise mobile is transforming the way the world does business. Consumers and workforces alike are never far from a device, which is why they need connected experiences. We create mobile solutions that enable sales teams, mobilize the workforce, and engage with users on a deeper level. We are experts in enterprise and consumer mobile apps, IoT (Internet of Things), wearables, virtual and augmented reality, POC (proof of concept) and prototypes, and enterprise systems integrations.

•
Cloud Infrastructure. Agility, innovation, and rapid time to market are critical to maintaining competitive advantage and seizing market opportunities, and cloud computing has emerged as perhaps the key enabler for business efficiency and agility. We help clients leverage cloud technologies from strategy through implementation for maximum business value with services that include: architecture, application modernization, assessments (business value and health checks), containers, strategy and road maps, and vendor evaluation and selection.

•
Digital Marketing. We leverage client insights and analytical customer data to deliver exceptional results that allow our clients to stay ahead of the competition and to remain at the forefront of everything related to digital marketing. Our expertise includes: analytics and reporting, email marketing and automation, B2B and B2C marketing automation, media and advertising, paid search, social media, search engine marketing (including search engine optimization and pay-per-click advertising), content marketing, and conversion rate optimization.

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

•
Artificial Intelligence (“AI”) and Machine Learning (“ML”). In broad terms, AI is the simulation of human intelligence processes by machines. ML is the application of AI based on the idea that given access to data, machines can learn for themselves. Both AI and ML increasingly play a role in everything from driving customer service to enabling better healthcare. Many organizations are eager to understand and exploit the value of AI and ML for automating common user interactions, answering questions via chatbots and other tools, providing intelligent routing, and interpreting user needs using AI-driven services and natural language processing. We help clients take advantage of AI and ML to reduce operational costs, increase revenues, improve productivity, enhance compliance, bolster security, and enrich the customer experience.

We conceive, build, and implement these solutions through a comprehensive set of services including business strategy, user-centered design, systems architecture, custom application development, technology integration, package implementation, and managed services.

We have developed intellectual property assets, applications, utilities, and products that enable our clients to reduce time to delivery and total cost of ownership. In addition, we sell certain internally developed software packages. These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including content management, integration and APIs, business process management, enterprise search and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer tools for the healthcare, energy and utilities, financial services, and retail markets. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

•
Domain Expertise. We have developed significant domain expertise in a core set of technology solutions and software platforms. These solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management, and platform implementations. The platforms with which we have significant domain expertise and on which these solutions are built include IBM and Red Hat, Adobe, Microsoft, Oracle, Pivotal, Sitecore and Salesforce.

•
Industry Expertise. We serve many of the world’s largest and most-respected companies with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), consumer markets (including retail and consumer goods), manufacturing, automotive and transportation, electronics and computer hardware, telecommunications, business services, energy and utilities, and leisure, media and entertainment.

•
Delivery Model and Methodology. We believe our significant domain expertise enables us to provide high-value solutions through expert project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based, and business-driven solutions methodology. Our methodology includes a proven execution process map we developed, which allows for repeatable, high-quality services delivery. The methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients’ business processes to provide enhanced customer value and operating efficiency, enabled by web technology. As a result, we believe we are able to offer our clients the dedicated attention that small firms usually provide, combined with the delivery and project management that larger firms usually offer.

•
Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us.  For the years ended December 31, 2019, 2018 and 2017, 91%, 93% and 92%, respectively, of services revenues were derived from clients that continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•
Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Platinum Business Partner, a Microsoft National Solutions Provider and Global NSP Partner, an Oracle Platinum Partner, an Adobe Platinum Partner, a Salesforce Gold Consulting Partner, an Advanced Pivotal Ready Partner, and a Sitecore Platinum Solution Partner.  In 2019, we received multiple awards and recognition from our partners including:

•	Pivotal Global Systems Integrator Partner of the Year for Cloud Native Advocacy;

•	Coveo Accelerator Award;

•	Magento Imagine Excellence Award – Best B2B Buyer Experience;

•	IBM Watson Commerce Business Partner of the Year; and

•	MicroStrategy North America Partner of the Year.

•
Offshore Capability. We serve our clients from locations in multiple markets throughout North America, and in addition, we operate global development centers in India and China. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft, Oracle, Sitecore, and Magento technologies. In addition to our offshore capabilities, we employ a number of foreign nationals in the United States on H1-B visas. India is used as a recruiting and development facility to continue to grow our base of H1-B foreign national colleagues.  As of December 31, 2019, we had 826 colleagues at our India facilities, 129 colleagues at our China facility and 234 colleagues with H1-B visas.  We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•
Onshore Capability. The Company maintains a domestic delivery center (the “DDC”) in Lafayette, Louisiana. The DDC augments our offshore delivery centers in India and China, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the DDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle. As of December 31, 2019, we had 69 colleagues at the DDC.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•	small local consulting firms that operate in no more than one or two geographic regions;

•	boutique consulting firms, such as Prolifics and Avanade;

•	national consulting firms, such as Accenture, Deloitte Consulting, EPAM Systems, Globant, and Endava;

•	digital consulting firms/entities such as Accenture Interactive, Deloitte Digital, Publicis Sapient, and Computer Task Group;

•	in-house professional services organizations of software companies; and

•	offshore providers, such as Infosys Technologies Limited, Cognizant, and Wipro Limited.

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

Employees

As of December 31, 2019, we had 3,454 employees, 2,904 of which were billable (excluding 234 billable subcontractors) and 550 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2019, we had a 116-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners.  Approximately 77% of our services revenues are executed by our direct sales force.  In addition to our direct sales team, we also have 73 dedicated sales support employees, 38 general managers and 8 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM and Red Hat, Adobe, Microsoft, Oracle, Pivotal, Sitecore and Salesforce. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

Talent Acquisition. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current Internet and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Retention. We firmly believe in the power of partnership and the spirit of innovation and approach every opportunity with these philosophies in mind. We focus on a core set of digital experience, business optimization, and industry solutions, applications, and software platforms and believe our commitment to our employees’ career development through continued training and advancement opportunities sets us apart as an employer of choice.

Compensation. Our compensation philosophy and programs are designed to attract, retain, motivate, and reward employees based on performance and results. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors and allow for differentiation so that truly stellar performers may be rewarded.

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

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2019, 98% of our revenues were derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

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

We provide services to various clients participating in the healthcare market. Certain cuts in U.S. government healthcare programs and other changes have been proposed and discussed. These cuts and changes may result in reduced expenditures by our healthcare customers on information technology projects, which could materially adversely affect our business, results of operations or financial condition.

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

In addition, there are relatively low barriers to entry in this market and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

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

We are dependent upon information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure or human error could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. There has been a global increase in information technology security threats and increasingly sophisticated cyber attacks. Given the uncertainty of such attacks, our infrastructure may be vulnerable to attacks and disputes. In providing services to clients, we are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as various U.S. federal and state laws and foreign laws governing the protection of personally identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, human error or negligence, cyber attacks, security breaches, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber attacks and other related breaches.

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

In September 2018, we issued $143.8 million in aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “Notes”) in a private offering. The Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Approximately 8% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. We also operate recruiting and development facilities in India and China to continue to grow our base of H1-B foreign national colleagues. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change. If we are unable to obtain all of the H1-B visas for which we apply, our growth or service offerings may be hindered.

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

Our success depends upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing, software-as-a-service solutions, artificial intelligence, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

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

We have significant relationships with software vendors including IBM and Red Hat, Adobe, Microsoft, Oracle, Pivotal, Salesforce and Sitecore. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements.  The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations.  The financial impact of the loss of one or more software vendors is not reasonably estimable.

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

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;

•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;

•	acquisition, integration and operational costs related to businesses acquired;

•	the introduction of new products or services by us, competitors or partners;

•	changes in our pricing or competitors’ pricing;

•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees;

•	global, regional and local economic and political conditions and related risks, including acts of terrorism; and

•	seasonality, including number of workdays, holidays and summer vacations.

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

As of December 31, 2019, we had unrestricted cash and cash equivalents totaling $70.7 million and a borrowing capacity of $125.0 million, with $124.8 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $70.7 million of cash and cash equivalents at December 31, 2019, $5.5 million was held by our Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. As of December 31, 2019, $1.1 million in cash and cash equivalents was held by our Chinese subsidiary and is not considered indefinitely reinvested. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our officers, directors, and 5% and greater stockholders own a large percentage of our voting securities and their interests may differ from other stockholders.

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 32% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

We have offices in multiple markets throughout the United States and in India, China, Canada, and the United Kingdom.  We do not own any real property; all of our office space is leased with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” There were approximately 434 stockholders of record of our common stock as of February 13, 2020, including 385 restricted account holders.

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

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

Prior to 2019, the Company’s Board of Directors authorized the repurchase of up to $235.0 million of Company common stock. On October 29, 2019, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $30.0 million of Company common stock for a total repurchase program of $265.0 million and extended the expiration date of the program from December 31, 2019 to June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, we have repurchased approximately $220.0 million (15.4 million shares) of our outstanding common stock through December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of October 1, 2019	15,369,430	$14.26	15,369,430	$15,800,781
October 1-31, 2019	600	35.98	600	$45,779,196
November 1-30, 2019	20,539	39.65	20,539	$44,964,924
December 1-31, 2019	—	—	—	$44,964,924
Ending balance as of December 31, 2019	15,390,569	$14.30	15,390,569

(1)	Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2019, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers in 2018 and Topic 842, Leases in 2019, one acquisition in 2019, three acquisitions in 2018, two acquisitions in 2017, one acquisition in 2016 and three acquisitions in 2015.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:	(In thousands, except per share information)
Revenues	$565,527	$498,375	$485,261	$486,982	$473,621
Cost of revenues	$354,213	$319,831	$323,748	$335,702	$318,411
Selling, general and administrative	$134,187	$118,484	$108,192	$101,264	$99,963
Depreciation and amortization	$20,598	$20,428	$19,747	$18,238	$18,315
Acquisition costs	$896	$1,872	$1,359	$1,252	$1,235
Adjustment to fair value of contingent consideration	$301	$1,816	$3,235	$(1,679)	$445
Income from operations	$55,332	$35,944	$28,980	$32,205	$35,252
Net interest expense	$7,418	$3,560	$1,838	$1,636	$2,085
Net other (income) expense	$(27)	$12	$(1)	$60	$332
Income before income taxes	$47,941	$32,372	$27,143	$30,509	$32,835
Net income	$37,125	$24,559	$18,581	$20,459	$23,007
Basic net income per share	$1.18	$0.76	$0.56	$0.60	$0.69
Diluted net income per share	$1.15	$0.73	$0.55	$0.58	$0.67

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$70,728	$44,984	$6,307	$10,113	$8,811
Working capital (1)	$127,313	$102,981	$67,935	$76,446	$83,176
Property and equipment, net	$12,170	$6,677	$7,145	$8,888	$7,891
Operating lease right-of-use assets	$27,748	$—	$—	$—	$—
Goodwill and intangible assets, net	$373,517	$376,084	$356,304	$320,320	$322,791
Total assets	$640,492	$570,544	$499,060	$456,576	$474,364
Long-term debt, net	$124,664	$120,067	$55,000	$32,000	$56,000
Non-current operating lease liabilities	$19,649	$—	$—	$—	$—
Total stockholders’ equity	$381,015	$353,684	$366,351	$359,465	$348,810

(1) Working capital is total current assets less total current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a digital consultancy serving Global 2000® and other large enterprise companies with a primary focus on the United States. We help clients gain competitive advantage by designing, building and delivering digital solutions that: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce technology costs. Our unparalleled technology, management consulting, and creative capabilities, across industries, enable these benefits by developing, integrating, automating, and extending business processes, technology infrastructure and software applications end-to-end within an organization and with key partners, suppliers, and customers. Our solutions include custom applications, analytics, management consulting, commerce, portals and collaboration, content management, business integration, customer relationship management, business process management, platform implementations and artificial intelligence, among others. Our solutions enable our clients to operate a real-time enterprise that delivers exceptional front-end customer experiences and dynamically adapts business processes and the systems that support them, to meet the changing demands of an increasingly global and competitive marketplace.

Adoption of ASC Topic 606

As further detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, we adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method. The most significant impact upon adoption was to third-party software and hardware revenue, which was primarily recorded on a gross basis as the principal in the transaction through December 31, 2017 and presented on a net basis as the agent beginning on January 1, 2018. Since the change in presentation was applied prospectively and prior period results were not restated, the adoption of the new standard resulted in significantly lower software and hardware revenues and costs for the years ended December 31, 2019 and 2018 as compared to the year ended December 31, 2017. The impact of adopting ASC Topic 606 to services revenues and costs was immaterial.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented approximately 7% of our services revenues for the year ended December 31, 2019 compared to 8% for each of the years ended December 31, 2018 and 2017. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Cost of Revenues

Cost of revenues consists of costs of services and software and hardware costs.  Costs of services consists primarily of cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. Upon adoption of ASC Topic 606 on January 1, 2018, sales of third-party software and hardware were presented on a net basis, and as such, third-party software and hardware costs are no longer presented within cost of revenue in the current and prior year.

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

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are primarily composed of sales-related costs, general and administrative salaries, stock compensation expense, office costs, recruiting expense, variable compensation costs, marketing costs and other miscellaneous expenses. We have access to sales leads generated by our software vendors whose products we use to design and implement solutions for our clients. These relationships enable us to optimize our selling costs and sales cycle times and increase win rates through leveraging our partners’ marketing efforts and endorsements.

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage and expand our offshore capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

United States Tax Reform

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) included significant changes to the U.S. corporate income tax system, including a federal corporate tax rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. This change may result in a U.S. tax liability on those earnings which have not previously been repatriated to the U.S., with future foreign earnings potentially not subject to U.S. income taxes when repatriated. The majority of the provisions had an impact on the Company beginning in fiscal year 2018. However, there were certain transitional impacts of the 2017 Tax Act which affected the Company’s tax provision during the fourth quarter of 2017.  As part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries, which produced a $1.1 million tax expense payable over eight years. As a result, a $0.1 million current liability and a $1.0 million non-current liability were recorded in the Company’s consolidated financial statements during the fourth quarter of 2017.  The reduction of the federal corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal base rate of 21%.  The reduction in the corporate tax rate resulted in a provisional net tax credit of $3.3 million for the fourth quarter of 2017.  See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for further information regarding the impact of the 2017 Tax Act.

Adoption of ASC Topic 842

As further detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, we adopted ASC Topic 842 on January 1, 2019 using the modified retrospective method. ASC Topic 842 requires lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. As the Company adopted the standard using the modified retrospective method, the recognition of the ROU assets and lease liabilities does not impact the comparative period consolidated balance sheet.  There was no material impact on the Consolidated Statement of Operations or the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
Revenues:	2019	2018	2017
Services	99.4%	99.1%	92.0%
Software and hardware	0.6	0.9	8.0
Total revenues	100.0	100.0	100.0
Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	62.6	64.2	59.8
Software and hardware costs	—	—	6.9
Total cost of revenues	62.6	64.2	66.7
Selling, general and administrative	23.7	23.8	22.3
Depreciation and amortization	3.6	4.1	4.0
Acquisition costs	0.2	0.4	0.3
Adjustment to fair value of contingent consideration	0.1	0.3	0.7
Income from operations	9.8	7.2	6.0
Net interest expense	1.3	0.7	0.4
Net other (income) expense	—	—	—
Income before income taxes	8.5	6.5	5.6
Provision for income taxes	1.9	1.6	1.8
Net income	6.6%	4.9%	3.8%

A discussion of changes in our financial condition and results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, which is available free of charge on the SEC’s website at www.sec.gov and on our investor relations website at www.perficient.com.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. Total revenues increased 13% to $565.5 million for the year ended December 31, 2019 from $498.4 million for the year ended December 31, 2018.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Year Ended December 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
	2019	2018
Services Revenues	$561,918	$494,001	$67,917	$20,013	$47,904
Software and Hardware Revenues	3,609	4,374	(765)	—	(765)
Total Revenues	$565,527	$498,375	$67,152	$20,013	$47,139

Services revenues increased 14% to $561.9 million for the year ended December 31, 2019 from $494.0 million for the year ended December 31, 2018. Services revenues attributable to our base business increased $47.9 million while services revenues attributable to acquired companies was $20.0 million, resulting in a total increase of $67.9 million.

Software and hardware revenues decreased 17% to $3.6 million for the year ended December 31, 2019 from $4.4 million for the year ended December 31, 2018.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Total cost of revenues increased 11% to $354.2 million for the year ended December 31, 2019 from $319.8 million for the year ended December 31, 2018 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 63% for the year ended December 31, 2019 from 65% for the year ended December 31, 2018 primarily driven by an increase in average bill rates.  The average bill rate for our professionals increased to $125 per hour for the year ended December 31, 2019 from $124 per hour for the year ended December 31, 2018.

Selling, General and Administrative. SG&A expenses increased 13% to $134.2 million for the year ended December 31, 2019 from $118.5 million for the year ended December 31, 2018 primarily due to increased variable compensation expense related to bonus costs and sales commissions, increased headcount to support our growth and the fluctuations in expenses as detailed in the following table. SG&A expenses, as a percentage of revenues, was 24% for both of the years ended December 31, 2019 and 2018.

Selling, General and Administrative Expense	Year Ended December 31,		Increase	Percentage Change
(in millions)	2019	2018
Salary expense	$48.4	$45.2	$3.2	7%
Sales-related costs	13.6	11.0	2.6	24%
Office costs	11.9	10.3	1.6	16%
Stock compensation expense	11.3	10.2	1.1	11%
Variable compensation expense	13.3	9.3	4.0	43%
Travel & entertainment	6.6	6.2	0.4	6%
Benefits expense	7.5	6.1	1.4	23%
IT/Infrastructure	6.2	5.2	1.0	19%
Bad debt expense	0.4	0.4	—	—%
Other	15.0	14.6	0.4	3%
Total	$134.2	$118.5	$15.7	13%

Depreciation. Depreciation expense increased 9% to $4.4 million for the year ended December 31, 2019 from $4.1 million for the year ended December 31, 2018. Depreciation expense as a percentage of revenues was 0.8% for both of the years ended December 31, 2019 and 2018.

Amortization. Amortization expense decreased 1% to $16.2 million for the year ended December 31, 2019 from $16.4 million for the year ended December 31, 2018. The decrease in amortization expense was due to intangible assets from previous acquisitions becoming fully amortized, partially offset by the addition of intangible assets from the 2019 and 2018 acquisitions. Amortization expense as a percentage of total revenues was 2.9% for the year ended December 31, 2019 and 3.3% for the year ended December 31, 2018.

Acquisition Costs. Acquisition-related costs of $0.9 million were incurred during 2019 compared to $1.9 million during 2018. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was recorded during the year ended December 31, 2019 which represents the net impact of the fair market value adjustments to the Southport Services Group, LLC (“Southport”), Stone Temple Consulting Corporation (“Stone Temple”), Elixiter, Inc. (“Elixiter”) and Sundog revenue and earnings-based contingent consideration liabilities, as well as accretion. An adjustment of $1.8 million was recorded during the year ended December 31, 2018 which represents the net impact of the fair market value adjustments to the Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”) and Southport revenue and earnings-based contingent consideration liabilities, as well as accretion related to the acquisitions of Clarity, Southport, Stone Temple and Elixiter.

Net Interest Expense. Net interest expense increased to $7.4 million for the year ended December 31, 2019 from $3.6 million for the year ended December 31, 2018. The increase in net interest expense was primarily due to non-cash amortization of debt discount and issuance costs related to the Notes issued in September 2018.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate decreased to 22.6% for the year ended December 31, 2019 from 24.1% for the year ended December 31, 2018. The decrease in the effective rate is primarily due to the increase in tax benefits recognized related to share-based compensation deductions compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	December 31,
	2019	2018	2017
Cash and cash equivalents (1)	$70.7	$45.0	$6.3
Working capital (including cash and cash equivalents) (2)	$127.3	$103.0	$67.9
Amounts available under credit facilities	$124.8	$124.8	$69.7

(1)The balance at December 31, 2019 includes $5.5 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless deemed repatriated.  We currently do not plan or foresee a need to repatriate such funds.  The balance also includes $1.1 million in cash held in our Chinese subsidiary.
(2)Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $78.0 million compared to $68.6 million for the year ended December 31, 2018. For the year ended December 31, 2019, the components of operating cash flows were net income of $37.1 million plus net non-cash charges of $45.0 million and investments in net operating assets of $4.2 million. The primary components of operating cash flows for the year ended December 31, 2018 were net income of $24.6 million plus net non-cash charges of $40.8 million and reductions in net operating assets of $3.2 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2019, we used $11.1 million for acquisitions and $9.3 million to purchase property and equipment and to develop software. During the year ended December 31, 2018, we used $26.6 million for acquisitions and$4.7 million to purchase property and equipment and to develop software.

Net Cash (Used in) Provided by Financing Activities

For the year ended December 31, 2019, we used $20.6 million to repurchase shares of our common stock through the stock repurchase program, used $7.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and used $4.3 million to settle the contingent consideration for the purchase of Southport. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. For the year ended December 31, 2018, we received $138.9 million of proceeds from the issuance of the Notes, net of issuance costs, received $12.1 million of proceeds from the sale of the Notes Warrants and paid $20.7 million for the privately negotiated Notes Hedges. We drew down $161.0 million from our line of credit, repaid $216.0 million on our line of credit, used $64.4 million to repurchase shares of our common stock through the stock repurchase program, used $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and used $4.0 million to settle the contingent consideration for the purchase of Clarity. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (4.75% on December 31, 2019) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.76% on December 31, 2019) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2019, the Company had $124.8 million of unused borrowing capacity.

At December 31, 2019, we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2019, the Company’s Board of Directors authorized the repurchase of up to $235.0 million of Company common stock. On October 29, 2019, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $30.0 million of Company common stock for a total repurchase program of $265.0 million and extended the expiration date of the program from December 31, 2019 to June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, we have repurchased approximately $220.0 million (15.4 million shares) of our outstanding common stock through December 31, 2019.

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

Contractual Obligations

For the year ended December 31, 2019, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Leases, and Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

There were no balances outstanding under the Credit Agreement as of December 31, 2019 and 2018.  There were $124.7 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of December 31, 2019 compared to $120.1 million as of December 31, 2018. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2019 and 2018 and will become due and payable no later than the final maturity date of September 15, 2023.

We have incurred commitments to make future payments under contracts such as leases, the Credit Agreement and the Notes, as well as noncancellable purchase obligations, which primarily relate to multi-year third-party software sales. Maturities under these contracts are set forth in the following table as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$31,707	$8,627	$12,804	$8,125	$2,151
Total debt (1)	143,750	—	—	143,750	—
Purchase obligations	8,082	2,857	3,746	1,479	—
Total	$183,539	$11,484	$16,550	$153,354	$2,151

(1)Debt obligations include the principal amount of the Notes, but exclude interest payments to be made under the Notes.

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2019 of $70.7 million, approximately $5.5 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $11.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million. As of December 31, 2019, $1.1 million of the total cash and cash equivalents was held by the Company’s Chinese subsidiary. During the year ended December 31, 2017, the Company determined that the Chinese subsidiary’s earnings were no longer permanently reinvested and may repatriate available earnings from time to time.

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

Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

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

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the contingent consideration is measured, and volatility rates.  Based upon these assumptions, the initial contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as disclosed in Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of December 31, 2019, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, and euro. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2019, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2019, the aggregate fair value of the Notes was approximately $195.4 million.

We had unrestricted cash and cash equivalents totaling $70.7 million at December 31, 2019 and $45.0 million at December 31, 2018. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$70,728	$44,984
Accounts receivable, net	129,118	122,446
Prepaid expenses	4,647	4,663
Other current assets	7,404	5,711
Total current assets	211,897	177,804
Property and equipment, net	12,170	6,677
Operating lease right-of-use assets	27,748	—
Goodwill	335,564	327,992
Intangible assets, net	37,953	48,092
Other non-current assets	15,160	9,979
Total assets	$640,492	$570,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,081	$24,437
Other current liabilities	61,503	50,386
Total current liabilities	84,584	74,823
Long-term debt, net	124,664	120,067
Operating lease liabilities	19,649	—
Other non-current liabilities	30,580	21,970
Total liabilities	$259,477	$216,860

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock (par value $.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2019 and December 31, 2018)	$—	$—
Common stock (par value $.001 per share; 100,000,000 authorized; 49,272,243 shares issued and 31,686,991 shares outstanding as of December 31, 2019; 48,429,299 shares issued and 31,770,888 shares outstanding as of December 31, 2018)	49	48
Additional paid-in capital	455,465	437,250
Accumulated other comprehensive loss	(2,650)	(2,588)
Treasury stock, at cost (17,585,252 shares as of December 31, 2019; 16,658,411 shares as of December 31, 2018)	(261,624)	(233,676)
Retained earnings	189,775	152,650
Total stockholders’ equity	381,015	353,684
Total liabilities and stockholders’ equity	$640,492	$570,544

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Services	$561,918	$494,001	$446,619
Software and hardware	3,609	4,374	38,642
Total revenues	565,527	498,375	485,261

Cost of revenues (exclusive of depreciation and amortization, shown separately below):
Cost of services	354,213	319,831	290,453
Software and hardware costs	—	—	33,295
Total cost of revenues	354,213	319,831	323,748

Selling, general, and administrative	134,187	118,484	108,192
Depreciation	4,447	4,072	4,722
Amortization	16,151	16,356	15,025
Acquisition costs	896	1,872	1,359
Adjustment to fair value of contingent consideration	301	1,816	3,235
Income from operations	55,332	35,944	28,980

Net interest expense	7,418	3,560	1,838
Net other (income) expense	(27)	12	(1)
Income before income taxes	47,941	32,372	27,143
Provision for income taxes	10,816	7,813	8,562

Net income	$37,125	$24,559	$18,581

Basic net income per share	$1.18	$0.76	$0.56
Diluted net income per share	$1.15	$0.73	$0.55
Shares used in computing basic net income per share	31,344	32,415	33,016
Shares used in computing diluted net income per share	32,243	33,502	34,066

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$37,125	$24,559	$18,581
Other comprehensive income (loss): net of reclassification adjustments and income taxes
Foreign benefit plan	(71)	211	88
Foreign currency translation adjustment	9	(977)	833
Comprehensive income	$37,063	$23,793	$19,502

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Common Stock
Beginning of period	$48	$47	$46
Stock compensation related to restricted stock vesting and retirement savings plan contributions	1	1	—
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	—	1
End of period	49	48	47
Additional Paid-in Capital
Beginning of period	437,250	403,906	379,094
Proceeds from the sales of stock through the Employee Stock Purchase Plan	178	167	135
Stock compensation related to restricted stock vesting and retirement savings plan contributions	16,581	15,730	14,096
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	1,456	5,739	10,581
Equity component of convertible notes, net of tax	—	15,547	—
Debt issuance costs of convertible notes allocated to equity, net of tax	—	(523)	—
Purchase of hedges on convertible notes, net of tax	—	(15,376)	—
Proceeds from issuance of warrants on convertible notes	—	12,060	—
End of period	455,465	437,250	403,906
Accumulated Other Comprehensive Loss
Beginning of period	(2,588)	(1,822)	(2,743)
Foreign benefit plan	(71)	211	88
Foreign currency translation adjustment	9	(977)	833
End of period	(2,650)	(2,588)	(1,822)
Treasury Stock
Beginning of period	(233,676)	(163,871)	(126,442)
Purchases of treasury stock and buyback of shares for taxes	(27,948)	(69,502)	(36,797)
Surrender of stock in conjunction with net working capital settlement	—	(303)	(632)
End of period	(261,624)	(233,676)	(163,871)
Retained Earnings
Beginning of period	152,650	128,091	109,510
Net income	37,125	24,559	18,581
End of period	189,775	152,650	128,091
Total Stockholders’ Equity	$381,015	$353,684	$366,351

	Year Ended December 31,
	2019	2018	2017
Common Stock, shares
Beginning of period	31,771	33,250	33,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	6	7	8
Stock compensation related to restricted stock vesting and retirement savings plan contributions	783	785	784
Purchases of treasury stock and buyback of shares for taxes	(927)	(2,523)	(2,058)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	54	266	684
Surrender of stock in conjunction with net working capital settlement	—	(14)	(34)
End of period	31,687	31,771	33,250

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$37,125	$24,559	$18,581
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,447	4,072	4,722
Amortization	16,151	16,356	15,025
Deferred income taxes	2,041	1,378	(4,140)
Non-cash stock compensation and retirement savings plan contributions	17,425	15,731	14,096
Amortization of debt issuance costs and discounts	4,667	1,435	140
Adjustment to fair value of contingent consideration for purchase of business	301	1,816	3,235
Write-off unamortized credit facility fees	—	—	246

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,402)	(245)	(3,003)
Other assets	(7,677)	(2,402)	(1,915)
Accounts payable	(1,356)	1,241	4,780
Other liabilities	8,243	4,639	3,454
Net cash provided by operating activities	77,965	68,580	55,221

INVESTING ACTIVITIES
Purchase of property and equipment	(8,082)	(4,084)	(3,361)
Capitalization of internally developed software costs	(1,174)	(564)	(961)
Purchase of businesses, net of cash acquired	(11,143)	(26,640)	(37,886)
Net cash used in investing activities	(20,399)	(31,288)	(42,208)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	143,750	—
Payment for convertible notes issuance costs	—	(4,832)	—
Purchase of convertible notes hedges	—	(20,686)	—
Proceeds from issuance of convertible notes warrants	—	12,060	—
Proceeds from line of credit	—	161,000	275,000
Payments on line of credit	—	(216,000)	(252,000)
Payments for credit facility financing fees	—	—	(355)
Payment of contingent consideration for purchase of business	(4,281)	(4,038)	(3,258)
Proceeds from the exercise of stock options and sales of stock through the Employee Stock Purchase Plan	178	167	135
Purchases of treasury stock	(20,612)	(64,441)	(32,601)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(7,336)	(5,061)	(4,196)
Net cash (used in) provided by financing activities	(32,051)	1,919	(17,275)
Effect of exchange rate on cash and cash equivalents	229	(534)	456
Change in cash and cash equivalents	25,744	38,677	(3,806)
Cash and cash equivalents at beginning of period	44,984	6,307	10,113
Cash and cash equivalents at end of period	$70,728	$44,984	$6,307

Supplemental disclosures:
Cash paid for income taxes	$7,405	$5,127	$9,074
Cash paid for interest	$3,674	$1,399	$1,551
Non-cash activities:
Stock issued for purchase of businesses (including settlement of contingent consideration)	$1,294	$5,134	$9,429
Stock surrendered by sellers in conjunction with net working capital settlement	$—	$303	$572
Liability incurred for purchase of property, plant and equipment	$1,851	$—	$—

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1. Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is a digital consultancy. The Company helps its clients use digital technologies to make their businesses more responsive to market opportunities and threats; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce technology costs. The Company designs, builds, and delivers digital solutions, often using products developed by third-party software providers, to enable its clients to meet the changing demands of an increasingly global and competitive marketplace, drive positive customer experiences, and grow their business.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10, Income Taxes (“ASC Subtopic 740-10”) , and ASC Section 740-10-25, Income Taxes – Recognition (“ASC Section 740-10-25”).  ASC Subtopic 740-10 prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are subject to tests of recoverability. A valuation allowance is provided for such deferred tax assets to the extent realization is not judged to be more likely than not.  ASC Section 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Section 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  See Note 13, Income Taxes, for additional information regarding the 2017 Tax Act.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment.  Based upon the Company’ s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2019, 2018 or 2017.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to 10 years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.  Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable.  No impairment of intangible assets were recorded for 2019, 2018 or 2017.

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of its acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, a weighted average cost of capital, among others.  The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows.  The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and volatility rates.  Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

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

The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of foreign currency exchange rate risk. Both the gain or loss on derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. All derivatives are carried at fair value in the consolidated balance sheets. See Note 14, Derivatives, for additional information regarding the Company’s derivative financial instruments.

Treasury Stock

The Company uses the cost method to account for repurchases of its own stock.

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. During each of the years ended December 31, 2019, 2018 and 2017, approximately 98% of the Company’s revenues were derived from clients in the United States.  For the years ended December 31, 2019 and 2018, 4% and 1%, respectively, of the Company’s non-current assets were located outside the United States.

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

The impacts of ASC Topic 606 adoption on the Consolidated Statement of Operations for the year ended December 31, 2018 are as follows (in thousands):

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year end December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The Company adopted the standard as of January 1, 2019 using the modified retrospective transition method provided by ASU No. 2018-11. The Company elected the package of practical expedients granted by ASU No. 2016-2 and did not reassess whether existing contracts contained a lease, the classification of existing leases, and unamortized indirect costs as of January 1, 2019. The Company also elected the practical expedient related to the combination of lease and non-lease components and included fixed payments related to common area maintenance expense for the Company’s office leases in the measurement of the Company’s ROU assets and lease liabilities as of January 1, 2019 and December 31, 2019, respectively. There was no impact on net income or net assets as a result of adoption.

The Company had ROU asset balances of $27.7 million and lease liability balances of $28.6 million on the Consolidated Balance Sheet as of December 31, 2019.  There was no material impact on the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2019. Refer to Note 16, Leases, for additional disclosures resulting from the adoption of ASU No. 2016-02 and its amendments.

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

Clients are typically billed monthly for services provided during that month, but can be billed on a more or less frequent basis as determined by the contract. If the time is worked and approved at the end of a fiscal period and the invoice has not yet been sent to the client, the amount is recorded as revenue once the Company verifies all other revenue recognition criteria have been met, and the amount is classified as a receivable as the right to consideration is unconditional at that point. Amounts invoiced in excess of revenues recognized are contract liabilities, which are classified as deferred revenues in the Consolidated Balance Sheet. The term between invoicing and payment due date is not significant. Contracts for professional services provide for a general right, to the client or the Company, to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required). The client is responsible for any time and expenses incurred up to the date of cancellation or termination of the contract. Certain contracts may include volume discounts or holdbacks, which are accounted for as variable consideration, but are not typically significant. The Company estimates variable consideration based on historical experience and forecasted sales and includes the variable consideration in the transaction price.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2019 and 2018 was $7.7 million and $8.1 million, respectively. Substantially all of the December 31, 2018 deferred revenue balance was recognized in revenue during the year ended December 31, 2019.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. Perficient does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2019 was immaterial.

Disaggregation of Revenue

The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Year Ended December 31, 2019
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$384,422	$—	$384,422
Fixed fee percent complete contracts	41,484	—	41,484
Fixed fee contracts	104,056	—	104,056
Reimbursable expenses	15,474	—	15,474
Total professional services fees	545,436	—	545,436
Other services revenue*	13,604	2,878	16,482
Total services	559,040	2,878	561,918
Software and hardware	—	3,609	3,609
Total revenues	$559,040	$6,487	$565,527

	Year Ended December 31, 2018
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$339,708	$—	$339,708
Fixed fee percent complete contracts	38,234	—	38,234
Fixed fee contracts	84,374	—	84,374
Reimbursable expenses	13,348	—	13,348
Total professional services fees	475,664	—	475,664
Other services revenue*	14,814	3,523	18,337
Total services	490,478	3,523	494,001
Software and hardware	—	4,374	4,374
Total revenues	$490,478	$7,897	$498,375

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Year Ended December 31,
	2019	2018
United States	$552,357	$487,849
Canada	3,477	3,481
Other countries	9,693	7,045
Total revenues	$565,527	$498,375

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2019, a substantial portion of the services the Company provided were built on IBM, Adobe, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the

Company has remained relatively diversified, with its largest customer only representing approximately 5% of total revenues for the years ended December 31, 2019, 2018 and 2017.

5. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2019, there were 2.0 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2019 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2018	1,410	$20.95
Awards granted (1)	527	$33.38
Awards vested (2)	(692)	$20.00
Awards forfeited	(148)	$21.84
Restricted stock awards outstanding at December 31, 2019	1,097	$27.14

(1)	The weighted average grant date fair value of shares granted during 2018 and 2017 was $23.62 and $18.68, respectively.

(2)	The total fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $23.3 million, $15.8 million and $12.0 million, respectively.

The Company recognized $17.9 million, $16.4 million and $14.7 million of share-based compensation expense during 2019, 2018 and 2017, respectively, which included $3.2 million, $2.7 million and $2.5 million of expense for retirement savings plan contributions, respectively.  The associated current and future income tax benefit recognized during 2019, 2018 and 2017 was $3.5 million, $3.3 million and $4.6 million, respectively. As of December 31, 2019, there was $23.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Generally restricted stock awards vest over a three-year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. During the year ended December 31, 2019, approximately 6,329 shares were purchased under the ESPP.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2019	2018	2017
Net income	$37,125	$24,559	$18,581
Basic:
Weighted-average shares of common stock outstanding	31,344	32,415	33,016
Shares used in computing basic net income per share	31,344	32,415	33,016

Effect of dilutive securities:
Restricted stock subject to vesting	673	672	488
Shares issuable for acquisition consideration (1)	226	415	562
Shares used in computing diluted net income per share	32,243	33,502	34,066

Basic net income per share	$1.18	$0.76	$0.56
Diluted net income per share	$1.15	$0.73	$0.55

(1)
For the year ended December 31, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”), as part of the consideration. For the year ended December 31, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with RAS; (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); (v) the Asset Purchase Agreement with Southport; (vi) the Asset Purchase Agreement with Stone Temple; and (vii) the Agreement and Plan of Merger with Elixiter, as part of the consideration. For the year ended December 31, 2017, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with The Pup Group, Inc. d/b/a Enlighten (“Enlighten”); (iv) the Asset Purchase Agreement with RAS; and (v) the Asset Purchase Agreement with Clarity, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Restricted stock subject to vesting	26	31	88
Convertible senior notes	3,823	3,823	—
Warrants related to the issuance of convertible senior notes	3,823	3,823	—
Total anti-dilutive securities	7,672	7,677	88

See Note 12, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

Prior to 2019, the Company’s Board of Directors authorized the repurchase of up to $235.0 million of Company common stock. On October 29, 2019, the Board of Directors authorized the expansion of the stock repurchase program by authorizing the repurchase of up to an additional $30.0 million of Company common stock for a total repurchase program of $265.0 million and extended the expiration date of the program from December 31, 2019 to June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of its outstanding common stock through December 31, 2019.

7. Balance Sheet Components

	December 31,
	2019	2018
	(In thousands)
Accounts receivable:
Billed accounts receivable, net	$87,021	$87,347
Unbilled revenues, net	42,097	35,099
Total	$129,118	$122,446

Property and Equipment:
Computer hardware (useful life of 3 years)	$12,995	$14,160
Furniture and fixtures (useful life of 5 years)	3,883	4,653
Leasehold improvements (useful life of 5 years)	5,674	3,396
Software (useful life of 1 to 7 years)	5,272	5,042
Less: Accumulated depreciation	(15,654)	(20,574)
Total	$12,170	$6,677

Other current liabilities:
Accrued variable compensation	$27,030	$22,258
Deferred revenues	7,733	8,111
Estimated fair value of contingent consideration liability (Note 9)	4,196	7,156
Current operating lease liabilities	8,992	—
Payroll related costs	3,716	3,064
Professional fees	1,758	1,782
Accrued medical claims expense	1,905	1,431
Accrued subcontractor fees	332	563
Other current liabilities	5,841	6,021
Total	$61,503	$50,386

Other non-current liabilities:
Deferred income taxes	$11,108	$9,253
Other non-current liabilities	8,680	5,032
Non-current software accrual	5,226	3,407
Deferred compensation liability	5,566	4,278
Total	$30,580	$21,970

8. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$810	$1,272	$1,277
Charges to expense	428	393	919
Uncollected balances written off, net of recoveries	(774)	(855)	(924)
Balance, end of year	$464	$810	$1,272

9. Business Combinations

2019 Acquisitions

Acquisition of Sundog

On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Sundog expands the Company’s strategic marketing and technical delivery services.

The Company’s total allocable purchase price consideration was $14.1 million, comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million for a net working capital adjustment due to the seller. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $3.6 million. As of December 31, 2019, the Company’s best estimate of the fair value of the contingent consideration was $2.8 million. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.9 million during the year ended December 31, 2019. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

The following table presents details of the intangible assets acquired during the year ended December 31, 2019 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	7 years	7 years	$3.9
Customer backlog	9 months	9 months	0.4
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.3
Total acquired intangible assets			$4.8

2018 Acquisitions

Acquisition of Southport

On April 2, 2018, the Company acquired substantially all of the assets of Southport, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $18.6 million. The purchase price was comprised of $11.3 million in cash paid and $2.7 million in Company common stock issued at closing, increased by $0.3 million as a result of the net working capital adjustment paid to Southport in the first quarter of 2019. The purchase price also included $4.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration with a maximum cash payout of $6.6 million. Southport achieved a portion of the maximum cash payout pursuant to the Purchase Agreement, and as a result, the Company paid $5.2 million in contingent consideration in the third quarter of 2019. The amount of goodwill deductible for tax purposes is $12.3 million.

Acquisition of Stone Temple

On July 16, 2018, the Company acquired substantially all of the assets of Stone Temple, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $12.3 million. The purchase price was comprised of $9.9 million in cash paid and $1.1 million in Company common stock issued at closing, increased by $0.1 million as a result of the net working capital adjustment paid to Stone Temple in the third quarter of 2019. The purchase price also included $1.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which was not realized by Stone Temple. As a result, the Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $1.3 million during the year ended December 31, 2019. The amount of goodwill deductible for tax purposes is $5.4 million.

Acquisition of Elixiter

On October 29, 2018, the Company acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger. The Company’s total allocable purchase price consideration was $8.1 million. The purchase price was comprised of $5.4 million in cash paid (net of cash acquired) and $1.4 million in Company common stock issued at closing, increased by $0.4 million as a result of the net working capital adjustment paid to the sellers in the third quarter of 2019. The purchase price also included $0.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, with a maximum cash payout of $1.8 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.4 million during the year ended December 31, 2019. Elixiter achieved a portion of the maximum cash payout pursuant to the Agreement and Plan of Merger, and as a result, the Company has accrued $1.3 million of contingent consideration as of December 31, 2019. The goodwill is non-deductible for tax purposes.

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

The results of the 2018 and 2019 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

The aggregate amounts of revenue and net income of the Sundog acquisition included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2019 are as follows (in thousands):

Acquisition Date to December 31, 2019
Revenues	$7,997
Net income	$780

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with the 2019 and 2018 acquisitions for the years ended December 31, 2019 and 2018 , after giving effect to certain pro-forma adjustments and assuming the 2019 acquisitions were acquired as of the beginning of 2018 and assuming the 2018 acquisitions were acquired as of the beginning of 2017.

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

	Year Ended December 31,
	2019	2018
Revenues	$571,025	$526,664
Net income	$38,712	$25,383
Basic net income per share	$1.23	$0.78
Diluted net income per share	$1.20	$0.75
Shares used in computing basic net income per share	31,497	32,608
Shares used in computing diluted net income per share	32,264	33,674

10. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$327,992	$305,238
Purchase price allocations for acquisitions (Note 9)	7,654	23,120
Effect of foreign currency translation adjustments	(82)	(366)
Balance, end of year	$335,564	$327,992

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$82,431	$(49,716)	$32,715	$82,478	$(40,946)	$41,532
Non-compete agreements	1,264	(601)	663	1,536	(735)	801
Customer backlog	1,102	(987)	115	1,535	(736)	799
Trade name	60	(37)	23	140	(76)	64
Developed software	10,984	(6,547)	4,437	10,929	(6,033)	4,896
Total	$95,841	$(57,888)	$37,953	$96,618	$(48,526)	$48,092

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	9 months - 1.5 years
Trade name	1 year
Developed software	1 - 7 years

Total amortization expense for the years ended December 31, 2019, 2018 and 2017 was $16.2 million, $16.4 million and $15.0 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2020	$12,642
2021	$10,226
2022	$8,704
2023	$4,248
2024	$1,359
Thereafter	$774

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service.  For 2019, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant.  The Company recognized $6.7 million, $5.6 million and $4.9 million of expense for the matching cash and Company stock contribution in 2019, 2018 and 2017, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2019 and 2018, the deferred compensation liability balance was $5.7 million and $4.5 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies. As of December 31, 2019 and 2018, the COLI asset balance was $5.6 million and $4.3 million, respectively.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2019 and 2018, the defined benefit plan liability, which is unfunded, was immaterial.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2019, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (4.75% on December 31, 2019) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (1.76% on December 31, 2019) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2019, the Company had $124.8 million of unused borrowing capacity.

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

At December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year. The Notes mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 26.5957 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the Notes Hedges and Notes Warrants, the conversion rate is effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the Notes (the “Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the Notes in cash upon conversion.

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

As of December 31, 2019, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes.

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

The liability and equity components of the Notes consisted of the following (in thousands):

	December 31,
	2019	2018
Liability component:
Principal	$143,750	$143,750
Less: Unamortized debt discount	(16,033)	(19,806)
Unamortized debt issuance costs	(3,053)	(3,877)
Net carrying amount	$124,664	$120,067

Equity component:
Debt discount for conversion option, net of taxes	$15,547	$15,547
Less: Issuance costs, net of taxes	(523)	(523)
Net carrying amount	$15,024	$15,024

Interest expense for the years ended December 31, 2019 and 2018 related to the Notes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Coupon interest	$3,414	$1,043
Amortization of debt discount	3,773	1,111
Amortization of debt issuance costs	824	252
Total interest expense recognized	$8,011	$2,406

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

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through December 31, 2019 is $15.6 million.

As of December 31, 2019, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $1.1 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$5,000	$4,030	$9,095
State	2,724	1,222	1,262
Foreign	1,051	1,183	2,345
Total current	8,775	6,435	12,702

Deferred:
Federal	1,570	835	(3,726)
State	467	250	(684)
Foreign	4	293	270
Total deferred	2,041	1,378	(4,140)
Total provision for income taxes	$10,816	$7,813	$8,562

The components of pretax income for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$43,330	$27,613	$21,285
Foreign	4,611	4,759	5,858
Total	$47,941	$32,372	$27,143

For the years ended December 31, 2019, 2018 and 2017 foreign operations included India, China, Canada and the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities	$1,545	$1,617
Operating lease liabilities	5,060	—
Allowance for doubtful accounts	119	208
Net operating losses	287	375
Deferred compensation liability	2,324	2,443
Intangible assets	7,946	5,769
Total deferred tax assets	17,281	10,412
Deferred tax liabilities:
Prepaid expenses	1,044	933
Accounting method change	20	711
Operating lease right-of-use assets	4,798	—
Goodwill and intangible assets	20,999	17,170
Property and equipment	1,528	851
Total deferred tax liabilities	28,389	19,665
Net deferred tax liability	$11,108	$9,253

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	4.3	4.5	3.3
Effect of foreign operations	0.2	1.5	1.9
Foreign toll charge - U.S. tax reform	—	—	4.1
Stock compensation	(1.0)	2.0	1.9
Non-deductible acquisition costs	0.2	0.2	—
Research and development tax credit	(1.8)	(5.0)	(1.0)
U.S. domestic production deduction	(0.1)	(0.1)	(1.6)
Adjustment to deferred tax rate - U.S. tax reform	—	—	(12.3)
Other	(0.2)	—	0.2
Effective tax rate	22.6%	24.1%	31.5%

The effective income tax rate decreased to 22.6% for the year ended December 31, 2019 from 24.1% for the year ended December 31, 2018 primarily due to the increase in tax benefits recognized related to share-based compensation deductions compared to the prior year. The effective rate for the year ended December 31, 2017 included the effects of certain foreign withholding taxes, a foreign toll charge on historic foreign earnings, and a revaluation of ending deferred income taxes caused by passage of the 2017 Tax Act.

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

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to applicable non-U.S. withholding taxes. As of December 31, 2019, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $11.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million.

Under the provisions of the ASC Section 740-10-25, the Company had an unrecognized tax benefit of $4.7 million (excluding $0.6 million of interest) and $3.2 million (excluding $0.3 million of interest) as of December 31, 2019 and 2018, respectively. If the Company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the Company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$3,165	$2,680
Additions based on tax positions related to current year	753	554
Additions based on tax positions related to prior years	747	—
Reductions for tax positions of prior years	—	(69)
Balance at end of year	$4,665	$3,165

U.S. Tax Reform

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the years ended December 31, 2019 and 2018.  Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2019	2018
Derivatives not designated as hedges
Foreign exchange contracts	$2,523	$3,195
Total derivatives not designated as hedges	$2,523	$3,195

Derivatives may give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which the Company does business.

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2019, $64.2 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $3.0 million related to fixed time deposits. As of December 31, 2018, $37.7 million of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. Refer to Note 11, Employee Benefit Plans, for the fair value of the COLI asset as of December 31, 2019 and 2018.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2019 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2019 and 2018.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of December 31, 2019 and 2018 was $195.4 million and $128.3 million, respectively, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

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

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842 for the year ended December 31, 2019.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Other current liabilities	$8,992
Operating lease liabilities	19,649
Total	$28,641

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

December 31, 2019
2020	$8,627
2021	7,375
2022	5,429
2023	4,646
2024	3,479
Thereafter	2,151
Total future lease payments	31,707
Less implied interest	(3,066)
Total	$28,641

Operating lease expense for the year ended December 31, 2019 was $9.9 million, of which $1.3 million related to variable lease payments. Short term lease payments were immaterial for the year ended December 31, 2019. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the year ended December 31, 2019 were $8.3 million. ROU assets obtained in exchange for lease liabilities during the year ended December 31, 2019 were $12.7 million. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2019 was 4 years and the weighted average incremental borrowing rate was 4.6% as of December 31, 2019.

The following discussion relates to the Company’s lease accounting policy under ASC Topic 840 for the year ended December 31, 2018.

Future minimum commitments under these lease agreements as of December 31, 2018 were as follows (in thousands):

December 31, 2018
2019	$7,375
2020	6,777
2021	5,071
2022	3,288
2023	2,189
Thereafter	1,420
Total minimum lease payments	$26,120

Rent expense for the years ended December 31, 2018 and 2017 was $8.3 million and $7.9 million, respectively.

17. Commitments and Contingencies

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

During 2019, the Company entered into agreements to purchase internal use software licenses payable over multiple years. As a result, the Company has recorded $1.7 million in “Current liabilities” and $1.9 million in “Non-current liabilities” in the Consolidated Balance Sheet as of December 31, 2019.

18. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2019 and 2018. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited)
Total revenues	$133,815	$141,869	$144,684	$145,159
Total cost of revenues	86,071	89,515	89,235	89,392
Income from operations	10,530	13,381	15,808	15,613
Income before income taxes	8,772	11,527	13,903	13,739
Net income	7,026	8,528	9,779	11,792
Basic net income per share	0.22	0.27	0.31	0.38
Diluted net income per share	0.22	0.27	0.30	0.36

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Unaudited)
Total revenues	$120,942	$121,798	$123,933	$131,702
Total cost of revenues	79,227	79,595	79,183	81,826
Income from operations	6,791	8,491	9,261	11,401
Income before income taxes	6,419	7,926	8,436	9,591
Net income	4,928	5,849	6,305	7,477
Basic net income per share	0.15	0.18	0.19	0.24
Diluted net income per share	0.15	0.17	0.19	0.23

19. Subsequent Event

Acquisition of MedTouch LLC

On January 6, 2020, the Company acquired substantially all of the assets of of MedTouch LLC, a Massachusetts limited liability company (“MedTouch”), pursuant to the terms of an Asset Purchase Agreement.  The Asset Purchase Agreement provided for approximately $13.9 million of cash to be paid at closing, subject to a net working capital adjustment, approximately 55,514 shares of Company common stock to be issued at closing and a maximum potential payout for additional revenue and earnings-based contingent consideration of $10.2 million, which may be realized by the seller 12 months after the closing date of the acquisition. The acquisition of MedTouch expands the Company’s healthcare consulting and digital marketing capabilities.

Goodwill and intangible assets are expected to be recorded on the Consolidated Balance Sheet from the acquisition of MedTouch. As of February 25, 2020, the initial accounting for the business combination has not been completed, including the measurement of certain intangible assets and goodwill. Acquisition costs related to the purchase of MedTouch for the year ended December 31, 2019 were immaterial.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perficient, Inc. and subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired substantially all of the assets of Sundog Interactive, Inc. (the Acquired Business) in May 2019, and management excluded the Acquired Business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Acquired Business represented 3% and 1% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.
Adoption of New Accounting Pronouncements
As discussed in Notes 2 and 16 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases, and as discussed in Notes 2 and 3 to the consolidated financial statements, on January 1, 2018, the Company changed its method of accounting for revenues due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of fixed fee percent complete project revenue recognition
As discussed in Notes 2 and 3 to the consolidated financial statements, revenue recognized from fixed fee percent complete projects was $41.5 million for the year-ended December 31, 2019. Revenue is recognized for these projects over time using an input method based on the ratio of hours expended to total estimated hours.
We identified the evaluation of fixed fee percent complete project revenue recognition as a critical audit matter. Evaluating the Company’s estimate of hours to complete each project requires subjective auditor judgment as changes in the total estimated hours by project could have an impact on revenue recognized.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine fixed fee percent complete revenue recognition, including total estimated hours by project. We evaluated the Company’s estimate of total project hours for a sample of contracts by:

•	Comparing the Company’s prior period total estimated hours by project to revised forecasts or the final amount of total hours by project to assess the Company’s ability to accurately estimate hours;

•	Interviewing operational personnel of the Company to evaluate progress to date and factors impacting the estimated hours to complete the project; and

•	Inspecting correspondence between the Company and the customer to assess project progress.
Evaluation of the fair value of the customer relationship intangible asset and contingent consideration liability related to the Acquired Business
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company makes certain assumptions and judgments in determining fair value measurements for business acquisitions. During the year ended December 31, 2019, the Company consummated one business acquisition. This acquisition resulted in the recognition of a customer relationship intangible asset of $3.9 million and a contingent consideration liability of $1.9 million.
We identified the evaluation of the fair value of the customer relationship intangible asset and contingent consideration liability related to the Acquired Business as a critical audit matter. Evaluating the fair value involved a high degree of subjective auditor judgment related to use of certain assumptions in the specific valuation models. The key assumptions used within the valuation models included forecasts of projected revenues, customer attrition rate, and volatility rates. In addition, changes in these assumptions could have a significant impact on the fair value of the customer relationship intangible asset or contingent consideration liability.
The primary procedures we performed to address this critical audit matter included the following. We tested certain controls over the Company’s process for determining the fair value of the customer relationship intangible asset and contingent consideration liability related to the Acquired Business, specifically related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rate assumptions used by the Company by comparing the assumptions to the acquiree’s historical performance and to the growth rates of peer companies. We also compared the forecasts of projected revenues assumption to industry data. We also involved a valuation professional with specialized skills and knowledge who assisted in evaluating:

•	Certain forecasts of projected revenues used by the Company to value the customer relationship intangible asset as compared to industry and macro-economic trend data; and

•
Volatility rates used to value the contingent consideration liability by independently developing these rates based on publicly available market data and comparing the results to the rates used by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
February 25, 2020

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company acquired substantially all of the assets of Sundog in May 2019 (the “Acquired Business”).  Management excluded the Acquired Business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Acquired Business represented 3% and 1% of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2019.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2019 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2019, which is included herein.

Changes in Internal Control Over Financial Reporting

As part of the adoption of ASC Topic 842, the Company implemented changes to our control activities related to lease accounting to ensure adequate evaluation of our contracts and proper assessment of the impact of the new accounting standard.  There were no significant changes in the Company’s internal control over financial reporting due to the adoption of the new standard, and no other changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	55	Chairman of the Board, President and Chief Executive Officer
Thomas J. Hogan	43	Chief Operating Officer
Paul E. Martin	59	Chief Financial Officer, Treasurer and Secretary

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

Thomas J. Hogan was appointed as the Company’s Chief Operating Officer in 2018.  Mr. Hogan joined the Company in January 2008 and has served the Company in several capacities, including Vice President of Field Operations, General Manager, Director of Business Development, and Engagement Director. Prior to joining the Company, Mr. Hogan served in business development and leadership positions with Creative Metrics, PreVisor, and TEKsystems. Mr. Hogan received his M.B.A from the Kellogg School of Management at Northwestern University and a B.A. degree from Saint Mary’s University of Minnesota.

Paul E. Martin joined the Company in 2006 as Chief Financial Officer, Treasurer and Secretary. From 2004 until 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From 2002 through 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter’s Vice President and Corporate Controller from 2000 to 2002. From 1995 to 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree with honors in accounting from the University of Missouri - St. Louis. Mr. Martin is also a member of the board of the St. Louis chapter of Autism Speaks.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Composition and Meetings of the Board of Directors and Committees.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

4.4	Description of Securities
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

10.18†*	Form of Restricted Stock Award Agreement (Non-Employee Director Award)
10.19†*	Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant)
10.20†*	Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant)
21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (vi) the Notes to Consolidated Financial Statements

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

PERFICIENT, INC.

		By:	/s/ Paul E. Martin
Date:	February 25, 2020		Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board, President and Chief Executive Officer	February 25, 2020
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 25, 2020
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	February 25, 2020
Ralph C. Derrickson

/s/ James R. Kackley	Director	February 25, 2020
James R. Kackley

/s/ David S. Lundeen	Director	February 25, 2020
David S. Lundeen

/s/ Brian L. Matthews	Director	February 25, 2020
Brian L. Matthews

/s/ Gary M. Wimberly	Director	February 25, 2020
Gary M. Wimberly