Form 10-Q
period 2020-03-31
PERFICIENT INC
filed 2020-05-07
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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

As of April 30, 2020 there were 33,082,455 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on this Form 10-Q (“Form 10-Q”) are not purely historical statements and discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following, many of which are, or may be, amplified by the novel coronavirus (COVID-19) pandemic:

(1)the impact of the general economy and economic and political uncertainty on our business;
(2)the impact of the COVID-19 pandemic on our business;
(3)risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
(4)risks associated with the operation of our business generally, including:
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
(5)risks associated with managing growth organically and through acquisitions;
(6)risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of our debt and the associated convertible note hedge transactions;
(7)legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and
(8)the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

1

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,301	$70,728
Accounts receivable, net	126,728	129,118
Prepaid expenses	6,493	4,647
Other current assets	6,600	7,404
Total current assets	169,122	211,897
Property and equipment, net	12,300	12,170
Operating lease right-of-use assets	30,562	27,748
Goodwill	361,537	335,564
Intangible assets, net	49,666	37,953
Other non-current assets	14,471	15,160
Total assets	$637,658	$640,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,498	$23,081
Other current liabilities	49,864	61,503
Total current liabilities	65,362	84,584
Long-term debt, net	125,847	124,664
Operating lease liabilities	21,855	19,649
Other non-current liabilities	31,070	30,580
Total liabilities	$244,134	$259,477
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 49,759,929 shares issued and 32,061,167 shares outstanding as of March 31, 2020; 49,272,243 shares issued and 31,686,991 shares outstanding as of December 31, 2019)	50	49
Additional paid-in capital	465,123	455,465
Accumulated other comprehensive loss	(3,624)	(2,650)
Treasury stock, at cost (17,698,762 shares as of March 31, 2020; 17,585,252 shares as of December 31, 2019)	(266,459)	(261,624)
Retained earnings	198,434	189,775
Total stockholders’ equity	393,524	381,015
Total liabilities and stockholders’ equity	$637,658	$640,492

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended March 31,
	2020	2019
Revenues
Services	$145,402	$132,866
Software and hardware	160	949
Total revenues	145,562	133,815

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	93,217	86,071
Total cost of revenues	93,217	86,071

Selling, general and administrative	33,221	32,523
Depreciation	1,288	1,016
Amortization	3,922	4,137
Acquisition costs	1,813	(38)
Adjustment to fair value of contingent consideration	(335)	(424)
Income from operations	12,436	10,530

Net interest expense	1,926	1,793
Net other expense (income)	7	(35)
Income before income taxes	10,503	8,772
Provision for income taxes	1,529	1,746

Net income	$8,974	$7,026

Basic net income per share	$0.28	$0.22
Diluted net income per share	$0.27	$0.22
Shares used in computing basic net income per share	31,637	31,376
Shares used in computing diluted net income per share	32,876	32,214

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$8,974	$7,026
Other comprehensive (loss) income:
Foreign currency translation adjustment	(974)	171
Comprehensive income	$8,000	$7,197

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended March 31,
	2020	2019
Common Stock
Beginning of period	$49	$48
Stock compensation related to restricted stock vesting and retirement savings plan contributions	1	1
End of period	50	49
Additional Paid-in Capital
Beginning of period	455,465	437,250
Proceeds from the sales of stock through the Employee Stock Purchase Plan	40	44
Stock compensation related to restricted stock vesting and retirement savings plan contributions	4,726	4,247
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	4,892	—
End of period	465,123	441,541
Accumulated Other Comprehensive Loss
Beginning of period	(2,650)	(2,588)
Foreign currency translation adjustment	(974)	171
End of period	(3,624)	(2,417)
Treasury Stock
Beginning of period	(261,624)	(233,676)
Purchases of treasury stock and buyback of shares for taxes	(4,835)	(15,360)
End of period	(266,459)	(249,036)
Retained Earnings
Beginning of period	189,775	152,650
Cumulative effect of accounting changes (See Note 3)	(315)	—
Net income	8,974	7,026
End of period	198,434	159,676
Total Shareholders’ Equity	$393,524	$349,813

Common Stock, shares
Beginning of period	31,687	31,771
Sales of stock through the Employee Stock Purchase Plan	1	2
Stock compensation related to restricted stock vesting and retirement savings plan contributions	320	380
Purchases of treasury stock and buyback of shares for taxes	(114)	(554)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	167	—
End of period	32,061	31,599

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$8,974	$7,026
Adjustments to reconcile net income to net cash used in operations:
Depreciation	1,288	1,016
Amortization	3,922	4,137
Deferred income taxes	1,608	1,994
Non-cash stock compensation and retirement savings plan contributions	4,607	4,248
Amortization of debt discount and issuance costs	1,201	1,147
Adjustment to fair value of contingent consideration for purchase of business	(335)	(424)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,656	7,293
Other assets	479	(5,458)
Accounts payable	(7,583)	(11,776)
Other liabilities	(26,201)	(9,548)
Net cash used in operating activities	(4,384)	(345)

Investing Activities
Purchase of property and equipment	(1,513)	(1,312)
Capitalization of internally developed software costs	(497)	(135)
Purchase of businesses	(29,785)	(352)
Net cash used in investing activities	(31,795)	(1,799)

Financing Activities
Proceeds from the sale of stock through the Employee Stock Purchase Plan	40	44
Purchases of treasury stock	—	(11,435)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,835)	(3,925)
Net cash used in financing activities	(4,795)	(15,316)
Effect of exchange rate on cash and cash equivalents	(453)	210
Change in cash and cash equivalents	(41,427)	(17,250)
Cash and cash equivalents at beginning of period	70,728	44,984
Cash and cash equivalents at end of period	$29,301	$27,734

Supplemental Disclosures:
Cash paid for income taxes	$397	$436
Cash paid for interest	$1,759	$1,797

Non-Cash Investing Activity:
Stock issued for purchase of business	$4,239	$—
Liability incurred for purchase of property, plant and equipment	$307	$—

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Through March 31, 2020, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1A – Risk Factors” in this Form 10-Q.

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

Except for the accounting policies related to the allowance for credit losses that were updated as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments issued by the Financial Accounting Standards Board (the “FASB”), there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 8, Allowance for Credit Losses, for updated policies related to the allowance for credit losses.

3.  Recent Accounting Pronouncements

        In June 2016, the FASB issued ASU No. 2016-13, which amended the guidance of FASB Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

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

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2020 and December 31, 2019 was $8.5 million and $7.7 million, respectively. During the three months ended March 31, 2020, deferred revenue balances of $4.0 million were assumed in the Company's acquisitions and $4.8 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2020 was immaterial.

Disaggregation of Revenue

        The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended March 31,
	2020			2019
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$99,991	$—	$99,991	$88,378	$—	$88,378
Fixed fee percent complete contracts	11,621	—	11,621	12,458	—	12,458
Fixed fee contracts	25,028	—	25,028	24,180	—	24,180
Reimbursable expenses	4,394	—	4,394	3,914	—	3,914
Total professional services fees	141,034	—	141,034	128,930	—	128,930
Other services revenue*	3,630	738	4,368	3,345	591	3,936
Total services	144,664	738	145,402	132,275	591	132,866
Software and hardware	—	160	160	—	949	949
Total revenues	$144,664	$898	$145,562	$132,275	$1,540	$133,815

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$142,570	$130,446
Canada	1,079	581
Other countries	1,913	2,788
Total revenues	$145,562	$133,815

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals.  The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2020, there were 1.6 million shares of common stock available for issuance under the Incentive Plan.

        Stock-based compensation cost recognized for the three months ended March 31, 2020 was $4.6 million, which included $0.8 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million for the three months ended March 31, 2020. Stock-based compensation cost recognized for the three months ended March 31, 2019 was $4.5 million, which included $0.7 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.9 million for the three months ended March 31, 2019. As of March 31, 2020, there was $28.6 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

        Restricted stock activity for the three months ended March 31, 2020 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2019	1,097	$27.14
Awards granted	179	44.06
Awards vested	(291)	22.96
Awards forfeited	(12)	32.56
Restricted stock awards outstanding at March 31, 2020	973	$31.24

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2020	2019
Net income	$8,974	$7,026
Basic:
Weighted-average shares of common stock outstanding	31,637	31,376
Shares used in computing basic net income per share	31,637	31,376
Effect of dilutive securities:
Restricted stock subject to vesting	529	542
Shares issuable for acquisition consideration (1)	181	296
Shares issuable for conversion of convertible senior notes	529	—
Shares used in computing diluted net income per share	32,876	32,214

Basic net income per share	$0.28	$0.22
Diluted net income per share	$0.27	$0.22

(1)For the three months ended March 31, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC ("RAS"); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, "Zeon"); (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation ("Stone Temple"); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. ("Sundog"); (v) the Asset Purchase Agreement with MedTouch LLC ("MedTouch"); and (vi) the Asset Purchase Agreement with Catalyst Networks, Inc. ("Brainjocks"), as part of the consideration.  For the three months ended March 31, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with RAS; (iii) the Asset Purchase Agreement with Southport Services Group, LLC ("Southport"); (iv) the Asset Purchase Agreement with Stone Temple; and (v) the Agreement and Plan of Merger with Elixiter, Inc. ("Elixiter"), as part of the consideration.

        The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock subject to vesting	69	105
Convertible senior notes	—	3,823
Warrants related to the issuance of convertible senior notes	3,823	3,823
Total anti-dilutive securities	3,892	7,751

        See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors has authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through March 31, 2020.

7. Balance Sheet Components

	March 31, 2020 (unaudited)	December 31, 2019
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$77,313	$87,021
Unbilled revenues, net	49,415	42,097
Total	$126,728	$129,118

Property and equipment:
Computer hardware (useful life of 3 years)	$13,667	$12,995
Software (useful life of 1 to 7 years)	5,275	5,272
Furniture and fixtures (useful life of 5 years)	4,098	3,883
Leasehold improvements (useful life of 5 years)	5,952	5,674
Less: Accumulated depreciation	(16,692)	(15,654)
Total	$12,300	$12,170

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$10,228	$4,196
Current operating lease liabilities	9,538	8,992
Accrued variable compensation	8,377	27,030
Deferred revenues	8,521	7,733
Other current liabilities	6,462	5,841
Payroll related costs	3,031	3,716
Professional fees	1,815	1,758
Accrued medical claims expense	1,568	1,905
Accrued subcontractor fees	324	332
Total	$49,864	$61,503

Other non-current liabilities:
Deferred income taxes	$12,434	$11,108
Deferred compensation liability	4,943	5,566
Non-current software accrual	4,949	5,226
Other non-current liabilities	8,744	8,680
Total	$31,070	$30,580

(1)As of March 31, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that was realized by Elixiter and may be realized by Sundog, MedTouch, and Brainjocks, 12 months after the respective acquisitions. As of December 31, 2019, represents the fair value estimate of revenue and earnings-based contingent consideration that was realized by Elixiter and may be realized by Sundog 12 months after the respective acquisitions.

8. Allowance for Credit Losses

The Company adopted ASU No. 2016-13 on January 1, 2020. See Note 3, Recent Accounting Pronouncements, for a discussion of the ASU and the impact of adoption. As a result of the adoption, the Company amended its accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A higher allowance for credit losses was recorded during the three months ended March 31, 2020 due to the likely adverse impact the COVID-19 pandemic has had and will have on factors that affect our estimate of future credit losses.

Activity in the allowance for credit losses is summarized as follows (in thousands):

Three Months Ended March 31, 2020
Balance at December 31, 2019	$464
Impact of ASU No. 2016-13 adoption	423
Opening balance at January 1, 2020	887
Charges to expense	830
Uncollected balances written off, net of recoveries	(94)
Balance at March 31, 2020	$1,623
9. Business Combinations

2020 Acquisitions

Acquisition of MedTouch

        On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The acquisition of MedTouch expands the Company’s digital healthcare marketing services.

        The Company has initially estimated the total allocable purchase price consideration to be $21.3 million. The purchase price was comprised of $13.9 million in cash paid and $1.9 million in Company common stock issued at closing, increased by $1.4 million for an estimated net working capital adjustment due to the seller. The purchase price also included $4.1 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $10.2 million. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

        The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.6
Identified intangible assets	6.7
Liabilities assumed	(6.0)
Goodwill	16.0
Total purchase price	$21.3

        The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $12.7 million.

Acquisition of Brainjocks

        On March, 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services.

        The Company has initially estimated the total allocable purchase price consideration to be $20.7 million. The purchase price was comprised of $15.4 million in cash paid and $2.3 million in Company common stock issued at closing, increased by $0.8 million for an estimated net working capital adjustment due to the seller. The purchase price also included $2.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $4.8 million. The Company incurred approximately $1.0 million in transaction costs, which were expensed when incurred. On May 4, 2020 pursuant to a separate Asset Purchase Agreement, the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company now has facilities located in Novi Sad, Serbia.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$6.8
Identified intangible assets	8.5
Liabilities assumed	(4.8)
Goodwill	10.2
Total purchase price	$20.7

        The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $8.6 million.

        The above purchase price accounting estimates are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

        The following table presents details of the intangible assets acquired during the three months ended March 31, 2020 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	7 years	7 years	$13.2
Customer backlog	1 year	1 year	1.1
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Developed software	3 years	3 years	0.7
Total acquired intangible assets			$15.2

2019 Acquisition

Acquisition of Sundog

        On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $14.1 million. The purchase price was comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million as a result of the net working capital adjustment paid to the seller in the first quarter of 2020. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $3.6 million. As of March 31, 2020, the Company’s best estimate of the fair value of the contingent consideration was $2.5 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.4 million during the three months ended March 31, 2020.

        The results of the 2019 and 2020 acquisitions have been included in the Company's interim unaudited condensed consolidated financial statements since the respective acquisition dates.

        The aggregate amounts of revenue and net income of the MedTouch and Brainjocks acquisitions in the Unaudited Condensed Consolidated Statements of Operations from the respective acquisition dates to March 31, 2020 are as follows (in thousands):

Acquisition Date to March 31, 2020
Revenues	$4,380
Net income	$42

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with the 2019 and 2020 acquisitions for the three months ended March 31, 2020 and 2019, after giving effect to certain pro-forma adjustments and assuming the 2020 acquisitions were acquired as of the beginning of 2019 and the 2019 acquisitions were acquired as of the beginning of 2018.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2019 or January 1, 2018 or of future results of operations of the consolidated entities (in thousands except per share data):

	Three Months Ended March 31,
	2020	2019
Revenues	$148,172	$143,388
Net income	$9,605	$5,478
Basic net income per share	$0.30	$0.17
Diluted net income per share	$0.29	$0.17
Shares used in computing basic net income per share	31,800	31,468
Shares used in computing diluted net income per share	32,981	32,434

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of March 31, 2020.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired as of March 31, 2020.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in thousands):

Balance at December 31, 2019	$335,564
Purchase price allocation for acquisitions	26,203
Effect of foreign currency translation adjustments	(230)
Balance at March 31, 2020	$361,537

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$79,702	$(36,885)	$42,817	$82,431	$(49,716)	$32,715
Non-compete agreements	1,357	(668)	689	1,264	(601)	663
Customer backlog	1,105	(144)	961	1,102	(987)	115
Trade name	170	(67)	103	60	(37)	23
Developed software	12,144	(7,048)	5,096	10,984	(6,547)	4,437
Total	$94,478	$(44,812)	$49,666	$95,841	$(57,888)	$37,953

        The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2020 remaining	$12,154
2021	$12,876
2022	$11,331
2023	$6,701
2024	$3,758
Thereafter	$2,846

11. Long-term Debt

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2020, the Company had one outstanding letter of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on March 31, 2020) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (0.99% on March 31, 2020) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit.  The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2020, the Company had $124.8 million of unused borrowing capacity.

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

At March 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

        A Note may be converted at the holder’s option prior to the close of business on the business day immediately preceding September 15, 2023, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2018, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the Indenture; and
•at any time from, and including, March 15, 2023 until the close of business on the second scheduled trading day immediately before the maturity date.

        The Company may not redeem the Notes at its option before maturity. If a “fundamental change” (as defined in the Indenture) occurs, then, except as described in the Indenture, noteholders may require the Company to repurchase their notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

        As of March 31, 2020, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $27.09 per share on March 31, 2020, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

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

        The liability and equity components of the Notes consisted of the following (in thousands):

	March 31, 2020 (unaudited)	December 31, 2019
Liability component:
Principal	$143,750	$143,750
Less: Unamortized debt discount	(15,055)	(16,033)
Unamortized debt issuance costs	(2,848)	(3,053)
Net carrying amount	$125,847	$124,664

Equity component:
Debt discount for conversion option, net of taxes	$15,547	$15,547
Less: Issuance costs, net of taxes	(523)	(523)
Net carrying amount	$15,024	$15,024

        Interest expense for the three months ended March 31, 2020 and 2019 related to the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Coupon interest	$854	$854
Amortization of debt discount	977	923
Amortization of debt issuance costs	206	206
Total interest expense recognized	$2,037	$1,983

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

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns.  The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through March 31, 2020 is approximately $16.2 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $4.8 million (excluding $0.7 million of interest) as of March 31, 2020.

The Company’s effective tax rate was 14.6% for the three months ended March 31, 2020 compared to 19.9% for the three months ended March 31, 2019. The effective tax rate decreased during the three months ended March 31, 2020 primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the three months ended March 31, 2020 compared to the prior-year quarter. As of March 31, 2020, the Company’s net non-current deferred tax liability was $12.4 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, the Company has determined that the foreign earnings of the Company’s Chinese subsidiary are no longer permanently reinvested and may repatriate available earnings from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of March 31, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $11.6 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million.

13. Derivatives

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three months ended March 31, 2020 and 2019. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	March 31, 2020	December 31, 2019
Derivatives not designated as hedges
Foreign exchange contracts	$2,373	$2,523
Total derivatives not designated as hedges	$2,373	$2,523

14. Fair Value Measurements

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

The fair value hierarchy consists of the following three levels:

•Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

•Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

•Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

        All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2020, $22.6 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $0.1 million related to fixed time deposits. As of December 31, 2019, $64.2 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $3.0 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

        The Company has a deferred compensation plan, which is funded through company-owned life insurance ("COLI") policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $5.3 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of March 31, 2020 was immaterial.

        The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2020.

        The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

        The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of March 31, 2020 was $137.0 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to nine years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three months ended March 31, 2020 and 2019 was $2.8 million and $2.1 million, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Other current liabilities	$9,538	$8,992
Operating lease liabilities	21,855	19,649
Total	$31,393	$28,641

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows (in thousands):

March 31, 2020
2020 remaining	$6,701
2021	8,172
2022	6,320
2023	5,363
2024	3,942
Thereafter	4,193
Total future lease payments	34,691
Less implied interest	(3,298)
Total	$31,393

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC, as updated by “Part II – Item 1A – Risk Factors” in this Form 10-Q and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements" contained in this Form 10-Q.

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

COVID-19 Pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. The pandemic and the various governments’ response have caused significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through March 31, 2020, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company's operations. See Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis.   For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 8% of our services revenues for the three months ended March 31, 2020 and 9% for the three months ended March 31, 2019. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware resales, in which we are considered the agent, and sales of internally developed software, in which we are considered the principal. Revenues from sales of third-party software and hardware are recorded on a net basis, while revenues from internally developed software sales are recorded on a gross basis. Software and hardware revenues are expected to fluctuate depending on our clients’ demand for these products, which may be impacted by the COVID-19 pandemic.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing offshore capabilities to support our future growth and provide our clients flexible options for project delivery. Our ability to continue to implement our growth plan may be negatively affected by the impact of the COVID-19 pandemic on our operations.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Adoption of ASU No. 2016-13

As further detailed in Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective method. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net, and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues. Total revenues increased 9% to $145.6 million for the three months ended March 31, 2020 from $133.8 million for the three months ended March 31, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Acquired Companies	Increase (Decrease) Attributable to Base Business
	2020	2019
Services revenues	$145,402	$132,866	$12,536	$6,589	$5,947
Software and hardware revenues	160	949	(789)	—	(789)
Total revenues	$145,562	$133,815	$11,747	$6,589	$5,158

Services revenues increased 9% to $145.4 million for the three months ended March 31, 2020 from $132.9 million for the three months ended March 31, 2019. Services revenues attributable to our base business increased by $5.9 million while services revenues attributable to acquired companies was $6.6 million, resulting in a total increase of $12.5 million.

Software and hardware revenues decreased 83% to $0.2 million for the three months ended March 31, 2020 from $0.9 million for the three months ended March 31, 2019.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 8% to $93.2 million for the three months ended March 31, 2020 from $86.1 million for the three months ended March 31, 2019 primarily due to higher headcount in response to higher services revenues.  Services costs as a percentage of services revenues decreased to 64.1% for the three months ended March 31, 2020 from 64.8% for the three months ended March 31, 2019, primarily due to increased average bill rate. The average bill rate for our professionals was $127 per hour for the three months ended March 31, 2020 and $126 per hour for the three months ended March 31, 2019.

Selling, General and Administrative. SG&A expenses increased 2% to $33.2 million for the three months ended March 31, 2020 from $32.5 million for the three months ended March 31, 2019, primarily due to increased headcount to support our growth, increased office costs related to our office expansion in India, and acquisitions, partially offset by lower bonus costs.  SG&A expenses as a percentage of revenues decreased to 22.8% for the three months ended March 31, 2020 from 24.3% for the three months ended March 31, 2019.

Depreciation. Depreciation expense increased 27% to $1.3 million for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. Depreciation expense as a percentage of revenues increased to 0.9% for the three months ended March 31, 2020 from 0.8% for the three months ended March 31, 2019.

Amortization. Amortization expense decreased 5% to $3.9 million for the three months ended March 31, 2020 from $4.1 million for the three months ended March 31, 2019. Amortization expense as a percentage of revenues was 2.7% for the three months ended March 31, 2020 and 3.1% for the three months ended March 31, 2019.

Acquisition Costs. Acquisition-related costs were $1.8 million for the three months ended March 31, 2020 and were immaterial for the three months ended March 31, 2019.  Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was recorded during the three months ended March 31, 2020 which represents the fair market adjustment to the Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based consideration liability, partially offset by accretion. An adjustment of $0.4 million was recorded during the three months ended March 31, 2019 which represents the net impact of the fair market value adjustments to the Southport Services Group, LLC (“Southport”), Stone Temple Consulting Corporation (“Stone Temple”), and Elixiter, Inc. (“Elixiter”) revenue and earnings-based contingent consideration liability, partially offset by accretion.

        Net Interest Expense. Net interest expense increased to $1.9 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 14.6% for the three months ended March 31, 2020 from 19.9% for the three months ended March 31, 2019. The decrease in the effective tax rate was primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the three months ended March 31, 2020 compared to the prior-year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents (1)	$29.3	$70.7
Working capital (including cash and cash equivalents) (2)	$103.8	$127.3
Amounts available under credit facility	$124.8	$124.8

(1) The balance at March 31, 2020 includes $5.5 million held by our Canadian, Indian and United Kingdom subsidiaries which is not available to fund domestic operations unless the funds would be repatriated.  We currently do not plan or foresee a need to repatriate such funds. The balance also includes $1.2 million in cash held by our Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $4.4 million compared to $0.3 million for the three months ended March 31, 2019.  For the three months ended March 31, 2020, the primary components of operating cash flows were net income of $9.0 million, non-cash charges of $12.3 million and net operating asset investments of $25.6 million, primarily attributable to the payout of variable compensation. For the three months ended March 31, 2019, the primary components of operating cash flows were net income of $7.0 million, non-cash charges of $12.1 million and net operating asset investments of $19.4 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020, we used $2.0 million to purchase property and equipment and to develop software and $29.8 million for the acquisition of MedTouch LLC ("MedTouch") and Catalyst Networks, Inc. ("Brainjocks") and for a net working capital settlement related to an acquisition. During the three months ended March 31, 2019, we used $1.4 million to purchase property and equipment and to develop software and $0.4 million for a net working capital settlement related to an acquisition.

Net Cash Used in Financing Activities

During the three months ended March 31, 2020, we used $4.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. During the three months ended March 31, 2019, used $11.4 million to repurchase shares of our common stock through the stock repurchase program and $3.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2020, the Company had one outstanding letter of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.25% on March 31, 2020) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.99% on March 31, 2020) plus a margin ranging from 1.00% to 1.75%.  We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2020, we had $124.8 million of maximum borrowing capacity.

At March 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors have authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through March 31, 2020.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first three months of 2020. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of March 31, 2020 and December 31, 2019, there were no balances outstanding under the Credit Agreement. Balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and would become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $125.8 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of March 31, 2020 compared to $124.7 million as of December 31, 2019. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 and will become due and payable no later than the final maturity date of September 15, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2020 (unaudited) of $29.3 million, $5.5 million was held by the Company’s Canadian, Indian and United Kingdom subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $11.6 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.4 million. As of March 31, 2020, $1.2 million of the total cash and cash equivalents was held by the Company's Chinese subsidiary, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic in its first quarter, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, subsequent to quarter end, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or considering bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results. See “Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 8, Allowance for Credit Losses, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar.  As of March 31, 2020, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, and Euro. Subsequent to March 31, 2020, we become exposed to changes in exchange rates between the U.S dollar and the Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2020, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

        During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2020, the fair value of the Notes was approximately $137.0 million.

We had unrestricted cash and cash equivalents totaling $29.3 million at March 31, 2020 and $70.7 million at December 31, 2019. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company's transition to primarily working remotely as a result of the COVID-19 pandemic has not resulted in a material impact to the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. In addition to the following, our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020 and available at www.sec.gov.

The COVID-19 pandemic may materially and adversely affect the Company’s business, operations, financial results and/or stock price.

The COVID-19 pandemic has created significant and widespread volatility, uncertainty and disruptions in the U.S. and global economies, including in the regions in which we operate. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any changes to our clients’ payment terms; any closures of our offices and facilities as we transitioned to working remotely; and any closures of our clients’ offices and facilities because of government orders, recommendations or otherwise. Clients may also slow down decision making, delay planned work or seek to terminate or amend existing agreements in a manner adverse to the Company. Any of these events could cause or contribute to the other risks and uncertainties faced by the Company, as described in the Company’s Annual Report, and could materially adversely affect our business, operations, financial results and/or stock price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through March 31, 2020.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2019	15,390,569	$14.30	15,390,569	$44,964,924
January 1-31, 2020	—	$—	—	$44,964,924
February 1-29, 2020	—	$—	—	$44,964,924
March 1-31, 2020	—	$—	—	$44,964,924
Ending balance as of March 31, 2020	15,390,569	$14.30	15,390,569

(1)Average price paid per share includes commission.

Unregistered Sales of Equity Securities

On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The consideration paid in this transaction included 55,514 shares of Company common stock issued at closing with an aggregate value of approximately $2.4 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date.

On March, 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The consideration paid in this transaction included 111,003 shares of Company common stock issued at closing with an aggregate value of approximately $4.8 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date.

We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for each of these issuances. These shares were issued in privately negotiated transactions and not pursuant to a public solicitation.

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
101*
The following financial information from Perficient, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	May 7, 2020	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)