Form 10-Q
period 2020-06-30
PERFICIENT INC
filed 2020-07-31
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

As of July 23, 2020 there were 33,248,756 shares of Common Stock outstanding.

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$19,544	$70,728
Accounts receivable, net	127,907	129,118
Prepaid expenses	5,679	4,647
Other current assets	6,226	7,404
Total current assets	159,356	211,897
Property and equipment, net	12,488	12,170
Operating lease right-of-use assets	35,571	27,748
Goodwill	417,403	335,564
Intangible assets, net	75,798	37,953
Other non-current assets	14,838	15,160
Total assets	$715,454	$640,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,085	$23,081
Other current liabilities	81,098	61,503
Total current liabilities	97,183	84,584
Long-term debt, net	139,044	124,664
Operating lease liabilities	25,175	19,649
Other non-current liabilities	43,999	30,580
Total liabilities	$305,401	$259,477
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 49,972,029 shares issued and 32,272,286 shares outstanding as of June 30, 2020; 49,272,243 shares issued and 31,686,991 shares outstanding as of December 31, 2019)	50	49
Additional paid-in capital	475,147	455,465
Accumulated other comprehensive loss	(3,702)	(2,650)
Treasury stock, at cost (17,699,743 shares as of June 30, 2020; 17,585,252 shares as of December 31, 2019)	(266,485)	(261,624)
Retained earnings	205,043	189,775
Total stockholders’ equity	410,053	381,015
Total liabilities and stockholders’ equity	$715,454	$640,492

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Services	$145,836	$141,234	$291,238	$274,100
Software and hardware	503	635	663	1,584
Total revenues	146,339	141,869	291,901	275,684

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	91,155	89,515	184,372	175,586
Total cost of revenues	91,155	89,515	184,372	175,586

Selling, general and administrative	33,876	33,161	67,097	65,684
Depreciation	1,317	1,070	2,605	2,086
Amortization	4,398	4,010	8,320	8,147
Acquisition costs	1,787	616	3,600	578
Adjustment to fair value of contingent consideration	2,067	116	1,732	(308)
Income from operations	11,739	13,381	24,175	23,911

Net interest expense	2,061	1,863	3,987	3,656
Net other income	(15)	(9)	(8)	(44)
Income before income taxes	9,693	11,527	20,196	20,299
Provision for income taxes	3,084	2,999	4,613	4,745

Net income	$6,609	$8,528	$15,583	$15,554

Basic net income per share	$0.21	$0.27	$0.49	$0.50
Diluted net income per share	$0.20	$0.27	$0.48	$0.48
Shares used in computing basic net income per share	31,888	31,343	31,763	31,359
Shares used in computing diluted net income per share	32,377	32,040	32,444	32,166

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$6,609	$8,528	$15,583	$15,554
Other comprehensive (loss) income:
Foreign currency translation adjustment	(78)	66	(1,052)	237
Comprehensive income	$6,531	$8,594	$14,531	$15,791

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock
Beginning of period	$50	$49	$49	$48
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	1
End of period	50	49	50	49
Additional Paid-in Capital
Beginning of period	465,123	441,541	455,465	437,250
Proceeds from the sales of stock through the Employee Stock Purchase Plan	76	41	116	85
Stock compensation related to restricted stock vesting and retirement savings plan contributions	4,679	4,108	9,405	8,355
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	5,269	1,456	10,161	1,456
End of period	475,147	447,146	475,147	447,146
Accumulated Other Comprehensive Loss
Beginning of period	(3,624)	(2,417)	(2,650)	(2,588)
Foreign currency translation adjustment	(78)	66	(1,052)	237
End of period	(3,702)	(2,351)	(3,702)	(2,351)
Treasury Stock
Beginning of period	(266,459)	(249,036)	(261,624)	(233,676)
Purchases of treasury stock and buyback of shares for taxes	(26)	(4,865)	(4,861)	(20,225)
End of period	(266,485)	(253,901)	(266,485)	(253,901)
Retained Earnings
Beginning of period	198,434	159,676	189,775	152,650
Cumulative effect of accounting changes (See Note 3)	—	—	(315)	—
Net income	6,609	8,528	15,583	15,554
End of period	205,043	168,204	205,043	168,204
Total Shareholders’ Equity	$410,053	$359,147	$410,053	$359,147

	Three Months Ended June 30,		Six Months Ended June 30,
Common Stock, shares	2020	2019	2020	2019
Beginning of period	32,061	31,599	31,687	31,771
Sales of stock through the Employee Stock Purchase Plan	3	2	4	4
Stock compensation related to restricted stock vesting and retirement savings plan contributions	38	34	358	414
Purchases of treasury stock and buyback of shares for taxes	—	(163)	(114)	(717)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	170	54	337	54
End of period	32,272	31,526	32,272	31,526

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$15,583	$15,554
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,605	2,086
Amortization	8,320	8,147
Deferred income taxes	252	2,073
Non-cash stock compensation and retirement savings plan contributions	9,472	8,356
Amortization of debt discount and issuance costs	2,416	2,307
Adjustment to fair value of contingent consideration for purchase of businesses	1,732	(308)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,634	2,947
Other assets	2,166	(7,980)
Accounts payable	(6,996)	(9,282)
Other liabilities	(11,684)	(88)
Net cash provided by operating activities	37,500	23,812

Investing Activities
Purchase of property and equipment	(2,447)	(3,440)
Capitalization of internally developed software costs	(1,080)	(523)
Purchase of businesses, net of cash acquired	(91,201)	(10,663)
Net cash used in investing activities	(94,728)	(14,626)

Financing Activities
Proceeds from line of credit	20,000	—
Payments on line of credit	(8,000)	—
Payment of contingent consideration for purchase of business	(876)	—
Proceeds from the sale of stock through the Employee Stock Purchase Plan	116	85
Purchases of treasury stock	—	(16,260)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,861)	(3,965)
Net cash provided by (used in) financing activities	6,379	(20,140)
Effect of exchange rate on cash and cash equivalents	(335)	252
Change in cash and cash equivalents	(51,184)	(10,702)
Cash and cash equivalents at beginning of period	70,728	44,984
Cash and cash equivalents at end of period	$19,544	$34,282

Supplemental Disclosures:
Cash paid for income taxes	$1,588	$3,041
Cash paid for interest	$1,813	$1,844

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$8,729	$1,294
Liability incurred for purchase of property and equipment	$486	$2,278
See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Through June 30, 2020, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in “Part II – Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1A – Risk Factors” in this Form 10-Q.

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

3. Recent Accounting Pronouncements

        In June 2016, the FASB issued ASU No. 2016-13, which amended the guidance of FASB Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

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

Deferred Revenue

The Company’s deferred revenue balance as of June 30, 2020 and December 31, 2019 was $7.0 million and $7.7 million, respectively. During the six months ended June 30, 2020, deferred revenue balances of $4.0 million were assumed in the Company’s acquisitions and $6.0 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of June 30, 2020 was immaterial.

Disaggregation of Revenue

        The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended June 30,
	2020			2019
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$102,294	$—	$102,294	$96,084	$—	$96,084
Fixed fee percent complete contracts	14,015	—	14,015	10,414	—	10,414
Fixed fee contracts	24,260	—	24,260	25,955	—	25,955
Reimbursable expenses	1,530	—	1,530	4,390	—	4,390
Total professional services fees	142,099	—	142,099	136,843	—	136,843
Other services revenue*	3,316	421	3,737	3,524	867	4,391
Total services	145,415	421	145,836	140,367	867	141,234
Software and hardware	—	503	503	—	635	635
Total revenues	$145,415	$924	$146,339	$140,367	$1,502	$141,869

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

	Six Months Ended June 30,
	2020			2019
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$202,285	$—	$202,285	$184,462	$—	$184,462
Fixed fee percent complete contracts	25,636	—	25,636	22,872	—	22,872
Fixed fee contracts	49,288	—	49,288	50,135	—	50,135
Reimbursable expenses	5,924	—	5,924	8,304	—	8,304
Total professional services fees	283,133	—	283,133	265,773	—	265,773
Other services revenue*	6,946	1,159	8,105	6,869	1,458	8,327
Total services	290,079	1,159	291,238	272,642	1,458	274,100
Software and hardware	—	663	663	—	1,584	1,584
Total revenues	$290,079	$1,822	$291,901	$272,642	$3,042	$275,684

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$143,492	$138,518	$286,062	$268,964
Canada	883	701	1,962	1,282
Other countries	1,964	2,650	3,877	5,438
Total revenues	$146,339	$141,869	$291,901	$275,684

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of June 30, 2020, there were 1.7 million shares of common stock available for issuance under the Incentive Plan.

        Stock-based compensation cost recognized for the three and six months ended June 30, 2020 was $5.1 million and $9.7 million, respectively, which included $0.9 million and $1.7 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million and $2.9 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2019 was $4.4 million and $8.9 million, respectively, which included $0.8 million and $1.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $23.6 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the six months ended June 30, 2020 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2019	1,097	$27.14
Awards granted	179	44.06
Awards vested	(305)	23.08
Awards forfeited	(47)	33.39
Restricted stock awards outstanding at June 30, 2020	924	$31.45

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,609	$8,528	$15,583	$15,554
Basic:
Weighted-average shares of common stock outstanding	31,888	31,343	31,763	31,359
Shares used in computing basic net income per share	31,888	31,343	31,763	31,359
Effect of dilutive securities:
Restricted stock subject to vesting	265	495	401	558
Shares issuable for acquisition consideration (1)	224	202	203	249
Shares issuable for conversion of convertible senior notes	—	—	77	—
Shares used in computing diluted net income per share	32,377	32,040	32,444	32,166

Basic net income per share	$0.21	$0.27	$0.49	$0.50
Diluted net income per share	$0.20	$0.27	$0.48	$0.48

(1)For the three and six months ended June 30, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (vi) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); and (vii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”), as part of the consideration. For the three and six months ended June 30, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with RAS; (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple; (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog, as part of the consideration.

        The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock subject to vesting	174	—	121	52
Convertible senior notes	3,823	3,823	—	3,823
Warrants related to the issuance of convertible senior notes	3,823	3,823	3,823	3,823
Total anti-dilutive securities	7,820	7,646	3,944	7,698

        See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors has authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through June 30, 2020.

7. Balance Sheet Components

	June 30, 2020 (unaudited)	December 31, 2019
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$78,023	$87,021
Unbilled revenues, net	49,884	42,097
Total	$127,907	$129,118

Property and equipment:
Computer hardware (useful life of 3 years)	$14,320	$12,995
Software (useful life of 1 to 7 years)	5,319	5,272
Furniture and fixtures (useful life of 5 years)	4,262	3,883
Leasehold improvements (useful life of 5 years)	6,344	5,674
Less: Accumulated depreciation	(17,757)	(15,654)
Total	$12,488	$12,170

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$27,161	$4,196
Current operating lease liabilities	11,207	8,992
Accrued variable compensation	18,349	27,030
Deferred revenues	6,990	7,733
Other current liabilities	7,285	5,841
Payroll related costs	5,654	3,716
Professional fees	2,506	1,758
Accrued medical claims expense	1,766	1,905
Accrued subcontractor fees	180	332
Total	$81,098	$61,503

Other non-current liabilities:
Deferred income taxes	$20,486	$11,108
Deferred compensation liability	5,976	5,566
Non-current software accrual	4,384	5,226
Other non-current liabilities	13,153	8,680
Total	$43,999	$30,580

(1)As of June 30, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that was realized by Sundog and may be realized by MedTouch, Brainjocks, and the shareholders of PSL, 12 months after the respective acquisitions. As of December 31, 2019, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Sundog and was realized by the shareholders of Elixiter 12 months after the respective acquisitions.

8. Allowance for Credit Losses

The Company adopted ASU No. 2016-13 on January 1, 2020. See Note 3, Recent Accounting Pronouncements, for a discussion of the ASU and the impact of adoption. As a result of the adoption, the Company amended its accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A higher allowance for credit losses was recorded during the six months ended June 30, 2020 due to the likely adverse impact the COVID-19 pandemic has had and will have on factors that affect our estimate of future credit losses.

Activity in the allowance for credit losses is summarized as follows (in thousands):

Six Months Ended June 30, 2020
Balance at December 31, 2019	$464
Impact of ASU No. 2016-13 adoption	423
Opening balance at January 1, 2020	887
Charges to expense	956
Uncollected balances written off, net of recoveries	(128)
Balance at June 30, 2020	$1,715
9. Business Combinations

2020 Acquisitions

Acquisition of MedTouch

        On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The acquisition of MedTouch expands the Company’s digital healthcare marketing services.

        The Company’s total allocable purchase price consideration was $20.1 million, subject to finalization of a net working capital settlement. The purchase price was comprised of $13.9 million in cash paid and $1.9 million in Company common stock issued at closing, increased by $0.1 million for an estimated net working capital adjustment due to the seller. The purchase price also included $4.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $10.2 million. As of June 30, 2020, the Company’s best estimate of the fair value of the contingent consideration was $6.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $2.0 million during the three months ended June 30, 2020. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

        The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.6
Identified intangible assets	6.7
Liabilities assumed	(6.0)
Goodwill	14.8
Total purchase price	$20.1

        The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $11.4 million.

Acquisition of Brainjocks

        On March 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services.

        The Company has initially estimated the total allocable purchase price consideration to be $21.2 million. The purchase price was comprised of $15.8 million in cash paid and $2.4 million in Company common stock issued at closing, increased by $0.7 million for an estimated net working capital adjustment due to the seller. The purchase price also included $2.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $4.8 million. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. On May 4, 2020 pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company now has facilities located in Novi Sad, Serbia.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$7.0
Identified intangible assets	8.5
Liabilities assumed	(5.0)
Goodwill	10.7
Total purchase price	$21.2

        The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $8.6 million.

Acquisition of PSL

        On June 17, 2020, a wholly-owned subsidiary of the Company acquired PSL pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL adds more than 600 skilled professionals and brings strategic client relationships with customers across several industries.

        The Company has initially estimated the total allocable purchase price consideration to be $82.0 million, net of cash acquired. The purchase price was comprised of $60.9 million in cash paid (net of cash acquired) and $4.5 million in Company common stock issued at closing, increased by $0.4 million for an estimated net working capital adjustment due to the sellers. The purchase price also included $16.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition with a maximum cash payout of $22.2 million. The Company incurred approximately $2.0 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$11.1
Identified intangible assets	30.0
Liabilities assumed	(16.0)
Goodwill	56.9
Total purchase price	$82.0

        The goodwill is non-deductible for tax purposes.

The above purchase price accounting estimates for MedTouch are pending finalization of a net working capital adjustment, while the purchase price accounting estimates for Brainjocks and PSL are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

        The following table presents details of the intangible assets acquired during the six months ended June 30, 2020 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	7 years	7 years	$34.2
Customer backlog	1 year	1 year	9.1
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.4
Developed software	3 years	3 years	1.2
Total acquired intangible assets			$45.2

2019 Acquisition

Acquisition of Sundog

        On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $14.1 million. The purchase price was comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million as a result of the net working capital adjustment paid to the seller in the first quarter of 2020. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, with a maximum cash payout of $3.6 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.4 million during the six months ended June 30, 2020. Sundog achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company has accrued $2.5 million of contingent consideration as of June 30, 2020.

        The results of the 2019 and 2020 acquisitions have been included in the Company’s interim unaudited condensed consolidated financial statements since the respective acquisition dates.

        The aggregate amounts of revenue and net income of the MedTouch, Brainjocks, and PSL acquisitions in the Unaudited Condensed Consolidated Statements of Operations from the respective acquisition dates to June 30, 2020 are as follows (in thousands):

Acquisition Date to June 30, 2020
Revenues	$12,552
Net income	$746

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the six months ended June 30, 2020 and 2019, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch or Brainjocks because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition of PSL actually occurred on January 1, 2019 or of future results of operations of the consolidated entities (in thousands except per share data):

	Six Months Ended June 30,
	2020	2019
Revenues	$308,529	$291,371
Net income	$19,400	$11,369
Basic net income per share	$0.61	$0.36
Diluted net income per share	$0.60	$0.35
Shares used in computing basic net income per share	31,896	31,359
Shares used in computing diluted net income per share	32,602	32,337

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of June 30, 2020.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired as of June 30, 2020.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in thousands):

Balance at December 31, 2019	$335,564
Purchase price allocation for acquisitions	82,311
Effect of foreign currency translation adjustments	(472)
Balance at June 30, 2020	$417,403

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$100,682	$(39,978)	$60,704	$82,431	$(49,716)	$32,715
Non-compete agreements	1,523	(738)	785	1,264	(601)	663
Customer backlog	9,083	(720)	8,363	1,102	(987)	115
Trade name	419	(55)	364	60	(37)	23
Developed software	13,721	(8,139)	5,582	10,984	(6,547)	4,437
Total	$125,428	$(49,630)	$75,798	$95,841	$(57,888)	$37,953

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2020 remaining	$13,586
2021	$19,812
2022	$14,307
2023	$9,471
2024	$6,390
Thereafter	$12,232

11. Long-term Debt

Revolving Credit Facility

On June 9, 2017, the Company entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of June 30, 2020, the Company had $12.0 million outstanding under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2020, the Company had two outstanding letters of credit for $0.3 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on June 30, 2020) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (0.16% on June 30, 2020) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2020, the Company had $112.7 million of unused borrowing capacity.

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

At June 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

        As of June 30, 2020, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of our common stock of $35.78 per share on June 30, 2020, the conversion value of the Notes was less than the principal amount of the Notes outstanding on a per Note basis.

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

        The liability and equity components of the Notes consisted of the following (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Liability component:
Principal	$143,750	$143,750
Less: Unamortized debt discount	(14,064)	(16,033)
Unamortized debt issuance costs	(2,642)	(3,053)
Net carrying amount	$127,044	$124,664

Equity component:
Debt discount for conversion option, net of taxes	$15,547	$15,547
Less: Issuance costs, net of taxes	(523)	(523)
Net carrying amount	$15,024	$15,024

        Interest expense for the three and six months ended June 30, 2020 and 2019 related to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coupon interest	$853	$853	$1,707	$1,707
Amortization of debt discount	992	937	1,969	1,860
Amortization of debt issuance costs	206	206	412	412
Total interest expense recognized	$2,051	$1,996	$4,088	$3,979

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

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. Office shutdowns and other disruptions caused by the COVID-19 pandemic have delayed resolution of this dispute. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through June 30, 2020 is approximately $18.3 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $6.4 million (excluding $0.8 million of interest) as of June 30, 2020.

The Company’s effective tax rate was 31.8% and 22.8% for the three and six months ended June 30, 2020, respectively, compared to 26.0% and 23.4% for the three and six months ended June 30, 2019, respectively. The effective tax rate increased during the three months ended June 30, 2020 primarily due to non-deductible acquisition costs compared to the prior year. As of June 30, 2020, the Company’s net non-current deferred tax liability was $20.5 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, the Company has determined that the foreign earnings of the Company’s Chinese subsidiary are no longer permanently reinvested and may repatriate available earnings from time to time. Management currently intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of June 30, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $12.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million.

13. Derivatives

In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Currency exposure is monitored and managed by the Company as part of its risk management program which seeks to reduce the potentially adverse effects that market volatility could have on operating results. The Company’s derivative financial instruments consist of non-deliverable and deliverable foreign currency forward contracts. Derivative financial instruments are neither held nor issued by the Company for trading purposes.

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three and six months ended June 30, 2020 and 2019. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Derivatives not designated as hedges
Foreign exchange contracts	$9,425	$2,523
Total derivatives not designated as hedges	$9,425	$2,523

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

        All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of June 30, 2020, $2.5 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $0.1 million related to fixed time deposits. As of December 31, 2019, $64.2 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $3.0 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

        The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $6.2 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of June 30, 2020 was immaterial.

        The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of June 30, 2020.

        The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

        The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the Notes as of June 30, 2020 was $163.2 million, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and six months ended June 30, 2020 was $2.9 million and $5.7 million, respectively, and $2.5 million and $4.6 million for three and six months ended June 30, 2019, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020 (unaudited)	December 31, 2019
Other current liabilities	$11,207	$8,992
Operating lease liabilities	25,175	19,649
Total	$36,382	$28,641

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows (in thousands):

June 30, 2020 (unaudited)
2020 remaining	$5,110
2021	10,155
2022	8,188
2023	6,135
2024	4,682
Thereafter	5,488
Total future lease payments	39,758
Less implied interest	(3,376)
Total	$36,382

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC, as updated by “Part II – Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and in this Form 10-Q and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

COVID-19 Pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. The pandemic and the various governments’ response have caused, and continue to cause, significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through June 30, 2020, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We are able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company’s operations. We expect to maintain many of these steps for the near future. See Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 10% and 9% of our services revenues for the three and six months ended June 30, 2020, respectively, and 7% and 8% for the three and six months ended June 30, 2019, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing offshore and nearshore capabilities to support our future growth and provide our clients flexible options for project delivery. Our ability to continue to implement our growth plan may be negatively affected by the impact of the COVID-19 pandemic on our operations.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Acquisition of PSL

On June 17, 2020, a wholly-owned subsidiary of the Company acquired Productora de Software S.A.S. (“PSL”) pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL adds more than 600 skilled professionals and brings strategic client relationships with customers across several industries. Refer to Note 9, Business Combinations, for additional information on the acquisition.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenues. Total revenues increased 3% to $146.3 million for the three months ended June 30, 2020 from $141.9 million for the three months ended June 30, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2020	2019
Services revenues	$145,836	$141,234	$4,602	$8,784	$(4,182)
Software and hardware revenues	503	635	(132)	—	(132)
Total revenues	$146,339	$141,869	$4,470	$8,784	$(4,314)

Services revenues increased 3% to $145.8 million for the three months ended June 30, 2020 from $141.2 million for the three months ended June 30, 2019. Services revenues delivered by base business resources decreased by $4.2 million primarily due to a decrease in reimbursable expenses resulting from travel reductions, while services revenues delivered by resources of acquired companies was $8.8 million, resulting in a total net increase of $4.6 million.

Software and hardware revenues decreased 21% to $0.5 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 2% to $91.2 million for the three months ended June 30, 2020 from $89.5 million for the three months ended June 30, 2019 primarily due to higher offshore headcount and acquisitions. Services costs as a percentage of services revenues decreased to 62.5% for the three months ended June 30, 2020 from 63.4% for the three months ended June 30, 2019, due to lower reimbursable expenses and increased average bill rate. The average bill rate for our professionals was $126 per hour for the three months ended June 30, 2020 and $125 per hour for the three months ended June 30, 2019.

Selling, General and Administrative. SG&A expenses increased 2% to $33.9 million for the three months ended June 30, 2020 from $33.2 million for the three months ended June 30, 2019, primarily due to increased bonus costs and acquisitions, partially offset by lower travel costs. SG&A expenses as a percentage of revenues decreased to 23.1% for the three months ended June 30, 2020 from 23.4% for the three months ended June 30, 2019.

Depreciation. Depreciation expense increased 23% to $1.3 million for the three months ended June 30, 2020 from $1.1 million for the three months ended June 30, 2019. Depreciation expense as a percentage of revenues increased to 0.9% for the three months ended June 30, 2020 from 0.8% for the three months ended June 30, 2019.

Amortization. Amortization expense increased 10% to $4.4 million for the three months ended June 30, 2020 from $4.0 million for the three months ended June 30, 2019. Amortization expense as a percentage of revenues was 3.0% for the three months ended June 30, 2020 and 2.8% for the three months ended June 30, 2019.

Acquisition Costs. Acquisition-related costs were $1.8 million for the three months ended June 30, 2020 and were $0.6 million for the three months ended June 30, 2019. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $2.1 million was recorded during the three months ended June 30, 2020 which represents the fair market adjustment to the MedTouch LLC (“MedTouch”) revenue and earnings-based consideration liability, in addition to accretion. An adjustment of $0.1 million was recorded during the three months ended June 30, 2019 which represents the fair market value adjustment to the Southport Services Group, LLC (“Southport”) revenue and earnings-based contingent consideration liability, in addition to accretion.

        Net Interest Expense. Net interest expense increased to $2.1 million for the three months ended June 30, 2020 from $1.9 million for the three months ended June 30, 2019.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 31.8% for the three months ended June 30, 2020 from 26.0% for the three months ended June 30, 2019. The increase in the effective tax rate was primarily due to non-deductible acquisition costs incurred during the three months ended June 30, 2020.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenues. Total revenues increased 6% to $291.9 million for the six months ended June 30, 2020 from $275.7 million for the three months ended June 30, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2020	2019
Services revenues	$291,238	$274,100	$17,138	$16,543	$595
Software and hardware revenues	663	1,584	(921)	—	(921)
Total revenues	$291,901	$275,684	$16,217	$16,543	$(326)

Services revenues increased 6% to $291.2 million for the six months ended June 30, 2020 from $274.1 million for the six months ended June 30, 2019. Services revenues delivered by base business resources increased by $0.6 million while services revenues delivered by resources of acquired companies was $16.5 million, resulting in a total increase of $17.1 million. Services revenues growth was negatively impacted by a decrease in reimbursable expenses resulting from travel reductions.

Software and hardware revenues decreased 58% to $0.7 million for the six months ended June 30, 2020 from $1.6 million for the six months ended June 30, 2019.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 5% to $184.4 million for the six months ended June 30, 2020 from $175.6 million for the six months ended June 30, 2019 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 63.3% for the six months ended June 30, 2020 from 64.1% for the six months ended June 30, 2019, due to lower reimbursable expenses and increased average bill rate. The average bill rate for our professionals was $126 per hour for the six months ended June 30, 2020 and $125 per hour for the six months ended June 30, 2019.

Selling, General and Administrative. SG&A expenses increased 2% to $67.1 million for the six months ended June 30, 2020 from $65.7 million for the six months ended June 30, 2019, primarily due to increased headcount to support our growth, increased office costs related to our office expansion in India, and acquisitions, partially offset by lower travel and marketing costs. SG&A expenses as a percentage of revenues decreased to 23.0% for the six months ended June 30, 2020 from 23.8% for the six months ended June 30, 2019.

Depreciation. Depreciation expense increased 25% to $2.6 million for the six months ended June 30, 2020 from $2.1 million for the six months ended June 30, 2019. Depreciation expense as a percentage of revenues increased to 0.9% for the six months ended June 30, 2020 from 0.8% for the six months ended June 30, 2019.

Amortization. Amortization expense increased 2% to $8.3 million for the six months ended June 30, 2020 from $8.1 million for the six months ended June 30, 2019. Amortization expense as a percentage of revenues was 2.9% for the six months ended June 30, 2020 and 3.0% for the six months ended June 30, 2019.

Acquisition Costs. Acquisition-related costs were $3.6 million for the six months ended June 30, 2020 and were $0.6 million for the six months ended June 30, 2019. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.7 million was recorded during the six months ended June 30, 2020 which represents the net impact of the fair market adjustments to the MedTouch and Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based consideration liability, in addition to accretion. An adjustment of $0.3 million was recorded during the six months ended June 30, 2019 which represents the net impact of the fair market value adjustments to the Southport, Stone Temple Consulting Corporation (“Stone Temple”), and Elixiter, Inc. (“Elixiter”) revenue and earnings-based contingent consideration liability, partially offset by accretion.

        Net Interest Expense. Net interest expense increased to $4.0 million for the six months ended June 30, 2020 from $3.7 million for the six months ended June 30, 2019.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 22.8% for the six months ended June 30, 2020 from 23.4% for the six months ended June 30, 2019. The decrease in the effective tax rate was primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the six months ended June 30, 2020 compared to the prior-year period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents (1)	$19.5	$70.7
Working capital (including cash and cash equivalents) (2)	$62.2	$127.3
Amounts available under credit facility	$112.7	$124.8

(1) The balance at June 30, 2020 includes $10.5 million held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $1.4 million in cash held by our Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $37.5 million compared to $23.8 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the primary components of operating cash flows were net income of $15.6 million, non-cash charges of $24.8 million and net operating asset investments of $2.9 million. For the six months ended June 30, 2019, the primary components of operating cash flows were net income of $15.6 million, non-cash charges of $22.7 million and net operating asset investments of $14.4 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, we used $3.5 million to purchase property and equipment and to develop software and $91.2 million for the acquisition of PSL, Catalyst Networks, Inc. (“Brainjocks”), and MedTouch, in addition to net working capital settlements related to acquisitions. During the six months ended June 30, 2019, we used $3.9 million to purchase property and equipment and to develop software and $10.7 million for the Sundog acquisition and net working capital settlements related to acquisitions.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2020, we drew down $20.0 million from our line of credit, repaid $8.0 million on our line of credit, used $4.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.9 million to settle contingent consideration for the purchase of Elixiter. During the six months ended June 30, 2019, used $16.3 million to repurchase shares of our common stock through the stock repurchase program and $4.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of June 30, 2020, the Company had $12.0 million outstanding under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2020, the Company had two outstanding letters of credit for $0.3 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.25% on June 30, 2020) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.16% on June 30, 2020) plus a margin ranging from 1.00% to 1.75%. We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of June 30, 2020, the Company had $112.7 million of unused borrowing capacity.

At June 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors have authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through June 30, 2020.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in lease obligations in the first six months of 2020. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of June 30, 2020 there was $12.0 million outstanding under the Credit Agreement, and no balance outstanding as of December 31, 2019. Balances outstanding under the Credit Agreement are classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were $127.0 million of outstanding Notes, net of unamortized debt discount and issuance costs, as of June 30, 2020 compared to $124.7 million as of December 31, 2019. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 and will become due and payable no later than the final maturity date of September 15, 2023.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of June 30, 2020 (unaudited) of $19.5 million, $10.5 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the Notes issuance in the third quarter of 2018. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of June 30, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $12.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.5 million. As of June 30, 2020, $1.4 million of the total cash and cash equivalents was held by the Company’s Chinese subsidiary, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the six months ended June 30, 2020, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results. See “Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 8, Allowance for Credit Losses, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of June 30, 2020, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, Euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2020, there was $12.0 million outstanding and $112.7 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

        During the third quarter of 2018, we issued Notes which have a fixed interest rate of 2.375%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2020, the fair value of the Notes was approximately $163.2 million.

We had unrestricted cash and cash equivalents totaling $19.5 million at June 30, 2020 and $70.7 million at December 31, 2019. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s transition to primarily working remotely as a result of the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. In addition to the following, our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and available at www.sec.gov.

The COVID-19 pandemic may materially and adversely affect the Company’s business, operations, financial results and/or stock price.

The COVID-19 pandemic has created significant and widespread volatility, uncertainty and disruptions in the U.S. and global economies, including in the regions in which we operate. Certain of our customers have requested discounts or extended payment terms, paused or slowed services, or declared bankruptcy. The extent to which the pandemic ultimately impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any changes to our clients’ payment terms; any closures of our offices and facilities as we transitioned to working remotely; and any closures of our clients’ offices and facilities because of government orders, recommendations or otherwise. Clients may also slow down decision making, delay planned work or seek to terminate or amend existing agreements in a manner adverse to the Company. Any of these events could cause or contribute to the other risks and uncertainties faced by the Company, as described in the Company’s Annual Report, and could materially adversely affect our business, operations, financial results and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $220.0 million (15.4 million shares) of outstanding common stock through June 30, 2020.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of March 31, 2020	15,390,569	$14.30	15,390,569	$44,964,924
April 1-30, 2020	—	$—	—	$44,964,924
May 1-31, 2020	—	$—	—	$44,964,924
June 1-30, 2020	—	$—	—	$44,964,924
Ending balance as of June 30, 2020	15,390,569	$14.30	15,390,569

(1)Average price paid per share includes commission.

Unregistered Sales of Equity Securities

On June 17, 2020, the Company acquired PSL, pursuant to the terms of a Stock Purchase Agreement. The consideration paid in this transaction included 170,627 shares of Company common stock issued at closing with an aggregate value of approximately $5.9 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date.

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

10.1*†	Stock Purchase Agreement dated as of June 17, 2020, by and among Perficient, Inc., Perficient UK Limited, Productora de Software S.A.S., each of the Shareholders and the Representative
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
*	Filed herewith.
**	Included but not to be considered “filed”for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Perficient, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date:	July 30, 2020	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)