Form 10-Q
period 2020-09-30
PERFICIENT INC
filed 2020-10-29
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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

As of October 22, 2020 there were 33,008,330 shares of Common Stock outstanding.

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and in this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

All forward-looking statements, express or implied, included in this report and the documents we incorporate by reference that are attributable to Perficient, Inc. and its subsidiaries (collectively, “we,” “us,” “Perficient,” or the “Company”) are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that the Company or any persons acting on our behalf may issue.

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,032	$70,728
Accounts receivable, net	137,043	129,118
Prepaid expenses	6,187	4,647
Other current assets	4,630	7,404
Total current assets	197,892	211,897
Property and equipment, net	12,038	12,170
Operating lease right-of-use assets	40,186	27,748
Goodwill	419,029	335,564
Intangible assets, net	67,347	37,953
Other non-current assets	17,802	15,160
Total assets	$754,294	$640,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,519	$23,081
Other current liabilities	84,179	61,503
Total current liabilities	100,698	84,584
Long-term debt, net	187,737	124,664
Operating lease liabilities	30,813	19,649
Other non-current liabilities	48,621	30,580
Total liabilities	$367,869	$259,477
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 49,996,293 shares issued and 32,041,550 shares outstanding as of September 30, 2020; 49,272,243 shares issued and 31,686,991 shares outstanding as of December 31, 2019)	50	49
Additional paid-in capital	457,528	455,465
Accumulated other comprehensive loss	(4,776)	(2,650)
Treasury stock, at cost (17,954,743 shares as of September 30, 2020; 17,585,252 shares as of December 31, 2019)	(277,597)	(261,624)
Retained earnings	211,220	189,775
Total stockholders’ equity	386,425	381,015
Total liabilities and stockholders’ equity	$754,294	$640,492

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Services	$156,755	$144,060	$447,993	$418,160
Software and hardware	923	624	1,586	2,208
Total revenues	157,678	144,684	449,579	420,368

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	96,704	89,235	281,076	264,821
Total cost of revenues	96,704	89,235	281,076	264,821

Selling, general and administrative	34,566	34,534	101,663	100,218
Depreciation	1,388	1,095	3,993	3,181
Amortization	7,237	3,997	15,557	12,144
Acquisition costs	57	17	3,657	595
Adjustment to fair value of contingent consideration	2,061	(2)	3,793	(310)
Income from operations	15,665	15,808	39,840	39,719

Net interest expense	2,808	1,895	6,795	5,551
Loss on extinguishment of debt	4,337	—	4,337	—
Net other (income) expense	(9)	10	(17)	(34)
Income before income taxes	8,529	13,903	28,725	34,202
Provision for income taxes	2,352	4,124	6,965	8,869

Net income	$6,177	$9,779	$21,760	$25,333

Basic net income per share	$0.19	$0.31	$0.68	$0.81
Diluted net income per share	$0.19	$0.30	$0.67	$0.79
Shares used in computing basic net income per share	31,873	31,246	31,800	31,321
Shares used in computing diluted net income per share	32,649	32,159	32,509	32,197

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$6,177	$9,779	$21,760	$25,333
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1,074)	(285)	(2,126)	(48)
Comprehensive income	$5,103	$9,494	$19,634	$25,285

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock
Beginning of period	$50	$49	$49	$48
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	1
End of period	50	49	50	49
Additional Paid-in Capital
Beginning of period	475,147	447,146	455,465	437,250
Proceeds from the sales of stock through the Employee Stock Purchase Plan	94	45	210	130
Stock compensation related to restricted stock vesting and retirement savings plan contributions	4,419	4,096	13,824	12,451
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	23	—	10,184	1,456
Equity component of 2025 convertible notes, net of tax	36,386	—	36,386	—
Debt issuance costs of 2025 convertible notes allocated to equity, net of tax	(1,155)	—	(1,155)	—
Purchase of hedges on 2025 convertible notes, net of tax	(36,387)	—	(36,387)	—
Proceeds from issuance of warrants on 2025 convertible notes	22,218	—	22,218
Equity component of repurchase of 2023 convertible notes	(49,856)	—	(49,856)	—
Proceeds from sale of hedges related to 2023 convertible notes	47,338	—	47,338	—
Purchases of warrants related to 2023 convertible notes	(40,699)	—	(40,699)	—
End of period	457,528	451,287	457,528	451,287
Accumulated Other Comprehensive Loss
Beginning of period	(3,702)	(2,351)	(2,650)	(2,588)
Foreign currency translation adjustment	(1,074)	(285)	(2,126)	(48)
End of period	(4,776)	(2,636)	(4,776)	(2,636)
Treasury Stock
Beginning of period	(266,485)	(253,901)	(261,624)	(233,676)
Purchases of treasury stock and buyback of shares for taxes	(11,112)	(3,534)	(15,973)	(23,759)
End of period	(277,597)	(257,435)	(277,597)	(257,435)
Retained Earnings
Beginning of period	205,043	168,204	189,775	152,650
Cumulative effect of accounting changes (See Note 3)	—	—	(315)	—
Net income	6,177	9,779	21,760	25,333
End of period	211,220	177,983	211,220	177,983
Total Shareholders’ Equity	$386,425	$369,248	$386,425	$369,248

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Stock, shares	2020	2019	2020	2019
Beginning of period	32,272	31,526	31,687	31,771
Sales of stock through the Employee Stock Purchase Plan	3	1	7	5
Stock compensation related to restricted stock vesting and retirement savings plan contributions	22	25	380	439
Purchases of treasury stock and buyback of shares for taxes	(255)	(102)	(369)	(819)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	—	337	54
End of period	32,042	31,450	32,042	31,450

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$21,760	$25,333
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,993	3,181
Amortization	15,557	12,144
Loss on extinguishment of debt	4,337	—
Deferred income taxes	(1,436)	1,998
Non-cash stock compensation and retirement savings plan contributions	14,160	12,452
Amortization of debt discount and issuance costs	4,345	3,480
Adjustment to fair value of contingent consideration for purchase of businesses	3,793	(310)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,382	(608)
Other assets	1,079	(6,706)
Accounts payable	(7,372)	(9,964)
Other liabilities	(3,979)	(3,313)
Net cash provided by operating activities	59,619	37,687

Investing Activities
Purchase of property and equipment	(3,880)	(6,466)
Capitalization of internally developed software costs	(1,245)	(867)
Purchase of businesses, net of cash acquired	(90,190)	(11,143)
Net cash used in investing activities	(95,315)	(18,476)

Financing Activities
Proceeds from issuance of 2025 convertible notes	230,000	—
Payment for 2025 convertible notes issuance costs	(7,303)	—
Purchase of 2025 convertible notes hedges	(48,944)	—
Proceeds from issuance of 2025 convertible notes warrants	22,218	—
Payments for repurchase of 2023 convertible notes	(170,720)	—
Proceeds from sale of of hedges related to 2023 convertible notes	47,338	—
Repurchase of warrants related to 2023 convertible notes	(40,699)	—
Proceeds from line of credit	28,000	—
Payments on line of credit	(28,000)	—
Payment of contingent consideration for purchase of business	(876)	(4,281)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	210	130
Purchases of treasury stock	(11,112)	(19,777)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,861)	(3,982)
Net cash provided by (used in) financing activities	15,251	(27,910)
Effect of exchange rate on cash and cash equivalents	(251)	135
Change in cash and cash equivalents	(20,696)	(8,564)
Cash and cash equivalents at beginning of period	70,728	44,984
Cash and cash equivalents at end of period	$50,032	$36,420

Supplemental Disclosures:
Cash paid for income taxes	$3,782	$5,524
Cash paid for interest	$3,321	$3,606

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$8,729	$1,294
Liability incurred for purchase of property and equipment	$500	$2,391
See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Through September 30, 2020, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in “Part II – Item 1A – Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 1A – Risk Factors” in this Form 10-Q.

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

Except for the accounting policies related to the allowance for credit losses that were updated as a result of the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments issued by the Financial Accounting Standards Board (the “FASB”), there have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019 that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 8, Allowance for Credit Losses, for updated policies related to the allowance for credit losses.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company is currently evaluating the timing and method of adoption and the related impact of the new guidance on earnings per share and on its financial statements.

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

Other services revenues are comprised of hosting fees, partner referral fees, maintenance agreements, training and internally developed software-as-a-service (“SaaS”) sales. Revenues from hosting fees, maintenance agreements, training and internally developed SaaS sales are generally recognized over time using a time-based measure of progress as services are rendered. Partner referral fees are recorded at a point in time upon meeting specified requirements to earn the respective fee.

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

Deferred Revenue

The Company’s deferred revenue balance as of September 30, 2020 and December 31, 2019 was $6.2 million and $7.7 million, respectively. During the nine months ended September 30, 2020, deferred revenue balances of $4.0 million were assumed in the Company’s acquisitions and $7.5 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of September 30, 2020 was immaterial.

Disaggregation of Revenue

    The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended September 30,
	2020			2019
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$114,581	$—	$114,581	$99,961	$—	$99,961
Fixed fee percent complete contracts	13,920	—	13,920	9,465	—	9,465
Fixed fee contracts	22,836	—	22,836	26,548	—	26,548
Reimbursable expenses	1,513	—	1,513	3,887	—	3,887
Total professional services fees	152,850	—	152,850	139,861	—	139,861
Other services revenue*	3,368	537	3,905	3,483	716	4,199
Total services	156,218	537	156,755	143,344	716	144,060
Software and hardware	—	923	923	—	624	624
Total revenues	$156,218	$1,460	$157,678	$143,344	$1,340	$144,684

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

	Nine Months Ended September 30,
	2020			2019
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$316,866	$—	$316,866	$284,423	$—	$284,423
Fixed fee percent complete contracts	39,556	—	39,556	32,337	—	32,337
Fixed fee contracts	72,124	—	72,124	76,683	—	76,683
Reimbursable expenses	7,437	—	7,437	12,191	—	12,191
Total professional services fees	435,983	—	435,983	405,634	—	405,634
Other services revenue*	10,314	1,696	12,010	10,352	2,174	12,526
Total services	446,297	1,696	447,993	415,986	2,174	418,160
Software and hardware	—	1,586	1,586	—	2,208	2,208
Total revenues	$446,297	$3,282	$449,579	$415,986	$4,382	$420,368

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$154,078	$141,849	$440,140	$410,813
Canada	603	913	2,565	2,195
Other countries	2,997	1,922	6,874	7,360
Total revenues	$157,678	$144,684	$449,579	$420,368

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of September 30, 2020, there were 1.7 million shares of common stock available for issuance under the Incentive Plan.

    Stock-based compensation cost recognized for the three and nine months ended September 30, 2020 was $4.7 million and $14.4 million, respectively, which included $0.8 million and $2.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million and $4.4 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2019 was $4.3 million and $13.2 million, respectively, which included $0.7 million and $2.2 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $19.7 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the nine months ended September 30, 2020 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2019	1,097	$27.14
Awards granted	182	43.94
Awards vested	(307)	23.16
Awards forfeited	(56)	33.09
Restricted stock awards outstanding at September 30, 2020	916	$31.45

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,177	$9,779	$21,760	$25,333
Basic:
Weighted-average shares of common stock outstanding	31,873	31,246	31,800	31,321
Shares used in computing basic net income per share	31,873	31,246	31,800	31,321
Effect of dilutive securities:
Restricted stock subject to vesting	444	694	414	637
Shares issuable for acquisition consideration (1)	310	219	238	239
Shares issuable for conversion of convertible senior notes	22	—	57	—
Shares used in computing diluted net income per share	32,649	32,159	32,509	32,197

Basic net income per share	$0.19	$0.31	$0.68	$0.81
Diluted net income per share	$0.19	$0.30	$0.67	$0.79

(1)For the three and nine months ended September 30, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (vi) the Asset Purchase

Agreement with Catalyst Networks, Inc. (“Brainjocks”); and (vii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”), as part of the consideration. For the three and nine months ended September 30, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with RAS; (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple; (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog, as part of the consideration.

    The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock subject to vesting	—	—	139	35
Convertible senior notes	7,942	3,823	4,451	3,823
Warrants related to the issuance of convertible senior notes	8,274	3,823	8,274	3,823
Total anti-dilutive securities	16,216	7,646	12,864	7,681
    See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $231.2 million (15.6 million shares) of outstanding common stock through September 30, 2020.

7. Balance Sheet Components

	September 30, 2020 (unaudited)	December 31, 2019
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$85,354	$87,021
Unbilled revenues, net	51,689	42,097
Total	$137,043	$129,118

Property and equipment:
Computer hardware (useful life of 3 years)	$15,070	$12,995
Software (useful life of 1 to 7 years)	5,334	5,272
Furniture and fixtures (useful life of 5 years)	4,377	3,883
Leasehold improvements (useful life of 5 years)	6,549	5,674
Less: Accumulated depreciation	(19,292)	(15,654)
Total	$12,038	$12,170

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$29,297	$4,196
Current operating lease liabilities	10,257	8,992
Accrued variable compensation	21,180	27,030
Deferred revenues	6,187	7,733
Other current liabilities	7,954	5,841
Payroll related costs	5,883	3,716
Professional fees	1,032	1,758
Accrued medical claims expense	2,225	1,905
Accrued subcontractor fees	164	332
Total	$84,179	$61,503

Other non-current liabilities:
Deferred income taxes	$17,530	$11,108
Deferred compensation liability	6,583	5,566
Non-current software accrual	6,591	5,226
Deferred employer FICA payments	8,108	—
Other non-current liabilities	9,809	8,680
Total	$48,621	$30,580

(1)As of September 30, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that was realized by Sundog and may be realized by MedTouch, Brainjocks, and the shareholders of PSL 12 months after the respective acquisitions. As of December 31, 2019, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by Sundog and was realized by the shareholders of Elixiter 12 months after the respective acquisitions.

8. Allowance for Credit Losses

The Company adopted ASU No. 2016-13 on January 1, 2020. See Note 3, Recent Accounting Pronouncements, for a discussion of the ASU and the impact of adoption. As a result of the adoption, the Company amended its accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A higher allowance for credit losses was recorded during the nine months ended September 30, 2020 due to the likely adverse impact the COVID-19 pandemic has had and will have on factors that affect our estimate of future credit losses.

Activity in the allowance for credit losses is summarized as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$464
Impact of ASU No. 2016-13 adoption	423
Opening balance at January 1, 2020	887
Charges to expense	1,138
Uncollected balances written off, net of recoveries	(818)
Balance at September 30, 2020	$1,207

9. Business Combinations

2020 Acquisitions

Acquisition of MedTouch

    On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The acquisition of MedTouch expands the Company’s digital healthcare marketing services.

    The Company’s total allocable purchase price consideration was $20.0 million, subject to finalization of a net working capital settlement. The purchase price was comprised of $13.9 million in cash paid and $1.9 million in Company common stock issued at closing. The purchase price also included $4.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $10.2 million. As of September 30, 2020, the Company’s best estimate of the fair value of the contingent consideration was $8.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $2.0 million and $4.0 million during the three and nine months ended September 30, 2020, respectively. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

    The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$4.7
Identified intangible assets	6.7
Liabilities assumed	(6.0)
Goodwill	14.6
Total purchase price	$20.0

    The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $11.2 million.

Acquisition of Brainjocks

    On March 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services.

    The Company's total allocable purchase price consideration was $21.2 million. The purchase price was comprised of $15.8 million in cash paid and $2.4 million in Company common stock issued at closing, increased by $0.7 million for a net working capital adjustment due to the seller. The purchase price also included $2.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $4.8 million. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. On May 4, 2020 pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company now has facilities located in Novi Sad, Serbia.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$7.0
Identified intangible assets	8.4
Liabilities assumed	(4.9)
Goodwill	10.7
Total purchase price	$21.2

    The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $8.7 million.

Acquisition of PSL

    On June 17, 2020, a wholly-owned subsidiary of the Company acquired PSL pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL adds more than 600 professionals and brings strategic client relationships with customers across several industries.

    The Company has initially estimated the total allocable purchase price consideration to be $82.6 million, net of cash acquired. The purchase price was comprised of $59.9 million in cash paid (net of cash acquired) and $4.5 million in Company common stock issued at closing, increased by $2.0 million for an estimated net working capital adjustment due to the sellers. The purchase price also included $16.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition with a maximum cash payout of $22.2 million. The Company incurred approximately $2.0 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$11.2
Identified intangible assets	29.3
Liabilities assumed	(18.0)
Goodwill	60.1
Total purchase price	$82.6

As the Company continues its evaluation of the acquired assets and assumed liabilities of PSL, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments resulted in an increase to the total purchase price of $0.6 million, an increase to acquired tangible assets of $0.1 million, a decrease to identified intangible assets of $0.7 million, an increase to liabilities assumed of $2.0 million and an increase to goodwill of $3.2 million during the three months ended September 30, 2020.

    The goodwill is non-deductible for tax purposes.

The above purchase price accounting estimates for MedTouch are pending finalization of a net working capital adjustment, while the purchase price accounting estimates for PSL are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

    The following table presents details of the intangible assets acquired during the nine months ended September 30, 2020 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	5 - 7 years	$33.0
Customer backlog	1 year	1 year	9.3
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	0.4
Developed software	4 years	3 - 5 years	1.5
Total acquired intangible assets			$44.4

2019 Acquisition

Acquisition of Sundog

    On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The Company’s total allocable purchase price consideration was $14.1 million. The purchase price was comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million as a result of the net working capital adjustment paid to the seller in the first quarter of 2020. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, with a maximum cash payout of $3.6 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.4 million during the nine months ended September 30, 2020. Sundog achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company has accrued $2.5 million of contingent consideration as of September 30, 2020.

    The results of the 2019 and 2020 acquisitions have been included in the Company’s interim unaudited condensed consolidated financial statements since the respective acquisition dates.

    The aggregate amounts of revenue and net income of the MedTouch, Brainjocks, and PSL acquisitions in the Unaudited Condensed Consolidated Statements of Operations from the respective acquisition dates to September 30, 2020 are as follows (in thousands):

Acquisition Date to September 30, 2020
Revenues	$28,482
Net income	$8

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the nine months ended September 30, 2020 and 2019, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch or Brainjocks because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

	Nine Months Ended September 30,
	2020	2019
Revenues	$466,207	$444,608
Net income	$26,767	$19,696
Basic net income per share	$0.84	$0.63
Diluted net income per share	$0.82	$0.61
Shares used in computing basic net income per share	31,933	31,321
Shares used in computing diluted net income per share	32,615	32,368

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of September 30, 2020.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired as of September 30, 2020.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

Balance at December 31, 2019	$335,564
Purchase price allocation for acquisitions	85,369
Effect of foreign currency translation adjustments	(1,904)
Balance at September 30, 2020	$419,029

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$98,926	$(43,958)	$54,968	$82,431	$(49,716)	$32,715
Non-compete agreements	1,498	(794)	704	1,264	(601)	663
Customer backlog	9,020	(2,983)	6,037	1,102	(987)	115
Trade name	411	(157)	254	60	(37)	23
Developed software	14,211	(8,827)	5,384	10,984	(6,547)	4,437
Total	$124,066	$(56,719)	$67,347	$95,841	$(57,888)	$37,953

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2020 remaining	$6,978
2021	$20,658
2022	$15,192
2023	$10,436
2024	$7,410
Thereafter	$6,673

11. Long-term Debt

Revolving Credit Facility

On June 9, 2017, the Company entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of September 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2020, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on September 30, 2020) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (0.15% on September 30, 2020) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2020, the Company had $124.8 million of unused borrowing capacity.

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

At September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $7.3 million, were $222.7 million. The Company used (i) $172.0 million of the net proceeds to partially repurchase the 2023 Notes (as defined and described below), and (ii) $26.7 million of the net proceeds to fund the cost of entering into the 2025 Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the 2025 Notes Warrants (as defined below). The remaining proceeds of $24.0 million will be used for working capital or other general corporate purposes.

    The 2025 Notes bear interest at a rate of 1.250% per year. Interest is payable in cash on February 1 and August 1 of each year, with the first payment to be made on February 1, 2021. The 2025 Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 19.3538 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $51.67 per share of common stock. After consideration of the 2025 Notes Hedges and 2025 Notes Warrants, the conversion rate is effectively hedged to a price of $81.05 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2025 Notes in cash upon conversion.

In accordance with accounting for debt with conversions and other options, the Company bifurcated the principal amount of the 2025 Notes into liability and equity components. The initial liability component of the 2025 Notes was valued at $181.1 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.3%. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $48.9 million, partially offset by the associated deferred tax effect of $12.6 million. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount of $48.9 million is being amortized to interest expense using the effective interest method with an effective interest rate of 6.3% over the period from the issuance date through the contractual maturity date of August 1, 2025. The Company utilizes the treasury stock method to calculate the effects of the 2025 Notes on diluted earnings per share.

    Issuance costs totaling $7.3 million were allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $5.7 million attributable to the liability component were recorded as a direct deduction from the carrying value of the 2025 Notes and are being amortized to interest expense using the effective interest method over the term of the 2025 Notes. Issuance costs of $1.6 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.4 million.

Convertible Senior Notes due 2023

    On September 11, 2018, the Company issued $143.8 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “2023 Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million.

    The 2023 Notes bear interest at a rate of 2.375% per year. Interest is payable in cash on March 15 and September 15 of each year, with the first payment made on March 15, 2019. The 2023 Notes mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 26.5957 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the 2023 Notes Hedges (as defined below) and 2023 Notes Warrants (as defined below), the conversion rate is effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2023 Notes (the “2023 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2023 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2023 Notes in cash upon conversion.

During the quarter-ended September 30, 2020, the Company used a portion of the net cash proceeds from the 2025 Notes issuance to repurchase a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”), leaving 2023 Notes with aggregate principal amount of $12.5 million outstanding. The Company used $172.0 million of the net proceeds from the 2025 Notes issuance to complete the 2023 Notes Partial Repurchase, of which $120.9 million and $49.9 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The cash consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of 5.2%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. To derive this effective discount rate, the Company observed the trading details of its 2023 Notes immediately prior to the repurchase date to determine the volatility of its 2023 Notes. The Company utilized the observed volatility to calculate the effective discount rate, which was adjusted to reflect the term of the remaining 2023 Notes. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the aggregate cash consideration. The $4.3 million loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.3 million.

Other Terms of the Notes

    The 2025 Notes and 2023 Notes (together, the “Notes”) may be converted at the holder’s option prior to the close of business on the business day immediately preceding August 1, 2025 and September 15, 2023 for the 2025 Notes and 2023 Notes, respectively, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 and December 31, 2018 for the 2025 Notes and 2023 Notes, respectively, if the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the applicable conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the 2025 Indenture or the 2023 Indenture, as applicable; and
•at any time from, and including, February 3, 2025 and March 15, 2023 for the 2025 Notes and 2023 Notes, respectively, until the close of business on the second scheduled trading day immediately before the applicable maturity date.

    The Company may not redeem the Notes at its option before maturity. If a “fundamental change” (as defined in the 2025 Indenture or 2023 Indenture) occurs, then, except as described in the 2025 Indenture or 2023 Indenture, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

    As of September 30, 2020, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of the Company's common stock of $42.74 per share on September 30, 2020, the conversion value of the 2025 Notes was less than the principal amount of the 2025 Notes outstanding on a per note basis, and the conversion value of the 2023 Notes was greater than the principal amount of the 2023 Notes outstanding on a per note basis.

The liability component of the 2025 Notes and 2023 Notes consisted of the following (in thousands):

	September 30, 2020 (unaudited)		December 31, 2019
Liability component:	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$230,000	$12,510	$—	$143,750
Less: Unamortized debt discount	(47,827)	(1,137)	—	(16,033)
Unamortized debt issuance costs	(5,597)	(212)	—	(3,053)
Net carrying amount	$176,576	$11,161	$—	$124,664

    Interest expense for the three and nine months ended September 30, 2020 and 2019 related to the 2025 Notes and 2023 Notes consisted of the following (in thousands):

2025 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coupon interest	$375	$—	$375	$—
Amortization of debt discount	1,116	—	1,116	—
Amortization of debt issuance costs	151	—	151	—
Total interest expense recognized	$1,642	$—	$1,642	$—

2023 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coupon interest	$446	$854	$2,153	$2,561
Amortization of debt discount	535	950	2,504	2,810
Amortization of debt issuance costs	110	206	522	618
Total interest expense recognized	$1,091	$2,010	$5,179	$5,989

Convertible Notes Hedges

    In connection with the issuance of the 2025 Notes and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2025 Notes Hedges” and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and corresponds to the conversion price of the 2025 Notes. The 2023 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 0.3 million shares (after consideration of the 2023 Notes Partial Repurchase) of common stock at a strike price of $37.60, which is equal to the number of shares of common stock that notionally underlie the 2023 Notes and corresponds to the conversion price of the 2023 Notes after the partial repurchase discussed above. If the Company elects cash settlement and exercises the 2025 Notes Hedges or the 2023 Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. Upon initial purchase, the 2025 Notes Hedges and 2023 Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $48.9 million and $20.7 million, respectively, partially offset by the deferred tax effect of $12.6 million and $5.3 million, respectively. In August 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.5 million shares for cash proceeds of $47.3 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity.

Convertible Notes Warrants

    In connection with the issuance of the 2025 Notes and 2023 Notes, the Company also sold net-share-settled warrants (the “2025 Notes Warrants” and the “2023 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2025 Notes Warrants and 2023 Notes Warrants was approximately $81.05 and $46.62 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2025 Notes Warrants and 2023 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $81.05 for any fiscal quarter for the 2025 Notes Warrants and $46.62 for the 2023 Notes Warrants. The 2025 Notes Warrants and 2023 Notes Warrants expire over a period of 100 trading days commencing on November 1, 2025 and December 15, 2023, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. Upon initial sale, the 2025 Notes Warrants and 2023 Notes Warrants were recorded as an increase in additional paid-in capital within stockholders’ equity of $22.2 million and $12.1 million, respectively. In August 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $40.7 million. The repurchase was recorded as a reduction in additional paid-in capital within stockholders' equity.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. Office shutdowns and other disruptions caused by the COVID-19 pandemic have delayed resolution of this dispute. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through September 30, 2020 is approximately $19.1 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $6.7 million (excluding $0.9 million of interest) as of September 30, 2020.

The Company’s effective tax rate was 27.6% and 24.2% for the three and nine months ended September 30, 2020, respectively, compared to 29.7% and 25.9% for the three and nine months ended September 30, 2019, respectively. The effective tax rate decreased during the three months ended September 30, 2020 primarily due to estimated research credits, net of uncertain tax positions compared to the prior year. As of September 30, 2020, the Company’s net non-current deferred tax liability was $17.5 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, the Company has determined that the foreign earnings of the Company’s Chinese and Colombian subsidiaries are not permanently reinvested and may repatriate available earnings from time to time. Management currently intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China and Colombia, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of September 30, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $13.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.7 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three and nine months ended September 30, 2020 and 2019. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Derivatives not designated as hedges
Foreign exchange contracts	$11,757	$2,523
Total derivatives not designated as hedges	$11,757	$2,523

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

    All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of September 30, 2020, $39.0 million of the Company’s cash and cash equivalents balance related to money-market fund investments. As of December 31, 2019, $64.2 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $3.0 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

    The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $6.6 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of September 30, 2020 was immaterial.

    The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of September 30, 2020.

    The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

    The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2023 Notes and 2025 Notes as of September 30, 2020 was $15.9 million and $244.1 million, respectively, which is estimated on the basis of inputs that are observable in the market and is considered a Level 2 fair value measurement.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and nine months ended September 30, 2020 was $3.3 million and $9.0 million, respectively, and $2.6 million and $7.2 million for three and nine months ended September 30, 2019, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020 (unaudited)	December 31, 2019
Other current liabilities	$10,257	$8,992
Operating lease liabilities	30,813	19,649
Total	$41,070	$28,641

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows (in thousands):

September 30, 2020 (unaudited)
2020 remaining	$2,167
2021	9,914
2022	9,575
2023	7,563
2024	5,853
Thereafter	9,841
Total future lease payments	44,913
Less implied interest	(3,843)
Total	$41,070

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may sometimes be identified by such words as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K previously filed with the SEC, as updated by “Part II – Item 1A – Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 and in this Form 10-Q and elsewhere in this Form 10-Q. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. For additional information, see the “Special Note Regarding Forward-Looking Statements” contained in this Form 10-Q.

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

Through September 30, 2020, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company’s operations. We expect to maintain many of these steps for the near future. See Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 9% of our services revenues for each of the three and nine months ended September 30, 2020, and 7% and 8% for the three and nine months ended September 30, 2019, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenues. Total revenues increased 9% to $157.7 million for the three months ended September 30, 2020 from $144.7 million for the three months ended September 30, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended September 30,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	(Decrease) Increase Attributable to Revenue Delivered by Base Business Resources
	2020	2019
Services revenues	$156,755	$144,060	$12,695	$15,930	$(3,235)
Software and hardware revenues	923	624	299	—	299
Total revenues	$157,678	$144,684	$12,994	$15,930	$(2,936)

Services revenues increased 9% to $156.8 million for the three months ended September 30, 2020 from $144.1 million for the three months ended September 30, 2019. Services revenues delivered by base business resources decreased by $3.2 million due to a $3.4 million decrease in reimbursable expenses resulting from travel reductions, while services revenues delivered by resources of acquired companies was $15.9 million, resulting in a total net increase of $12.7 million.

Software and hardware revenues increased 48% to $0.9 million for the three months ended September 30, 2020 from $0.6 million for the three months ended September 30, 2019.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 8% to $96.7 million for the three months ended September 30, 2020 from $89.2 million for the three months ended September 30, 2019 primarily due to higher offshore headcount and acquisitions. Services costs as a percentage of services revenues decreased to 61.7% for the three months ended September 30, 2020 from 61.9% for the three months ended September 30, 2019, due to lower reimbursable expenses and increased utilization. The average bill rate for our professionals was $105 per hour for the three months ended September 30, 2020 and $125 per hour for the three months ended September 30, 2019. The decrease in the average bill rate was primarily attributable to the addition of more than 600 near-shore resources from the acquisition of PSL in June 2020. Excluding PSL, the average bill rate for our professionals was $126 per hour for the three months ended September 30, 2020.

Selling, General and Administrative. SG&A expenses increased to $34.6 million for the three months ended September 30, 2020 from $34.5 million for the three months ended September 30, 2019. SG&A expenses as a percentage of revenues decreased to 21.9% for the three months ended September 30, 2020 from 23.9% for the three months ended September 30, 2019, primarily due to reduced travel expenses.

Depreciation. Depreciation expense increased 27% to $1.4 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019. Depreciation expense as a percentage of revenues increased to 0.9% for the three months ended September 30, 2020 from 0.8% for the three months ended September 30, 2019.

Amortization. Amortization expense increased 81% to $7.2 million for the three months ended September 30, 2020 from $4.0 million for the three months ended September 30, 2019. Amortization expense as a percentage of revenues was 4.6% for the three months ended September 30, 2020 and 2.8% for the three months ended September 30, 2019. The increase in amortization expense was primarily due to the addition of intangibles from our three acquisitions in 2020.

Acquisition Costs. Acquisition-related costs were $0.1 million for the three months ended September 30, 2020 and were immaterial for the three months ended September 30, 2019. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $2.1 million was recorded during the three months ended September 30, 2020 which represents the fair market adjustment to the MedTouch LLC (“MedTouch”) revenue and earnings-based consideration liability based on performance being higher than original estimates, in addition to accretion. An immaterial adjustment was recorded during the three months ended September 30, 2019 which represents the net impact of the fair market adjustment to the Elixiter, Inc. (“Elixiter”) and Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based contingent consideration liabilities.

    Net Interest Expense. Net interest expense increased to $2.8 million for the three months ended September 30, 2020 from $1.9 million for the three months ended September 30, 2019 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 27.6% for the three months ended September 30, 2020 from 29.7% for the three months ended September 30, 2019. The decrease in the effective tax rate was primarily due to estimated research credits, net of uncertain tax positions compared to the prior year.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenues. Total revenues increased 7% to $449.6 million for the nine months ended September 30, 2020 from $420.4 million for the nine months ended September 30, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Nine Months Ended September 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2020	2019
Services revenues	$447,993	$418,160	$29,833	$32,473	$(2,640)
Software and hardware revenues	1,586	2,208	(622)	—	(622)
Total revenues	$449,579	$420,368	$29,211	$32,473	$(3,262)

Services revenues increased 7% to $448.0 million for the nine months ended September 30, 2020 from $418.2 million for the nine months ended September 30, 2019. Services revenues delivered by base business resources decreased by $2.6 million due to a $8.1 million decrease in reimbursable expenses resulting from travel reductions, while services revenues delivered by resources of acquired companies was $32.5 million, resulting in a total increase of $29.8 million.

Software and hardware revenues decreased 28% to $1.6 million for the nine months ended September 30, 2020 from $2.2 million for the nine months ended September 30, 2019.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 6% to $281.1 million for the nine months ended September 30, 2020 from $264.8 million for the nine months ended September 30, 2019 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 62.7% for the nine months ended September 30, 2020 from 63.3% for the nine months ended September 30, 2019, due to lower reimbursable expenses. The average bill rate for our professionals was $117 per hour for the nine months ended September 30, 2020 and $125 per hour for the nine months ended September 30, 2019. The decrease in the average bill rate was primarily attributable to the addition of more than 600 near-shore resources from the acquisition of PSL in June 2020. Excluding PSL, the average bill rate for our professionals was $127 per hour for the nine months ended September 30, 2020.

Selling, General and Administrative. SG&A expenses increased 1% to $101.7 million for the nine months ended September 30, 2020 from $100.2 million for the nine months ended September 30, 2019, primarily due to increased headcount to support our growth, increased office costs related to our office expansion in India, and acquisitions, partially offset by lower travel and marketing costs. SG&A expenses as a percentage of revenues decreased to 22.6% for the nine months ended September 30, 2020 from 23.8% for the nine months ended September 30, 2019.

Depreciation. Depreciation expense increased 26% to $4.0 million for the nine months ended September 30, 2020 from $3.2 million for the nine months ended September 30, 2019. Depreciation expense as a percentage of revenues increased to 0.9% for the nine months ended September 30, 2020 from 0.8% for the nine months ended September 30, 2019.

Amortization. Amortization expense increased 28% to $15.6 million for the nine months ended September 30, 2020 from $12.1 million for the nine months ended September 30, 2019. Amortization expense as a percentage of revenues was 3.5% for the nine months ended September 30, 2020 and 2.9% for the nine months ended September 30, 2019. The increase in amortization expense was primarily due to the addition of intangibles from our three acquisitions in 2020.

Acquisition Costs. Acquisition-related costs were $3.7 million for the nine months ended September 30, 2020 and were $0.6 million for the nine months ended September 30, 2019. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $3.8 million was recorded during the nine months ended September 30, 2020 which represents the net impact of the fair market adjustments to the MedTouch and Sundog revenue and earnings-based consideration liability, in addition to accretion. An adjustment of $0.3 million was recorded during the nine months ended September 30, 2019 which represents the net impact of the fair market value adjustments to the Southport Services Group, LLC, Stone Temple Consulting Corporation (“Stone Temple”), Elixiter, and Sundog revenue and earnings-based contingent consideration liability, partially offset by accretion.

    Net Interest Expense. Net interest expense increased to $6.8 million for the nine months ended September 30, 2020 from $5.6 million for the nine months ended September 30, 2019 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 24.2% for the nine months ended September 30, 2020 from 25.9% for the nine months ended September 30, 2019. The decrease in the effective tax rate was primarily due to the increase in tax benefits recognized related to share-based compensation deductions as well as estimated research credits, net of uncertain tax positions compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents (1)	$50.0	$70.7
Working capital (including cash and cash equivalents) (2)	$97.2	$127.3
Amounts available under credit facility	$124.8	$124.8

(1) The balance at September 30, 2020 and December 31, 2019 includes $5.3 million and $5.5 million, respectively, held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at September 30, 2020 also includes $2.9 million and $1.7 million in cash held by our Colombian and Chinese subsidiaries, respectively. The balance at December 31, 2019 includes $1.1 million held by our Chinese subsidiary.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $59.6 million compared to $37.7 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the primary components of operating cash flows were net income of $21.8 million, non-cash charges of $44.7 million and net operating asset investments of $6.9 million. For the nine months ended September 30, 2019, the primary components of operating cash flows were net income of $25.3 million, non-cash charges of $32.9 million and net operating asset investments of $20.6 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, we used $5.1 million to purchase property and equipment and to develop software and $90.2 million for the acquisitions of PSL, Catalyst Networks, Inc., and MedTouch, in addition to net working capital settlements related to acquisitions. During the nine months ended September 30, 2019, we used $7.4 million to purchase property and equipment and to develop software, $2.5 million of which related to office expansions in India, and $11.1 million for the Sundog acquisition and net working capital settlements related to acquisitions.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended September 30, 2020, we received $222.7 million of proceeds from the issuance of 1.250% Convertible Senior Notes due 2025 (the “2025 Notes”), net of issuance costs, received $22.2 million of proceeds from the sales of net-share-settled warrants and paid $48.9 million for privately negotiated convertible note hedge transactions. We also used $170.7 million to partially repurchase 2.375% Convertible Senior Notes due 2023 (the “2023 Notes”), received $47.3 million related to the sale of privately negotiated convertibles hedge transactions for the 2023 Notes, and paid $40.7 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We drew down $28.0 million from our line of credit, repaid $28.0 million on our line of credit, used $11.1 million to repurchase shares of our common stock through the stock repurchase program, $4.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.9 million to settle contingent consideration for the purchase of Elixiter. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. During the nine months ended September 30, 2019, we used $19.8 million to repurchase shares of our common stock through the stock repurchase program and $4.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $4.3 million to settle the contingent consideration for the purchase of Southport and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of September 30, 2020, there was no outstanding balance under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2020, the Company had two outstanding letters of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.25% on September 30, 2020) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.15% on September 30, 2020) plus a margin ranging from 1.00% to 1.75%. We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of September 30, 2020, the Company had $124.8 million of unused borrowing capacity.

At September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $231.2 million (15.6 million shares) of outstanding common stock through September 30, 2020.

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

Contractual Obligations

There were no material changes in lease obligations in the first nine months of 2020 outside the ordinary course of our business and acquisitions. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of September 30, 2020 and December 31, 2019, there were no balances outstanding under the Credit Agreement. Any balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of June 9, 2022. Additionally, there were balances of $11.2 million and $176.6 million outstanding on the 2023 Notes and the 2025 Notes, respectively, net of unamortized debt discount and issuance costs, as of September 30, 2020 compared to $124.7 million on the 2023 Notes as of December 31, 2019. These amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 and will become due and payable no later than the final maturity date of September 15, 2023 for the 2023 Notes and August 1, 2025 for the 2025 Notes.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of September 30, 2020 (unaudited) of $50.0 million, $5.3 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the issuance of convertible senior notes. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of September 30, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $13.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.7 million. As of September 30, 2020, $2.9 million and $1.7 million of the total cash and cash equivalents was held by the Company’s Colombian and Chinese subsidiaries, respectively, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the nine months ended September 30, 2020, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results. See “Part II – Item 1A – Risk Factors” of this Form 10-Q for additional information regarding the potential impact of COVID-19 on the Company.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 8, Allowance for Credit Losses, to our Interim Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of September 30, 2020, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, Euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2020, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

    During the third quarter of 2018 and 2020, we issued the 2023 Notes and the 2025 Notes (together, the “Notes”), respectively, which have a fixed interest rate of 2.375% and 1.250%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2020, the fair value of the 2023 Notes and 2025 Notes was approximately $15.9 million and $244.1 million, respectively.

We had unrestricted cash and cash equivalents totaling $50.0 million at September 30, 2020 and $70.7 million at December 31, 2019. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s transition to primarily working remotely as a result of the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. In addition to the following, our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020, as updated by our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and available at www.sec.gov.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program through June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $231.2 million (15.6 million shares) of outstanding common stock through September 30, 2020.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2020	15,390,569	$14.30	15,390,569	$44,964,924
July 1-31, 2020	—	$—	—	$44,964,924
August 1-31, 2020	215,000	$43.66	215,000	$35,579,020
September 1-30, 2020	40,000	$43.16	40,000	$33,852,752
Ending balance as of September 30, 2020	15,645,569	$14.77	15,645,569

(1)Average price paid per share includes commission.

Item 5. Other Information

Davis Employment Agreement.

On October 28, 2020, we entered into a third amended and restated employment agreement with Jeffrey S. Davis, our President and Chief Executive Officer (the “Davis Employment Agreement”), which amended and restated his previous employment agreement on substantially the same terms with certain changes. The Davis Employment Agreement is effective as of January 1, 2021 and will expire on December 31, 2023. Our previous employment agreement with Mr. Davis was effective January 1, 2018 and was set to expire on December 31, 2020. The Davis Employment Agreement has the following terms:

•an annual salary of $650,000 that may be increased by the Board of Directors or its Compensation Committee from time to time;
•an annual performance bonus of up to 300% of Mr. Davis’s annual salary in the event we achieve certain performance targets;
•entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to our executive employees, pursuant to our policies and subject to the conditions and terms applicable to such benefits, plans or programs;
•death, disability, severance, and change of control benefits upon Mr. Davis’s termination of employment or change of control of the Company, including a severance payment of two years’ base salary, one year’s target bonus, and one year of benefits (and vesting of all unvested options and restricted shares) if Mr. Davis is terminated without cause or under a constructive termination, as defined in the Davis Employment Agreement; and
•100% of all unvested options and restricted shares vest upon a change in control.

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

Hogan Employment Agreement.

On October 28, 2020, we entered into a first amended and restated employment agreement with Thomas J. Hogan, our Chief Operating Officer (the “Hogan Employment Agreement”), which amended and restated his previous employment agreement on substantially the same terms with certain changes. The Hogan Employment Agreement is effective as of January 1, 2021 and will expire on December 31, 2023. Our previous employment agreement with Mr. Hogan was effective November 1, 2018 and was set to expire on December 31, 2020. The Hogan Employment Agreement has the following terms:

•an annual salary of $435,000 that may be increased by the Chief Executive Officer, with approval by the Board of Directors or its Compensation Committee, from time to time;

•an annual performance bonus of up to 150% of Mr. Hogan’s annual salary in the event we achieve certain performance targets;
•entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to our executive employees, pursuant to our policies and subject to the conditions and terms applicable to such benefits, plans or programs; and
•severance benefits upon Mr. Hogan’s termination of employment of the Company, including a severance payment of one year’s base salary and one year of benefits if Mr. Hogan is terminated without cause or under a constructive termination, as defined in the Hogan Employment Agreement and one year of vesting of options and restricted stock if Mr. Hogan is terminated without cause or under a constructive termination, as defined in the Hogan Employment Agreement.

Mr. Hogan has agreed to refrain from competing with the Company for a period of three years following the termination of his employment. Mr. Hogan’s compensation is subject to review and adjustment on an annual basis in accordance with our compensation policies as in effect from time to time.

The foregoing is a summary of the material terms of the Hogan Employment Agreement only, and is qualified in its entirety by the complete terms of the Hogan Employment Agreement, filed as an exhibit to this Report on Form 10-Q.

Martin Employment Agreement.

On October 28, 2020, we entered into a third amended and restated employment agreement with Paul E. Martin, our Chief Financial Officer (the “Martin Employment Agreement”), which amended and restated his previous employment agreement on substantially the same terms with certain changes. The Martin Employment Agreement is effective as of January 1, 2021 and will expire on December 31, 2023. Our previous employment agreement with Mr. Martin was effective January 1, 2018 and was set to expire on December 31, 2020. The Martin Employment Agreement has the following terms:

•an annual salary of $400,000 that may be increased by the Chief Executive Officer, with approval by the Board of Directors or its Compensation Committee, from time to time;
•an annual performance bonus of up to 120% of Mr. Martin’s annual salary in the event we achieve certain performance targets;
•entitlement to participate in such insurance, disability, health, and medical benefits and retirement plans or programs as are from time to time generally made available to our executive employees, pursuant to our policies and subject to the conditions and terms applicable to such benefits, plans or programs;
•severance and change of control benefits upon Mr. Martin’s termination of employment or change of control of the Company, including a severance payment of one year’s base salary, one year of benefits and one year of vesting of options and restricted stock if Mr. Martin is terminated without cause or under a constructive termination, as defined in the Martin Employment Agreement; and
•50% of all unvested options and restricted shares vest upon a change in control.

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
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

10.1
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

10.2
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

10.3*†	Third Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2021
10.4*†	Third Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2021
10.5*†	First Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of January 1, 2021
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	October 29, 2020	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)