Form 10-K
period 2020-12-31
PERFICIENT INC
filed 2021-02-25
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,163,131,533 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2020.
As of February 16, 2021, there were 33,031,159 shares of common stock outstanding.
Portions of the definitive proxy statement to be used in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2021, are incorporated by reference in Part III of this Form 10-K.

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
b. effectively competing in a highly competitive market;
c. risks from international operations including fluctuations in exchange rates;
d. adapting to changes in technologies and offerings;
e. obtaining favorable pricing to reflect services provided;
f. risk of loss of one or more significant software vendors;
g. maintaining a balance of our supply of skills and resources with client demand;
h. changes to immigration policies;
i. protecting our clients’ and our data and information;
j. changes to tax levels, audits, investigations, tax laws or their interpretation;
k. making appropriate estimates and assumptions in connection with preparing our consolidated financial statements; and
l. maintaining effective internal controls;
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

Overview

Perficient is a global digital consultancy transforming how the world’s biggest brands connect with customers and grow their businesses. Our work enables clients to deliver experiences that surpass customer expectations; become more human-centered, authentic, and trusted; innovate through digital technologies; outpace competition; grow and strengthen relationships with customers, suppliers, and partners; and reduce costs.

To articulate the full scope of our capabilities to clients and prospects, we go to market with six primary service categories:

•Strategy and Consulting;
•Data and Intelligence;
•Platforms and Technology;
•Customer Experience and Digital Marketing;
•Innovation and Product Development; and
•Optimized Global Delivery.

Together, these service categories showcase our full end-to-end digital solutions, and individually each demonstrates our specialized capabilities. Within each category, and collectively, we deliver a deep and broad portfolio of solutions that enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, Internet-driven, and competitive marketplace.

Through our experience in developing and delivering solutions for our clients, we believe we have acquired domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based, and business-driven solutions methodology. We believe this approach enhances return on investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

We serve our Global 2000 and other large enterprise clients from locations in multiple markets throughout North America and through domestic, nearshore, and offshore delivery centers by leveraging an experienced sales team that is connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of one billion dollars. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solutions opportunities where our domain expertise and delivery track record give us a competitive advantage.

In 2020, we continued to implement a strategy focused on:

•expanding our relationships with existing and new clients;
•continuing to make disciplined acquisitions by acquiring substantially all of the assets of MedTouch LLC (“MedTouch”) in January 2020 as well as those of Catalyst Networks, Inc., a corporation doing business as Brainjocks (“Brainjocks”) in March 2020;
•strengthening our global delivery capabilities with the strategic acquisition of nearshore software development firm Productora de Software S.A.S. (“PSL”), based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia, in June 2020, expanding our presence in Latin America;
•delivering solutions via our offshore capabilities in India, China, and Eastern Europe; and
•leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers.

We have been able to extend or enhance our presence in certain markets through acquisitions, as well as expand or enhance the services and solutions we are able to provide our clients. Our acquisition of MedTouch in January 2020 enhanced and expanded the Company’s healthcare industry expertise and digital marketing capabilities while our acquisition of Brainjocks in March 2020 strengthened our Sitecore consulting and marketing technology capabilities. Our acquisition of PSL in June 2020 strengthened our global delivery capabilities, enhancing nearshore systems and custom software application development, testing, and ongoing support for clients, ensuring they have the right people in the right place at the right time.

We provide services primarily to these markets: healthcare, financial services (including banking and insurance), manufacturing, automotive, consumer markets, telecommunications, energy and utilities, and life sciences.

Approximately 98% of our revenues were derived from clients in the United States during each of the years ended December 31, 2020, 2019, and 2018. Approximately 88% and 93% of our total assets were located in the United States as of December 31, 2020 and 2019, respectively, with the remainder located in India, Colombia, Canada, China, the United Kingdom and Serbia.

Our Solutions

We help clients gain competitive advantage by using digital technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. Through our end-to-end digital offerings, we drive alignment and balance between our clients’ brand customer experiences and their business operations. Through our digital consulting services, we partner with our clients to bring faster speed-to-market capabilities and stronger, more compelling experiences for consumers. Our solutions enable clients to, among other things:

•give managers and executives the information they need to make quality business decisions and dynamically adapt their business processes and systems to respond to client demands, market opportunities, or business problems;
•improve the quality and lower the cost of customer acquisition and care through web-based customer self-service and provisioning;
•reduce supply chain costs and improve logistics by flexibly and quickly integrating processes and systems and making relevant real-time information and applications available online to suppliers, partners, and distributors;
•increase the effectiveness and value of legacy enterprise technology infrastructure investments by enabling faster application development and deployment, increased flexibility, and lower management costs;
•deliver compelling and engaging customer experiences, helping brands acquire and retain their customers; and
•enhance employee productivity through better information flow and collaboration capabilities and by automating routine processes to facilitate focus on unique problems and opportunities.

We deliver a robust portfolio of solution offerings that are grouped under an umbrella of six primary solution areas:

•Strategy and Consulting. We create strategic visioning and roadmaps that empower our clients to compete more effectively and operate more efficiently to outpace their competition. We do this by providing solutions in digital strategy, technology strategy, management consulting, and organizational change management.
•Data and Intelligence. We empower clients to understand and navigate their vast amounts of digital data in order to make smarter, more informed business solutions and navigate the new digital data ecosystem with offerings in: analytics, artificial intelligence and machine learning, big data, business intelligence, and a custom product portfolio.
•Platforms and Technology. We help our clients integrate and optimize systems and processes, and leverage the right tools to enhance productivity, reduce costs, and improve digital experiences. We do this by providing expertise across a broad spectrum of solutions and services that includes: blockchain, cloud, commerce, corporate performance management, customer relationship management, content management systems, CX platforms, custom application development, DevOps, enterprise resource planning, integration and APIs, intelligent automation, Internet of Things, mobile, portals and collaboration, supply chain, product information management, and order management.
•Customer Experience and Digital Marketing. We create meaningful connections across every touchpoint to help our clients acquire, engage, and retain customers by providing compelling and engaging customer experiences and targeting customers with powerful messaging. Our services include: analytics, content architecture, conversion rate optimization, creative design, email marketing, journey sciences, paid media, paid search, marketing automation research, SEO services, and social media.
•Innovation and Product Development. Our customized solutions are uniquely tailored to each client to help them launch new business lines, capitalize with new products, and enter new markets. These solutions include product development services, and a robust suite of proprietary products.
•Optimized Global Delivery. Our clients face pressures to innovate quickly while reducing costs to deliver transformative solutions. We help clients scale large, complex projects and manage costs through our fully owned and operated offshore, domestic, and nearshore delivery centers.

We have developed intellectual property assets, applications, utilities, and products that enable our clients to reduce time to delivery and total cost of ownership. In addition, we sell certain internally developed software packages. These foundational tools include configurable Solution Accelerators and Industry Tools that can be customized to solve specific enterprise challenges. Our Solution Accelerators increase the velocity of solution development across key horizontal disciplines including content management, integration and APIs, business process management, enterprise search, and tax compliance. Our Industry Tools enable enterprises to address industry-specific business process and workflow challenges. We offer these tools for the healthcare, energy and utilities, financial services, and retail markets. Our strong network of partnerships and cross-platform capabilities enable us to develop and deliver accelerators across a wide spectrum of solution areas and vendor platforms.

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services to our clients. We conduct IBM and Oracle-certified training, where we provide our clients both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

•Domain Expertise. We have developed significant domain expertise in a core set of technology solutions and software platforms. These solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management, and platform implementations. The platforms with which we have significant domain expertise and on which these solutions are built include IBM and Red Hat, Adobe, Microsoft, Oracle, Sitecore and Salesforce.
•Industry Expertise. We serve many of the world’s largest and most-respected brands with extensive business process experience across a variety of markets. These markets include healthcare (including pharma and life sciences), financial services (including banking and insurance), consumer markets (including retail and consumer goods), manufacturing, automotive and transportation, electronics and computer hardware, telecommunications, business services, energy and utilities, and leisure, media, and entertainment.
•Delivery Model and Methodology. Our significant domain expertise enables us to provide high-value solutions through project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based, and business-driven solutions methodology. Our methodology includes a proven execution process map we developed, which allows for repeatable, high-quality services delivery. The methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients’ business processes to provide enhanced customer value and operating efficiency, enabled by web technology. As a result, we are able to offer our clients the dedicated attention that small firms usually provide, combined with the delivery and project management that larger firms usually offer.
•“Instant Insights” Platform: We leverage our “Instant Insights” platform to capture and react to customer feedback throughout project lifecycles, at scale. Instant Insights automates the solicitation and capturing of confidential customer feedback and disseminates it to the proper leadership and executive teams. This proprietary process and tool enables us to quickly address client concerns and strengthen the customer relationship in the process.

•Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us. For the years ended December 31, 2020, 2019 and 2018, 94%, 91% and 93%, respectively, of services revenues were derived from clients that continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Platinum Business Partner, a Microsoft National Solutions Provider and Global NSP Partner, an Oracle Platinum Partner, an Adobe Platinum Partner, a Salesforce Consulting Partner, and a Sitecore Platinum Solution Partner.

•Offshore Delivery. In addition to serving our clients from locations in multiple markets throughout North America, we operate global development centers in India, China, and Eastern Europe. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft, Oracle, Sitecore, Magento, and other technologies. As of December 31, 2020, we had 958 colleagues at our India facilities, 131 colleagues at our China facility, and 23 colleagues at our Serbia office. We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•Nearshore Delivery. Our nearshore delivery team, based in Colombia, helps our clients lower costs while maintaining the highest quality. This team provides custom application and software development with proven experience in complex, cloud-native product development, leveraging cutting-edge software engineering technologies and practices around: DevOps, artificial intelligence/machine learning, test automation, UX/UI, cloud architecture design and implementation, blockchain, analytics, big data/fast data, chatbots and voice recognition system processing, modern scalable platforms, mobile, and performance engineering. As of December 31, 2020, we had 642 colleagues at our Colombia offices.

•Domestic Delivery. The Company maintains a domestic delivery center (the “LDC”) in Lafayette, Louisiana. The LDC augments our offshore delivery centers in India, China, and Eastern Europe, further optimizing our global network and comprehensive technology, delivery management and industry vertical expertise across North America. With the addition of the LDC, we have increased capabilities and improved service levels that cover the entire spectrum of the software development lifecycle. As of December 31, 2020, we had 66 colleagues at the LDC.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•small local consulting firms that operate in no more than one or two geographic regions;
•boutique consulting firms;
•national consulting firms, such as Accenture, Deloitte Consulting, EPAM Systems, Globant, and Endava;
•digital consulting firms/entities such as Accenture Interactive, Deloitte Digital, Publicis Sapient, and Computer Task Group;
•in-house professional services organizations of software companies; and
•offshore providers, such as Infosys Technologies Limited, Cognizant, and Wipro Limited.

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

Some of our competitors have longer operating histories, larger client bases, greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract clients to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Human Capital

As of December 31, 2020, we had 4,277 employees, 3,628 of which were billable (excluding 256 billable subcontractors) and 649 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2020, we had a 122-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners. In addition to our direct sales team, we also have 70 dedicated sales support employees, 31 general managers and 7 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM and Red Hat, Adobe, Microsoft, Oracle, Sitecore and Salesforce. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

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

Utilization. We continually assess employee utilization, which is defined as the percentage of our professionals’ time billed to clients divided by the total available hours in the respective period. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed and our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. For the year ended December 31, 2020, our employee utilization was 78% compared to 77% in the prior year.

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

You should carefully consider the following factors together with the other information contained in or incorporated by reference into this Annual Report on Form 10-K before you decide to buy our common stock. These factors could materially adversely affect our business, financial condition, operating results, cash flows, or stock price. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, operating results, cash flows, or stock price.

Macroeconomic and Industry Risks

Our results of operations could be adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global macroeconomic and political conditions affect our clients’ businesses and the markets they serve. Developments such as economic downturns, trade disputes, recessions, instability and inflationary risks in the United States,

Europe, Canada, China, Colombia and India, among other developments, may have an adverse effect on our clients’ businesses and, consequently, on our results of operations, revenue growth and profitability.

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2020, 98% of our revenues were derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

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

The COVID-19 pandemic has created significant and widespread volatility, uncertainty and disruptions in the U.S. and global economies, including in the regions in which we operate. Certain of our customers have requested discounts or extended payment terms, paused or slowed services, or declared bankruptcy. The extent to which the pandemic ultimately impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including but not limited to: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any changes to our clients’ payment terms; any closures of our offices and facilities as we transitioned to working remotely; and any closures of our clients’ offices and facilities because of government orders, recommendations or otherwise. Clients may also slow down decision making, delay planned work or seek to terminate or amend existing agreements in a manner adverse to the Company. Any of these events could cause or contribute to the other risks and uncertainties faced by the Company, as described in this Form 10-K and elsewhere, and could materially adversely affect our business, operations, financial results and/or stock price.

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

We provide services to various clients participating in the healthcare market. Certain modifications to U.S. government healthcare programs and other changes have been proposed and discussed. These modifications may result in reduced expenditures by our healthcare customers on information technology projects, which could materially adversely affect our business, results of operations or financial condition.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services and favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions have adversely affected, and could in the future adversely affect, client demand for our services and solutions. In addition, developments in the markets we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the markets we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and often contain 10 to 30 day termination provisions. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the lost revenues or we may be unsuccessful in our attempt to recover such revenues. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also factors that can result in terminations, cancellations or delays, and in pressure to reduce costs.

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

We maintain global development centers in India, Colombia, China and Serbia. We have offices in the United Kingdom and Canada. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, and multiple and possibly overlapping tax structures. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.

Furthermore, there are risks inherent in operating in and expanding into non-U.S. regions, including, but not limited to:

•political and economic instability;
•global health conditions and potential natural disasters;
•unexpected changes in regulatory requirements, including immigration restrictions, tariffs, and other trade barriers and tax regulations, the enforcement of such requirements by applicable governmental authorities and other legal uncertainty;
•limitations on our ability to repatriate cash from our international operations;
•complexities and additional costs in effectively managing our international operations;
•international currency controls and exchange rate fluctuations;
•reduced protection for intellectual property rights; and
•additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results. These risks may be amplified in certain emerging markets in which we do business, including India and Colombia.

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

Strategic and Operational Risks

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

If we are not able to obtain favorable pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including, but not limited to:

•general economic and political conditions;
•the competitive environment in our industry, as described below;
•our clients’ desire to reduce their costs;
•our ability to accurately estimate, attain, and sustain contract revenues, margins, and cash flows over the full contract period; and
•procurement practices of clients and their use of third-party advisors.

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

We have significant relationships with software vendors including IBM and Red Hat, Adobe, Microsoft, Oracle, Salesforce and Sitecore. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations. The financial impact of the loss of one or more software vendors is not reasonably estimable.

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

Indebtedness and Liquidity Risks

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

    In September 2018, we issued $143.8 million in aggregate principal amount of 2.375% Convertible Senior Notes Due 2023 (the “2023 Notes”), of which $5.1 million aggregate principal amount remains outstanding as of December 31, 2020, and in August 2020, we issued $230.0 million in aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”) in private offerings. The 2023 Notes and 2025 Notes (together, the “Notes”) bear interest at a rate of 2.375% and 1.250% per year, respectively. Interest is payable in cash semi-annually. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

    Holders of the Notes have the right to require us to repurchase their notes upon the occurrence of a fundamental change (as defined in the indentures governing the Notes (together, the “Indentures”)) at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indentures or to pay any cash payable on future conversions as required by the Indentures would constitute a default under the Indentures. A default under the Indentures or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

We are subject to counterparty risk with respect to the Notes Hedges.

    In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions (the “Note Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). We will be subject to the risk that one or more of the Option Counterparties, as financial institutions, might default under their respective Note Hedges. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Global economic and political conditions could result in the actual or perceived failure or financial difficulties of financial institutions. If any Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such Option Counterparty.

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

As of December 31, 2020, we had unrestricted cash and cash equivalents totaling $83.2 million and a borrowing capacity under our credit facility of $125.0 million, with $124.8 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $83.2 million of cash and cash equivalents at December 31, 2020, $5.1 million was held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at December 31, 2020 also includes $5.7 million and $2.2 million in cash held by our Colombian and Chinese subsidiaries, respectively. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Human Capital Risks

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

Approximately 7% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of three to six years, with some extensions available. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change. If we are unable to obtain all of the H1-B visas for which we apply, our growth or service offerings may be hindered.

Data Security and Intellectual Property Risks

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

Legal and Tax Risks

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

Financial Risks

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, and Colombian peso against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, and Colombian peso against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

Risks Related to Owning Our Common Stock

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

    In addition, in connection with the issuance of the Notes, we entered into the Notes Hedges with the Option Counterparties. If the Company exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. Also in connection with the issuance of the Notes, we sold net-share-settled warrants (the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The Notes Hedges and Notes Warrants are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

Our stock price and results of operations could fluctuate and be difficult to predict.
Our stock price has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•changes in macroeconomic or political factors unrelated to our business;
•general or industry-specific market conditions or changes in financial markets;
•announcements by us or competitors about developments in our business or prospects;
•projections or speculation about our business or that of competitors by the media or investment analysts; and
•our ability to meet our growth and financial objectives, including with respect to our overall revenue growth, revenue growth for our priority emerging markets and earnings per share growth.

Our results of operations have varied in the past and could vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

•the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to changes in macroeconomic or political conditions unrelated to our business or general market conditions;
•periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work, as well as the stage of completion of existing projects and/or their termination or restructuring;
•contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;
•our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;
•acquisition, integration and operational costs related to businesses acquired;
•the introduction of new products or services by us, competitors or partners;
•changes in our pricing or competitors’ pricing;
•our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;
•changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;
•currency exchange rate fluctuations;
•changes in estimates, accruals or payments of variable compensation to our employees;
•global, regional and local economic and political conditions and related risks, including acts of terrorism; and
•seasonality, including number of workdays, holidays and summer vacations.

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

In addition to the voting securities held by our officers, directors, and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws, Delaware law and certain provisions of the Notes could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. Additionally, certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. These provisions may also discourage acquisition proposals, or delay or prevent a change in control, which could harm our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We have offices in multiple markets throughout the United States and in India, China, Canada, Colombia, Serbia and the United Kingdom. We do not own any real property; all of our office space is leased with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” There were approximately 468 stockholders of record of our common stock as of February 16, 2021, including 420 restricted account holders.

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

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

    None.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program expiring June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

From the program’s inception on August 11, 2008 through December 31, 2020, we have repurchased approximately $239.6 million (15.8 million shares) of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of October 1, 2020	15,645,569	$14.77	15,645,569	$33,852,752
October 1-31, 2020	—	—	—	$33,852,752
November 1-30, 2020	181,399	44.08	181,399	$25,856,684
December 1-31, 2020	9,900	46.99	9,900	$25,391,326
Ending balance as of December 31, 2020	15,836,868	$15.13	15,836,868

(1)Average price paid per share includes commission.

Item 6.	Selected Financial Data.

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2020, has been prepared in accordance with U.S. generally accepted accounting principles. The financial data presented is not directly comparable between periods as a result of the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers in 2018 and Topic 842, Leases in 2019, three acquisitions in 2020, one acquisition in 2019, three acquisitions in 2018, two acquisitions in 2017 and one acquisition in 2016.

The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II, Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II, Item 7.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data:	(In thousands, except per share information)
Revenues	$612,133	$565,527	$498,375	$485,261	$486,982
Cost of revenues	$380,723	$354,213	$319,831	$323,748	$335,702
Selling, general and administrative	$134,675	$134,187	$118,484	$108,192	$101,264
Depreciation and amortization	$28,287	$20,598	$20,428	$19,747	$18,238
Acquisition costs	$3,675	$896	$1,872	$1,359	$1,252
Adjustment to fair value of contingent consideration	$9,519	$301	$1,816	$3,235	$(1,679)
Income from operations	$55,254	$55,332	$35,944	$28,980	$32,205
Net interest expense	$10,128	$7,418	$3,560	$1,838	$1,636
Loss on extinguishment of debt	$4,537	$—	$—	$—	$—
Net other expense (income)	$260	$(27)	$12	$(1)	$60
Income before income taxes	$40,329	$47,941	$32,372	$27,143	$30,509
Net income	$30,181	$37,125	$24,559	$18,581	$20,459
Basic net income per share	$0.95	$1.18	$0.76	$0.56	$0.60
Diluted net income per share	$0.93	$1.15	$0.73	$0.55	$0.58

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$83,204	$70,728	$44,984	$6,307	$10,113
Working capital (1)	$97,630	$127,313	$102,981	$67,935	$76,446
Property and equipment, net	$11,902	$12,170	$6,677	$7,145	$8,888
Operating lease right-of-use assets	$38,539	$27,748	$—	$—	$—
Goodwill and intangible assets, net	$491,499	$373,517	$376,084	$356,304	$320,320
Total assets	$785,761	$640,492	$570,544	$499,060	$456,576
Long-term debt, net	$183,624	$124,664	$120,067	$55,000	$32,000
Non-current operating lease liabilities	$29,098	$19,649	$—	$—	$—
Total stockholders’ equity	$394,078	$381,015	$353,684	$366,351	$359,465

(1) Working capital is total current assets less total current liabilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Perficient is a global digital consultancy transforming how the world’s biggest brands connect with customers and grow their businesses. We help clients, primarily focused in North America, gain competitive advantage by using digital technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. With unparalleled strategy, creative and technology capabilities, across industries, our end-to-end digital consulting services help our clients drive faster speed-to-market capabilities and stronger, more compelling experiences for consumers. We go to market with six primary service categories – strategy and consulting, customer experience and design, innovation and product development, platforms and technology, data and intelligence, and optimized global delivery. Within each service category, and collectively, we deliver a deep and broad portfolio of solutions that enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global and competitive marketplace.

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

Through December 31, 2020, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company’s operations. We expect to maintain many of these steps for the near future. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

    Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 8% of our services revenues for the year ended December 31, 2020 compared to 7% and 8% for the years ended December 31, 2019 and 2018, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Cost of Revenues

Cost of revenues consists of cost of services, primarily related to cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. In accordance with ASC Topic 606, sales of third-party software and hardware are presented on a net basis, and as such, third-party software and hardware costs are not presented within cost of revenues.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing offshore and nearshore capabilities to support our future growth and provide our clients flexible options for project delivery. Our ability to continue to implement our growth plan may be negatively affected by the impact of the COVID-19 pandemic on our operations, and our ability to evaluate potential acquisitions.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Acquisition of PSL

On June 17, 2020, a wholly-owned subsidiary of the Company acquired PSL pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL added more than 600 skilled professionals to the Company and brings strategic client relationships with customers across several industries. Refer to Note 9, Business Combinations, for additional information on the acquisition.

Adoption of ASU No. 2016-13

As further detailed in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective method. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net, and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
Revenues:	2020	2019	2018
Services	99.6%	99.4%	99.1%
Software and hardware	0.4	0.6	0.9
Total revenues	100.0	100.0	100.0
Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	62.2	62.6	64.2
Selling, general and administrative	22.0	23.7	23.8
Depreciation and amortization	4.6	3.6	4.1
Acquisition costs	0.6	0.2	0.4
Adjustment to fair value of contingent consideration	1.6	0.1	0.3
Income from operations	9.0	9.8	7.2
Net interest expense	1.7	1.3	0.7
Loss on extinguishment of debt	0.7	—	—
Net other expense (income)	—	—	—
Income before income taxes	6.6	8.5	6.5
Provision for income taxes	1.7	1.9	1.6
Net income	4.9%	6.6%	4.9%

    A discussion of changes in our financial condition and results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 25, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on our investor relations website at www.perficient.com.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues. Total revenues increased 8% to $612.1 million for the year ended December 31, 2020 from $565.5 million for the year ended December 31, 2019.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Year Ended December 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2020	2019
Services Revenues	$609,583	$561,918	$47,665	$48,988	$(1,323)
Software and Hardware Revenues	2,550	3,609	(1,059)	—	(1,059)
Total Revenues	$612,133	$565,527	$46,606	$48,988	$(2,382)

Services revenues increased 8% to $609.6 million for the year ended December 31, 2020 from $561.9 million for the year ended December 31, 2019. Services revenues delivered by base business resources decreased $1.3 million due to a $10.1 million decrease in reimbursable expenses resulting from travel reductions, while services revenues delivered by resources of acquired companies was $49.0 million, resulting in a total increase of $47.7 million.

Software and hardware revenues decreased 29% to $2.6 million for the year ended December 31, 2020 from $3.6 million for the year ended December 31, 2019.

    Total Cost of Revenues (cost of services, exclusive of depreciation and amortization, discussed separately below). Total cost of revenues increased 7% to $380.7 million for the year ended December 31, 2020 from $354.2 million for the year ended December 31, 2019 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 62% for the year ended December 31, 2020 from 63% for the year ended December 31, 2019 primarily driven by lower reimbursable expenses and other project-related costs. The average bill rate for our professionals decreased to $107 per hour for the year ended December 31, 2020 from $125 per hour for the year ended December 31, 2019. The decrease in the average bill rate was primarily attributable to the addition of more than 600 nearshore resources from the acquisition of PSL in June 2020 and expansion in our global delivery center in India. Excluding PSL and offshore professionals, the average bill rate for our North American professionals was $152 and $148 per hour for the years ended December 31, 2020 and 2019, respectively.

Selling, General and Administrative. SG&A expenses increased to $134.7 million for the year ended December 31, 2020 from $134.2 million for the year ended December 31, 2019 primarily due to increased salary expense and office costs (primarily related to acquisitions), partially offset by decreased travel expense related to travel restrictions in response to the COVID-19 pandemic. SG&A expenses, as a percentage of revenues, was 22% and 24% for the years ended December 31, 2020 and 2019, respectively.

Selling, General and Administrative Expense	Year Ended December 31,		Increase	Percentage Change
(in millions)	2020	2019
Salary expense	$51.0	$48.4	$2.6	5%
Sales-related costs	13.7	13.6	0.1	1%
Office costs	14.2	11.9	2.3	19%
Stock compensation expense	11.9	11.3	0.6	5%
Variable compensation expense	13.0	13.3	(0.3)	(2)%
Travel & entertainment	1.6	6.6	(5.0)	(76)%
Benefits expense	7.6	7.5	0.1	1%
IT/Infrastructure	8.0	6.2	1.8	29%
Bad debt expense	0.9	0.4	0.5	125%
Other	12.8	15.0	(2.2)	(15)%
Total	$134.7	$134.2	$0.5	—%

Depreciation. Depreciation expense increased 22% to $5.4 million for the year ended December 31, 2020 from $4.4 million for the year ended December 31, 2019. Depreciation expense as a percentage of revenues was 0.9% and 0.8% for the years ended December 31, 2020 and 2019, respectively.

Amortization. Amortization expense increased 42% to $22.9 million for the year ended December 31, 2020 from $16.2 million for the year ended December 31, 2019. Amortization expense as a percentage of total revenues was 3.7% for the year ended December 31, 2020 and 2.9% for the year ended December 31, 2019. The increase in amortization expense was primarily due to the addition of intangibles from our three acquisitions in 2020.

Acquisition Costs. Acquisition-related costs of $3.7 million were incurred during 2020 related to the acquisitions of MedTouch, Brainjocks, and PSL compared to $0.9 million during 2019 related to the acquisitions of Sundog Interactive, Inc. (“Sundog”) and MedTouch. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $9.5 million was recorded during the year ended December 31, 2020 which represents the net impact of the fair market value adjustments to the Sundog, MedTouch, Brainjocks, and PSL revenue and earnings-based contingent consideration liabilities, as well as accretion. Our 2020 acquisitions have benefited from cost reductions resulting from travel and other restrictions caused by the COVID-19 pandemic and quicker than anticipated market demand for nearshore work from PSL. An adjustment of $0.3 million was recorded during the year ended December 31, 2019 which represents the net impact of the fair market value adjustments to the Southport Services Group, LLC (“Southport”), Stone Temple Consulting Corporation (“Stone Temple”), Elixiter, Inc. (“Elixiter”) and Sundog revenue and earnings-based contingent consideration liabilities, as well as accretion.

    Net Interest Expense. Net interest expense increased to $10.1 million for the year ended December 31, 2020 from $7.4 million for the year ended December 31, 2019. The increase in net interest expense was primarily due to non-cash amortization of debt discount and issuance costs related to the 2025 Notes issued in August 2020.

Loss on Extinguishment of Debt. During the year ended December 31, 2020, the Company repurchased a portion of the outstanding 2023 Notes, which met the criteria to be accounted for as debt extinguishment, resulting in a loss of $4.5 million.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 25.2% for the year ended December 31, 2020 from 22.6% for the year ended December 31, 2019. The increase in the effective rate is primarily due to the increase in non-deductible transaction costs and contingent consideration compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	December 31,
	2020	2019	2018
Cash and cash equivalents (1)	$83.2	$70.7	$45.0
Working capital (including cash and cash equivalents) (2)	$97.6	$127.3	$103.0
Amounts available under credit facilities	$124.8	$124.8	$124.8

(1)The balance at December 31, 2020 includes $5.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $5.7 million and $2.2 million in cash held in our Colombian and Chinese subsidiaries, respectively. The balance at December 31, 2019 includes $1.1 million held by our Chinese subsidiary.
(2)Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $118.0 million compared to $78.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, the components of operating cash flows were net income of $30.2 million plus net non-cash charges of $66.8 million and reductions in net operating assets of $21.0 million. The primary components of operating cash flows for the year ended December 31, 2019 were net income of $37.1 million plus net non-cash charges of $45.0 million and investments in net operating assets of $4.2 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, we used $91.9 million for acquisitions and $6.7 million to purchase property and equipment and to develop software. During the year ended December 31, 2019, we used $11.1 million for acquisitions and $9.3 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

    For the year ended December 31, 2020, we received $222.7 million of proceeds from the issuances of the 2025 Notes, net of issuance costs, received $22.2 million of proceeds from the sales of net-share-settled warrants and paid $48.9 million for privately negotiated convertible note hedge transactions. We also used $180.4 million to repurchase a portion of the 2023 Notes, received $50.1 million related to the sale of privately negotiated convertible hedge transactions for the 2023 Notes, and paid $43.0 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We drew down $28.0 million from our line of credit, repaid $28.0 million on our line of credit, used $19.6 million to repurchase shares of our common stock through the stock repurchase program, $8.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $2.8 million to settle contingent consideration for the purchase of Elixiter and Sundog. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.3 million. For the year ended December 31, 2019, we used $20.6 million to repurchase shares of our common stock through the stock repurchase program, used $7.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and used $4.3 million to settle the contingent consideration for the purchase of Southport. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2020, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on December 31, 2020) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.14% on December 31, 2020) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2020, the Company had $124.8 million of unused borrowing capacity.

At December 31, 2020, we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program expiring June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. From the program’s inception on August 11, 2008 through December 31, 2020, we have repurchased approximately $239.6 million (15.8 million shares) of our outstanding common stock.

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

Contractual Obligations

For the year ended December 31, 2020, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Leases, and Note 17, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

There were no balances outstanding under the Credit Agreement as of December 31, 2020 and 2019. As of December 31, 2020, there were in aggregate $183.6 million of outstanding Notes, net of unamortized debt discount and issuance costs, compared to $124.7 million as of December 31, 2019. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2020 and 2019 and will become due and payable no later than the final maturity date of August 1, 2025 for the 2025 Notes and September 15, 2023 for the 2023 Notes.

We have incurred commitments to make future payments under contracts such as leases, the Credit Agreement and the Notes, as well as noncancellable purchase obligations, which primarily relate to multi-year third-party software sales. Maturities under these contracts are set forth in the following table as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$42,945	$9,420	$17,556	$10,339	$5,630
Total debt (1)	235,090	—	5,090	230,000	—
Purchase obligations	7,532	1,784	5,505	243	—
Total	$285,567	$11,204	$28,151	$240,582	$5,630

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2020 of $83.2 million, approximately $5.1 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the 2025 Notes issuances in the third quarter of 2020. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $14.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.7 million. As of December 31, 2020, $5.7 million and $2.2 million of the total cash and cash equivalents was held by the Company’s Colombian and Chinese subsidiaries, respectively. The Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the year ended December 31, 2020, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

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

Convertible Debt

    In accordance with accounting for debt with conversion and other options, the Company bifurcated the principal amount of the Notes into liability and equity components. The initial liability component of the Notes was valued based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount is being amortized to interest expense using the effective interest method over the period from the issuance date through the contractual maturity date. The Company utilizes the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

    In connection with the issuance of the Notes, the Company entered into the Notes Hedges with the Option Counterparties. The Notes Hedges provide the Company with the option to acquire, on a net settlement basis, shares of common stock equal to the number of shares of common stock that notionally underlie the Notes and corresponds to the conversion price of the Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. The Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect.

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

During the year ended December 31, 2020, the Company repurchased a portion of the outstanding 2023 Notes, which met the criteria to be accounted for as a debt extinguishment. The cash consideration paid for the partial repurchase was allocated to the liability and equity components of the 2023 Notes based on the fair value of the liability component, which was determined utilizing an estimated discount rate for a similar liability with the same maturity, but without the conversion option. This rate was derived from the observed trading volatility of the repurchased 2023 Notes immediately prior to the repurchase date. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the aggregate cash consideration. The loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of December 31, 2020, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2020, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018 and 2020, we issued the 2023 Notes and the 2025 Notes, respectively, which have a fixed interest rate of 2.375% and 1.250%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2020, the fair value of the 2023 Notes and 2025 Notes was approximately $7.1 million and $263.4 million, respectively.

We had unrestricted cash and cash equivalents totaling $83.2 million at December 31, 2020 and $70.7 million at December 31, 2019. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,204	$70,728
Accounts receivable, net	133,085	129,118
Prepaid expenses	5,575	4,647
Other current assets	4,646	7,404
Total current assets	226,510	211,897
Property and equipment, net	11,902	12,170
Operating lease right-of-use assets	38,539	27,748
Goodwill	427,928	335,564
Intangible assets, net	63,571	37,953
Other non-current assets	17,311	15,160
Total assets	$785,761	$640,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,613	$23,081
Other current liabilities	103,267	61,503
Total current liabilities	128,880	84,584
Long-term debt, net	183,624	124,664
Operating lease liabilities	29,098	19,649
Other non-current liabilities	50,081	30,580
Total liabilities	$391,683	$259,477

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2020 and December 31, 2019)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 50,296,453 shares issued and 32,074,094 shares outstanding as of December 31, 2020; 49,272,243 shares issued and 31,686,991 shares outstanding as of December 31, 2019)	50	49
Additional paid-in capital	459,866	455,465
Accumulated other comprehensive income (loss)	3,746	(2,650)
Treasury stock, at cost (18,222,359 shares as of December 31, 2020; 17,585,252 shares as of December 31, 2019)	(289,225)	(261,624)
Retained earnings	219,641	189,775
Total stockholders’ equity	394,078	381,015
Total liabilities and stockholders’ equity	$785,761	$640,492

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Services	$609,583	$561,918	$494,001
Software and hardware	2,550	3,609	4,374
Total revenues	612,133	565,527	498,375

Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	380,723	354,213	319,831
Selling, general, and administrative	134,675	134,187	118,484
Depreciation	5,430	4,447	4,072
Amortization	22,857	16,151	16,356
Acquisition costs	3,675	896	1,872
Adjustment to fair value of contingent consideration	9,519	301	1,816
Income from operations	55,254	55,332	35,944

Net interest expense	10,128	7,418	3,560
Loss on extinguishment of debt	4,537	—	—
Net other expense (income)	260	(27)	12
Income before income taxes	40,329	47,941	32,372
Provision for income taxes	10,148	10,816	7,813

Net income	$30,181	$37,125	$24,559

Basic net income per share	$0.95	$1.18	$0.76
Diluted net income per share	$0.93	$1.15	$0.73
Shares used in computing basic net income per share	31,793	31,344	32,415
Shares used in computing diluted net income per share	32,516	32,243	33,502

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$30,181	$37,125	$24,559
Other comprehensive income (loss): net of reclassification adjustments and income taxes
Foreign benefit plan, net of tax	(149)	(71)	211
Foreign currency translation adjustment, net of tax	6,545	9	(977)
Comprehensive income	$36,577	$37,063	$23,793

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Common Stock
Beginning of period	$49	$48	$47
Stock compensation related to restricted stock vesting and retirement savings plan contributions	1	1	1
End of period	50	49	48
Additional Paid-in Capital
Beginning of period	455,465	437,250	403,906
Proceeds from the sales of stock through the Employee Stock Purchase Plan	310	178	167
Stock compensation related to restricted stock vesting and retirement savings plan contributions	18,514	16,581	15,730
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	10,184	1,456	5,739
Equity component of convertible notes, net of tax	36,386	—	15,547
Debt issuance costs of convertible notes allocated to equity, net of tax	(1,147)	—	(523)
Purchase of hedges on convertible notes, net of tax	(36,387)	—	(15,376)
Proceeds from issuance of warrants on convertible notes	22,218	—	12,060
Equity component of repurchase of 2023 convertible notes	(52,711)	—	—
Proceeds from sale of hedges related to 2023 convertible notes	50,062	—	—
Purchases of warrants related to 2023 convertible notes	(43,028)	—	—
End of period	459,866	455,465	437,250
Accumulated Other Comprehensive Income (Loss)
Beginning of period	(2,650)	(2,588)	(1,822)
Foreign benefit plan, net of tax	(149)	(71)	211
Foreign currency translation adjustment, net of tax	6,545	9	(977)
End of period	3,746	(2,650)	(2,588)
Treasury Stock
Beginning of period	(261,624)	(233,676)	(163,871)
Purchases of treasury stock and buyback of shares for taxes	(27,601)	(27,948)	(69,502)
Surrender of stock in conjunction with net working capital settlement	—	—	(303)
End of period	(289,225)	(261,624)	(233,676)
Retained Earnings
Beginning of period	189,775	152,650	128,091
Cumulative effect of accounting changes (See Note 2)	(315)	—	—
Net income	30,181	37,125	24,559
End of period	219,641	189,775	152,650
Total Stockholders’ Equity	$394,078	$381,015	$353,684

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
Common Stock, shares
Beginning of period	31,687	31,771	33,250
Proceeds from the sales of stock through the Employee Stock Purchase Plan	9	6	7
Stock compensation related to restricted stock vesting and retirement savings plan contributions	678	783	785
Purchases of treasury stock and buyback of shares for taxes	(637)	(927)	(2,523)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	337	54	266
Surrender of stock in conjunction with net working capital settlement	—	—	(14)
End of period	32,074	31,687	31,771

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$30,181	$37,125	$24,559
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	5,430	4,447	4,072
Amortization	22,857	16,151	16,356
Loss on extinguishment of debt	4,537	—	—
Deferred income taxes	(1,588)	2,041	1,378
Non-cash stock compensation and retirement savings plan contributions	19,146	17,425	15,731
Amortization of debt issuance costs and discounts	6,855	4,667	1,435
Adjustment to fair value of contingent consideration for purchase of business	9,519	301	1,816

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,237	(3,402)	(245)
Other assets	1,821	(7,677)	(2,402)
Accounts payable	861	(1,356)	1,241
Other liabilities	10,104	8,243	4,639
Net cash provided by operating activities	117,960	77,965	68,580

INVESTING ACTIVITIES
Purchase of property and equipment	(5,266)	(8,082)	(4,084)
Capitalization of internally developed software costs	(1,465)	(1,174)	(564)
Purchase of businesses, net of cash acquired	(91,883)	(11,143)	(26,640)
Net cash used in investing activities	(98,614)	(20,399)	(31,288)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	230,000	—	143,750
Payment for convertible notes issuance costs	(7,253)	—	(4,832)
Purchase of convertible notes hedges	(48,944)	—	(20,686)
Proceeds from issuance of convertible notes warrants	22,218	—	12,060
Payments for repurchase of 2023 convertible notes	(180,420)	—	—
Proceeds from sale of of hedges related to 2023 convertible notes	50,062	—	—
Repurchase of warrants related to 2023 convertible notes	(43,028)	—	—
Proceeds from line of credit	28,000	—	161,000
Payments on line of credit	(28,000)	—	(216,000)
Payment of contingent consideration for purchase of business	(2,820)	(4,281)	(4,038)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	310	178	167
Purchases of treasury stock	(19,573)	(20,612)	(64,441)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(8,028)	(7,336)	(5,061)
Net cash (used in) provided by financing activities	(7,476)	(32,051)	1,919
Effect of exchange rate on cash and cash equivalents	606	229	(534)
Change in cash and cash equivalents	12,476	25,744	38,677
Cash and cash equivalents at beginning of period	70,728	44,984	6,307
Cash and cash equivalents at end of period	$83,204	$70,728	$44,984

Supplemental disclosures:
Cash paid for income taxes	$5,256	$7,405	$5,127
Cash paid for interest	$3,411	$3,674	$1,399
Non-cash activities:
Stock issued for purchase of businesses (including settlement of contingent consideration)	$8,729	$1,294	$5,134
Stock surrendered by sellers in conjunction with net working capital settlement	$—	$—	$303
Liability incurred for purchase of property, plant and equipment	$503	$1,851	$—

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company”) is a global digital consultancy. Perficient’s work enables clients, primarily focused in North America, to deliver experiences that surpass customer expectations; become more human-centered, authentic, and trusted; innovate through digital technologies; outpace competition; grow and strengthen relationships with customers, suppliers, and partners; and reduce costs.

Through December 31, 2020, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, the Company’s operating results for the year ended December 31, 2020 are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its continuing effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies.

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

Allowance for Credit Losses

As of January 1, 2020, the Company estimates its allowance for credit losses in accordance with ASC Topic 326, Financial Instruments - Credit Losses. See Note 8, Allowance for Credit Losses, for information regarding the Company’s accounting policies related to the allowance for credit losses.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment. Based upon the Company’ s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2020, 2019 or 2018.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one year to 10 years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. No impairment of intangible assets was recorded for 2020, 2019 or 2018.

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

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments. The Company’s long-term debt balance related to its 2.375% Convertible Senior Notes Due 2023 (“2023 Notes”) and 1.250% Convertible Senior Notes Due 2025 (“2025 Notes”)

are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. See Note 12, Long-Term Debt, for information regarding the Company’s convertible debt accounting policies.

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

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. During each of the years ended December 31, 2020, 2019 and 2018, approximately 98% of the Company’s revenues were derived from clients in the United States. For the years ended December 31, 2020 and 2019, 20% and 4%, respectively, of the Company’s non-current assets were located outside the United States, the majority of which were comprised of goodwill and other intangible assets from acquisitions outside of the United States.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard on January 1, 2018 using the modified retrospective method which requires a cumulative-effect adjustment to the opening balance of retained earnings within stockholders’ equity. The impact of adoption was immaterial as of January 1, 2018, and therefore, did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year end December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The Company adopted ASC Topic 842 as of January 1, 2019 using the modified retrospective transition method provided by ASU No. 2018-11. The Company elected the package of practical expedients granted by ASU No. 2016-2 and did not reassess whether existing contracts contained a lease, the classification of existing leases, and unamortized indirect costs as of January 1, 2019. The Company also elected the practical expedient related to the combination of lease and non-lease components and included fixed payments related to common area maintenance expense for the Company’s office leases in the measurement of the Company’s ROU assets and lease liabilities. There was no impact on net income, cash flows or net assets as a result of adoption. Refer to Note 16, Leases, for additional disclosures resulting from the adoption of ASU No. 2016-02 and its amendments.

In June 2016, the FASB issued ASU No. 2016-13, which amended the guidance of ASC Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net, and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company will adopt this ASU on January 1, 2022 and is currently evaluating the method of adoption and the related impact of the new guidance on earnings per share and on its financial statements.

3. Revenues

The Company’s revenues consist of services and software and hardware sales. In accordance with ASC Topic 606, revenues are recognized when control of services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2020 and 2019 was $9.4 million and $7.7 million, respectively. During the twelve months ended December 31, 2020, deferred revenue balances of $4.0 million were assumed in the Company’s acquisitions, and substantially all of the December 31, 2019 deferred revenue balance was recognized in revenue during the year ended December 31, 2020.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2020 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Year Ended December 31, 2020
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$436,466	$—	$436,466
Fixed fee percent complete contracts	51,752	—	51,752
Fixed fee contracts	95,237	—	95,237
Reimbursable expenses	10,110	—	10,110
Total professional services fees	593,565	—	593,565
Other services revenue*	13,536	2,482	16,018
Total services	607,101	2,482	609,583
Software and hardware	—	2,550	2,550
Total revenues	$607,101	$5,032	$612,133

	Year Ended December 31, 2019
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$384,422	$—	$384,422
Fixed fee percent complete contracts	41,484	—	41,484
Fixed fee contracts	104,056	—	104,056
Reimbursable expenses	15,474	—	15,474
Total professional services fees	545,436	—	545,436
Other services revenue*	13,604	2,878	16,482
Total services	559,040	2,878	561,918
Software and hardware	—	3,609	3,609
Total revenues	$559,040	$6,487	$565,527

	Year Ended December 31, 2018
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$339,708	$—	$339,708
Fixed fee percent complete contracts	38,234	—	38,234
Fixed fee contracts	84,374	—	84,374
Reimbursable expenses	13,348	—	13,348
Total professional services fees	475,664	—	475,664
Other services revenue*	14,814	3,523	18,337
Total services	490,478	3,523	494,001
Software and hardware	—	4,374	4,374
Total revenues	$490,478	$7,897	$498,375

    * Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$599,236	$552,357	$487,849
Canada	3,376	3,477	3,481
Other countries	9,521	9,693	7,045
Total revenues	$612,133	$565,527	$498,375

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2020, a substantial portion of the services the Company provided were built on IBM, Adobe, Oracle, and Microsoft platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 5% of total revenues for the years ended December 31, 2020, 2019 and 2018.

5. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2020, there were 1.4 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2020 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2019	1,097	$27.14
Awards granted (1)	459	$41.07
Awards vested (2)	(588)	$24.75
Awards forfeited	(63)	$33.16
Restricted stock awards outstanding at December 31, 2020	905	$35.34

(1)The weighted average grant date fair value of shares granted during 2019 and 2018 was $33.38 and $23.62, respectively.
(2)The total fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $24.6 million, $23.3 million and $15.8 million, respectively.

The Company recognized $19.5 million, $17.9 million and $16.4 million of share-based compensation expense during 2020, 2019 and 2018, respectively, which included $3.4 million, $3.2 million and $2.7 million of expense for retirement savings plan contributions, respectively. The associated current and future income tax benefit recognized during 2020, 2019 and 2018 was $2.6 million, $3.5 million and $3.3 million, respectively. As of December 31, 2020, there was $26.0 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Restricted stock awards generally vest over a three-year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. During the year ended December 31, 2020, 9,081 shares were purchased under the ESPP.

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

6. Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to unvested restricted stock, convertible senior notes, warrants, and acquisition consideration using the treasury method, unless such additional equivalent shares are anti-dilutive.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2020	2019	2018
Net income	$30,181	$37,125	$24,559
Basic:
Weighted-average shares of common stock outstanding	31,793	31,344	32,415
Shares used in computing basic net income per share	31,793	31,344	32,415

Effect of dilutive securities:
Restricted stock subject to vesting	417	673	672
Shares issuable for conversion of convertible senior notes	52	—	—
Shares issuable for acquisition consideration (1)	254	226	415
Shares used in computing diluted net income per share	32,516	32,243	33,502

Basic net income per share	$0.95	$1.18	$0.76
Diluted net income per share	$0.93	$1.15	$0.73

(1)For the year ended December 31, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (vi) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); and (vii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”), as part of the consideration. For the year ended December 31, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with RAS; (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple; (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog, as part of the consideration. For the year ended December 31, 2018, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with BioPharm Systems, Inc. (“BioPharm”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with RAS; (iv) the Asset Purchase Agreement with Clarity Consulting, Inc. and Truth Labs, LLC (together, “Clarity”); (v) the Asset Purchase Agreement with Southport; (vi) the Asset Purchase Agreement with Stone Temple; and (vii) the Agreement and Plan of Merger with Elixiter, as part of the consideration.

    The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Restricted stock subject to vesting	2	26	31
Convertible senior notes	4,451	3,823	3,823
Warrants related to the issuance of convertible senior notes	8,275	3,823	3,823
Total anti-dilutive securities	12,728	7,672	7,677

    See Note 12, Long-term Debt, for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program expiring June 30, 2021. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

From the program’s inception on August 11, 2008 through December 31, 2020, the Company has repurchased approximately $239.6 million (15.8 million shares) of outstanding common stock.

7. Balance Sheet Components

	December 31,
	2020	2019
	(In thousands)
Accounts receivable:
Billed accounts receivable, net	$85,998	$87,021
Unbilled revenues, net	47,087	42,097
Total	$133,085	$129,118

Property and equipment:
Computer hardware (useful life of 3 years)	$15,640	$12,995
Furniture and fixtures (useful life of 5 years)	4,597	3,883
Leasehold improvements (useful life of 5 years)	6,607	5,674
Software (useful life of 1 to 7 years)	5,342	5,272
Less: Accumulated depreciation	(20,284)	(15,654)
Total	$11,902	$12,170

Other current liabilities:
Accrued variable compensation	$27,527	$27,030
Deferred revenues	9,422	7,733
Estimated fair value of contingent consideration liability (Note 9)	33,943	4,196
Current operating lease liabilities	10,321	8,992
Deferred employer FICA payments	5,523	—
Payroll related costs	5,738	3,716
Professional fees	736	1,758
Accrued medical claims expense	2,405	1,905
Other current liabilities	7,652	6,173
Total	$103,267	$61,503

Other non-current liabilities:
Deferred income taxes	$20,911	$11,108
Deferred employer FICA payments	5,523	—
Other non-current liabilities	10,443	8,680
Non-current software accrual	5,748	5,226
Deferred compensation liability	7,456	5,566
Total	$50,081	$30,580

8. Allowance for Credit Losses

The Company adopted ASU No. 2016-13 on January 1, 2020. See Note 2, Summary of Significant Accounting Policies, for a discussion of the ASU and the impact of adoption. As a result of the adoption, the Company amended its accounting policies for the allowance for credit losses. In accordance with ASU No. 2016-13, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. A higher allowance for credit losses was recorded during the year ended December 31, 2020 due to the adverse impact the COVID-19 pandemic has had and likely will have on factors that affect the Company’s estimate of future credit losses.

Prior to the adoption of ASU No. 2016-13, the allowance for credit losses was based upon specific identification of likely and probable losses. Each accounting period, accounts receivable was evaluated for risk associated with a client’s inability to make contractual payments, historical experience, and other currently available information.

Activity in the allowance for credit losses is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at December 31	$464	$810	$1,272
Impact of ASU No. 2016-13 adoption	423	—	—
Opening balance at January 1	887	810	1,272
Charges to expense, net of recoveries	855	428	393
Uncollected balances written off	(677)	(774)	(855)
Balance at December 31	$1,065	$464	$810

9. Business Combinations

2020 Acquisitions

Acquisition of MedTouch

    On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The acquisition of MedTouch expands the Company’s digital healthcare marketing services.

    The Company’s total allocable purchase price consideration was $20.0 million. The purchase price was comprised of $13.9 million in cash paid and $1.9 million in Company common stock issued at closing. The purchase price also included $4.2 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $10.2 million. As of December 31, 2020, the Company’s best estimate of the fair value of the contingent consideration was $8.9 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $4.7 million during the twelve months ended December 31, 2020. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred.

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

    The Company's total allocable purchase price consideration was $21.2 million. The purchase price was comprised of $15.8 million in cash paid and $2.4 million in Company common stock issued at closing, increased by $0.7 million for a net working capital adjustment paid to the seller in the fourth quarter of 2020. The purchase price also included $2.3 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $4.8 million. As of December 31, 2020, the Company’s best estimate of the fair value of the contingent consideration was $3.6 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $1.3 million during the twelve months ended December 31, 2020. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. On May 4, 2020 pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company now has facilities located in Novi Sad, Serbia.

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

    The Company’s total allocable purchase price consideration was $83.1 million, net of cash acquired. The purchase price was comprised of $60.8 million in cash paid (net of cash acquired) and $4.5 million in Company common stock issued at closing, increased by $0.2 million for a net working capital adjustment paid to the sellers in the fourth quarter of 2020. The purchase price also included $17.6 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition with a maximum cash payout of $22.2 million. As of December 31, 2020, the Company’s best estimate of the fair value of the contingent consideration was $21.5 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $3.9 million during the twelve months ended December 31, 2020. The Company incurred approximately $2.0 million in transaction costs, which were expensed when incurred.

The Company has estimated the allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Acquired tangible assets	$11.6
Identified intangible assets	29.6
Liabilities assumed	(19.4)
Goodwill	61.3
Total purchase price	$83.1

As the Company continues its evaluation of the acquired assets and assumed liabilities of PSL, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of the acquisition date. The measurement period adjustments resulted in an increase to the total purchase price of $1.1 million, an increase to acquired tangible assets of $0.5 million, a decrease to identified intangible assets of $0.4 million, an increase to liabilities assumed of $3.4 million and an increase to goodwill of $4.4 million during the year ended December 31, 2020.

    The goodwill is non-deductible for tax purposes.

The above purchase price accounting estimates for PSL are pending finalization of a net working capital adjustment that is subject to final adjustment as the Company evaluates information during the measurement period.

The following table presents details of the intangible assets acquired during the year ended December 31, 2020 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	6 years	5 - 7 years	$33.0
Customer backlog	1 year	1 year	9.6
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	0.4
Developed software	4 years	3 - 5 years	1.5
Total acquired intangible assets			$44.7

The aggregate amounts of revenue and net income of the MedTouch, Brainjocks, and PSL acquisitions included in the Company’s Consolidated Statements of Operations from the acquisition date to December 31, 2020 are as follows (in thousands):

Acquisition Date to December 31, 2020
Revenues	$44,998
Net income	$(869)

Pro-forma Results of Operations (Unaudited)

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the years ended December 31, 2020 and 2019, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch or Brainjocks because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

	Year Ended December 31,
	2020	2019
Revenues	$628,762	$598,082
Net income	$38,857	$28,315
Basic net income per share	$1.22	$0.90
Diluted net income per share	$1.19	$0.87
Shares used in computing basic net income per share	31,926	31,344
Shares used in computing diluted net income per share	32,595	32,413

2019 Acquisitions

Acquisition of Sundog

    On May 22, 2019, the Company acquired substantially all of the assets of Sundog, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Sundog expands the Company’s strategic marketing and technical delivery services.

    The Company’s total allocable purchase price consideration was $14.1 million, comprised of $10.3 million in cash paid and $1.3 million in Company common stock issued at closing, increased by $0.6 million for a net working capital adjustment paid to the seller in the first quarter of 2020. The purchase price also included $1.9 million representing the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller 12 months after the closing date of the acquisition with a maximum cash payout of $3.6 million. Sundog achieved a portion of the maximum cash payout pursuant to the purchase agreement, and as a result, the Company paid $2.5 million in contingent consideration in the fourth quarter of 2020. The amount of goodwill deductible for tax purposes is $8.0 million.

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

2018 Acquisitions

    During the year ended December 31, 2018, the Company acquired substantially all of the assets of Southport and Stone Temple, pursuant to the terms of the respective Asset Purchase Agreements, and acquired Elixiter pursuant to the terms of an Agreement and Plan of Merger. The Company’s aggregate total allocable purchase price consideration was $39.0 million, comprised of $26.6 million in cash paid and $5.2 million in Company common stock issued at closing, increased by $0.8 million for net working capital adjustments paid to the sellers. The purchase price also included $6.4 million representing the aggregate initial fair value estimates of additional revenue and earnings-based contingent consideration, which resulted in aggregate payments of $6.5 million to the sellers that achieved a portion of the maximum cash payout 12 months after the respective closing dates of the acquisitions. The amount of goodwill deductible for tax purposes is $17.7 million.

The results of the 2018, 2019 and 2020 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

10. Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$335,564	$327,992
Purchase price allocations for acquisitions (Note 9)	86,640	7,654
Effect of foreign currency translation adjustments	5,724	(82)
Balance, end of year	$427,928	$335,564

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$97,497	$(44,185)	$53,312	$82,431	$(49,716)	$32,715
Non-compete agreements	1,479	(831)	648	1,264	(601)	663
Customer backlog	10,353	(5,941)	4,412	1,102	(987)	115
Trade name	449	(281)	168	60	(37)	23
Developed software	13,962	(8,931)	5,031	10,984	(6,547)	4,437
Total	$123,740	$(60,169)	$63,571	$95,841	$(57,888)	$37,953

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Total amortization expense for the years ended December 31, 2020, 2019 and 2018 was $22.9 million, $16.2 million and $16.4 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2021	$21,869
2022	$15,756
2023	$11,003
2024	$7,971
2025	$4,618
Thereafter	$2,354

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service. For 2020, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant. The Company recognized

$6.8 million, $6.7 million and $5.6 million of expense for the matching cash and Company stock contribution in 2020, 2019 and 2018, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2020 and 2019, the deferred compensation liability balance was $7.5 million and $5.7 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies. As of December 31, 2020 and 2019, the COLI asset balance was $7.4 million and $5.6 million, respectively.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2020 and 2019, the defined benefit plan liability, which is unfunded, was immaterial.

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

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2020, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on December 31, 2020) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.14% on December 31, 2020) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2020, the Company had $124.8 million of unused borrowing capacity.

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

At December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $7.3 million, were $222.7 million. The Company used (i) $172.0 million of the net proceeds to partially repurchase the 2023 Notes (as defined and described below), and (ii) $26.7 million of the net proceeds to fund the cost of entering into the 2025 Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the 2025 Notes Warrants (as defined below). The remaining proceeds of $24.0 million will be used for working capital or other general corporate purposes.

    The 2025 Notes bear interest at a rate of 1.250% per year. Interest is payable in cash on February 1 and August 1 of each year, with the first payment made on February 1, 2021. The 2025 Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 19.3538 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $51.67 per share of common stock. After consideration of the 2025 Notes Hedges and 2025 Notes Warrants, the conversion rate is effectively hedged to a price of $81.05 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2025 Notes in cash upon conversion.

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

Convertible Senior Notes due 2023

    On September 11, 2018, the Company issued $143.8 million aggregate principal amount of the 2023 Notes in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million.

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

In August and December 2020, the Company repurchased a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”), leaving 2023 Notes with aggregate principal amount of $5.1 million outstanding as of December 31, 2020. The Company used $172.0 million of the net proceeds from the 2025 Notes issuance in August 2020 and $9.7 million of additional cash in December 2020 to complete the 2023 Notes Partial Repurchase, of which a total of $127.7 million and $52.7 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The cash consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of approximately 5%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. To derive this effective discount rate, the Company observed the trading details of its 2023 Notes immediately prior to the repurchase dates to determine the volatility of its 2023 Notes. The Company utilized the observed volatility to calculate the effective discount rate, which was adjusted to reflect the term of the remaining 2023 Notes. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the aggregate cash consideration. The $4.5 million loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.4 million.

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

    As of December 31, 2020, none of the conditions permitting holders to convert their Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the Notes. Based on the closing price of the Company's common stock of $47.65 per share on December 31, 2020, the conversion value of the 2025 Notes was less than the principal amount of the 2025 Notes outstanding on a per note basis, and the conversion value of the 2023 Notes was greater than the principal amount of the 2023 Notes outstanding on a per note basis.

    The liability components of the 2025 and 2023 Notes consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
Liability component:	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$230,000	$5,090	$—	$143,750
Less: Unamortized debt discount	(45,690)	(426)	—	(16,033)
Unamortized debt issuance costs	(5,271)	(79)	—	(3,053)
Net carrying amount	$179,039	$4,585	$—	$124,664

    Interest expense for the years ended December 31, 2020, 2019 and 2018 related to the Notes consisted of the following (in thousands):

2025 Notes

	Year Ended December 31,
	2020	2019	2018
Coupon interest	$1,094	$—	$—
Amortization of debt discount	3,254	—	—
Amortization of debt issuance costs	438	—	—
Total interest expense recognized	$4,786	$—	$—

2023 Notes

	Year Ended December 31,
	2020	2019	2018
Coupon interest	$2,200	$3,414	$1,043
Amortization of debt discount	2,561	3,773	1,111
Amortization of debt issuance costs	533	824	252
Total interest expense recognized	$5,294	$8,011	$2,406

Convertible Notes Hedges

    In connection with the issuance of the 2025 Notes and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2025 Notes Hedges” and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and corresponds to the conversion price of the 2025 Notes. The 2023 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 0.1 million shares (after consideration of the 2023 Notes Partial Repurchase) of common stock at a strike price of $37.60, which is equal to the number of shares of common stock that notionally underlie the 2023 Notes and corresponds to the conversion price of the 2023 Notes after the partial repurchase discussed above. If the Company elects cash settlement and exercises the 2025 Notes Hedges or the 2023 Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. Upon initial purchase, the 2025 Notes Hedges and 2023 Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $48.9 million and $20.7 million, respectively, partially offset by the deferred tax effect of $12.6 million and $5.3 million, respectively. In 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity.

Convertible Notes Warrants

    In connection with the issuance of the 2025 Notes and 2023 Notes, the Company also sold net-share-settled warrants (the “2025 Notes Warrants” and the “2023 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2025 Notes Warrants and 2023 Notes Warrants was approximately $81.05 and $46.62 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2025 Notes Warrants and 2023 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $81.05 for any fiscal quarter for the 2025 Notes Warrants and $46.62 for the 2023 Notes Warrants. The 2025 Notes Warrants and 2023 Notes Warrants expire over a period of 100 trading days commencing on November 1, 2025 and December 15, 2023, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. Upon initial sale, the 2025 Notes Warrants and 2023 Notes Warrants were recorded as an increase in additional paid-in capital within stockholders’ equity of $22.2 million and $12.1 million, respectively. In 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $43.0 million. The repurchase was recorded as a reduction in additional paid-in capital within stockholders' equity.

13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through 2020 is $19.9 million.

As of December 31, 2020, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $0.8 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$6,010	$5,000	$4,030
State	2,433	2,724	1,222
Foreign	3,293	1,051	1,183
Total current	11,736	8,775	6,435

Deferred:
Federal	574	1,570	835
State	171	467	250
Foreign	(2,333)	4	293
Total deferred	(1,588)	2,041	1,378
Total provision for income taxes	$10,148	$10,816	$7,813

The components of pretax income for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$36,747	$43,330	$27,613
Foreign	3,582	4,611	4,759
Total	$40,329	$47,941	$32,372

For the year ended December 31, 2020, foreign operations included India, Colombia, Canada, China, Serbia and the United Kingdom. For the years ended December 31, 2019 and 2018, foreign operations included India, Canada, China and the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$1,473	$1,545
Operating lease liabilities	7,195	5,060
Allowance for doubtful accounts	273	119
Net operating losses	203	287
Deferred compensation liability	2,511	2,324
Intangible assets	1,844	7,946
Total deferred tax assets	13,499	17,281
Deferred tax liabilities:
Prepaid expenses	1,206	1,044
Accounting method change	10	20
Foreign exchange adjustments	1,828	—
Operating lease right-of-use assets	6,909	4,798
Goodwill and intangible assets	23,027	20,999
Property and equipment	1,430	1,528
Total deferred tax liabilities	34,410	28,389
Net deferred tax liability	$20,911	$11,108

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

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.2	4.3	4.5
Effect of foreign operations	0.5	0.2	1.5
Stock compensation	(0.3)	(1.0)	2.0
Non-deductible acquisition costs	3.1	0.2	0.2
Research and development tax credit	(3.9)	(1.8)	(5.0)
U.S. domestic production deduction	(0.1)	(0.1)	(0.1)
Other	(0.3)	(0.2)	—
Effective tax rate	25.2%	22.6%	24.1%

The effective income tax rate increased to 25.2% for the year ended December 31, 2020 from 22.6% for the year ended December 31, 2019 primarily due to an increase in non-deductible transaction costs and contingent consideration compared to the prior year.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during 2017, the Company determined that as a result of changes in the business and macroeconomic environment, the foreign earnings of the Company’s Chinese subsidiary were no longer permanently reinvested. During 2020, the Company also acquired a subsidiary in Colombia and has determined that the earnings from that subsidiary will also not be permanently reinvested. The Company may repatriate available earnings from either of these subsidiaries from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China and Colombia, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to applicable non-U.S. withholding taxes. As of December 31, 2020, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $14.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.7 million.

Under the provisions of ASC Section 740-10-25, the Company had an unrecognized tax benefit of $7.1 million (excluding $0.9 million of interest) and $4.7 million (excluding $0.6 million of interest) as of December 31, 2020 and 2019, respectively. If the Company’s assessment of unrecognized tax benefits is not representative of actual outcomes, the Company’s consolidated financial statements could be significantly impacted in the period of settlement or when the statute of limitations expires.

The following table is a reconciliation of beginning and ending balances of total amounts of gross unrecognized tax benefits (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$4,665	$3,165
Additions based on tax positions related to current year	1,102	753
Additions based on tax positions related to prior years	1,317	747
Balance at end of year	$7,084	$4,665

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.7 million during the year ended December 31, 2020, and were immaterial during each of the years ended December 31, 2019 and 2018. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2020	2019
Derivatives not designated as hedges
Foreign exchange contracts	$16,008	$2,523
Total derivatives not designated as hedges	$16,008	$2,523

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

    All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2020, $66.0 million of the Company’s cash and cash equivalents balance related to money-market fund investments. As of December 31, 2019, $64.2 million of the Company’s cash and cash equivalents balance related to money-market fund investments and $3.0 million related to fixed time deposits. These short-term money-market funds and fixed time deposits are considered Level 1 investments.

    The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. Refer to Note 11, Employee Benefit Plans, for the fair value of the COLI asset as of December 31, 2020 and 2019.

    The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2020 and 2019 was immaterial.

    The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs include revenue growth rates, which ranged from 5% to 15%, and volatility rates, which ranged from 4% to 5% for revenue and 19% to 37% for earnings. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2020 and 2019.

    The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

    The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement based on inputs that ranged from 5% to 8%. The approximate fair value of the 2025 Notes as of December 31, 2020 was $263.4 million, and the approximate fair value of the 2023 Notes as December 31, 2020 and 2019 was $7.1 million and $195.4 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered a Level 2 fair value measurement.

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

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842 for the years ended December 31, 2020 and 2019.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2020	December 31, 2019
Current portion included within other current liabilities	$10,321	$8,992
Non-current portion included within operating lease liabilities	29,098	19,649
Total	$39,419	$28,641

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

December 31, 2020
2021	$9,420
2022	9,791
2023	7,765
2024	5,950
2025	4,389
Thereafter	5,630
Total future lease payments	42,945
Less implied interest	(3,526)
Total	$39,419

Operating lease expense for the years ended December 31, 2020 and 2019 was $12.2 million and $9.9 million, respectively, of which $1.5 million and $1.3 million related to variable lease payments. Short term lease payments were immaterial for the years ended December 31, 2020 and 2019. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended December 31, 2020 and 2019 were $10.8 million and $8.3 million, respectively. ROU assets obtained in exchange for lease liabilities during the years ended December 31, 2020 and 2019 were $20.1 million and $12.7 million, respectively. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2020 and 2019 was 5 years and 4 years, respectively, and the weighted average incremental borrowing rate as of December 31, 2020 and 2019 was 3.5% and 4.6%, respectively.

The following discussion relates to the Company’s lease accounting policy under ASC Topic 840 for the year ended December 31, 2018. Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amounts charged to operations and amounts paid as accrued rent expense. Rent expense for the year ended December 31, 2018 was $8.3 million.

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

    During 2019, the Company entered into agreements to purchase internal use software licenses payable over multiple years. As a result, the Company has recorded $1.7 million in “Current liabilities” and $0.2 million in “Non-current liabilities” in the Consolidated Balance Sheet as of December 31, 2020.

18. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2020 and 2019. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Unaudited)
Total revenues	$145,562	$146,339	$157,678	$162,554
Total cost of revenues	93,217	91,155	96,704	99,647
Income from operations	12,436	11,739	15,665	15,414
Income before income taxes	10,503	9,693	8,529	11,604
Net income	8,974	6,609	6,177	8,421
Basic net income per share	0.28	0.21	0.19	0.27
Diluted net income per share	0.27	0.20	0.19	0.26

	Three Months Ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited)
Total revenues	$133,815	$141,869	$144,684	$145,159
Total cost of revenues	86,071	89,515	89,235	89,392
Income from operations	10,530	13,381	15,808	15,613
Income before income taxes	8,772	11,527	13,903	13,739
Net income	7,026	8,528	9,779	11,792
Basic net income per share	0.22	0.27	0.31	0.38
Diluted net income per share	0.22	0.27	0.30	0.36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired substantially all of the assets of MedTouch LLC in January 2020, substantially all of the assets of Catalyst Networks, Inc. (Brainjocks) in March 2020, and all of the outstanding capital stock of Productora de Software S.A.S. (PSL) in June 2020 (the acquired businesses), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, the acquired businesses’ internal control over financial reporting associated with 3% of total assets excluding goodwill and other intangible assets and 7% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

Change in Accounting Principle

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Fixed fee percent complete contract revenue recognition

As discussed in Note 3 to the consolidated financial statements, revenue recognized from fixed fee percent complete contracts was $51.8 million for the year ended December 31, 2020. Revenue is recognized for these contracts over time using an input method based on the ratio of hours expended to total estimated hours.

We identified the evaluation of fixed fee percent complete contract revenue recognition as a critical audit matter. Specifically, evaluating the Company’s estimate of hours to complete open contracts required subjective auditor judgment as changes in the total estimated hours by contract could have an impact on revenue recognized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to determine fixed fee percent complete contract revenue recognition, including total estimated hours by contract. This included controls related to estimating and monitoring hours by contract. For a selection of closed contracts, we compared the Company’s prior period total estimated hours by contract to revised forecasts or the final amount of total hours by contract to assess the Company’s ability to accurately estimate hours. We evaluated the Company’s estimate of total contract hours for a sample of open contracts by interviewing operational personnel of the Company to evaluate progress to date and factors impacting the estimated hours to complete the contract and inspecting correspondence between the Company and the customer to assess contract progress.

Issuance of 1.250% convertible senior notes and repurchase of 2.375% convertible senior notes

As discussed in Note 12 to the consolidated financial statements, in August 2020, the Company completed a private placement offering of $230.0 million 1.250% convertible senior notes (the 2025 notes). In connection with the issuance of the 2025 notes, the Company entered into convertible note hedge transactions and also sold net-share-settled warrants (the concurrent transaction). The Company used $172.0 million of the net proceeds from the issuance of the 2025 notes and $9.7 million of additional cash to repurchase a majority of the previously outstanding 2.375% convertible senior notes (the 2023 notes) in August 2020 and December 2020.

We identified the evaluation of the accounting for the 2025 notes, concurrent transaction, and August 2020 repurchase of the 2023 notes and the valuation of the liability components of the 2025 notes and 2023 notes as a critical audit matter. The 2025 notes, concurrent transaction and the August 2020 repurchase of the 2023 notes required complex auditor judgment, and specialized skills and knowledge to evaluate the appropriate accounting guidance. In addition, evaluating the fair value of the liability components of the 2025 notes upon issuance and the 2023 notes upon extinguishment in August 2020 required a high degree of auditor judgment, and specialized skills and knowledge, to assess the interest rate that would be available to the Company for similar non-convertible debt instruments.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to this critical audit matter. This included controls related to the Company’s evaluation of the appropriate accounting guidance and the valuation of the liability components of these transactions. We read the 2025 notes agreements and the agreements supporting the concurrent transaction. We involved professionals with specialized skills and knowledge who assisted us in:

— evaluating the Company’s accounting for the 2025 notes, the concurrent transaction, and the extinguishment due to the repurchase of the 2023 notes in August 2020

— reviewing key terms and features in the agreements

Additionally, we involved valuation professionals with specialized skills and knowledge who assisted in:

— evaluating the Company’s determination of the comparable market non-convertible debt borrowing rate for the 2025 notes and 2023 notes by assessing the methodology used by the third-party specialist engaged by the Company

— independently developing a range using publicly available market data for a similar non-convertible debt instrument and comparing the range to management’s chosen interest rates.

Fair value of the customer relationship and backlog intangible assets and contingent consideration liabilities related to the acquired businesses

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company makes certain assumptions and judgments in determining fair value measurements for business acquisitions. During the year ended December 31, 2020, the Company consummated three business acquisitions. These acquisitions resulted in the recognition of contingent consideration liabilities of $24.1 million, customer relationship intangible assets of $33.0 million, and backlog intangible assets of $9.6 million.

We identified the evaluation of the fair values of the contingent consideration liabilities and customer relationship intangible assets related to the acquired businesses and the backlog intangible asset related to the PSL acquisition as a critical audit matter. Evaluating the fair values involved a high degree of subjective auditor judgment related to the use of certain assumptions in the specific valuation models. The key assumptions used within the valuation models included forecasts of projected revenues, customer attrition rates, and volatility rates. In addition, changes in these assumptions could have a significant impact on the fair value of the contingent consideration liabilities, customer relationship intangible assets, or backlog intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for acquired businesses, including controls related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rates used by the Company by comparing the assumptions to the acquiree’s historical performance and to the growth rates of peer companies. We compared the forecasts of projected revenues to industry data. We also involved valuation professionals with specialized skills and knowledge who assisted in:

— evaluating customer attrition rates used by the Company to value customer relationship intangible assets as compared to historical customer attrition rates as well as qualitative factors such as the acquiree’s industry and customer base

— evaluating the reasonableness of the comparable companies used by the Company to measure the volatility rates used in the determination of the fair value of the contingent consideration liabilities

— independently developing volatility rates based on publicly available market data and comparing the results to the rates used by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
February 25, 2021

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

    The Company acquired substantially all of the assets of MedTouch in January 2020, substantially all of the assets of Brainjocks in March 2020, and all of the outstanding capital stock of PSL in June 2020 (the “Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The Acquired Businesses represented 3% and 7% of the Company’s total assets excluding goodwill and other intangible assets and total revenues, respectively, as of and for the year ended December 31, 2020.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2020 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s transition to primarily working remotely as a result of the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

Item 9B.	Other Information.
On February 23, 2021, we entered into (i) a fourth amended and restated employment agreement with Jeffrey S. Davis (the “Davis Employment Agreement”), and (ii) a second amended and restated employment agreement with Thomas J. Hogan (the “Hogan Employment Agreement” and together with the Davis Employment Agreement, the “Amended Employment Agreements”). The Amended Employment Agreements amended and restated Messrs. Davis and Hogan’s respective previous employment agreements (the “Prior Employment Agreements”) to provide that effective as of February 23, 2021: (i) Mr. Davis will no longer serve as the Company’s President but will continue to serve as Chairman of the Board and Chief Executive Officer; and (ii) Mr. Hogan will now serve as the Company’s President and will continue to serve as the Company’s Chief Operating Officer. Pursuant to the Amended Employment Agreements, Messrs. Davis and Hogan receive base salaries of $650,000 and $480,000, respectively. Mr. Davis’s base salary is unchanged from the Prior Employment Agreement. Mr. Hogan’s base salary was increased from that of his Prior Employment Agreement, reflecting his increased responsibility. Except for the foregoing changes, the Amended Employment Agreements provide the same terms as the Prior Employment Agreements, which are described in Part II – Item 5 – Other Information of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, the description of which is incorporated herein by reference.

The foregoing is a summary of the material terms of the Amended Employment Agreements only, and is qualified in its entirety by the complete terms of the Amended Employment Agreements, each of which is filed as an exhibit to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	56	Chairman of the Board and Chief Executive Officer
Thomas J. Hogan	44	President and Chief Operating Officer
Paul E. Martin	60	Chief Financial Officer, Treasurer and Secretary

    Jeffrey S. Davis became the Chief Executive Officer and a member of the Board in 2009 and was elected Chairman of the Board in February 2017. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002, and was named the Company’s President in 2004, which he served as until February 23, 2021. He served the same role of Chief Operating Officer at Vertecon from October 1999 to its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Thomas J. Hogan was appointed as the Company’s Chief Operating Officer in 2018 and as President on February 23, 2021. Mr. Hogan joined the Company in January 2008 and has served the Company in several capacities, including Vice President of Field Operations, General Manager, Director of Business Development, and Engagement Director. Prior to joining the Company, Mr. Hogan served in business development and leadership positions with Creative Metrics, PreVisor, and TEKsystems. Mr. Hogan received his M.B.A from the Kellogg School of Management at Northwestern University and a B.A. degree from Saint Mary’s University of Minnesota.

    Paul E. Martin joined the Company in 2006 as Chief Financial Officer, Treasurer and Secretary. From 2004 until 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From 2002 through 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter’s Vice President and Corporate Controller from 2000 to 2002. From 1995 to 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis. Mr. Martin is also a member of the board of the St. Louis chapter of Autism Speaks.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Composition and Meetings of the Board of Directors and Committees.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

1.Financial Statements

The following consolidated statements are included in Part III, Item 8 under the following captions:

2.Financial Statement Schedules

No financial statement schedules are required to be filed by Items 8 and 15(b) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

3.Exhibits

See Index to Exhibits.

Item 16.	Form 10-K Summary.

None.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

2.2
Stock Purchase Agreement dated as of June 17, 2020, by and among Perficient, Inc., Perficient UK Limited, Productora de Software S.A.S., each of the Shareholders and the Representative, previously with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 30, 2020 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

4.2
Form of 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

4.3
Indenture, dated September 11, 2018, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

4.4
Description of Securities, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

4.5
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.6
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.3†
Second Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 28, 2017 and incorporated herein by reference

10.4†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.5†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.6†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.7†
Third Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.8†*	Fourth Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of February 23, 2021
10.9†
Third Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.10†
First Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.11†*	Second Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of February 23, 2021
10.12
Credit Agreement by and among Wells Bank, National Association, Bank of America, N.A., U.S. Bank National Association, Fifth Third Bank and Perficient, Inc. dated as of June 9, 2017, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on June 12, 2017 and incorporated herein by reference

10.13
First Amendment to Credit Agreement, dated as of February 16, 2018, by and among Perficient, Inc. the Subsidiary Guarantors, the Lenders, and Wells Fargo Bank, National Association, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference

10.14
Purchase Agreement, dated September 5, 2018, among Perficient, Inc., Jefferies LLC and Nomura Securities International, Inc., as representatives of the initial purchasers named therein, relating to the Company’s 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.15
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.16
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.17†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.18†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.19†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.20†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.21†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.22†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.23
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.24
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

		By:	/s/ Paul E. Martin
Date:	February 25, 2021		Paul E. Martin
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey S. Davis and Paul E. Martin, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board and Chief Executive Officer	February 25, 2021
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 25, 2021
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	February 25, 2021
Ralph C. Derrickson

/s/ James R. Kackley	Director	February 25, 2021
James R. Kackley

/s/ David S. Lundeen	Director	February 25, 2021
David S. Lundeen

/s/ Brian L. Matthews	Director	February 25, 2021
Brian L. Matthews

/s/ Nancy C. Pechloff	Director	February 25, 2021
Nancy C. Pechloff

/s/ Gary M. Wimberly	Director	February 25, 2021
Gary M. Wimberly