Form 10-Q
period 2021-03-31
PERFICIENT INC
filed 2021-04-29
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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

As of April 22, 2021, there were 33,046,807 shares of Common Stock outstanding.

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

1.the impact of the general economy and economic and political uncertainty on our business;
2.the impact of the COVID-19 pandemic on our business;
3.risks associated with potential changes to federal, state, local and foreign laws, regulations, and policies;
4.risks associated with the operation of our business generally, including:
a.client demand for our services and solutions;
b.effectively competing in a highly competitive market;
c.risks from international operations including fluctuations in exchange rates;
d.adapting to changes in technologies and offerings;
e.obtaining favorable pricing to reflect services provided;
f.risk of loss of one or more significant software vendors;
g.maintaining a balance of our supply of skills and resources with client demand;
h.changes to immigration policies;
i.protecting our clients’ and our data and information;
j.changes to tax levels, audits, investigations, tax laws or their interpretation;
k.making appropriate estimates and assumptions in connection with preparing our consolidated financial statements; and
l.maintaining effective internal controls;
5.risks associated with managing growth organically and through acquisitions;
6.risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of our debt and the associated convertible note hedge transactions;
7.legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and
8.the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$72,058	$83,204
Accounts receivable, net	138,836	133,085
Prepaid expenses	6,468	5,575
Other current assets	4,688	4,646
Total current assets	222,050	226,510
Property and equipment, net	11,717	11,902
Operating lease right-of-use assets	37,195	38,539
Goodwill	421,927	427,928
Intangible assets, net	55,368	63,571
Other non-current assets	19,253	17,311
Total assets	$767,510	$785,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,150	$25,613
Other current liabilities	87,373	103,267
Total current liabilities	103,523	128,880
Long-term debt, net	186,135	183,624
Operating lease liabilities	27,937	29,098
Other non-current liabilities	51,381	50,081
Total liabilities	$368,976	$391,683
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 50,552,959 shares issued and 32,151,470 shares outstanding as of March 31, 2021; 50,296,453 shares issued and 32,074,094 shares outstanding as of December 31, 2020)	51	50
Additional paid-in capital	465,156	459,866
Accumulated other comprehensive (loss) income	(540)	3,746
Treasury stock, at cost (18,401,489 shares as of March 31, 2021; 18,222,359 shares as of December 31, 2020)	(299,367)	(289,225)
Retained earnings	233,234	219,641
Total stockholders’ equity	398,534	394,078
Total liabilities and stockholders’ equity	$767,510	$785,761

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended March 31,
	2021	2020

Revenues	$169,341	$145,562

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	106,062	93,217
Selling, general and administrative	33,979	33,221
Depreciation	1,460	1,288
Amortization	7,052	3,922
Acquisition costs	68	1,813
Adjustment to fair value of contingent consideration	514	(335)
Income from operations	20,206	12,436

Net interest expense	3,296	1,926
Net other expense	122	7
Income before income taxes	16,788	10,503
Provision for income taxes	3,195	1,529

Net income	$13,593	$8,974

Basic net income per share	$0.43	$0.28
Diluted net income per share	$0.41	$0.27
Shares used in computing basic net income per share	31,864	31,637
Shares used in computing diluted net income per share	33,015	32,876

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$13,593	$8,974
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(4,286)	(974)
Comprehensive income	$9,307	$8,000

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended March 31,
	2021	2020
Common Stock
Beginning of period	$50	$49
Stock compensation related to restricted stock vesting and retirement savings plan contributions	1	1
End of period	51	50
Additional Paid-in Capital
Beginning of period	459,866	455,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	105	40
Stock compensation related to restricted stock vesting and retirement savings plan contributions	5,185	4,726
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	4,892
End of period	465,156	465,123
Accumulated Other Comprehensive (Loss) Income
Beginning of period	3,746	(2,650)
Foreign currency translation adjustment	(4,286)	(974)
End of period	(540)	(3,624)
Treasury Stock
Beginning of period	(289,225)	(261,624)
Purchases of treasury stock and buyback of shares for taxes	(10,142)	(4,835)
End of period	(299,367)	(266,459)
Retained Earnings
Beginning of period	219,641	189,775
Cumulative effect of accounting changes	—	(315)
Net income	13,593	8,974
End of period	233,234	198,434
Total Shareholders’ Equity	$398,534	$393,524

Common Stock, shares
Beginning of period	32,074	31,687
Sales of stock through the Employee Stock Purchase Plan	2	1
Stock compensation related to restricted stock vesting and retirement savings plan contributions	254	320
Purchases of treasury stock and buyback of shares for taxes	(179)	(114)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	167
End of period	32,151	32,061

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$13,593	$8,974
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	1,460	1,288
Amortization	7,052	3,922
Deferred income taxes	455	1,608
Non-cash stock compensation and retirement savings plan contributions	5,113	4,607
Amortization of debt discount and issuance costs	2,528	1,201
Adjustment to fair value of contingent consideration for purchase of businesses	514	(335)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,653)	7,656
Other assets	(3,065)	479
Accounts payable	(7,844)	(7,583)
Other liabilities	(12,992)	(26,201)
Net cash provided by (used in) operating activities	1,161	(4,384)

Investing Activities
Purchase of property and equipment	(1,480)	(1,513)
Capitalization of internally developed software costs	(348)	(497)
Purchase of businesses, net of cash acquired	—	(29,785)
Net cash used in investing activities	(1,828)	(31,795)

Financing Activities
Proceeds from the sale of stock through the Employee Stock Purchase Plan	105	40
Purchases of treasury stock	(4,908)	—
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,234)	(4,835)
Net cash used in financing activities	(10,037)	(4,795)
Effect of exchange rate on cash and cash equivalents	(442)	(453)
Change in cash and cash equivalents	(11,146)	(41,427)
Cash and cash equivalents at beginning of period	83,204	70,728
Cash and cash equivalents at end of period	$72,058	$29,301

Supplemental Disclosures:
Cash paid for income taxes	$1,218	$397
Cash paid for interest	$1,445	$1,759

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$—	$4,239
Liability incurred for purchase of property and equipment	$—	$307

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Through March 31, 2021, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the COVID-19 pandemic and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

3. Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company will adopt this ASU on January 1, 2022 and is currently evaluating the method of adoption and the related impact of the new guidance on earnings per share and on its financial statements.

4. Revenue

The Company’s revenues consist of services and software and hardware sales. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of services or goods are transferred to clients, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or goods.

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

Contract Costs

In accordance with the terms of the Company’s sales commission plan, commissions are not earned until the related revenue is recognized. Therefore, sales commissions are expensed as they are earned. Certain sales incentives are accrued based on achievement of specified bookings goals. For these incentives, the Company applies the practical expedient that allows the Company to expense the incentives as incurred because the amortization period would have been one year or less.

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2021 and December 31, 2020 was $8.8 million and $9.4 million, respectively. During the three months ended March 31, 2021, $7.6 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2021 was immaterial.

Disaggregation of Revenue

    The following table presents revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended March 31,
	2021			2020
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$128,591	$—	$128,591	$99,991	$—	$99,991
Fixed fee percent complete contracts	11,580	—	11,580	11,621	—	11,621
Fixed fee contracts	22,477	—	22,477	25,028	—	25,028
Reimbursable expenses	2,254	—	2,254	4,394	—	4,394
Total professional services fees	164,902	—	164,902	141,034	—	141,034
Other services revenue*	3,117	711	3,828	3,630	738	4,368
Total services	168,019	711	168,730	144,664	738	145,402
Software and hardware	—	611	611	—	160	160
Total revenues	$168,019	$1,322	$169,341	$144,664	$898	$145,562

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$165,808	$142,570
Other countries	3,533	2,992
Total revenues	$169,341	$145,562

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2021, there were 1.2 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2021 was $5.3 million, which included $0.9 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.6 million for the three months ended March 31, 2021. Stock-based compensation cost recognized for the three months ended March 31, 2020 was $4.6 million, which included $0.8 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million for the three months ended March 31, 2020. As of March 31, 2021, there was $32.0 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the three months ended March 31, 2021 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2020	905	$35.34
Awards granted	192	55.70
Awards vested	(236)	29.83
Awards forfeited	(18)	35.87
Restricted stock awards outstanding at March 31, 2021	843	$41.50

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2021	2020
Net income	$13,593	$8,974
Basic:
Weighted-average shares of common stock outstanding	31,864	31,637
Shares used in computing basic net income per share	31,864	31,637
Effect of dilutive securities:
Restricted stock subject to vesting	448	529
Shares issuable for acquisition consideration (1)	246	181
Shares issuable for conversion of convertible senior notes	433	529
Shares issuable for exercise of warrants	24	—
Shares used in computing diluted net income per share	33,015	32,876

Basic net income per share	$0.43	$0.28
Diluted net income per share	$0.41	$0.27

(1)For the three months ended March 31, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (iii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); and (iv) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”), as part of the consideration. For the three months ended March 31, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch; and (vi) the Asset Purchase Agreement with Brainjocks, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock subject to vesting	—	69
Warrants related to the issuance of convertible senior notes	4,451	3,823
Total anti-dilutive securities	4,451	3,892

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

Prior to 2021, the Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program. Subsequent to March 31, 2021, the Board of Directors authorized a $50.0 million expansion of the Company's stock repurchase program for a total repurchase program of $315.0 million and extended the expiration date of the program from June 30, 2021 to December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $244.5 million (15.9 million shares) of outstanding common stock through March 31, 2021.

7. Balance Sheet Components

	March 31, 2021 (unaudited)	December 31, 2020
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$81,866	$85,998
Unbilled revenues, net	56,970	47,087
Total	$138,836	$133,085

Property and equipment:
Computer hardware (useful life of 3 years)	$16,092	$15,640
Software (useful life of 1 to 7 years)	5,341	5,342
Furniture and fixtures (useful life of 5 years)	4,506	4,597
Leasehold improvements (useful life of 5 years)	7,083	6,607
Less: Accumulated depreciation	(21,305)	(20,284)
Total	$11,717	$11,902

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$34,511	$33,943
Current operating lease liabilities	10,134	10,321
Accrued variable compensation	9,932	27,527
Deferred revenues	8,823	9,422
Other current liabilities	9,589	7,652
Deferred employer FICA payments	5,519	5,523
Payroll related costs	5,923	5,738
Professional fees	780	736
Accrued medical claims expense	2,162	2,405
Total	$87,373	$103,267

Other non-current liabilities:
Deferred income taxes	$19,310	$20,911
Reserve for uncertain tax positions	8,365	8,009
Deferred compensation liability	8,220	7,456
Non-current software accrual	6,024	5,748
Deferred employer FICA payments	5,519	5,523
Other non-current liabilities	3,943	2,434
Total	$51,381	$50,081

(1)As of March 31, 2021 and December 31, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by MedTouch, Brainjocks and the shareholders of PSL 12 months after the respective acquisitions.

8. Allowance for Credit Losses

In accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

A higher allowance for credit losses on customers within certain industries was recorded during the three months ended March 31, 2020 due to the potential adverse impact the COVID-19 pandemic may have on the estimate of future credit losses. As of March 31, 2021, the Company reassessed its allowance and determined that a higher loss rate was no longer necessary based on the Company's loss experience over the past year, the Company's risk assessment of customers, and its expectations for continued successful collection of its accounts receivable balances.

Activity in the allowance for credit losses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at December 31	$1,065	$464
Impact of ASU No. 2016-13 adoption	—	423
Opening balance at January 1	1,065	887
Charges to expense, net of recoveries	(10)	830
Uncollected balances written off	(65)	(94)
Balance at March 31	$990	$1,623
9. Business Combinations

2020 Acquisitions

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

On March 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services. On May 4, 2020, pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company has facilities located in Novi Sad, Serbia. The Company's total allocable purchase price consideration was $21.2 million. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill expected to be deductible for tax purposes, excluding contingent consideration, is $8.7 million.

On June 17, 2020, a wholly-owned subsidiary of the Company acquired PSL pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL added more than 600 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $83.1 million, net of cash acquired. The Company incurred approximately $2.1 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration transferred for the 2020 acquisitions consisted of the following (in millions):

	MedTouch		Brainjocks		PSL
Cash	$13.9		$15.8		$60.8
Company common stock issued at closing	1.9		2.4		4.5
Contingent consideration (1)	4.2	(2)	2.3	(3)	17.7	(4)
Net working capital adjustment due to the seller(s)	—		0.7		0.1
Total allocable purchase price consideration	$20.0		$21.2		$83.1

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the seller(s) 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by MedTouch is $10.2 million. As of March 31, 2021, the Company’s best estimate of the fair value of the contingent consideration was $9.0 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.1 million during the three months ended March 31, 2021.
(3)The maximum cash payout that may be realized by Brainjocks is $4.8 million. As of March 31, 2021, the Company’s best estimate of the fair value of the contingent consideration was $3.9 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.3 million during the three months ended March 31, 2021.
(4)The maximum cash payout that may be realized by PSL is $22.2 million. As of March 31, 2021, the Company’s best estimate of the fair value of the contingent consideration was $21.6 million.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	MedTouch	Brainjocks	PSL
Acquired tangible assets	$4.7	$7.0	$11.5
Identified intangible assets	6.7	8.4	29.6
Liabilities assumed	(6.0)	(4.9)	(17.8)
Goodwill	14.6	10.7	59.8
Total purchase price	$20.0	$21.2	$83.1

As the Company continues its evaluation of the acquired assets and assumed liabilities of PSL, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments resulted in an increase to the total purchase price of $1.1 million, an increase to acquired tangible assets of $0.4 million, a decrease to identified intangible assets of $0.4 million, an increase to liabilities assumed of $1.8 million and an increase to goodwill of $2.9 million from the acquisition date through March 31, 2021.

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the three months ended March 31, 2021 and 2020, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch or Brainjocks because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

	Three Months Ended March 31,
	2021	2020
Revenues	$169,341	$154,407
Net income	$15,167	$9,718
Basic net income per share	$0.47	$0.31
Diluted net income per share	$0.46	$0.29
Shares used in computing basic net income per share	32,011	31,785
Shares used in computing diluted net income per share	33,015	33,047

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired as of March 31, 2021.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired as of March 31, 2021.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows (in thousands):

Balance at December 31, 2020	$427,928
Purchase price allocation for acquisitions	(1,563)
Effect of foreign currency translation adjustments	(4,438)
Balance at March 31, 2021	$421,927

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$96,079	$(47,829)	$48,250	$97,497	$(44,185)	$53,312
Non-compete agreements	1,467	(904)	563	1,479	(831)	648
Customer backlog	8,643	(6,818)	1,825	10,353	(5,941)	4,412
Trade name	317	(250)	67	449	(281)	168
Developed software	14,256	(9,593)	4,663	13,962	(8,931)	5,031
Total	$120,762	$(65,394)	$55,368	$123,740	$(60,169)	$63,571

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2021 remaining	$14,412
2022	$15,543
2023	$10,790
2024	$7,728
2025	$4,522
Thereafter	$2,373

11. Long-term Debt

Revolving Credit Facility

On June 9, 2017, the Company entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of March 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on March 31, 2021) plus a margin ranging from 0.00% to 0.50% or one month LIBOR (0.11% on March 31, 2021) plus a margin ranging from 1.00% to 1.75%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2021, the Company had $124.8 million of unused borrowing capacity.

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

At March 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

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

In August and December 2020, the Company repurchased a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”), leaving 2023 Notes with an aggregate principal amount of $5.1 million outstanding as of March 31, 2021. The Company used $172.0 million of the net proceeds from the 2025 Notes issuance in August 2020 and $9.7 million of additional cash in December 2020 to complete the 2023 Notes Partial Repurchase, of which a total of $127.7 million and $52.7 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The 2023 Notes Partial Repurchase resulted in a $4.5 million loss on extinguishment during the year ended December 31, 2020, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.4 million.

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

During the three months ended March 31, 2021, the conditional conversion feature of the 2023 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2021 (the last trading day of the fiscal quarter), and therefore the 2023 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending June 30, 2021. Whether the 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2023 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2023 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2021 (unaudited). As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion. As of March 31, 2021, none of the conditions permitting holders to convert their 2025 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2025 Notes. Based on the closing price of the Company's common stock of $58.72 per share on March 31, 2021, the conversion value of the Notes was greater than the principal amount of the Notes outstanding on a per note basis.

The liability component of the 2025 Notes and 2023 Notes consisted of the following (in thousands):

	March 31, 2021 (unaudited)		December 31, 2020
Liability component:	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$230,000	$5,090	$230,000	$5,090
Less: Unamortized debt discount	(43,511)	(389)	(45,690)	(426)
Unamortized debt issuance costs	(4,983)	(72)	(5,271)	(79)
Net carrying amount	$181,506	$4,629	$179,039	$4,585

Interest expense for the three months ended March 31, 2021 and 2020 related to the 2025 Notes and 2023 Notes consisted of the following (in thousands):

2025 Notes

	Three Months Ended March 31,
	2021	2020
Coupon interest	$719	$—
Amortization of debt discount	2,179	—
Amortization of debt issuance costs	287	—
Total interest expense recognized	$3,185	$—

2023 Notes

	Three Months Ended March 31,
	2021	2020
Coupon interest	$30	$854
Amortization of debt discount	37	977
Amortization of debt issuance costs	7	206
Total interest expense recognized	$74	$2,037

Convertible Notes Hedges

In connection with the issuance of the 2025 Notes and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2025 Notes Hedges” and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. The 2023 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 0.1 million shares (after consideration of the 2023 Notes Partial Repurchase) of common stock at a strike price of $37.60, which is equal to the number of shares of common stock that notionally underlie the 2023 Notes and correspond to the conversion price of the 2023 Notes after the partial repurchase discussed above. If the Company elects cash settlement and exercises the 2025 Notes Hedges or the 2023 Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. In August and December 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity.

Convertible Notes Warrants

In connection with the issuance of the 2025 Notes and 2023 Notes, the Company also sold net-share-settled warrants (the “2025 Notes Warrants” and the “2023 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2025 Notes Warrants and 2023 Notes Warrants was approximately $81.05 and $46.62 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2025 Notes Warrants and 2023 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $81.05 for any fiscal quarter for the 2025 Notes Warrants and $46.62 for the 2023 Notes Warrants. The 2025 Notes Warrants and 2023 Notes Warrants expire over a period of 100 trading days commencing on November 1, 2025 and December 15, 2023, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. In August and December 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $43.0 million. The repurchase was recorded as a reduction in additional paid-in capital within stockholders' equity.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through March 31, 2021 is approximately $20.7 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $7.4 million (excluding $1.0 million of interest) as of March 31, 2021.

The Company’s effective tax rate was 19.0% for the three months ended March 31, 2021 compared to 14.6% for the three months ended March 31, 2020. The effective tax rate increased during the three months ended March 31, 2021 primarily due to the relative decrease in tax benefits recognized for share-based compensation deductions during the three months ended March 31, 2021 compared to the prior-year quarter. As of March 31, 2021, the Company’s net non-current deferred tax liability was $19.3 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, the Company has determined that the foreign earnings of the Company’s Chinese and Colombian subsidiaries are no longer permanently reinvested and may repatriate available earnings from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China and Colombia, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of March 31, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $15.6 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.9 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three months ended March 31, 2021 and 2020. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	March 31, 2021 (unaudited)	December 31, 2020
Derivatives not designated as hedges
Foreign exchange contracts	$17,314	$16,008
Total derivatives not designated as hedges	$17,314	$16,008

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2021 and December 31, 2020, $57.1 million and $66.0 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $7.7 million and $7.4 million as of March 31, 2021 and December 31, 2020, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of March 31, 2021 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2021.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2025 Notes as of March 31, 2021 and December 31, 2020 was $297.3 million and $263.4 million, respectively, and the approximate fair value of the 2023 Notes as of March 31, 2021 and December 31, 2020 was $8.6 million and $7.1 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered a Level 2 fair value measurement.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three months ended March 31, 2021 and 2020 was $3.3 million and $2.8 million, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Other current liabilities	$10,134	$10,321
Operating lease liabilities	27,937	29,098
Total	$38,071	$39,419

Future minimum lease payments as of March 31, 2021 were as follows (in thousands):

March 31, 2021
2021 remaining	$6,564
2022	10,047
2023	8,050
2024	6,211
2025	4,651
Thereafter	5,907
Total future lease payments	41,430
Less implied interest	(3,359)
Total	$38,071

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

Through March 31, 2021, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% of our services revenues for the three months ended March 31, 2021 and 8% for the three months ended March 31, 2020. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Acquisition of PSL

On June 17, 2020, a wholly-owned subsidiary of the Company acquired Productora de Software S.A.S. (“PSL”) pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL added more than 600 skilled professionals and strategic client relationships with customers across several industries. Refer to Note 9, Business Combinations, for additional information on the acquisition.

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenues. Total revenues increased 16% to $169.3 million for the three months ended March 31, 2021 from $145.6 million for the three months ended March 31, 2020.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services revenues	$168,730	$145,402	$23,328	$12,539	$10,789
Software and hardware revenues	611	160	451	—	451
Total revenues	$169,341	$145,562	$23,779	$12,539	$11,240

Services revenues increased 16% to $168.7 million for the three months ended March 31, 2021 from $145.4 million for the three months ended March 31, 2020. Services revenues delivered by base business resources increased by $10.8 million while services revenues delivered by resources of acquired companies was $12.5 million, resulting in a total net increase of $23.3 million.

Software and hardware revenues increased 282% to $0.6 million for the three months ended March 31, 2021 from $0.2 million for the three months ended March 31, 2020.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 14% to $106.1 million for the three months ended March 31, 2021 from $93.2 million for the three months ended March 31, 2020 primarily due to higher offshore headcount and acquisitions. Services costs as a percentage of services revenues decreased to 62.9% for the three months ended March 31, 2021 from 64.1% for the three months ended March 31, 2020, primarily due to continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $34.0 million for the three months ended March 31, 2021 from $33.2 million for the three months ended March 31, 2020. SG&A expenses as a percentage of revenues decreased to 20.1% for the three months ended March 31, 2021 from 22.8% for the three months ended March 31, 2020, primarily due to reduced travel expenses.

Depreciation. Depreciation expense increased 13% to $1.5 million for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020. Depreciation expense as a percentage of revenues was 0.9% for each of the three months ended March 31, 2021 and 2020.

Amortization. Amortization expense increased 80% to $7.1 million for the three months ended March 31, 2021 from $3.9 million for the three months ended March 31, 2020. Amortization expense as a percentage of revenues was 4.2% for the three months ended March 31, 2021 and 2.7% for the three months ended March 31, 2020. The increase in amortization expense was primarily due to the addition of intangibles from our the Catalyst Networks, Inc. (“Brainjocks”) and PSL acquisitions in 2020.

Acquisition Costs. Acquisition-related costs were $0.1 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.5 million was recorded during the three months ended March 31, 2021 which represents the fair market adjustment to the Brainjocks and MedTouch LLC (“MedTouch”) revenue and earnings-based consideration liability based on performance being higher than original estimates, in addition to accretion. An adjustment of $0.3 million was recorded during the three months ended March 31, 2020 which represents the fair market adjustment to the Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based consideration liability, partially offset by accretion.

Net Interest Expense. Net interest expense increased to $3.3 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 19.0% for the three months ended March 31, 2021 from 14.6% for the three months ended March 31, 2020. The increase in the effective tax rate was primarily due to the relative decrease in tax benefits recognized for share-based compensation deductions during the three months ended March 31, 2021 compared to the prior-year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents (1)	$72.1	$83.2
Working capital (including cash and cash equivalents) (2)	$118.5	$97.6
Amounts available under credit facility	$124.8	$124.8

(1) The balance at March 31, 2021 and December 31, 2020 includes $5.3 million and $5.1 million, respectively, held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at March 31, 2021 also includes $5.8 million and $2.5 million in cash held by our Colombian and Chinese subsidiaries, respectively. The balance at December 31, 2020 includes $5.7 million and $2.2 million held by our Colombian and Chinese subsidiaries, respectively.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $1.2 million compared to net cash used in operating activities of $4.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the primary components of operating cash flows were net income of $13.6 million, non-cash charges of $17.1 million and net operating asset investments of $29.6 million. For the three months ended March 31, 2020, the primary components of operating cash flows were net income of $9.0 million, non-cash charges of $12.3 million and net operating asset investments of $25.6 million. First quarter operating cash flows in both years were impacted by the payout of variable compensation.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, we used $1.8 million to purchase property and equipment and to develop software. During the three months ended March 31, 2020, we used $2.0 million to purchase property and equipment and to develop software and $29.8 million for the acquisition of MedTouch and Brainjocks and for a net working capital settlement related to an acquisition.

Net Cash Used in Financing Activities

During the three months ended March 31, 2021, we used $4.9 million to repurchase shares of our common stock through the stock repurchase program and $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million. During the three months ended March 31, 2020, we used $4.8 million to remit taxes withheld as part of a net share settlement of restricted stock vesting.

Availability of Funds from Bank Line of Credit Facility

On June 9, 2017, we entered into a Credit Agreement, as amended (the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $125.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the Credit Agreement become due and payable no later than the final maturity date of June 9, 2022. As of March 31, 2021, there was no outstanding balance under the Credit Agreement.

The Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of our assets are pledged to secure the credit facility.

Borrowings under the Credit Agreement bear interest at our option of the prime rate (3.25% on March 31, 2021) plus a margin ranging from 0.00% to 0.50% or one-month LIBOR (0.11% on March 31, 2021) plus a margin ranging from 1.00% to 1.75%. We incur an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount is dependent on the level of outstanding borrowings. As of March 31, 2021, the Company had $124.8 million of unused borrowing capacity.

At March 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

Prior to 2021, the Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program. Subsequent to March 31, 2021, the Board of Directors authorized a $50.0 million expansion of the Company's stock repurchase program for a total repurchase program of $315.0 million and extended the expiration date of the program from June 30, 2021 to December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $244.5 million (15.9 million shares) of outstanding common stock through March 31, 2021.

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

Contractual Obligations

There were no material changes in lease obligations in the first three months of 2021 outside the ordinary course of our business and acquisitions. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of March 31, 2021 and December 31, 2020, there were no balances outstanding under the Credit Agreement. Any balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of June 9, 2022. As of March 31, 2021, there were in aggregate $186.1 million of outstanding Notes, net of unamortized debt discount and issuance costs, compared to $183.6 million as of December 31, 2020. These amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 and will become due and payable no later than the final maturity date of September 15, 2023 for the 2023 Notes and August 1, 2025 for the 2025 Notes. Based on the market price of our common stock during the 30 trading days preceding March 31, 2021, the 2023 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending June 30, 2021. Whether the 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of March 31, 2021, the 2023 Notes had an aggregate principal amount of $5.1 million outstanding.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2021 (unaudited) of $72.1 million, $5.3 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the issuance of convertible senior notes. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $15.6 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $0.9 million. As of March 31, 2021, $5.8 million and $2.5 million of the total cash and cash equivalents was held by the Company’s Colombian and Chinese subsidiaries, respectively, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the three months ended March 31, 2021, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of March 31, 2021, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2021, there was no outstanding balance and $124.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018 and 2020, we issued the 2023 Notes and the 2025 Notes (together, the “Notes”), respectively, which have a fixed interest rate of 2.375% and 1.250%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2021, the fair value of the 2023 Notes and 2025 Notes was approximately $8.6 million and $297.3 million, respectively.

We had unrestricted cash and cash equivalents totaling $72.1 million at March 31, 2021 and $83.2 million at December 31, 2020. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remote work in response to the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021 and available at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2021, the Company’s Board of Directors authorized the repurchase of up to $265.0 million of Company common stock through a stock repurchase program. Subsequent to March 31, 2021, the Board of Directors authorized a $50.0 million expansion of the Company's stock repurchase program for a total repurchase program of $315.0 million and extended the expiration date of the program from June 30, 2021 to December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $244.5 million (15.9 million shares) of outstanding common stock through March 31, 2021.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of December 31, 2020	15,836,868	$15.13	15,836,868	$25,391,326
January 1-31, 2021	—	$—	—	$25,391,326
February 1-28, 2021	—	$—	—	$25,391,326
March 1-31, 2021	86,000	$57.06	86,000	$20,483,858
Ending balance as of March 31, 2021	15,922,868	$15.36	15,922,868

(1)Average price paid per share includes commission.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

4.4
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.5
Indenture, dated September 11, 2018, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.1†
Fourth Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-15169) filed February 25, 2021 and incorporated herein by reference

10.2†
Third Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed on October 29, 2020 and incorporated herein by reference

10.3†
Second Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-15169) filed February 25, 2021 and incorporated herein by reference

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

101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	April 29, 2021	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)