Form 10-Q
period 2021-06-30
PERFICIENT INC
filed 2021-07-29
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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

As of July 22, 2021, there were 32,931,290 shares of Common Stock outstanding.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,686	$83,204
Accounts receivable, net	149,718	133,085
Prepaid expenses	6,354	5,575
Other current assets	5,795	4,646
Total current assets	248,553	226,510
Property and equipment, net	12,124	11,902
Operating lease right-of-use assets	35,056	38,539
Goodwill	420,508	427,928
Intangible assets, net	48,937	63,571
Other non-current assets	21,017	17,311
Total assets	$786,195	$785,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,167	$25,613
Other current liabilities	87,683	103,267
Total current liabilities	113,850	128,880
Long-term debt, net	188,667	183,624
Operating lease liabilities	25,871	29,098
Other non-current liabilities	45,814	50,081
Total liabilities	$374,202	$391,683
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 50,572,384 shares issued and 32,070,673 shares outstanding as of June 30, 2021; 50,296,453 shares issued and 32,074,094 shares outstanding as of December 31, 2020)	51	50
Additional paid-in capital	470,218	459,866
Accumulated other comprehensive (loss) income	(1,813)	3,746
Treasury stock, at cost (18,501,711 shares as of June 30, 2021; 18,222,359 shares as of December 31, 2020)	(306,270)	(289,225)
Retained earnings	249,807	219,641
Total stockholders’ equity	411,993	394,078
Total liabilities and stockholders’ equity	$786,195	$785,761

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$184,136	$146,339	$353,477	$291,901

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	113,180	91,155	219,242	184,372
Selling, general and administrative	37,424	33,876	71,403	67,097
Depreciation	1,615	1,317	3,075	2,605
Amortization	6,333	4,398	13,385	8,320
Acquisition costs	—	1,787	68	3,600
Adjustment to fair value of contingent consideration	(510)	2,067	4	1,732
Income from operations	26,094	11,739	46,300	24,175

Net interest expense	3,367	2,061	6,663	3,987
Net other expense (income)	9	(15)	131	(8)
Income before income taxes	22,718	9,693	39,506	20,196
Provision for income taxes	6,145	3,084	9,340	4,613

Net income	$16,573	$6,609	$30,166	$15,583

Basic net income per share	$0.52	$0.21	$0.95	$0.49
Diluted net income per share	$0.49	$0.20	$0.90	$0.48
Shares used in computing basic net income per share	31,922	31,888	31,893	31,763
Shares used in computing diluted net income per share	33,867	32,377	33,500	32,444

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$16,573	$6,609	$30,166	$15,583
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1,273)	(78)	(5,559)	(1,052)
Comprehensive income	$15,300	$6,531	$24,607	$14,531

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock
Beginning of period	$51	$50	$50	$49
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	1
End of period	51	50	51	50
Additional Paid-in Capital
Beginning of period	465,156	465,123	459,866	455,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	106	76	211	116
Stock compensation related to restricted stock vesting and retirement savings plan contributions	4,956	4,679	10,141	9,405
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	5,269	—	10,161
End of period	470,218	475,147	470,218	475,147
Accumulated Other Comprehensive (Loss) Income
Beginning of period	(540)	(3,624)	3,746	(2,650)
Foreign currency translation adjustment	(1,273)	(78)	(5,559)	(1,052)
End of period	(1,813)	(3,702)	(1,813)	(3,702)
Treasury Stock
Beginning of period	(299,367)	(266,459)	(289,225)	(261,624)
Purchases of treasury stock and buyback of shares for taxes	(6,903)	(26)	(17,045)	(4,861)
End of period	(306,270)	(266,485)	(306,270)	(266,485)
Retained Earnings
Beginning of period	233,234	198,434	219,641	189,775
Cumulative effect of accounting changes	—	—	—	(315)
Net income	16,573	6,609	30,166	15,583
End of period	249,807	205,043	249,807	205,043
Total Shareholders’ Equity	$411,993	$410,053	$411,993	$410,053

	Three Months Ended June 30,		Six Months Ended June 30,
Common Stock, shares	2021	2020	2021	2020
Beginning of period	32,151	32,061	32,074	31,687
Sales of stock through the Employee Stock Purchase Plan	2	3	4	4
Stock compensation related to restricted stock vesting and retirement savings plan contributions	18	38	272	358
Purchases of treasury stock and buyback of shares for taxes	(100)	—	(279)	(114)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	170	—	337
End of period	32,071	32,272	32,071	32,272

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$30,166	$15,583
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,075	2,605
Amortization	13,385	8,320
Deferred income taxes	(963)	252
Non-cash stock compensation and retirement savings plan contributions	10,320	9,472
Amortization of debt discount and issuance costs	5,090	2,416
Adjustment to fair value of contingent consideration for purchase of businesses	4	1,732

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,366)	13,634
Other assets	(5,371)	2,166
Accounts payable	2,173	(6,996)
Other liabilities	(11,633)	(11,684)
Net cash provided by operating activities	29,880	37,500

Investing Activities
Purchase of property and equipment	(3,623)	(2,447)
Capitalization of internally developed software costs	(569)	(1,080)
Purchase of businesses, net of cash acquired	(12)	(91,201)
Net cash used in investing activities	(4,204)	(94,728)

Financing Activities
Payment for credit facility financing fees	(633)	—
Proceeds from line of credit	—	20,000
Payments on line of credit	—	(8,000)
Payment of contingent consideration for purchase of business	(4,208)	(876)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	211	116
Purchases of treasury stock	(11,802)	—
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,243)	(4,861)
Net cash (used in) provided by financing activities	(21,675)	6,379
Effect of exchange rate on cash and cash equivalents	(519)	(335)
Change in cash and cash equivalents	3,482	(51,184)
Cash and cash equivalents at beginning of period	83,204	70,728
Cash and cash equivalents at end of period	$86,686	$19,544

Supplemental Disclosures:
Cash paid for income taxes	$10,014	$1,588
Cash paid for interest	$1,455	$1,813

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$—	$8,729
Liability incurred for purchase of property and equipment	$—	$486

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

Through June 30, 2021, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the COVID-19 pandemic, including emerging variants, and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic, including as a result of emerging variants. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Deferred Revenue

The Company’s deferred revenue balance as of June 30, 2021 and December 31, 2020 was $6.3 million and $9.4 million, respectively. Substantially all of the December 31, 2020 deferred revenue balance was recognized in revenue during the six months ended June 30, 2021.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of June 30, 2021 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended June 30,
	2021			2020
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$139,274	$—	$139,274	$102,294	$—	$102,294
Fixed fee percent complete contracts	12,100	—	12,100	14,015	—	14,015
Fixed fee contracts	26,571	—	26,571	24,260	—	24,260
Reimbursable expenses	2,562	—	2,562	1,530	—	1,530
Total professional services fees	180,507	—	180,507	142,099	—	142,099
Other services revenue*	2,880	388	3,268	3,316	421	3,737
Total services	183,387	388	183,775	145,415	421	145,836
Software and hardware	—	361	361	—	503	503
Total revenues	$183,387	$749	$184,136	$145,415	$924	$146,339

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

	Six Months Ended June 30,
	2021			2020
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$267,865	$—	$267,865	$202,285	$—	$202,285
Fixed fee percent complete contracts	23,680	—	23,680	25,636	—	25,636
Fixed fee contracts	49,048	—	49,048	49,288	—	49,288
Reimbursable expenses	4,816	—	4,816	5,924	—	5,924
Total professional services fees	345,409	—	345,409	283,133	—	283,133
Other services revenue*	5,997	1,099	7,096	6,946	1,159	8,105
Total services	351,406	1,099	352,505	290,079	1,159	291,238
Software and hardware	—	972	972	—	663	663
Total revenues	$351,406	$2,071	$353,477	$290,079	$1,822	$291,901

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$180,350	$143,492	$346,158	$286,062
Other countries	3,786	2,847	7,319	5,839
Total revenues	$184,136	$146,339	$353,477	$291,901

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of June 30, 2021, there were 1.3 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2021 was $5.5 million and $10.8 million, respectively, which included $1.1 million and $2.0 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2020 was $5.1 million and $9.7 million, respectively, which included $0.9 million and $1.7 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million and $2.9 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $27.0 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the six months ended June 30, 2021 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2020	905	$35.34
Awards granted	192	55.70
Awards vested	(238)	29.90
Awards forfeited	(44)	35.90
Restricted stock awards outstanding at June 30, 2021	815	$41.68

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$16,573	$6,609	$30,166	$15,583
Basic:
Weighted-average shares of common stock outstanding	31,922	31,888	31,893	31,763
Shares used in computing basic net income per share	31,922	31,888	31,893	31,763
Effect of dilutive securities:
Restricted stock subject to vesting	460	265	461	401
Shares issuable for acquisition consideration (1)	188	224	217	203
Shares issuable for conversion of convertible senior notes	1,251	—	893	77
Shares issuable for exercise of warrants	46	—	36	—
Shares used in computing diluted net income per share	33,867	32,377	33,500	32,444

Basic net income per share	$0.52	$0.21	$0.95	$0.49
Diluted net income per share	$0.49	$0.20	$0.90	$0.48

(1)For the three and six months ended June 30, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (iii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); and (iv) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”), as part of the consideration. For the three and six months ended June 30, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch; (vi) the Asset Purchase Agreement with Brainjocks; and (vii) the Stock Purchase Agreement with the shareholders of PSL, as part of the consideration.

    The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock subject to vesting	—	174	—	121
Convertible senior notes	—	3,823	—	—
Warrants related to the issuance of convertible senior notes	4,451	3,823	4,451	3,823
Total anti-dilutive securities	4,451	7,820	4,451	3,944

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $251.4 million (16.0 million shares) of outstanding common stock through June 30, 2021.

7. Balance Sheet Components

	June 30, 2021 (unaudited)	December 31, 2020
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$87,920	$85,998
Unbilled revenues, net	61,798	47,087
Total	$149,718	$133,085

Property and equipment:
Computer hardware (useful life of 3 years)	$17,344	$15,640
Software (useful life of 1 to 7 years)	6,012	5,342
Furniture and fixtures (useful life of 5 years)	4,490	4,597
Leasehold improvements (useful life of 5 years)	7,041	6,607
Less: Accumulated depreciation	(22,763)	(20,284)
Total	$12,124	$11,902

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$24,836	$33,943
Current operating lease liabilities	10,148	10,321
Accrued variable compensation	19,322	27,527
Deferred revenues	6,287	9,422
Other current liabilities	6,032	7,652
Deferred employer FICA payments	11,038	5,523
Payroll related costs	6,759	5,738
Professional fees	885	736
Accrued medical claims expense	2,376	2,405
Total	$87,683	$103,267

Other non-current liabilities:
Deferred income taxes	$17,481	$20,911
Reserve for uncertain tax positions	10,687	8,009
Deferred compensation liability	8,709	7,456
Non-current software accrual	5,491	5,748
Deferred employer FICA payments	—	5,523
Other non-current liabilities	3,446	2,434
Total	$45,814	$50,081

(1)As of June 30, 2021 and December 31, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by MedTouch, Brainjocks and the shareholders of PSL 12 months after the respective acquisitions.

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

A higher allowance for credit losses on customers within certain industries was recorded during the six months ended June 30, 2020 due to the potential adverse impact the COVID-19 pandemic may have had on the estimate of future credit losses. As of June 30, 2021, the Company reassessed its allowance and determined that a higher loss rate was no longer necessary based on the Company's loss experience over the past year, the Company's risk assessment of customers, and its expectations for continued successful collection of its accounts receivable balances.

Activity in the allowance for credit losses is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at December 31	$1,065	$464
Impact of ASU No. 2016-13 adoption	—	423
Opening balance at January 1	1,065	887
Charges to expense, net of recoveries	672	956
Uncollected balances written off	(60)	(128)
Balance at June 30	$1,677	$1,715

9. Business Combinations

2020 Acquisitions

On January 6, 2020, the Company acquired substantially all of the assets of MedTouch, pursuant to the terms of an Asset Purchase Agreement. The acquisition of MedTouch expands the Company’s digital healthcare marketing services. The Company’s total allocable purchase price consideration was $20.0 million. The Company incurred approximately $0.6 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $20.4 million.

On March 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services. On May 4, 2020, pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company has facilities located in Novi Sad, Serbia. The Company's total allocable purchase price consideration was $21.2 million. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes, excluding contingent consideration, is $8.7 million.

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
(2)MedTouch achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company paid $9.2 million in contingent consideration in the second quarter of 2021. The maximum cash payout that may have been realized by MedTouch was $10.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively.
(3)The maximum cash payout that may be realized by Brainjocks is $4.8 million. As of June 30, 2021, the fair value of the contingent consideration was $3.9 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.1 million and $0.3 million during the three and six months ended June 30, 2021.
(4)The maximum cash payout that may be realized by PSL is $22.2 million. As of June 30, 2021, the Company’s best estimate of the fair value of the contingent consideration was $20.9 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.7 million and $0.6 million during the three and six months ended June 30, 2021, respectively.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	MedTouch	Brainjocks	PSL
Acquired tangible assets	$4.7	$7.0	$11.6
Identified intangible assets	6.7	8.4	29.6
Liabilities assumed	(6.0)	(4.9)	(17.7)
Goodwill	14.6	10.7	59.6
Total purchase price	$20.0	$21.2	$83.1

As the Company completed its evaluation of the acquired assets and assumed liabilities of PSL, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments resulted in an increase to the total purchase price of $1.1 million, an increase to acquired tangible assets of $0.5 million, a decrease to identified intangible assets of $0.4 million, an increase to liabilities assumed of $1.7 million and an increase to goodwill of $2.7 million from the acquisition date through June 30, 2021. The measurement period for the PSL acquisition is now closed.

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the six months ended June 30, 2020, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch or Brainjocks because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

Six Months Ended June 30,
2020
Revenues	$308,529
Net income	$19,400
Basic net income per share	$0.61
Diluted net income per share	$0.60
Shares used in computing basic net income per share	31,896
Shares used in computing diluted net income per share	32,602

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three and six months ended June 30, 2021.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three and six months ended June 30, 2021.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows (in thousands):

Balance at December 31, 2020	$427,928
Purchase price allocation for acquisitions	(1,811)
Effect of foreign currency translation adjustments	(5,609)
Balance at June 30, 2021	$420,508

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$90,306	$(46,035)	$44,271	$97,497	$(44,185)	$53,312
Non-compete agreements	1,424	(937)	487	1,479	(831)	648
Customer backlog	—	—	—	10,353	(5,941)	4,412
Trade name	—	—	—	449	(281)	168
Developed software	13,802	(9,623)	4,179	13,962	(8,931)	5,031
Total	$105,532	$(56,595)	$48,937	$123,740	$(60,169)	$63,571

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2021 remaining	$8,135
2022	$15,615
2023	$10,772
2024	$7,624
2025	$4,431
Thereafter	$2,360

11. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the "2021 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of June 30, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the three and six months ended June 30, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on June 30, 2021) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.10% on June 30, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2021, the Company had $199.8 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2021 Credit Agreement. Specifically, the Company is required to maintain a ratio of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) plus stock compensation to interest expense for the previous four consecutive fiscal quarters of not less than 3.50 to 1.00, a ratio of indebtedness less the sum of all unsecured indebtedness, on a consolidated basis and without duplication, less all unrestricted cash and cash equivalents not to exceed $50,000,000 to EBITDA plus stock compensation of not more than 2.50 to 1.00, and a ratio of indebtedness less all unrestricted cash and cash equivalents not to exceed $50,000,000 to EBITDA plus stock compensation (“Consolidated Total Net Leverage Ratio”) of not more than 5.00 to 1.00. Additionally, the 2021 Credit Agreement currently restricts the payment of dividends that would result in a pro-forma Consolidated Total Net Leverage Ratio of more than 3.50 to 1.00.

At June 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

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

The 2025 Notes bear interest at a rate of 1.250% per year. Interest is payable in cash on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 19.3538 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $51.67 per share of common stock. After consideration of the 2025 Notes Hedges and 2025 Notes Warrants, the conversion rate is effectively hedged to a price of $81.05 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2025 Notes in cash upon conversion.

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

In August and December 2020, the Company repurchased a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”), leaving 2023 Notes with an aggregate principal amount of $5.1 million outstanding as of June 30, 2021. The Company used $172.0 million of the net proceeds from the 2025 Notes issuance in August 2020 and $9.7 million of additional cash in December 2020 to complete the 2023 Notes Partial Repurchase, of which a total of $127.7 million and $52.7 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The 2023 Notes Partial Repurchase resulted in a $4.5 million loss on extinguishment during the year ended December 31, 2020, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.4 million.

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

During the three months ended June 30, 2021, the conditional conversion features of the 2023 Notes and 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on June 30, 2021 (the last trading day of the fiscal quarter). Therefore, the 2023 Notes and 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending September 30, 2021. Whether the 2023 Notes and 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2023 Notes and 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2023 Notes and 2025 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2021 (unaudited). As of the date of this filing, none of the holders of the 2023 Notes and 2025 Notes have submitted requests for conversion. Based on the closing price of the Company's common stock of $80.42 per share on June 30, 2021, the conversion values of the 2023 Notes and 2025 Notes were greater than the principal amount of the Notes outstanding on a per note basis.

The liability component of the 2025 Notes and 2023 Notes consisted of the following (in thousands):

	June 30, 2021 (unaudited)		December 31, 2020
Liability component:	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$230,000	$5,090	$230,000	$5,090
Less: Unamortized debt discount	(41,311)	(352)	(45,690)	(426)
Unamortized debt issuance costs	(4,696)	(64)	(5,271)	(79)
Net carrying amount	$183,993	$4,674	$179,039	$4,585

Interest expense for the three and six months ended June 30, 2021 and 2020 related to the 2025 Notes and 2023 Notes consisted of the following (in thousands):

2025 Notes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest	$719	$—	$1,438	$—
Amortization of debt discount	2,200	—	4,379	—
Amortization of debt issuance costs	288	—	575	—
Total interest expense recognized	$3,207	$—	$6,392	$—

2023 Notes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest	$30	$853	$60	$1,707
Amortization of debt discount	37	992	74	1,969
Amortization of debt issuance costs	8	206	15	412
Total interest expense recognized	$75	$2,051	$149	$4,088

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

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through June 30, 2021 is approximately $23.4 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $9.5 million (excluding $1.2 million of interest) as of June 30, 2021.

The Company’s effective tax rate was 27.0% and 23.6% for the three and six months ended June 30, 2021, respectively, compared to 31.8% and 22.8% for the three and six months ended June 30, 2020, respectively. The effective tax rate increased during the six months ended June 30, 2021 primarily due to the relative decrease in tax benefits recognized for share-based compensation deductions partially offset by a decrease in non-deductible acquisition costs during the six months ended June 30, 2021 compared to the prior year. As of June 30, 2021, the Company’s net non-current deferred tax liability was $17.5 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020.

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

Excluding China and Colombia, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of June 30, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $16.4 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $1.1 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three and six months ended June 30, 2021 and 2020. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	June 30, 2021 (unaudited)	December 31, 2020
Derivatives not designated as hedges
Foreign exchange contracts	$20,753	$16,008
Total derivatives not designated as hedges	$20,753	$16,008

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of June 30, 2021 and December 31, 2020, $76.6 million and $66.0 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $9.8 million and $7.4 million as of June 30, 2021 and December 31, 2020, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of June 30, 2021 and December 31, 2020 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of

Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of June 30, 2021 and December 31, 2020.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2025 Notes as of June 30, 2021 and December 31, 2020 was $376.3 million and $263.4 million, respectively, and the approximate fair value of the 2023 Notes as of June 30, 2021 and December 31, 2020 was $10.3 million and $7.1 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and six months ended June 30, 2021 was $3.3 million and $6.6 million, respectively, and $2.9 million and $5.7 million for the three and six months ended June 30, 2020, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Other current liabilities	$10,148	$10,321
Operating lease liabilities	25,871	29,098
Total	$36,019	$39,419

Future minimum lease payments as of June 30, 2021 were as follows (in thousands):

June 30, 2021
2021 remaining	$3,803
2022	10,304
2023	8,092
2024	6,257
2025	4,706
Thereafter	5,901
Total future lease payments	39,063
Less implied interest	(3,044)
Total	$36,019

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

COVID-19 Pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic including emerging variants. The pandemic and the various governments’ response have caused, and continue to cause, significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through June 30, 2021, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company’s operations. We are proactively planning to reopen our offices in a manner that ensures the safety and well-being of our Perficient colleagues, while complying with state and local government and health regulations.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% of our services revenues for both the three and six months ended June 30, 2021 and 10% and 9% for the three and six months ended June 30, 2020, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Acquisition of PSL

On June 17, 2020, a wholly-owned subsidiary of the Company acquired Productora de Software S.A.S. (“PSL”) pursuant to the terms of a Stock Purchase Agreement. PSL is based in Medellin, Colombia, with additional locations in Bogota and Cali, Colombia. The acquisition of PSL strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and custom software application development, testing, and ongoing support for customers. PSL added more than 600 skilled professionals and strategic client relationships with customers across several industries. Refer to Note 9, Business Combinations, in the Notes to Interim Condensed Consolidated Financial Statements for additional information on the acquisition.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenues. Total revenues increased 26% to $184.1 million for the three months ended June 30, 2021 from $146.3 million for the three months ended June 30, 2020.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services revenues	$183,775	$145,836	$37,939	$9,081	$28,858
Software and hardware revenues	361	503	(142)	—	(142)
Total revenues	$184,136	$146,339	$37,797	$9,081	$28,716

Services revenues increased 26.0% to $183.8 million for the three months ended June 30, 2021 from $145.8 million for the three months ended June 30, 2020. Services revenues delivered by base business resources increased by $28.9 million while services revenues delivered by resources of acquired companies was $9.1 million, resulting in a total net increase of $37.9 million.

Software and hardware revenues decreased 28.2% to $0.4 million for the three months ended June 30, 2021 from $0.5 million for the three months ended June 30, 2020.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 24.2% to $113.2 million for the three months ended June 30, 2021 from $91.2 million for the three months ended June 30, 2020 primarily due to higher headcount and the acquisition of PSL. Services costs as a percentage of services revenues decreased to 61.6% for the three months ended June 30, 2021 from 62.5% for the three months ended June 30, 2020, primarily due to a continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $37.4 million for the three months ended June 30, 2021 from $33.9 million for the three months ended June 30, 2020. SG&A expenses as a percentage of revenues decreased to 20.3% for the three months ended June 30, 2021 from 23.1% for the three months ended June 30, 2020, primarily due to a 25.8% increase in revenues for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Depreciation. Depreciation expense increased 23% to $1.6 million for the three months ended June 30, 2021 from $1.3 million for the three months ended June 30, 2020. Depreciation expense as a percentage of revenues was 0.9% for each of the three months ended June 30, 2021 and 2020.

Amortization. Amortization expense increased 44% to $6.3 million for the three months ended June 30, 2021 from $4.4 million for the three months ended June 30, 2020. Amortization expense as a percentage of revenues was 3.4% for the three months ended June 30, 2021 and 3.0% for the three months ended June 30, 2020. The increase in amortization expense was primarily due to the addition of intangibles from the PSL acquisition in 2020.

Acquisition Costs. Acquisition-related costs were immaterial for the three months ended June 30, 2021 and $1.8 million for the three months ended June 30, 2020. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.5 million was recorded during the three months ended June 30, 2021 which represents the net fair market adjustment to the Productora de Software S.A.S. (“PSL”), Catalyst Networks Inc. ("Brainjocks"), and MedTouch LLC (“MedTouch”) revenue and earnings-based consideration liabilities, net of accretion. An adjustment of $2.1 million was recorded during the three months ended June 30, 2020 which represents the fair market adjustment to the MedTouch revenue and earnings-based consideration liability, in addition to accretion.

Net Interest Expense. Net interest expense increased to $3.4 million for the three months ended June 30, 2021 from $2.1 million for the three months ended June 30, 2020 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate decreased to 27.0% for the three months ended June 30, 2021 from 31.8% for the three months ended June 30, 2020. The decrease in the effective tax rate was primarily due to lower non-deductible acquisition costs, partially offset by a decrease in tax benefits recognized related to research and development during the three months ended June 30, 2021 compared to the prior-year quarter.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenues. Total revenues increased 21% to $353.5 million for the six months ended June 30, 2021 from $291.9 million for the six months ended June 30, 2020.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Six Months Ended June 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services revenues	$352,505	$291,238	$61,267	$21,620	$39,647
Software and hardware revenues	972	663	309	—	309
Total revenues	$353,477	$291,901	$61,576	$21,620	$39,956

Services revenues increased 21.0% to $352.5 million for the six months ended June 30, 2021 from $291.2 million for the six months ended June 30, 2020. Services revenues delivered by base business resources increased by $39.6 million while services revenues delivered by resources of acquired companies was $21.6 million, resulting in a total net increase of $61.3 million.

Software and hardware revenues increased 46.6% to $1.0 million for the six months ended June 30, 2021 from $0.7 million for the six months ended June 30, 2020.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 18.9% to $219.2 million for the six months ended June 30, 2021 from $184.4 million for the six months ended June 30, 2020 primarily due to higher headcount and acquisitions. Services costs as a percentage of services revenues decreased to 62.2% for the six months ended June 30, 2021 from 63.3% for the six months ended June 30, 2020, primarily due to continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $71.4 million for the six months ended June 30, 2021 from $67.1 million for the six months ended June 30, 2020. SG&A expenses as a percentage of revenues decreased to 20.2% for the six months ended June 30, 2021 from 23.0% for the six months ended June 30, 2020, primarily due to a 21.1% increase in revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Depreciation. Depreciation expense increased 18.0% to $3.1 million for the six months ended June 30, 2021 from $2.6 million for the six months ended June 30, 2020. Depreciation expense as a percentage of revenues was 0.9% for both the six months ended June 30, 2021 and 2020, respectively.

Amortization. Amortization expense increased 60.9% to $13.4 million for the six months ended June 30, 2021 from $8.3 million for the six months ended June 30, 2020. Amortization expense as a percentage of revenues was 3.8% for the six months ended June 30, 2021 and 2.9% for the six months ended June 30, 2020. The increase in amortization expense was primarily due to the addition of intangibles from the PSL acquisition in 2020.

Acquisition Costs. Acquisition-related costs were $0.1 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An immaterial adjustment was recorded during six months ended June 30, 2021 which represents the net impact of the fair market adjustment to the PSL, Brainjocks, and MedTouch revenue and earnings-based consideration liabilities, in addition to accretion. An adjustment of $1.7 million was recorded during the six months ended June 30, 2020 which represents the fair market adjustment to the MedTouch and Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based consideration liability, in addition to accretion.

Net Interest Expense. Net interest expense increased to $6.7 million for the six months ended June 30, 2021 from $4.0 million for the six months ended June 30, 2020 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 23.6% for the six months ended June 30, 2021 from 22.8% for the six months ended June 30, 2020. The increase in the effective tax rate was primarily due to the relative decrease in tax benefits recognized related to share-based compensation deductions partially offset by a decrease in non-deductible acquisition costs during the six months ended June 30, 2021 compared to the prior-year period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents (1)	$86.7	$83.2
Working capital (including cash and cash equivalents) (2)	$134.7	$97.6
Amounts available under credit facility	$199.8	$124.8

(1) The balance at June 30, 2021 and December 31, 2020 includes $5.9 million and $5.1 million, respectively, held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at June 30, 2021 also includes $1.7 million and $1.7 million in cash held by our Colombian and Chinese subsidiaries, respectively. The balance at December 31, 2020 includes $5.7 million and $2.2 million held by our Colombian and Chinese subsidiaries, respectively.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $29.9 million compared to net cash provided by operating activities of $37.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the primary components of operating cash flows were net income of $30.2 million, non-cash charges of $30.9 million and net operating asset investments of $31.2 million. For the six months ended June 30, 2020, the primary components of operating cash flows were net income of $15.6 million, non-cash charges of $24.8 million and net operating asset investments of $2.9 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, we used $4.2 million to purchase property and equipment and to develop software. During the six months ended June 30, 2020, we used $3.5 million to purchase property and equipment and to develop software and $91.2 million for the acquisitions of PSL, Brainjocks, and MedTouch, in addition to net working capital settlement related to an acquisition.

Net Cash (Used in) Provided by Financing Activities

During the six months ended June 30, 2021, we used $11.8 million to repurchase shares of our common stock through the stock repurchase program, $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, $4.2 million to settle contingent consideration for the acquisition of MedTouch, and $0.6 million to amend the 2021 Credit Facility. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. During the six months ended June 30, 2020, we drew down $20.0 million from our line of credit, repaid $8.0 million on our line of credit, used $4.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.9 million to settle contingent consideration for the purchase of Elixiter Inc. ("Elixiter").

Availability of Funds from Bank Line of Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the "2021 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of June 30, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the three and six months ended June 30, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on June 30, 2021) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.10% on June 30, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2021, the Company had $199.8 million of unused borrowing capacity.

At June 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $251.4 million (16.0 million shares) of outstanding common stock through June 30, 2021.

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

Contractual Obligations

There were no material changes in lease obligations in the first six months of 2021 outside the ordinary course of our business and acquisitions. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of June 30, 2021 and December 31, 2020, there were no balances outstanding under the Credit Agreement. Any balances outstanding under the Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of June 9, 2022. As of June 30, 2021, there were in aggregate $188.7 million of outstanding Notes, net of unamortized debt discount and issuance costs, compared to $183.6 million as of December 31, 2020. These amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020 and will become due and payable no later than the final maturity date of September 15, 2023 for the 2023 Notes and August 1, 2025 for the 2025 Notes. Based on the market price of our common stock during the 30 trading days preceding June 30, 2021, the 2025 Notes and 2023 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending September 30, 2021. Whether the 2025 Notes and 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of June 30, 2021, the 2025 Notes and 2023 Notes had an aggregate principal amount of $230.0 million and $5.1 million outstanding, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of June 30, 2021 (unaudited) of $86.7 million, $5.9 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the issuance of convertible senior notes. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of June 30, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $16.4 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $1.1 million. As of June 30, 2021, $1.7 million and $1.7 million of the total cash and cash equivalents was held by the Company’s Colombian and Chinese subsidiaries, respectively, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the six months ended June 30, 2021, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of June 30, 2021, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2021, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2018 and 2020, we issued the 2023 Notes and the 2025 Notes (together, the “Notes”), respectively, which have a fixed interest rate of 2.375% and 1.250%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2021, the fair value of the 2023 Notes and 2025 Notes was approximately $10.3 million and $376.3 million, respectively.

We had unrestricted cash and cash equivalents totaling $86.7 million at June 30, 2021 and $83.2 million at December 31, 2020. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remote work in response to the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $251.4 million (16.0 million shares) of outstanding common stock through June 30, 2021.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning balance as of March 31, 2021	15,922,868	$15.36	15,922,868	$20,483,858
April 1-30, 2021	—	$—	—	$70,483,858
May 1-31, 2021	93,100	$68.63	93,100	$64,094,405
June 1-30, 2021	7,000	$72.12	7,000	$63,589,681
Ending balance as of June 30, 2021	16,022,968	$15.69	16,022,968

(1)Average price paid per share includes commission.
(2)Subsequent to March 31, 2021, the Company's Board of Directors approved a $50.0 million increase in the share repurchase program.

Item 5. Other Information

None.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

4.4
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.5
Indenture, dated September 11, 2018, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 2.375% Convertible Senior Notes due 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed September 11, 2018 and incorporated herein by reference

10.1
Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners and the other lenders parties thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed May 7, 2021 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	July 29, 2021	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)