Form 10-Q
period 2021-09-30
PERFICIENT INC
filed 2021-10-28
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

As of October 21, 2021, there were 32,938,449 shares of Common Stock outstanding.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$56,405	$83,204
Accounts receivable, net	165,041	133,085
Prepaid expenses	6,711	5,575
Other current assets	3,762	4,646
Total current assets	231,919	226,510
Property and equipment, net	12,127	11,902
Operating lease right-of-use assets	34,944	38,539
Goodwill	438,173	427,928
Intangible assets, net	52,482	63,571
Other non-current assets	17,986	17,311
Total assets	$787,631	$785,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,168	$25,613
Other current liabilities	90,056	103,267
Total current liabilities	109,224	128,880
Long-term debt, net	186,527	183,624
Operating lease liabilities	25,590	29,098
Other non-current liabilities	43,038	50,081
Total liabilities	$364,379	$391,683
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 50,628,570 shares issued and 32,065,433 shares outstanding as of September 30, 2021; 50,296,453 shares issued and 32,074,094 shares outstanding as of December 31, 2020)	51	50
Additional paid-in capital	471,586	459,866
Accumulated other comprehensive (loss) income	(3,214)	3,746
Treasury stock, at cost (18,563,137 shares as of September 30, 2021; 18,222,359 shares as of December 31, 2020)	(312,374)	(289,225)
Retained earnings	267,203	219,641
Total stockholders’ equity	423,252	394,078
Total liabilities and stockholders’ equity	$787,631	$785,761

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$192,820	$157,678	$546,297	$449,579

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	118,260	96,704	337,502	281,076
Selling, general and administrative	39,316	34,566	110,719	101,663
Depreciation	1,607	1,388	4,682	3,993
Amortization	4,317	7,237	17,702	15,557
Acquisition costs	1,264	57	1,332	3,657
Adjustment to fair value of contingent consideration	42	2,061	46	3,793
Income from operations	28,014	15,665	74,314	39,840

Net interest expense	3,481	2,808	10,144	6,795
Loss on extinguishment of debt	250	4,337	250	4,337
Net other expense (income)	103	(9)	234	(17)
Income before income taxes	24,180	8,529	63,686	28,725
Provision for income taxes	6,784	2,352	16,124	6,965

Net income	$17,396	$6,177	$47,562	$21,760

Basic net income per share	$0.54	$0.19	$1.49	$0.68
Diluted net income per share	$0.48	$0.19	$1.39	$0.67
Shares used in computing basic net income per share	31,987	31,873	31,925	31,800
Shares used in computing diluted net income per share	35,893	32,649	34,177	32,509

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$17,396	$6,177	$47,562	$21,760
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(1,401)	(1,074)	(6,960)	(2,126)
Comprehensive income	$15,995	$5,103	$40,602	$19,634

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock
Beginning of period	$51	$50	$50	$49
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	1
End of period	51	50	51	50
Additional Paid-in Capital
Beginning of period	470,218	475,147	459,866	455,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	152	94	363	210
Stock compensation related to restricted stock vesting and retirement savings plan contributions	5,006	4,419	15,147	13,824
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	4,162	23	4,162	10,184
Equity component of 2025 convertible notes, net of tax	—	36,386	—	36,386
Debt issuance costs of 2025 convertible notes allocated to equity, net of tax	—	(1,155)	—	(1,155)
Purchase of hedges on 2025 convertible notes, net of tax	—	(36,387)	—	(36,387)
Proceeds from issuance of warrants on 2025 convertible notes	—	22,218	—	22,218
Equity component of repurchase of 2023 convertible notes	(8,963)	(49,856)	(8,963)	(49,856)
Proceeds from sale of hedges related to 2023 convertible notes	6,053	47,338	6,053	47,338
Purchases of warrants related to 2023 convertible notes	(5,042)	(40,699)	(5,042)	(40,699)
End of period	471,586	457,528	471,586	457,528
Accumulated Other Comprehensive (Loss) Income
Beginning of period	(1,813)	(3,702)	3,746	(2,650)
Foreign currency translation adjustment	(1,401)	(1,074)	(6,960)	(2,126)
End of period	(3,214)	(4,776)	(3,214)	(4,776)
Treasury Stock
Beginning of period	(306,270)	(266,485)	(289,225)	(261,624)
Purchases of treasury stock and buyback of shares for taxes	(6,104)	(11,112)	(23,149)	(15,973)
End of period	(312,374)	(277,597)	(312,374)	(277,597)
Retained Earnings
Beginning of period	249,807	205,043	219,641	189,775
Cumulative effect of accounting changes	—	—	—	(315)
Net income	17,396	6,177	47,562	21,760
End of period	267,203	211,220	267,203	211,220
Total Shareholders’ Equity	$423,252	$386,425	$423,252	$386,425

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Stock, shares	2021	2020	2021	2020
Beginning of period	32,071	32,272	32,074	31,687
Sales of stock through the Employee Stock Purchase Plan	2	3	6	7
Stock compensation related to restricted stock vesting and retirement savings plan contributions	11	22	283	380
Purchases of treasury stock and buyback of shares for taxes	(62)	(255)	(341)	(369)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	43	—	43	337
End of period	32,065	32,042	32,065	32,042

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$47,562	$21,760
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	4,682	3,993
Amortization	17,702	15,557
Loss on extinguishment of debt	250	4,337
Deferred income taxes	(1,258)	(1,436)
Non-cash stock compensation and retirement savings plan contributions	16,008	14,160
Amortization of debt discount and issuance costs	7,684	4,345
Adjustment to fair value of contingent consideration for purchase of businesses	46	3,793

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,155)	3,382
Other assets	(924)	1,079
Accounts payable	(4,830)	(7,372)
Other liabilities	(18,632)	(3,979)
Net cash provided by operating activities	38,135	59,619

Investing Activities
Purchase of property and equipment	(5,892)	(3,880)
Capitalization of internally developed software costs	(762)	(1,245)
Purchase of businesses, net of cash acquired	(14,872)	(90,190)
Net cash used in investing activities	(21,526)	(95,315)

Financing Activities
Proceeds from issuance of 2025 convertible notes	—	230,000
Payment for 2025 convertible notes issuance costs	—	(7,303)
Purchase of 2025 convertible notes hedges	—	(48,944)
Proceeds from issuance of 2025 convertible notes warrants	—	22,218
Payments for repurchase of 2023 convertible notes	(13,907)	(170,720)
Proceeds from sale of of hedges related to 2023 convertible notes	6,053	47,338
Repurchase of warrants related to 2023 convertible notes	(5,042)	(40,699)
Payment for credit facility financing fees	(633)	—
Proceeds from line of credit	—	28,000
Payments on line of credit	—	(28,000)
Payment of contingent consideration for purchase of business	(6,470)	(876)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	363	210
Purchases of treasury stock	(17,906)	(11,112)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,243)	(4,861)
Net cash (used in) provided by financing activities	(42,785)	15,251
Effect of exchange rate on cash and cash equivalents	(623)	(251)
Change in cash and cash equivalents	(26,799)	(20,696)
Cash and cash equivalents at beginning of period	83,204	70,728
Cash and cash equivalents at end of period	$56,405	$50,032

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures:
Cash paid for income taxes	$14,713	$3,782
Cash paid for interest	$3,137	$3,321

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$3,803	$8,729
Liability incurred for purchase of property and equipment	$—	$500

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Through September 30, 2021, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, particularly in light of the COVID-19 pandemic, including emerging variants, and its effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic, including as a result of emerging variants. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses the accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effects, if any, of the adoption of the new guidance on its financial statements and disclosures.

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

Deferred Revenue

The Company’s deferred revenue balance as of September 30, 2021 and December 31, 2020 was $7.5 million and $9.4 million, respectively. Substantially all of the December 31, 2020 deferred revenue balance was recognized in revenue during the nine months ended September 30, 2021.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of September 30, 2021 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended September 30,
	2021			2020
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$146,675	$—	$146,675	$114,581	$—	$114,581
Fixed fee percent complete contracts	11,572	—	11,572	13,920	—	13,920
Fixed fee contracts	28,678	—	28,678	22,836	—	22,836
Reimbursable expenses	2,316	—	2,316	1,513	—	1,513
Total professional services fees	189,241	—	189,241	152,850	—	152,850
Other services revenue*	2,694	484	3,178	3,368	537	3,905
Total services	191,935	484	192,419	156,218	537	156,755
Software and hardware	—	401	401	—	923	923
Total revenues	$191,935	$885	$192,820	$156,218	$1,460	$157,678

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

	Nine Months Ended September 30,
	2021			2020
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$414,540	$—	$414,540	$316,866	$—	$316,866
Fixed fee percent complete contracts	35,252	—	35,252	39,556	—	39,556
Fixed fee contracts	77,726	—	77,726	72,124	—	72,124
Reimbursable expenses	7,132	—	7,132	7,437	—	7,437
Total professional services fees	534,650	—	534,650	435,983	—	435,983
Other services revenue*	8,691	1,583	10,274	10,314	1,696	12,010
Total services	543,341	1,583	544,924	446,297	1,696	447,993
Software and hardware	—	1,373	1,373	—	1,586	1,586
Total revenues	$543,341	$2,956	$546,297	$446,297	$3,282	$449,579

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$189,334	$154,078	$535,491	$440,140
Other countries	3,486	3,600	10,806	9,439
Total revenues	$192,820	$157,678	$546,297	$449,579

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of September 30, 2021, there were 1.3 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and nine months ended September 30, 2021 was $6.3 million and $17.1 million, respectively, which included $1.1 million and $3.0 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.6 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2020 was $4.7 million and $14.4 million, respectively, which included $0.8 million and $2.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.5 million and $4.4 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $22.5 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the nine months ended September 30, 2021 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2020	905	$35.34
Awards granted	192	55.82
Awards vested	(240)	29.97
Awards forfeited	(59)	35.98
Restricted stock awards outstanding at September 30, 2021	798	$41.83

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$17,396	$6,177	$47,562	$21,760
Basic:
Weighted-average shares of common stock outstanding	31,987	31,873	31,925	31,800
Shares used in computing basic net income per share	31,987	31,873	31,925	31,800
Effect of dilutive securities:
Restricted stock subject to vesting	613	444	536	414
Shares issuable for acquisition consideration (1)	66	310	166	238
Shares issuable for conversion of convertible senior notes	2,252	22	1,515	57
Shares issuable for exercise of warrants	975	—	35	—
Shares used in computing diluted net income per share	35,893	32,649	34,177	32,509

Basic net income per share	$0.54	$0.19	$1.49	$0.68
Diluted net income per share	$0.48	$0.19	$1.39	$0.67

(1)For the three and nine months ended September 30, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (iii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iv) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); and (v) the Purchase Agreement with Talos (as defined in Note 9 - Business Combinations), as part of the consideration. For the three and nine months ended September 30, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch; (vi) the Asset Purchase Agreement with Brainjocks; and (vii) the Stock Purchase Agreement with the shareholders of PSL, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock subject to vesting	—	—	—	139
Convertible senior notes	—	7,942	—	4,451
Warrants related to the issuance of convertible senior notes	—	8,274	4,451	8,274
Total anti-dilutive securities	—	16,216	4,451	12,864

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $257.5 million (16.1 million shares) of outstanding common stock through September 30, 2021.

7. Balance Sheet Components

	September 30, 2021 (unaudited)	December 31, 2020
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$101,857	$85,998
Unbilled revenues, net	63,184	47,087
Total	$165,041	$133,085

Property and equipment:
Computer hardware (useful life of 3 years)	$18,366	$15,640
Software (useful life of 1 to 7 years)	6,015	5,342
Furniture and fixtures (useful life of 5 years)	4,493	4,597
Leasehold improvements (useful life of 5 years)	7,476	6,607
Less: Accumulated depreciation	(24,223)	(20,284)
Total	$12,127	$11,902

Other current liabilities:
Estimated fair value of contingent consideration liability (1)	$29,940	$33,943
Accrued variable compensation	22,591	27,527
Current operating lease liabilities	11,133	10,321
Payroll related costs	8,726	5,738
Deferred revenues	7,545	9,422
Other current liabilities	4,736	5,688
Accrued medical claims expense	2,345	2,405
Professional fees	1,625	736
Accrued IT expenses	1,415	1,964
Deferred employer FICA payments	—	5,523
Total	$90,056	$103,267

Other non-current liabilities:
Deferred income taxes	$16,978	$20,911
Reserve for uncertain tax positions	11,343	8,009
Deferred compensation liability	8,888	7,456
Other non-current liabilities	3,056	2,434
Non-current software accrual	2,773	5,748
Deferred employer FICA payments	—	5,523
Total	$43,038	$50,081

(1)As of September 30, 2021, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by MedTouch, the shareholders of PSL, and the sellers in the Talos acquisition 12 months after the respective acquisitions. As of December 31, 2020, represents the fair value estimate of revenue and earnings-based contingent consideration that may be realized by MedTouch, Brainjocks, and the shareholders of PSL 12 months after the respective acquisitions.

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

Activity in the allowance for credit losses is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at December 31	$1,065	$464
Impact of ASU No. 2016-13 adoption	—	423
Opening balance at January 1	1,065	887
Charges to expense, net of recoveries	1,382	1,138
Uncollected balances written off	(66)	(818)
Balance at September 30	$2,381	$1,207

9. Business Combinations

2021 Acquisition

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $28.1 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $8.7 million.

The acquisition date fair value of the consideration transferred for the 2021 acquisition consisted of the following (in millions):

	Talos
Cash	$14.9
Company common stock issued at closing	3.8
Contingent consideration (1)	9.0	(2)
Net working capital adjustment due to the seller(s)	0.4
Total allocable purchase price consideration	$28.1

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Talos acquisition is $10.6 million. As of September 30, 2021, the fair value of the contingent consideration was $9.0 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Talos
Acquired tangible assets	$2.3
Identified intangible assets	8.0
Liabilities assumed	(1.0)
Goodwill	18.8
Total purchase price	$28.1

The following table presents details of the intangible assets acquired during the nine months ended September 30, 2021 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Talos
Customer relationships	6 years	6 years	$6.8
Customer backlog	1 year	1 year	1.0
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Total acquired intangible assets			$8.0

The above purchase price accounting estimates for Talos are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

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

On March 23, 2020, the Company acquired substantially all of the assets of Brainjocks, pursuant to the terms of an Asset Purchase Agreement. The acquisition of Brainjocks expands the Company’s strategic marketing and technical delivery services. On May 4, 2020, pursuant to a separate Asset Purchase Agreement, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of Brainjocks Europe d.o.o. Novi Sad, an affiliate of Brainjocks operating in Serbia. With the completion of this acquisition, the Company has facilities located in Novi Sad, Serbia. The Company's total allocable purchase price consideration was $21.2 million. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $12.6 million.

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
(2)MedTouch achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company paid $9.2 million in contingent consideration in the second quarter of 2021. The maximum cash payout that may have been realized by MedTouch was $10.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.3 million during the nine months ended September 30, 2021. The pre-tax adjustment was immaterial for the three months ended September 30, 2021.
(3)Brainjocks achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company paid $3.9 million in contingent consideration in the third quarter of 2021. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.3 million during the nine months ended September 30, 2021. The pre-tax adjustment was immaterial for the three months ended September 30, 2021.
(4)The maximum cash payout that may be realized by PSL is $22.2 million. As of September 30, 2021, the Company’s best estimate of the fair value of the contingent consideration was $20.9 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.6 million during the nine months ended September 30, 2021. The pre-tax adjustment was immaterial for the three months ended September 30, 2021.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	MedTouch	Brainjocks	PSL
Acquired tangible assets	$4.7	$7.0	$11.6
Identified intangible assets	6.7	8.4	29.6
Liabilities assumed	(6.0)	(4.9)	(17.7)
Goodwill	14.6	10.7	59.6
Total purchase price	$20.0	$21.2	$83.1

As the Company completed its evaluation of the acquired assets and assumed liabilities of PSL, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments resulted in an increase to the total purchase price of $1.1 million, an increase to acquired tangible assets of $0.5 million, a decrease to identified intangible assets of $0.4 million, an increase to liabilities assumed of $1.7 million and an increase to goodwill of $2.7 million from the acquisition date through June 30, 2021. The measurement period for the PSL acquisition was closed in June 2021.

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

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL for the nine months ended September 30, 2020, after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019. Pro-forma results of operations have not been presented for MedTouch, Brainjocks, or Talos because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

Nine Months Ended September 30,
2020
Revenues	$466,207
Net income	$26,767
Basic net income per share	$0.84
Diluted net income per share	$0.82
Shares used in computing basic net income per share	31,933
Shares used in computing diluted net income per share	32,615

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three and nine months ended September 30, 2021.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three and nine months ended September 30, 2021.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

Balance at December 31, 2020	$427,928
Purchase price allocation for acquisitions	16,992
Effect of foreign currency translation adjustments	(6,747)
Balance at September 30, 2021	$438,173

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$94,181	$(47,080)	$47,101	$97,497	$(44,185)	$53,312
Non-compete agreements	1,345	(848)	497	1,479	(831)	648
Customer backlog	1,021	(65)	956	10,353	(5,941)	4,412
Trade name	98	(6)	92	449	(281)	168
Developed software	6,821	(2,985)	3,836	13,962	(8,931)	5,031
Total	$103,466	$(50,984)	$52,482	$123,740	$(60,169)	$63,571

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2021 remaining	$4,512
2022	$17,496
2023	$11,885
2024	$8,730
2025	$5,566
Thereafter	$4,293

11. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the "2021 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the nine months ended September 30, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on September 30, 2021) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.08% on September 30, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2021, the Company had $199.8 million of unused borrowing capacity.

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

At September 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

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

In August and November 2020, the Company repurchased a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”). The Company used $172.0 million of the net proceeds from the 2025 Notes issuance in August 2020 and $9.7 million of additional cash in November 2020 to complete the 2023 Notes Partial Repurchase, of which a total of $127.7 million and $52.7 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The 2023 Notes Partial Repurchase resulted in a $4.5 million loss on extinguishment during the year ended December 31, 2020, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.4 million. During the three and nine months ended September 30, 2020, the 2023 Notes Partial Repurchase resulted in a $4.3 million loss on extinguishment, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.3 million. During the three and nine months ended September 30, 2020, the Company used $172.0 million of the net proceeds from the 2025 Notes issuance in the 2023 Notes Partial Repurchase, of which $120.9 million and $49.9 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest.

In August 2021, the Company repurchased the remainder of the outstanding 2023 Notes through individual, privately negotiated transactions (the “Final 2023 Notes Repurchase”). The Company used $13.9 million of cash to complete the Final 2023 Notes Repurchase, of which $4.9 million and $9.0 million were allocated to the liability and equity components of the 2023 Notes, respectively. The Final 2023 Notes Repurchase resulted in a $0.3 million loss on extinguishment during the three and nine months ended September 30, 2021, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $0.1 million.

The 2023 Notes bore interest at a rate of 2.375% per year. Interest was payable in cash on March 15 and September 15 of each year. The 2023 Notes were scheduled to mature on September 15, 2023, unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate was 26.5957 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which was equivalent to an initial conversion price of approximately $37.60 per share of common stock. After consideration of the 2023 Notes Hedges (as defined below) and 2023 Notes Warrants (as defined below), the conversion rate was effectively hedged to a price of $46.62 per share of common stock. The conversion rate, and thus the conversion price, could have been adjusted under certain circumstances as described in the indenture governing the 2023 Notes (the “2023 Indenture”). The Company could have settled conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2023 Indenture) had occurred, then the Company would have in certain circumstances increased the conversion rate for a specified period of time.

Other Terms of the Notes

The 2025 Notes may be converted at the holder’s option prior to the close of business on the business day immediately preceding August 1, 2025, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the 2025 Indenture; and
•at any time from, and including, February 3, 2025, until the close of business on the second scheduled trading day immediately before the maturity date for the 2025 Notes.

The Company may not redeem the 2025 Notes at its option before maturity. If a “fundamental change” (as defined in the 2025 Indenture) occurs, then, except as described in the 2025 Indenture, noteholders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any.

During the three months ended September 30, 2021, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on September 30, 2021 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending December 31, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2025 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of September 30, 2021 (unaudited). As of the date of this filing, none of the holders of the 2025 Notes have submitted requests for conversion. Based on the closing price of the Company's common stock of $115.70 per share on September 30, 2021, the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The liability component of the 2025 Notes and 2023 Notes consisted of the following (in thousands):

	September 30, 2021 (unaudited)		December 31, 2020
Liability component:	2025 Notes	2023 Notes	2025 Notes	2023 Notes
Principal	$230,000	$—	$230,000	$5,090
Less: Unamortized debt discount	(39,064)	—	(45,690)	(426)
Unamortized debt issuance costs	(4,409)	—	(5,271)	(79)
Net carrying amount	$186,527	$—	$179,039	$4,585

Interest expense for the three and nine months ended September 30, 2021 and 2020 related to the 2025 Notes and 2023 Notes consisted of the following (in thousands):

2025 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest	$718	$375	$2,156	$375
Amortization of debt discount	2,246	1,116	6,625	1,116
Amortization of debt issuance costs	291	151	866	151
Total interest expense recognized	$3,255	$1,642	$9,647	$1,642

2023 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest	$15	$446	$75	$2,153
Amortization of debt discount	17	535	91	2,504
Amortization of debt issuance costs	3	110	18	522
Total interest expense recognized	$35	$1,091	$184	$5,179

Convertible Notes Hedges

In connection with the issuance of the 2025 Notes and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2025 Notes Hedges” and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the 2025 Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. In August and November 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. During the three and nine months ended September 30, 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.5 million shares for cash proceeds of $47.3 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company terminated the remainder of the 2023 Notes Hedges corresponding to approximately 0.1 million shares for cash proceeds of $6.1 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity.

Convertible Notes Warrants

In connection with the issuance of the 2025 Notes and 2023 Notes, the Company also sold net-share-settled warrants (the “2025 Notes Warrants” and the “2023 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2025 Notes Warrants and 2023 Notes Warrants was approximately $81.05 and $46.62 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2025 Notes Warrants and 2023 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $81.05 for any fiscal quarter for the 2025 Notes Warrants and $46.62 for the 2023 Notes Warrants. The 2025 Notes Warrants expire over a period of 100 trading days commencing on November 1, 2025, and may be settled in net shares of common stock or net cash at the Company’s election. In August and November 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $43.0 million. During the three and nine months ended September 30, 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $40.7 million. The repurchase was recorded as a reduction in additional paid-in capital within stockholders' equity. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company repurchased the remainder of the 2023 Notes Warrants through a cash payment of 5.0 million. The repurchase was recorded as a reduction in additional paid-in capital within stockholders' equity.

12. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (the “IRS”) has completed examinations of the Company’s U.S. income tax returns or the statute of limitations has passed on returns for the years through 2015. The Company’s 2016 and 2017 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits in the total amount of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken, or expected to be taken, in the Company’s income tax returns for 2011 through September 30, 2021 is approximately $24.8 million.

Under the provisions of the ASC Subtopic 740-10-25, Income Taxes - Recognition, the Company had an unrecognized tax benefit of $10.0 million (excluding $1.3 million of interest) as of September 30, 2021.

The Company’s effective tax rate was 28.1% and 25.3% for the three and nine months ended September 30, 2021, respectively, compared to 27.6% and 24.2% for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company’s net non-current deferred tax liability was $17.0 million. Deferred tax liabilities primarily relate to goodwill, other intangibles, fixed assets, prepaid expenses and issuance of the Notes. Net non-current deferred tax liabilities are recorded in “Other non-current liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020.

In general, it is the Company’s practice and intention to reinvest the earnings of the Company’s foreign subsidiaries in those operations. However, during 2017 and 2020, the Company determined that the foreign earnings of the Company’s Chinese and Colombian subsidiaries are no longer permanently reinvested and may repatriate available earnings from time to time. Management intends to continue to permanently reinvest all other remaining current and prior earnings in its other foreign subsidiaries.

Excluding China and Colombia, foreign unremitted earnings of entities not included in the United States tax return have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. Under current applicable tax laws, if the Company elects to remit some or all of the funds it has designated as indefinitely reinvested outside the United States, the amount remitted would be subject to non-U.S. withholding taxes. As of September 30, 2021,the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $17.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $1.2 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.3 million and $1.0 million during the three and nine months ended September 30, 2021, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were immaterial during each of the three and nine months ended September 30, 2020. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	September 30, 2021 (unaudited)	December 31, 2020
Derivatives not designated as hedges
Foreign exchange contracts	$21,146	$16,008
Total derivatives not designated as hedges	$21,146	$16,008

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of September 30, 2021 and December 31, 2020, $42.6 million and $66.0 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $9.8 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of September 30, 2021 and December 31, 2020 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of September 30, 2021 and December 31, 2020.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement. The approximate fair value of the 2025 Notes as of September 30, 2021 and December 31, 2020 was $522.1 million and $263.4 million, respectively. As of September 30, 2021, the 2023 Notes have been fully repurchased. The approximate fair value of the 2023 Notes as of December 31, 2020 was $7.1 million. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and nine months ended September 30, 2021 was $3.1 million and $9.7 million, respectively, and $3.3 million and $9.0 million for the three and nine months ended September 30, 2020, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Other current liabilities	$11,133	$10,321
Operating lease liabilities	25,590	29,098
Total	$36,723	$39,419

Future minimum lease payments as of September 30, 2021 were as follows (in thousands):

September 30, 2021
2021 remaining	$1,812
2022	10,725
2023	8,508
2024	6,664
2025	5,163
Thereafter	6,796
Total future lease payments	39,668
Less implied interest	(2,945)
Total	$36,723

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

17. Subsequent Event

On October 14, 2021, the Company entered into a Stock Purchase Agreement (the “Overactive Agreement”), by and among the Company, Izmul S.A., a sociedad anónima organized under the laws of Uruguay (“Overactive”), the shareholders of Overactive (the “Shareholders”), and certain other parties thereto. Pursuant to the Overactive Agreement, a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Overactive.

The total consideration paid at closing was approximately $100.6 million, comprised of (1) $97.7 million in cash and (2) $2.9 million in the Company’s common stock (based on the average closing price of the Company’s common stock on the Nasdaq Global Select Market for the 30 trading days immediately preceding the closing date per the terms of the Overactive Agreement). Of the total consideration, $15.0 million was placed in escrow as security for post-closing indemnification obligations of the Shareholders.

The purchase price is subject to a net working capital adjustment and contingent consideration of up to $14.4 million payable in cash and contingent on the satisfaction of certain post-closing financial performance objectives of Overactive during the 12-month period immediately following closing. The Overactive Agreement includes customary representations, warranties and covenants by the parties.

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

Through September 30, 2021, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for each of the three and nine months ended September 30, 2021, and 9% for each of the three and nine months ended September 30, 2020. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenues. Total revenues increased 22% to $192.8 million for the three months ended September 30, 2021 from $157.7 million for the three months ended September 30, 2020.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Three Months Ended September 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services revenues	$192,419	$156,755	$35,664	$832	$34,832
Software and hardware revenues	401	923	(522)	—	(522)
Total revenues	$192,820	$157,678	$35,142	$832	$34,310

Services revenues increased 22.8% to $192.4 million for the three months ended September 30, 2021 from $156.8 million for the three months ended September 30, 2020. Services revenues delivered by base business resources increased by $34.8 million while services revenues delivered by resources of acquired companies increased $0.8 million, resulting in a total net increase of $35.7 million.

Software and hardware revenues decreased 56.6% to $0.4 million for the three months ended September 30, 2021 from $0.9 million for the three months ended September 30, 2020.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 22.3% to $118.3 million for the three months ended September 30, 2021 from $96.7 million for the three months ended September 30, 2020 primarily due to higher headcount. Services costs as a percentage of services revenues decreased to 61.5% for the three months ended September 30, 2021 from 61.7% for the three months ended September 30, 2020, primarily due to a continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $39.3 million for the three months ended September 30, 2021 from $34.6 million for the three months ended September 30, 2020. SG&A expenses as a percentage of revenues decreased to 20.4% for the three months ended September 30, 2021 from 21.9% for the three months ended September 30, 2020, primarily due to a 22.3% increase in revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Depreciation. Depreciation expense increased 16% to $1.6 million for the three months ended September 30, 2021 from $1.4 million for the three months ended September 30, 2020. Depreciation expense as a percentage of revenues decreased to 0.8% for the three months ended September 30, 2021 from 0.9% for the three months ended September 30, 2020.

Amortization. Amortization expense decreased 40% to $4.3 million for the three months ended September 30, 2021 from $7.2 million for the three months ended September 30, 2020. Amortization expense as a percentage of revenues was 2.2% for the three months ended September 30, 2021 and 4.6% for the three months ended September 30, 2020. The decrease in amortization expense was primarily due to certain intangibles from the PSL acquisition becoming fully amortized one year after the June 2020 acquisition.

Acquisition Costs. Acquisition-related costs were $1.3 million for the three months ended September 30, 2021 and $0.1 million for the three months ended September 30, 2020. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An immaterial adjustment was recorded during the three months ended September 30, 2021 which represents the net fair market adjustment to the Catalyst Networks Inc. (“Brainjocks”) revenue and earnings-based consideration liabilities, net of accretion. An adjustment of $2.1 million was recorded during the three months ended September 30, 2020 which represents the fair market adjustment to the MedTouch LLC (“MedTouch”) revenue and earnings-based consideration liability, in addition to accretion.

Net Interest Expense. Net interest expense increased to $3.5 million for the three months ended September 30, 2021 from $2.8 million for the three months ended September 30, 2020 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 28.1% for the three months ended September 30, 2021 from 27.6% for the three months ended September 30, 2020. The increase in the effective tax rate was primarily due to an increase in the Colombian tax rate in September 2021.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues. Total revenues increased 21.5% to $546.3 million for the nine months ended September 30, 2021 from $449.6 million for the nine months ended September 30, 2020.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Nine Months Ended September 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services revenues	$544,924	$447,993	$96,931	$22,451	$74,480
Software and hardware revenues	1,373	1,586	(213)	—	(213)
Total revenues	$546,297	$449,579	$96,718	$22,451	$74,267

Services revenues increased 21.6% to $544.9 million for the nine months ended September 30, 2021 from $448.0 million for the nine months ended September 30, 2020. Services revenues delivered by base business resources increased by $74.5 million while services revenues delivered by resources of acquired companies was $22.5 million, resulting in a total net increase of $96.9 million.

Software and hardware revenues decreased 13.4% to $1.4 million for the nine months ended September 30, 2021 from $1.6 million for the nine months ended September 30, 2020.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 20.1% to $337.5 million for the nine months ended September 30, 2021 from $281.1 million for the nine months ended September 30, 2020 primarily due to higher headcount and acquisitions. Services costs as a percentage of services revenues decreased to 61.9% for the nine months ended September 30, 2021 from 62.7% for the nine months ended September 30, 2020, primarily due to continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $110.7 million for the nine months ended September 30, 2021 from $101.7 million for the nine months ended September 30, 2020. SG&A expenses as a percentage of revenues decreased to 20.3% for the nine months ended September 30, 2021 from 22.6% for the nine months ended September 30, 2020, primarily due to a 21.5% increase in revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Depreciation. Depreciation expense increased 17.3% to $4.7 million for the nine months ended September 30, 2021 from $4.0 million for the nine months ended September 30, 2020. Depreciation expense as a percentage of revenues was 0.9% for both the nine months ended September 30, 2021 and 2020, respectively.

Amortization. Amortization expense increased 13.8% to $17.7 million for the nine months ended September 30, 2021 from $15.6 million for the nine months ended September 30, 2020. Amortization expense as a percentage of revenues was 3.2% for the nine months ended September 30, 2021 and 3.5% for the nine months ended September 30, 2020. The increase in amortization expense was primarily due to the addition of intangibles from the PSL acquisition in 2020.

Acquisition Costs. Acquisition-related costs were $1.3 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An immaterial adjustment was recorded during nine months ended September 30, 2021 which represents the net impact of the fair market adjustment to the PSL, Brainjocks, and MedTouch revenue and earnings-based consideration liabilities, in addition to accretion. An adjustment of $3.8 million was recorded during the nine months ended September 30, 2020 which represents the fair market adjustment to the MedTouch and Sundog Interactive, Inc. (“Sundog”) revenue and earnings-based consideration liability, in addition to accretion.

Net Interest Expense. Net interest expense increased to $10.1 million for the nine months ended September 30, 2021 from $6.8 million for the nine months ended September 30, 2020 as a result of the issuance of the 2025 Notes discussed in Note 11, Long-term debt.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 25.3% for the nine months ended September 30, 2021 from 24.2% for the nine months ended September 30, 2020. The increase in the effective tax rate was primarily due to an increase in the Colombian tax rate in September 2021.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents (1)	$56.4	$83.2
Working capital (including cash and cash equivalents) (2)	$122.7	$97.6
Amounts available under credit facility	$199.8	$124.8

(1) The balance at September 30, 2021 and December 31, 2020 includes $6.3 million and $5.1 million, respectively, held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at September 30, 2021 also includes $3.2 million and $1.9 million in cash held by our Colombian and Chinese subsidiaries, respectively. The balance at December 31, 2020 includes $5.7 million and $2.2 million held by our Colombian and Chinese subsidiaries, respectively.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $38.1 million compared to net cash provided by operating activities of $59.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the primary components of operating cash flows were net income of $47.6 million, non-cash charges of $45.1 million and net operating asset investments of $54.6 million. For the nine months ended September 30, 2020, the primary components of operating cash flows were net income of $21.8 million, non-cash charges of $44.7 million and net operating asset investments of $6.9 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, we used $14.9 million for the acquisition of substantially all of the assets of Talos LLC and Talos Digital LLC and all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS

(collectively, “Talos”) and $6.7 million to purchase property and equipment and to develop software. During the nine months ended September 30, 2020, we used $5.1 million to purchase property and equipment and to develop software and $90.2 million for the acquisitions of PSL, Brainjocks, and MedTouch, in addition to net working capital settlement related to an acquisition.

Net Cash (Used in) Provided by Financing Activities

During the nine months ended September 30, 2021, we used $17.9 million to repurchase shares of our common stock through the stock repurchase program, $13.9 million to repurchase the remainder of the 2.375% Convertible Senior Notes due 2023 (the “2023 Notes”), received $6.1 million related to the sale of privately negotiated convertible hedge transactions of the 2023 Notes, and paid $5.0 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We used $6.5 million to settle contingent consideration for the purchase of MedTouch and Brainjocks, $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.6 million to amend the 2021 Credit Facility. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.4 million. During the nine months ended September 30, 2020, we received $222.7 million of proceeds from the issuance of 1.250% Convertible Senior Notes (the “2025 Notes”), net of issuance costs, received $22.2 million of proceeds from the sales of net-share-settled warrants and paid $48.9 million for privately negotiated convertible note hedge transactions. We also used $170.7 million to partially repurchase the 2023 Notes, received $47.3 million related to the sale of privately negotiated convertible hedge transactions of the 2023 Notes, and paid $40.7 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We drew down $28.0 million from our line of credit, repaid $28.0 million on our line of credit, used $11.1 million to repurchase shares of our common stock through the stock repurchase program, $4.9 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.9 million to settle contingent consideration for the purchase of Elixiter Inc. (“Elixiter”). We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million.

Availability of Funds from Bank Line of Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the nine months ended September 30, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on September 30, 2021) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.08% on September 30, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2021, the Company had $199.8 million of unused borrowing capacity.

At September 30, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $257.5 million (16.1 million shares) of outstanding common stock through September 30, 2021.

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

Contractual Obligations

There were no material changes in lease obligations in the first nine months of 2021 outside the ordinary course of our business and acquisitions. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our lease obligations.

As of September 30, 2021 and December 31, 2020, there were no balances outstanding under the 2021 Credit Agreement. Any balances outstanding under the 2021 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2021, there were $186.5 million of outstanding 2025 Notes, net of unamortized debt discount and issuance costs, compared to $179.0 million as of December 31, 2020. As of September 30, 2021, the 2023 Notes were fully repurchased, compared to an outstanding balance, net of unamortized debt discount and issuance costs, of $4.6 million as of December 31, 2020. These amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 and will become due and payable no later than the final maturity date of August 1, 2025 for the 2025 Notes. Based on the market price of our common stock during the 30 trading days preceding September 30, 2021, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending December 31, 2021. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of September 30, 2021, the 2025 Notes had an aggregate principal amount of $230.0 million outstanding.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of September 30, 2021 (unaudited) of $56.4 million, $6.3 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the issuance of convertible senior notes. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of September 30, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $17.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $1.2 million. As of September 30, 2021, $3.2 million and $1.9 million of the total cash and cash equivalents was held by the Company’s Colombian and Chinese subsidiaries, respectively, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the nine months ended September 30, 2021, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of September 30, 2021, we were exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso and Serbian dinar. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counter parties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2021, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2020, we issued the 2025 Notes, which have a fixed interest rate of 1.250%. The fair value of the 2025 Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2021, the fair value of the 2025 Notes was approximately $522.1 million.

We had unrestricted cash and cash equivalents totaling $56.4 million at September 30, 2021 and $83.2 million at December 31, 2020. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remote work in response to the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Securities

On September 8, 2021, the Company acquired substantially all the assets of Talos LLC and Talos Digital LLC and a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Talos Digital SAS and TCOMM SAS. The consideration paid in this transaction included 42,534 unregistered shares of the Company’s common stock with an aggregate value of approximately $4.5 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $257.5 million (16.1 million shares) of outstanding common stock through September 30, 2021.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2021	16,022,968	$15.69	16,022,968	$63,589,681
July 1-31, 2021	—	$—	—	$63,589,681
August 1-31, 2021	61,426	$99.37	61,426	$57,485,567
September 1-30, 2021	—	$—	—	$57,485,567
Ending balance as of September 30, 2021	16,084,394	$16.01	16,084,394

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	October 28, 2021	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2021	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)