Form 10-K
period 2021-12-31
PERFICIENT INC
filed 2022-02-24
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,592,196,635 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2021.
As of February 15, 2022, there were 34,571,494 shares of common stock outstanding.
Portions of the definitive proxy statement to be used in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than May 2, 2022, are incorporated by reference in Part III of this Form 10-K.

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

Together, these service categories showcase our full end-to-end digital solutions. Individually, each demonstrates our specialized capabilities. Within each category, and collectively, we deliver a deep and broad portfolio of solutions that enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global, digital-driven, and competitive marketplace.

Our experience in developing and delivering solutions for our clients gives us domain expertise that differentiates our firm. We use project teams that deliver high-value, measurable results by working collaboratively with clients and their partners through a user-centered, technology-based, and business-driven solutions methodology. We believe this approach enhances return on investment for our clients by reducing the time and risk associated with designing and implementing technology solutions.

We serve our Global 2000 and other large enterprise clients from locations in multiple markets throughout North America and through domestic, nearshore, and offshore delivery centers and by leveraging an experienced sales team that is connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of one billion dollars. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solution opportunities where our domain expertise and delivery track record give us a competitive advantage.

In 2021, we continued to implement a strategy focused on:

•expanding our relationships with existing and new clients;
•strengthening our multishore delivery capabilities with the strategic acquisition in October of nearshore software development firm Izmul S.A. (“Overactive”), based in Uruguay and with additional locations in Argentina, Colombia, and Chile, and the September acquisition of Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (collectively, “Talos”), a commerce solution provider based in Colombia;
•delivering solutions via our offshore and nearshore capabilities in our legacy business in Latin America, India, China, and Eastern Europe; and
•leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers.

Our multishore, fully integrated global delivery approach continues to be a key driver of growth and a compelling differentiator in the market. This was evidenced in 2021 by our acquisitions of Overactive and Talos that considerably bolstered the Company's nearshore delivery capacity, enhanced our digital capabilities, and further expanded our footprint in Latin America.

In October, we announced the acquisition of Overactive, a software development firm based in Montevideo, Uruguay, with additional delivery locations in Argentina, Colombia, and Chile. The largest acquisition in the Company’s history brought approximately 700 skilled software development professionals to the firm and nearly doubled the capacity and capabilities of our Latin American resources. In September, we acquired Talos, an SAP Commerce-specialized solution provider based in Colombia, South America. Like Overactive, the acquisition bolstered our nearshore delivery capacity, while also enhancing our commerce capabilities.

Approximately 97%, 98%, and 98% of our revenues were derived from clients in the United States during the years ended December 31, 2021, 2020, and 2019, respectively. Excluding intercompany balances, approximately 72% and 83% of our total assets were located in the United States as of December 31, 2021 and 2020, respectively, with the remainder located in Latin America, India, Canada, China and Europe.

Our Solutions

We provide services primarily to the healthcare, financial services (including banking and insurance), manufacturing, automotive, consumer markets, telecommunications, energy and utilities, and life sciences markets.

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

We deliver a robust portfolio of solution offerings that are grouped under six primary solution areas:

•Strategy and Consulting. We create strategic visioning and roadmaps that empower our clients to compete more effectively and operate more efficiently to outpace their competition. We do this by providing solutions in digital strategy, technology strategy, management consulting, and organizational change management.
•Data and Intelligence. We empower clients to understand and navigate their vast amounts of digital data in order to make smarter, more-informed business solutions and navigate the digital data ecosystem with offerings in: analytics, artificial intelligence and machine learning, big data, business intelligence, and a custom product portfolio.
•Platforms and Technology. We help our clients integrate and optimize systems and processes, and leverage the right tools to enhance productivity, reduce costs, and improve digital experiences. We do this by providing expertise across a broad spectrum of solutions and services that includes: blockchain, cloud, commerce, corporate performance management, customer relationship management, content management systems, customer experience platforms, custom application development, DevOps, enterprise resource planning, integration and APIs, intelligent automation, Internet of Things, mobile, portals and collaboration, supply chain, product information management, and order management systems.

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

In addition to our technology solution services and intellectual property assets, we offer education and mentoring services. We conduct IBM, Oracle, and OneStream-certified training, where we provide both a customized and established curriculum of courses and other education services.

Competitive Strengths

We believe our competitive strengths include:

•Domain Expertise. We have developed significant domain expertise in a core set of technology solutions and software platforms. These solutions include custom applications, management consulting, analytics, commerce, content management, business integration, portals and collaboration, customer relationship management, business process management, and platform implementations. The platforms with which we have significant domain expertise and on which these solutions are built include IBM, Red Hat, Adobe, Microsoft, Oracle, Salesforce, MuleSoft, and Sitecore.

•Industry Expertise. We serve many of the world’s largest and most-respected brands with extensive business process experience across a variety of markets. These include healthcare (including pharma and life sciences), financial services (including banking and insurance), consumer markets (including retail and consumer goods), manufacturing, automotive and transportation, telecommunications, and energy and utilities.

•Delivery Model and Methodology. Our significant domain expertise enables us to provide high-value solutions through project teams that deliver measurable results by working collaboratively with clients through a user-centered, technology-based, and business-driven solutions methodology. Our methodology includes our proven execution process map that allows for repeatable, high-quality services delivery. The methodology leverages the thought leadership of our senior strategists and practitioners to support the client project team and focuses on transforming our clients’ business processes to provide enhanced customer value and operating efficiency. As a result, we are able to offer our clients the dedicated attention that small firms usually provide, combined with the delivery and project management that a larger firm offers.

•“Instant Insights” Platform. We leverage our “Instant Insights” platform to capture and react to customer feedback throughout project lifecycles, at scale. Instant Insights automates the solicitation and capturing of confidential customer feedback and disseminates it to the proper leadership and executive teams. This proprietary process and tool enables us to quickly address client concerns and strengthen the customer relationship in the process.

•Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us. For the years ended December 31, 2021, 2020 and 2019, 93%, 94% and 91%, respectively, of services revenues were derived from clients that continued to utilize our services from the prior year, excluding any revenues from acquisitions completed in that year.

•Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an IBM Platinum Business Partner, a Microsoft National Solutions Provider and Global NSP Partner, an Oracle Platinum Partner, an Adobe Platinum Partner, a Salesforce Consulting Partner, a MuleSoft Premier Partner, and a Sitecore Platinum Solution Partner.

•Offshore Delivery. In addition to serving our clients from locations in multiple markets throughout North America, we operate global development centers in India, China, and Eastern Europe. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft, Oracle, Sitecore, Magento, and other technologies. As of December 31, 2021, we had 1,625 colleagues at our offshore offices, 1,399 of which were billable. We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•Nearshore Delivery. Our nearshore delivery teams, based in Colombia, Chile, Uruguay, and Argentina, help our clients lower costs while receiving the highest quality of service. These teams provide custom application and software development with proven experience in complex, cloud-native product development leveraging cutting-edge software engineering technologies and practices around: DevOps, artificial intelligence/machine learning, test automation, UX/UI, commerce, cloud architecture design and implementation, blockchain, analytics, big data/fast data, chatbots and voice recognition system processing, modern scalable platforms, mobile, and performance engineering. As of December 31, 2021, we had 1,541 colleagues at our nearshore offices, 1,356 of which were billable.

•Global Delivery Recognition. In 2021, the Company was named to the IAOP Global Outsourcing 100 list in the Leader category by the International Association of Outsourcing Professionals (IAOP®), the global, standard-setting association and advocate for outsourcing professionals and the organizations it supports.

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
•national consulting firms, such as Accenture, Deloitte Consulting, EPAM Systems, Globant, and Endava;
•digital consulting firms/entities such as Accenture Interactive, Deloitte Digital, Publicis Sapient, and Computer Task Group;
•in-house professional services organizations of software companies; and
•offshore providers, such as Infosys Limited, Cognizant, and Wipro Limited.

We believe that the principal competitive factors affecting our market include domain expertise, track record and customer references, partner network with leading technology companies, quality of proposed solutions, service quality and performance, efficiency, reliability, scalability and features of the software platforms upon which the solutions are based, and the ability to implement solutions quickly and respond on a timely basis to customer needs. In addition, because of the relatively low barriers to entry into this market, we expect to face additional competition from new entrants. We expect competition from offshore and nearshore outsourcing and development companies to continue.

Some of our competitors have longer operating histories, larger client bases, greater name recognition, and possess significantly greater financial, technical, and marketing resources than we do. As a result, these competitors may be able to attract clients to which we market our services and adapt more quickly to new technologies or evolving customer or industry requirements.

Human Capital

As of December 31, 2021, we had 6,079 employees, 5,213 of which were billable (excluding 400 billable subcontractors) and 866 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2021, we had a 174-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners. In addition to our direct sales team, we also had 67 dedicated sales support employees, 30 general managers, 5 area vice-presidents, and 7 vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including IBM, Adobe, Microsoft, Oracle, Salesforce, MuleSoft, and Sitecore. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

Talent Acquisition. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current digital and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Diversity and Social Initiatives. As a global digital consultancy, Perficient’s workforce is comprised of 30% women and 71% of our workforce identifies as Asian, Hispanic or Latinx, Black or African American, American Indian or Alaskan Native, or two or more races. We believe our diversity is reflective of our industry in our operating markets. We support our people in making a difference through active involvement in activities that strengthen the community. Our employees’ community support includes preparing women for careers in the tech industry through our global Employee Resource Group, Women in Tech, which connects women and their allies across the Company, facilitates career growth, and builds a community dedicated to supporting fellow colleagues. In 2021, Perficient also introduced its ‘Giving’ Employee Resource Group, which inspires philanthropic action and generosity, while capturing and celebrating the time, talent and treasure Perficient and its colleagues commit to helping those in need and making the world a better place. Perficient and its colleagues support a wide variety of initiatives and causes, but we place an emphasis on the priorities of advancing STEM (science, technology, math and engineering) education and improving health and well-being. Additionally, we support our community through Perficient Bright Paths, a program designed to create technology career opportunities for underrepresented constituencies and communities in the United States. Furthermore, in collaboration with the Mark Cuban Foundation, the Company hosted an Artificial Intelligence (AI) Bootcamp which educated underserved high school students in the Dallas, Texas area about AI fundamentals to increase AI literacy and understanding.

Environmental Initiatives. We are also committed to protecting the environment and operating our business in a responsible and sustainable manner. To implement this commitment, we have adopted various policies and initiatives. We created a “Perficient Green Team” to identify and implement opportunities for Perficient employees to recycle more, waste less, and support environmentally-focused volunteer opportunities in our communities. Among our accomplishments, we have implemented a green purchasing policy for office supplies, reduced single-use drinkware, established recycling sites throughout our offices, and created informational programs to educate employees on effective ways to recycle. We encourage the reuse, recycling, and upcycling of our end-of-life electronics and computers responsibly in partnership with NiloTech Ecycling.

Additionally, in response to our environmental initiatives, our office in Colombia received the International Organization for Standardization (ISO) 14000 certification based on a series of environmental management standards and our office in Somerville, Massachusetts was awarded a LEED Gold certificate by the U.S. Green Building Council (USGBC) for its environmentally efficient design, construction, and operation practices.

Retention. We firmly believe in the power of partnership and the spirit of innovation and approach every opportunity with these philosophies in mind. We focus on a core set of solutions, applications, and software platforms and believe our commitment to our employees’ career development through continued training and advancement opportunities sets us apart as an employer of choice.

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

Compensation. Our compensation philosophy and programs are designed to attract, retain, motivate, and reward employees based on performance and results. Our tiered incentive compensation plans help us reach our overall goals by rewarding individuals for their influence on key performance factors and allow for differentiation so that deserving performers may be rewarded.

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

Global macroeconomic and political conditions affect our clients’ businesses and the markets they serve. Developments such as economic downturns, trade disputes, recessions, instability and inflationary risks, including hyperinflation, in the United States, Latin America, India, Canada, China and Europe, among other developments, may have an adverse effect on our clients’ businesses and, consequently, on our results of operations, revenue growth and profitability.

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2021, 97% of our revenues were derived from our clients in North America. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as means to keep our supply of skills and resources in balance.

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

Significant changes to various federal, state, local and foreign laws, regulations and policies to which the Company is subject are under consideration by applicable government administrations and agencies. If enacted, these changes may affect our business in a manner that currently cannot be reliably predicted. These uncertainties may include changes in laws, regulations and policies in areas such as corporate taxation, international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition. Further, there has been an increased focus on certain environmental, social and governance (“ESG”) factors, issues and initiatives among government administrations and agencies, the investment community, employees and other stakeholders. Changes in laws, regulations and policies in response to such ESG matters and our efforts to comply with such laws, regulations and policies could materially and adversely affect our business, results of operations or financial condition.

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

Global operations subject us to additional political and economic risks that could have an adverse impact on our business.

We maintain global development centers in Latin America, India, China and Serbia. We also have employees in the United Kingdom and Canada. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, managing the integration of our various international information systems; and multiple and possibly overlapping tax structures. We may face difficulties in enforcing contractual rights, and our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of contractual violations in the future. In addition, we may face competition from companies that may have more experience with operations in these countries or with global operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, including difficulties related to language and cultural barriers, as well as integrating employees that we hire in different countries into our existing corporate culture.

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
•difficulties in enforcing our contractual rights;
•increased potential for corruption; and
•additional vulnerability from terrorist groups targeting U.S. interests abroad.

Any one or more of the factors set forth above could have a material adverse effect on our international operations and, consequently, on our business, financial condition, and operating results. These risks may be amplified in certain emerging markets in which we do business, including India and Latin America.

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

We have pursued a disciplined acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain markets, both domestically and internationally. Depending upon the opportunities available, we may increase our investment in these acquisitions. In that pursuit, we may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management’s attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

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

We negotiate fees with our clients by utilizing a range of pricing structures and conditions, including time and materials and fixed fee contracts. Our fees are highly dependent upon our internal forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which might be based on limited data and could turn out to be materially inaccurate. If we do not accurately estimate the level of effort or cost, our contracts could yield lower profit margins than planned, or be unprofitable. We could face greater risk when negotiating fees for our contracts that involve the coordination of operations and workforces in multiple locations and/or utilizing workforces with different skill sets and competencies. There is a risk that we will underprice our contracts, fail to accurately estimate the costs of performing the work, or fail to accurately assess the risks associated with potential contracts. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings, or unexpected risks we encounter in connection with the performance of services, including those caused by factors outside our control such as wage inflation and other marketplace factors, could make these contracts less profitable or unprofitable, which could have an adverse effect on our profit margin.

Because we conduct a part of our operations through our subsidiaries located in Latin America, India, Canada, China and Europe, we are subject to the effects of wage inflation and other marketplace factors in these countries, which have increased in recent years. If increases in salary and other operating costs at those operating subsidiaries exceed our internal forecasts, the hourly rates established under our time-and-materials contracts might not be sufficient to recover those increased operating costs, which would make those contracts unprofitable for us, thereby adversely affecting our results of operations, financial condition and cash flows from operations.

The loss of one or more of our significant software vendors could have a material and adverse effect on our business and results of operations.

We have significant relationships with software vendors including IBM, Red Hat, Adobe, Microsoft, Oracle, Salesforce, MuleSoft and Sitecore. Our business relationships with these companies enable us to reduce our cost of acquiring customers and increase win rates through leveraging our vendors’ marketing efforts and strong vendor endorsements. The loss of one or more of these relationships and endorsements could increase our sales and marketing costs, lead to longer sales cycles, harm our reputation and brand recognition, reduce our revenues, and adversely affect our results of operations. The financial impact of the loss of one or more software vendors is not reasonably estimable.

Our ability to attract and retain business may depend upon our reputation in the marketplace.

We believe the Perficient brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. The investment community, our employees and other stakeholders have evidenced an increased focus on ESG factors, issues and initiatives. We have disclosed certain of our efforts with respect to such matters. Our reputation could be damaged if our efforts are, or are deemed to be, unsuccessful or are deemed insufficient relative to our competitors.

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

Issues arising during the implementation or upgrade of an enterprise resource planning (“ERP”) system could adversely affect the Company's business, financial condition and results of operations.

The Company is in the process of upgrading and migrating its ERP system to a cloud version to support the Company’s future growth plan and to further integrate processes and geographic locations. Upgrading an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training. In connection with the implementation, the Company may experience temporary business and information technology disruptions that could adversely affect the Company's business, financial condition and results of operations.

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

In August 2020, we issued $230.0 million in aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”), of which $23.3 million aggregate principal amount remains outstanding as of December 31, 2021, and in November 2021, we issued $380.0 million in aggregate principal amount of 0.125% Convertible Senior Notes Due 2026 (the “2026 Notes”) in private offerings. The 2025 Notes and 2026 Notes (together, the “Notes”) bear interest at a rate of 1.250% and 0.125% per year, respectively. Interest is payable in cash semi-annually. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2021, we had unrestricted cash and cash equivalents totaling $24.4 million and a borrowing capacity under our credit facility of $200.0 million, with $199.8 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $24.4 million of cash and cash equivalents at December 31, 2021, $6.1 million was held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at December 31, 2021 also includes $5.2 million in cash held by certain other foreign subsidiaries, the earnings of which are not considered to be indefinitely reinvested and may be repatriated from time to time. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

There is a risk that at certain points in time and in certain markets, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographic locations. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as means to keep our supply of skills and resources in balance with client demand in those markets

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 6% of our billable workforce is comprised of skilled foreign nationals holding H1-B visas. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of up to six years, with extensions available in certain circumstances. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change. If we are unable to obtain all of the H1-B visas for which we apply, our growth or service offerings may be hindered.

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso, Argentine peso, Chilean peso, and Uruguayan peso against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso, Argentine peso, Chilean peso, and Uruguayan peso against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations.

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

Additionally, the investment community and other stakeholders have had an increased focus on ESG factors, issues and initiatives and have scrutinized various companies’ efforts with respect to matters. Such focus and scrutiny may result in certain investors using ESG considerations, and their or third-party advisors’ evaluation of the Company’s response to such matters, to guide their investment strategies, including whether they wish to invest in, or divest from, the Company. The focus, scrutiny and standards by which such investors evaluate their investment strategies continue to change. These matters could cause our stock price to fluctuate.

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

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 28% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

We have offices in multiple markets throughout the United States, Latin America, India, Canada, China and Europe. We do not own any real property; all of our office space is leased with varying expiration dates. We believe our facilities are adequate to meet our needs in the near future.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT.” There were approximately 474 stockholders of record of our common stock as of February 15, 2022, including 414 restricted account holders.

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

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

On October 15, 2021, a wholly-owned subsidiary of the Company acquired Overactive pursuant to the terms of a Stock Purchase Agreement. The consideration paid in this transaction included 24,642 shares of Company common stock issued at closing with an aggregate value of approximately $2.9 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition’s closing date. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for each of these issuances. These shares were issued in privately negotiated transactions and not pursuant to a public solicitation.

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

From the program’s inception on August 11, 2008 through December 31, 2021, we have repurchased approximately $261.3 million (16.1 million shares) of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of October 1, 2021	16,084,394	$16.01	16,084,394	$57,485,567
October 1-31, 2021	—	—	—	$57,485,567
November 1-30, 2021	22,900	138.85	22,900	$54,305,833
December 1-31, 2021	5,000	127.67	5,000	$53,667,473
Ending balance as of December 31, 2021	16,112,294	$16.22	16,112,294

(1)Average price paid per share includes commission.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COVID-19 Pandemic

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic, including emerging variants. The pandemic and the various governments’ response have caused, and continue to cause, significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through December 31, 2021, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and minimizing travel, which has not resulted in a material disruption to the Company’s operations. We are proactively planning to reopen our offices in a manner that protects the safety and well-being of our Perficient colleagues, while complying with federal, state and local government and health regulations. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for the year ended December 31, 2021 compared to 8% and 7% for the years ended December 31, 2020 and 2019, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Selling, General and Administrative Expenses

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

Acquisition of Overactive

On October 15, 2021, a wholly-owned subsidiary of the Company acquired Overactive pursuant to the terms of a Stock Purchase Agreement. Overactive is based in Montevideo, Uruguay with nearshore delivery centers in Colombia, Argentina, Uruguay, Chile and Puerto Rico. Overactive specializes in digital modernization solutions driven by cloud-based custom software. Overactive added nearly 700 skilled professionals to the Company and brings strategic client relationships with customers across several industries. Refer to Note 9, Business Combinations, for additional information on the acquisition.

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

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2021	2020	2019
Total revenues	100.0%	100.0%	100.0%
Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	61.6	62.2	62.6
Selling, general and administrative	20.0	22.0	23.7
Depreciation and amortization	3.9	4.6	3.6
Acquisition costs	0.5	0.6	0.2
Adjustment to fair value of contingent consideration	—	1.6	0.1
Income from operations	13.9	9.0	9.8
Net interest expense	1.8	1.7	1.3
Loss on extinguishment of debt	3.8	0.7	—
Net other expense	0.1	—	—
Income before income taxes	8.2	6.6	8.5
Income tax provision	1.4	1.7	1.9
Net income	6.8%	4.9%	6.6%

A discussion of changes in our financial condition and results of operations during the year ended December 31, 2020 compared to the year ended December 31, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, which is available free of charge on the SEC’s website at www.sec.gov and on our investor relations website at www.perficient.com.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues. Total revenues increased 24% to $761.0 million for the year ended December 31, 2021 from $612.1 million for the year ended December 31, 2020.

	Financial Results (in thousands)			Explanation for Increases (Decreases) Over Prior Year Period (in thousands)
	Year Ended December 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2021	2020
Services Revenues	$758,722	$609,583	$149,139	$36,912	$112,227
Software and Hardware Revenues	2,305	2,550	(245)	—	(245)
Total Revenues	$761,027	$612,133	$148,894	$36,912	$111,982

Services revenues increased 24% to $758.7 million for the year ended December 31, 2021 from $609.6 million for the year ended December 31, 2020. Services revenues delivered by base business resources increased $112.2 million, primarily driven by increased demand for our services and due to the 2020 acquisitions becoming part of the base business in the second half of 2021. Services revenues delivered by resources of acquired companies was $36.9 million, resulting in a total increase of $149.1 million.

Software and hardware revenues decreased 10% to $2.3 million for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020.

Total Cost of Revenues (cost of services, exclusive of depreciation and amortization, discussed separately below). Total cost of revenues increased 23% to $468.8 million for the year ended December 31, 2021 from $380.7 million for the year ended December 31, 2020 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 61.8% for the year ended December 31, 2021 from 62.5% for the year ended December 31, 2020, primarily due to continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $152.4 million for the year ended December 31, 2021 from $134.7 million for the year ended December 31, 2020 primarily due to increased sales-related costs and other SG&A expenses (primarily related to acquisitions, recruiting and immigration costs). SG&A expenses, as a percentage of revenues, were 20% and 22% for the years ended December 31, 2021 and 2020, respectively.

Selling, General and Administrative Expense	Year Ended December 31,		Increase (Decrease)	Percentage Change
(in millions)	2021	2020
Salary expense	$53.3	$51.0	$2.3	5%
Sales-related costs	19.0	13.7	5.3	39%
Office costs	15.1	14.2	0.9	6%
Stock compensation expense	13.7	11.9	1.8	15%
Variable compensation expense	15.2	13.0	2.2	17%
Travel & entertainment	0.8	1.6	(0.8)	(50)%
Benefits expense	8.4	7.6	0.8	11%
IT/Infrastructure	8.9	8.0	0.9	11%
Bad debt expense	1.8	0.9	0.9	100%
Other	16.2	12.8	3.4	27%
Total	$152.4	$134.7	$17.7	13%

Depreciation. Depreciation expense increased 18% to $6.4 million for the year ended December 31, 2021 from $5.4 million for the year ended December 31, 2020. Depreciation expense as a percentage of revenues was 0.8% for the year ended December 31, 2021 and 0.9% for the year ended December 31, 2020, respectively.

Amortization. Amortization expense increased 3% to $23.5 million for the year ended December 31, 2021 from $22.9 million for the year ended December 31, 2020. Amortization expense as a percentage of total revenues was 3.1% for the year ended December 31, 2021 and 3.7% for the year ended December 31, 2020. The increase in amortization expense was primarily due to the addition of intangibles from our two acquisitions in 2021.

Acquisition Costs. Acquisition-related costs of $3.8 million were incurred during 2021 related to the acquisitions of Talos and Overactive compared to $3.7 million during 2020 related to the acquisitions of MedTouch, Brainjocks, and PSL. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.2 million was recorded during the year ended December 31, 2021 which represents the net impact of the fair market value adjustments to the MedTouch LLC (“Medtouch”), Catalyst Networks, Inc. (“Brainjocks”), and PSL revenue and earnings-based contingent consideration liabilities, as well as accretion. An adjustment of $9.5 million was recorded during the year ended December 31, 2020 which represents the net impact of the fair market value adjustments to the Sundog Interactive, Inc. (“Sundog”), MedTouch, Brainjocks, and PSL revenue and earnings-based contingent consideration liabilities, as well as accretion. Our 2020 acquisitions benefited from cost reductions resulting from travel and other restrictions caused by the COVID-19 pandemic and quicker than anticipated revenues and market demand for nearshore work delivered by PSL.

Net Interest Expense. Net interest expense increased to $14.1 million for the year ended December 31, 2021 from $10.1 million for the year ended December 31, 2020. The increase in net interest expense was primarily due to non-cash amortization of debt discount and issuance costs.

Loss on Extinguishment of Debt. During the year ended December 31, 2021, the Company repurchased the remaining portion of the outstanding 2023 Notes and a portion of the outstanding 2025 Notes, resulting in a loss of $29.0 million. During the year ended December 31, 2020, the Company repurchased a portion of the outstanding 2023 Notes, resulting in a loss of $4.5 million.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate decreased to 16.6% for the year ended December 31, 2021 from 25.2% for the year ended December 31, 2020. The decrease in the effective rate is primarily due to an increase in stock compensation deductions and a decrease in non-deductible transaction costs compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	December 31,
	2021	2020	2019
Cash and cash equivalents (1)	$24.4	$83.2	$70.7
Working capital (including cash and cash equivalents) (2)	$94.8	$97.6	$127.3
Amounts available under credit facilities	$199.8	$124.8	$124.8

(1)The balance at December 31, 2021 includes $6.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $5.2 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2020 includes $5.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $7.9 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2019 includes $5.5 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $1.1 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations.
(2)Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $84.9 million compared to $118.0 million for the year ended December 31, 2020. For the year ended December 31, 2021, the components of operating cash flows were net income of $52.1 million plus net non-cash charges of $79.0 million and additions in net operating assets of $46.2 million. The primary components of operating cash flows for the year ended December 31, 2020 were net income of $30.2 million plus net non-cash charges of $66.8 million and reduction in net operating assets of $21.0 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2021, we used $108.8 million for acquisitions and $10.2 million to purchase property and equipment and to develop software. During the year ended December 31, 2020, we used $91.9 million for acquisitions and $6.7 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

For the year ended December 31, 2021, we received $369.5 million of proceeds from the issuances of the 2026 Notes, net of issuance costs, received $23.4 million of proceeds from the sales of net-share-settled warrants and paid $66.1 million for privately negotiated convertible note hedge transactions. We also used $368.7 million to repurchase the remaining 2023 Notes and a portion of the 2025 Notes, received $381.3 million related to the sale of privately negotiated convertible hedge transactions for the 2023 Notes and 2025 Notes, and paid $303.9 million for the repurchase of net-share-settled warrants related to the 2023 Notes and 2025 Notes. We drew down $74.0 million from our line of credit, repaid $74.0 million on our line of credit, used $21.7 million to repurchase shares of our common stock through the stock repurchase program, $13.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, $24.1 million to settle contingent consideration for the purchase of MedTouch, Brainjocks, and PSL, and paid $0.6 million for credit facility financing fees. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.6 million. For the year ended December 31, 2020, we received $222.7 million of proceeds from the issuances of the 2025 Notes, net of issuance costs, received $22.2 million of proceeds from the sales of net-share-settled warrants and paid $48.9 million for privately negotiated convertible note hedge transactions. We also used $180.4 million to repurchase a portion of the 2023 Notes, received $50.1 million related to the sale of privately negotiated convertible hedge transactions for the 2023 Notes, and paid $43.0 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We drew down $28.0 million from our line of credit, repaid $28.0 million on our line of credit, used $19.6 million to repurchase shares of our common stock through the stock repurchase program, $8.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $2.8 million to settle contingent consideration for the purchase of Elixiter and Sundog. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.3 million.

Availability of Funds from Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of December 31, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement during the twelve months ended December 31, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on December 31, 2021) plus a margin ranging from 0.00% to 1.00% or one-month LIBOR (0.10% on December 31, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2021, the Company had $199.8 million of unused borrowing capacity.

At December 31, 2021, we were in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $261.3 million (16.1 million shares) of outstanding common stock through December 31, 2021.

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

Cash Requirements from Contractual Obligations

For the year ended December 31, 2021, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Leases, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

There were no balances outstanding under the Credit Agreement as of December 31, 2021 and 2020. As of December 31, 2021, there were in aggregate $326.1 million of outstanding Notes, net of unamortized debt discount and issuance costs, compared to $183.6 million as of December 31, 2020. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2021 and 2020. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

We have incurred commitments to make future payments under contracts such as leases, the 2021 Credit Agreement and the Notes, as well as noncancellable purchase obligations, which primarily relate to multi-year third-party software sales. Maturities under these contracts are set forth in the following table as of December 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$38,119	$10,384	$15,615	$8,017	$4,103
Total debt (1)	403,293	—	—	403,293	—
Purchase obligations	3,995	1,285	2,710	—	—
Total	$445,407	$11,669	$18,325	$411,310	$4,103

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2021 of $24.4 million, approximately $6.1 million was held by certain foreign subsidiaries where the Company has considered the earnings to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the 2026 Notes issuances in the fourth quarter of 2021. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2021, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $19.5 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $1.3 million. As of December 31, 2021, $5.2 million of the total cash and cash equivalents was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the year ended December 31, 2021, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. For example, since the start of the COVID-19 pandemic we have experienced certain of our customers requesting discounts or extended payment terms, pausing or slowing services, or declaring bankruptcy. Additionally, we have experienced some delays in obtaining new commitments from customers. Given the uncertain duration and scope of the pandemic and its impact on economic and financial markets, we cannot reliably predict or estimate the impact of the pandemic on our business, operations or financial results. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of COVID-19 on the Company.

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

During the year ended December 31, 2021, the Company repurchased the remaining portion of the outstanding 2023 Notes, which met the criteria to be accounted for as a debt extinguishment, and repurchased a portion of the outstanding 2025 Notes, which met the criteria to be accounted for as a debt extinguishment with an inducement charge. The consideration paid for the repurchases was allocated to the liability and equity components of the 2023 Notes and 2025 Notes based on the fair value of the liability component, which was determined utilizing an estimated discount rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. An inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms is included in “Loss on extinguishment of debt” in the accompanying Consolidated Statements of Operations.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of December 31, 2021, we were exposed to changes in exchange rates between the U.S. dollar and ten other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2021, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2021, the fair value of the 2025 Notes and 2026 Notes was approximately $59.6 million and $363.6 million, respectively.

We had unrestricted cash and cash equivalents totaling $24.4 million at December 31, 2021 and $83.2 million at December 31, 2020. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$24,410	$83,204
Accounts receivable, net	177,602	133,085
Prepaid expenses	5,400	5,575
Other current assets	7,296	4,646
Total current assets	214,708	226,510
Property and equipment, net	14,747	11,902
Operating lease right-of-use assets	33,353	38,539
Goodwill	515,229	427,928
Intangible assets, net	81,277	63,571
Other non-current assets	23,258	17,311
Total assets	$882,572	$785,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,074	$25,613
Other current liabilities	93,877	103,267
Total current liabilities	119,951	128,880
Long-term debt, net	326,126	183,624
Operating lease liabilities	23,898	29,098
Other non-current liabilities	47,832	50,081
Total liabilities	$517,807	$391,683

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2021 and December 31, 2020)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 52,534,967 shares issued and 33,881,196 shares outstanding as of December 31, 2021; 50,296,453 shares issued and 32,074,094 shares outstanding as of December 31, 2020)	53	50
Additional paid-in capital	423,235	459,866
Accumulated other comprehensive (loss) income	(5,843)	3,746
Treasury stock, at cost (18,653,771 shares as of December 31, 2021; 18,222,359 shares as of December 31, 2020)	(324,412)	(289,225)
Retained earnings	271,732	219,641
Total stockholders’ equity	364,765	394,078
Total liabilities and stockholders’ equity	$882,572	$785,761

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019

Revenues	$761,027	$612,133	$565,527

Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	468,813	380,723	354,213
Selling, general, and administrative	152,419	134,675	134,187
Depreciation	6,398	5,430	4,447
Amortization	23,453	22,857	16,151
Acquisition costs	3,814	3,675	896
Adjustment to fair value of contingent consideration	198	9,519	301
Income from operations	105,932	55,254	55,332

Net interest expense	14,052	10,128	7,418
Loss on extinguishment of debt	28,996	4,537	—
Net other expense (income)	401	260	(27)
Income before income taxes	62,483	40,329	47,941
Income tax provision	10,392	10,148	10,816

Net income	$52,091	$30,181	$37,125

Basic net income per share	$1.62	$0.95	$1.18
Diluted net income per share	$1.50	$0.93	$1.15
Shares used in computing basic net income per share	32,202	31,793	31,344
Shares used in computing diluted net income per share	34,670	32,516	32,243

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$52,091	$30,181	$37,125
Other comprehensive (loss) income, net of reclassification adjustments and income taxes
Foreign benefit plan, net of tax	(188)	(149)	(71)
Foreign currency translation adjustment, net of tax	(9,401)	6,545	9
Comprehensive income	$42,502	$36,577	$37,063

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Common Stock
Beginning of period	$50	$49	$48
Stock compensation related to restricted stock vesting and retirement savings plan contributions	3	1	1
End of period	53	50	49
Additional Paid-in Capital
Beginning of period	459,866	455,465	437,250
Proceeds from the sales of stock through the Employee Stock Purchase Plan	631	310	178
Stock compensation related to restricted stock vesting and retirement savings plan contributions	20,401	18,514	16,581
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	6,822	10,184	1,456
Equity component of issuance of convertible notes, net of tax	49,332	36,386	—
Debt issuance costs of convertible notes allocated to equity, net of tax	(1,394)	(1,147)	—
Purchase of hedges related to issuance of convertible notes, net of tax	(49,308)	(36,387)	—
Proceeds from issuance of warrants related to issuance of convertible notes	23,408	22,218	—
Equity component of repurchase of convertible notes, net of tax	(407,084)	(52,711)	—
Proceeds from sale of hedges related to repurchase of convertible notes	381,290	50,062	—
Purchases of warrants related to repurchase of convertible notes	(303,896)	(43,028)	—
Shares issued upon extinguishment of 2025 convertible notes	243,167	—	—
End of period	423,235	459,866	455,465
Accumulated Other Comprehensive Income (Loss)
Beginning of period	3,746	(2,650)	(2,588)
Foreign benefit plan, net of tax	(188)	(149)	(71)
Foreign currency translation adjustment, net of tax	(9,401)	6,545	9
End of period	(5,843)	3,746	(2,650)
Treasury Stock
Beginning of period	(289,225)	(261,624)	(233,676)
Purchases of treasury stock and buyback of shares for taxes	(35,187)	(27,601)	(27,948)
End of period	(324,412)	(289,225)	(261,624)
Retained Earnings
Beginning of period	219,641	189,775	152,650
Cumulative effect of accounting changes (See Note 2)	—	(315)	—
Net income	52,091	30,181	37,125
End of period	271,732	219,641	189,775
Total Stockholders’ Equity	$364,765	$394,078	$381,015

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
Common Stock, shares
Beginning of period	32,074	31,687	31,771
Sales of stock through the Employee Stock Purchase Plan	9	9	6
Stock compensation related to restricted stock vesting and retirement savings plan contributions	522	678	783
Purchases of treasury stock and buyback of shares for taxes	(431)	(637)	(927)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	67	337	54
Issuance of shares for repurchase of convertible notes	1,640	—	—
End of period	33,881	32,074	31,687

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$52,091	$30,181	$37,125
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	6,398	5,430	4,447
Amortization	23,453	22,857	16,151
Loss on extinguishment of debt	28,996	4,537	—
Deferred income taxes	(12,662)	(1,588)	2,041
Non-cash stock compensation and retirement savings plan contributions	21,554	19,146	17,425
Amortization of debt issuance costs and discounts	11,014	6,855	4,667
Adjustment to fair value of contingent consideration for purchase of business	198	9,519	301

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34,451)	8,237	(3,402)
Other assets	(3,475)	1,821	(7,677)
Accounts payable	56	861	(1,356)
Other liabilities	(8,256)	10,104	8,243
Net cash provided by operating activities	84,916	117,960	77,965

INVESTING ACTIVITIES
Purchase of property and equipment	(9,244)	(5,266)	(8,082)
Capitalization of internally developed software costs	(960)	(1,465)	(1,174)
Purchase of businesses, net of cash acquired	(108,848)	(91,883)	(11,143)
Net cash used in investing activities	(119,052)	(98,614)	(20,399)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	380,000	230,000	—
Payment for convertible notes issuance costs	(10,540)	(7,253)	—
Purchase of hedges related to issuance of convertible notes	(66,120)	(48,944)	—
Proceeds from issuance of warrants related to issuance of convertible notes	23,408	22,218	—
Payments for repurchase of convertible notes	(368,664)	(180,420)	—
Proceeds from sale of hedges related to repurchase of convertible notes	381,290	50,062	—
Repurchase of warrants related to repurchase of convertible notes	(303,896)	(43,028)	—
Payment for credit facility financing fees	(633)	—	—
Proceeds from line of credit	74,000	28,000	—
Payments on line of credit	(74,000)	(28,000)	—
Payment of contingent consideration for purchase of business	(24,128)	(2,820)	(4,281)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	631	310	178
Purchases of treasury stock	(21,724)	(19,573)	(20,612)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(13,463)	(8,028)	(7,336)
Net cash used in financing activities	(23,839)	(7,476)	(32,051)
Effect of exchange rate on cash and cash equivalents	(819)	606	229
Change in cash and cash equivalents	(58,794)	12,476	25,744
Cash and cash equivalents at beginning of period	83,204	70,728	44,984
Cash and cash equivalents at end of period	$24,410	$83,204	$70,728

Supplemental disclosures:
Cash paid for income taxes	$16,122	$5,256	$7,405
Cash paid for interest	$3,988	$3,411	$3,674
Non-cash activities:
Stock issued for purchase of businesses	$6,244	$8,729	$1,294
Issuance of shares for repurchase of convertible notes	$243,167	$—	$—
Liability incurred for purchase of property and equipment	$144	$503	$1,851

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Through December 31, 2021, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, the Company’s operating results for the year ended December 31, 2021 are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its continuing effects on domestic and global economies. To limit the spread of COVID-19, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic, including as a result of emerging variants. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2021, 2020 or 2019.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one year to 10 years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. No impairment of intangible assets or other long-lived assets was recorded for 2021, 2020 or 2019.

Purchase Accounting and Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of its acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, royalty rates, and weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and volatility rates. Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments. The Company’s long-term debt balance related to its 2.375% Convertible Senior Notes Due 2023 (“2023 Notes”), 1.250% Convertible Senior Notes Due 2025 (“2025 Notes”), and 0.125% Convertible Senior Notes Due 2026 (“2026 Notes”) are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. See Note 12, Long-Term Debt, for information regarding the Company’s convertible debt accounting policies.

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

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. During each of the years ended December 31, 2021, 2020 and 2019, approximately 97%, 98%, and 98% of the Company’s revenues were derived from clients in the United States. As of December 31, 2021 and 2020, 33% and 20%, respectively, of the Company’s non-current assets were located outside the United States, the majority of which were comprised of goodwill and other intangible assets from acquisitions outside of the United States.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. During the year end December 31, 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases – Targeted Improvement, and ASU 2018-20, Leases (Topic 842): Narrow Scope Improvements for Lessors which further amended ASU No. 2016-02. These updates require lessees to recognize lease liabilities and right of use (“ROU”) assets for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The Company adopted ASC Topic 842 as of January 1, 2019 using the modified retrospective transition method provided by ASU No. 2018-11. The Company elected the package of practical expedients granted by ASU No. 2016-2 and did not reassess whether existing contracts contained a lease, the classification of existing leases, and unamortized indirect costs as of January 1, 2019. The Company also elected the practical expedient related to the combination of lease and non-lease components and included fixed payments related to common area maintenance expense for the Company’s office leases in the measurement of the Company’s ROU assets and lease liabilities. There was no impact on net income, cash flows or net assets as a result of adoption. Refer to Note 16, Leases, for additional disclosures resulting from the adoption of ASU No. 2016-02 and its amendments.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15,

2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company expects to initially record a $2.1 million cumulative-effect adjustment to the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Notes. The Company also expects an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company expects interest expense recognized will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The Company does not expect this adoption to have a material impact on the consolidated statement of cash flows. Upon adoption, the Company will prospectively utilize the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Subtopic 805), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. The Company will adopt this ASU on January 1, 2023. The Company is current evaluating the related impact of the new guidance on its financial statements.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2021 and 2020 was $8.2 million and $9.4 million, respectively. Substantially all of the December 31, 2020 deferred revenue balance was recognized in revenue during the year ended December 31, 2021.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2021 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Year Ended December 31, 2021
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$577,674	$—	$577,674
Fixed fee percent complete contracts	49,117	—	49,117
Fixed fee contracts	107,698	—	107,698
Reimbursable expenses	10,677	—	10,677
Total professional services fees	745,166	—	745,166
Other services revenue*	11,320	2,236	13,556
Total services	756,486	2,236	758,722
Software and hardware	—	2,305	2,305
Total revenues	$756,486	$4,541	$761,027

	Year Ended December 31, 2020
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$436,466	$—	$436,466
Fixed fee percent complete contracts	51,752	—	51,752
Fixed fee contracts	95,237	—	95,237
Reimbursable expenses	10,110	—	10,110
Total professional services fees	593,565	—	593,565
Other services revenue*	13,536	2,482	16,018
Total services	607,101	2,482	609,583
Software and hardware	—	2,550	2,550
Total revenues	$607,101	$5,032	$612,133

	Year Ended December 31, 2019
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$384,422	$—	$384,422
Fixed fee percent complete contracts	41,484	—	41,484
Fixed fee contracts	104,056	—	104,056
Reimbursable expenses	15,474	—	15,474
Total professional services fees	545,436	—	545,436
Other services revenue*	13,604	2,878	16,482
Total services	559,040	2,878	561,918
Software and hardware	—	3,609	3,609
Total revenues	$559,040	$6,487	$565,527

    * Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$738,298	$599,236	$552,357
Other countries	22,729	12,897	13,170
Total revenues	$761,027	$612,133	$565,527

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2021, a substantial portion of the services the Company provided were built on Adobe, Microsoft, IBM, Salesforce, Sitecore and Oracle platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 4% of total revenues for the year ended December 31, 2021 and 5% of total revenues for each of the years ended December 31, 2020 and 2019.

5. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2021, there were 1.2 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2021 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2020	905	$35.34
Awards granted (1)	276	$76.48
Awards vested (2)	(473)	$31.92
Awards forfeited	(66)	$37.40
Restricted stock awards outstanding at December 31, 2021	642	$55.34

(1)The weighted average grant date fair value of shares granted during 2020 and 2019 was $41.07 and $33.38, respectively.
(2)The total fair value of restricted shares vested during the years ended December 31, 2021, 2020 and 2019 was $44.1 million, $24.6 million and $23.3 million, respectively.

The Company recognized $23.1 million, $19.5 million and $17.9 million of share-based compensation expense during 2021, 2020 and 2019, respectively, which included $4.0 million, $3.4 million and $3.2 million of expense for retirement savings plan contributions, respectively. The associated current and future income tax benefit recognized during 2021, 2020 and 2019 was $3.8 million, $2.6 million and $3.5 million, respectively. As of December 31, 2021, there was $28.2 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Restricted stock awards generally vest over a three-year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. During the year ended December 31, 2021, 8,649 shares were purchased under the ESPP.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2021	2020	2019
Net income	$52,091	$30,181	$37,125
Basic:
Weighted-average shares of common stock outstanding	32,202	31,793	31,344
Shares used in computing basic net income per share	32,202	31,793	31,344

Effect of dilutive securities:
Restricted stock subject to vesting	559	417	673
Shares issuable for conversion of convertible senior notes	1,564	52	—
Shares issuable for acquisition consideration (1)	198	254	226
Shares issuable for exercise of warrants	147	—	—
Shares used in computing diluted net income per share	34,670	32,516	32,243

Basic net income per share	$1.62	$0.95	$1.18
Diluted net income per share	$1.50	$0.93	$1.15

(1)For the year ended December 31, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with MedTouch LLC (“MedTouch”); (iii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iv) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (v) the Purchase Agreement with Talos (as defined in Note 9 - Business Combinations); and (vi) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”), as part of the consideration. For the year ended December 31, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC (“RAS”); (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with MedTouch; (vi) the Asset Purchase Agreement with Brainjocks; and (vii) the Stock Purchase Agreement with the shareholders of PSL, as part of the consideration. For the year ended December 31, 2019, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with RAS; (iii) the Asset Purchase Agreement with Southport Services Group, LLC (“Southport”); (iv) the Asset Purchase Agreement with Stone Temple; (v) the Agreement and Plan of Merger with Elixiter, Inc. (“Elixiter”); and (vi) the Asset Purchase Agreement with Sundog, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Restricted stock subject to vesting	—	2	26
Convertible senior notes	1,980	4,451	3,823
Warrants related to the issuance of convertible senior notes	1,980	8,275	3,823
Total anti-dilutive securities	3,960	12,728	7,672

See Note 12, Long-term Debt, for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $261.3 million (16.1 million shares) of outstanding common stock through December 31, 2021.

7. Balance Sheet Components

	December 31,
	2021	2020
	(In thousands)
Accounts receivable:
Billed accounts receivable, net	$120,892	$85,998
Unbilled revenues, net	56,710	47,087
Total	$177,602	$133,085

Property and equipment:
Computer hardware (useful life of 3 years)	$21,382	$15,640
Furniture and fixtures (useful life of 5 years)	4,599	4,597
Leasehold improvements (useful life of 5 years)	7,850	6,607
Software (useful life of 1 to 7 years)	6,018	5,342
Less: Accumulated depreciation	(25,102)	(20,284)
Total	$14,747	$11,902

Other current liabilities:
Accrued variable compensation	$31,244	$27,527
Deferred revenues	8,167	9,422
Estimated fair value of contingent consideration liability (Note 9)	21,644	33,943
Current operating lease liabilities	11,543	10,321
Deferred employer FICA payments	—	5,523
Payroll related costs	9,523	5,738
Professional fees	1,727	736
Accrued medical claims expense	2,605	2,405
Accrued IT expenses	1,776	1,964
Other current liabilities	5,648	5,688
Total	$93,877	$103,267

	December 31,
	2021	2020
	(In thousands)
Other non-current liabilities:
Deferred income taxes	$13,075	$20,911
Deferred employer FICA payments	—	5,523
Other non-current liabilities	3,462	2,434
Reserve for uncertain tax positions	19,127	8,009
Non-current software accrual	2,710	5,748
Deferred compensation liability	9,458	7,456
Total	$47,832	$50,081

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

Activity in the allowance for credit losses is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at December 31	$1,065	$464	$810
Impact of ASU No. 2016-13 adoption	—	423	—
Opening balance at January 1	1,065	887	810
Charges to expense, net of recoveries	1,801	855	428
Other (1)	78	(677)	(774)
Balance at December 31	$2,944	$1,065	$464

(1)Other is primarily related to uncollected balances written off, business acquisitions and currency translation adjustments.

9. Business Combinations

2021 Acquisitions

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthened the Company’s global delivery capabilities, and enhanced its nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $28.0 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $8.6 million.

On October 15, 2021, a wholly-owned subsidiary of the Company acquired Overactive pursuant to the terms of a Stock Purchase Agreement. Overactive is based in Montevideo, Uruguay with nearshore delivery centers in Colombia, Argentina, Uruguay, Chile and Puerto Rico. The acquisition of Overactive expanded the Company’s digital modernization solution services. Overactive added nearly 700 professionals and strategic client relationships with customers across several industries and expanded the Company’s operations in Latin America. The Company’s total allocable purchase price consideration was $110.1 million, net of cash acquired. The Company incurred approximately $2.5 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration transferred for the 2021 acquisitions consisted of the following (in millions):

	Talos		Overactive
Cash	$14.9		$93.9
Company common stock issued at closing	3.8		2.5
Contingent consideration (1)	9.0	(2)	12.6	(3)
Net working capital adjustment due to the seller(s)	0.3		1.1
Total allocable purchase price consideration	$28.0		$110.1

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Talos acquisition is $10.6 million. As of December 31, 2021, the fair value of the contingent consideration was $9.0 million.
(3)The maximum cash payout that may be realized by the sellers in the Overactive acquisition is $14.4 million. As of December 31, 2021, the fair value of the contingent consideration was $12.6 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Talos	Overactive
Acquired tangible assets	$2.3	$13.9
Identified intangible assets	8.1	35.0
Liabilities assumed	(1.2)	(18.5)
Goodwill	18.8	79.7
Total purchase price	$28.0	$110.1

The following table presents details of the intangible assets acquired during the year ended December 31, 2021 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate acquisitions
Customer relationships	9 years	6 - 10 years	$39.0
Customer backlog	1 year	1 year	3.0
Non-compete agreements	5 years	5 years	0.4
Trade name	1 year	1 year	0.7
Total acquired intangible assets			$43.1

The above purchase price accounting estimates for Talos and Overactive are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The aggregate amounts of revenue and net income of the Talos and Overactive acquisitions included in the Company’s Consolidated Statements of Operations from the respective acquisition dates to December 31, 2021 are as follows (in thousands):

Acquisition Date to December 31, 2021
Revenues	$15,291
Net income	$370

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
(2)MedTouch achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company paid $9.2 million in contingent consideration during the year ended December 31, 2021. The maximum cash payout that may have been realized by MedTouch was $10.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.3 million and $4.7 million during the years ended December 31, 2021 and 2020, respectively.
(3)Brainjocks achieved a portion of the potential maximum cash payout pursuant to the Asset Purchase Agreement, and as a result, the Company paid $3.9 million in contingent consideration during the year ended December 31, 2021. The maximum cash payout that may have been realized by Brainjocks was $4.8 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.3 million and $1.3 million during the years ended December 31, 2021 and 2020, respectively.
(4)PSL achieved a portion of the potential maximum cash payout pursuant to the Stock Purchase Agreement, and as a result, the Company paid $20.9 million in contingent consideration during the year ended December 31, 2021. The maximum cash payout that may have been realized by PSL was $22.2 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.6 million during the year ended December 31, 2021. The Company recorded a pre-tax adjustment to increase the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $3.9 million during the year ended December 31, 2020.

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

2019 Acquisitions

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

The results of the 2019, 2020 and 2021 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL and Overactive for the years ended December 31, 2021, 2020, and 2019 after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019 and Overactive was acquired as of the beginning of 2020. These unaudited pro-forma results include adjustments for PSL from January 1, 2019 through December 31, 2020 and adjustments for Overactive from January 1, 2020 through December 31, 2021. Pro-forma results of operations have not been presented for MedTouch, Brainjocks, or Talos because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition of PSL actually occurred on January 1, 2019 and Overactive actually occurred on January 1, 2020 or of future results of operations of the consolidated entities (in thousands except per share data):

	Year Ended December 31,
	2021	2020	2019
Revenues	$794,158	$658,228	$598,082
Net income	$52,621	$32,424	$28,315
Basic net income per share	$1.63	$1.01	$0.90
Diluted net income per share	$1.52	$0.99	$0.87
Shares used in computing basic net income per share	32,222	31,964	31,344
Shares used in computing diluted net income per share	34,689	32,620	32,413

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the year ended December 31, 2021.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the year ended December 31, 2021.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$427,928	$335,564
Purchase price allocations and measurement period adjustments for acquisitions	96,717	86,640
Effect of foreign currency translation adjustments	(9,416)	5,724
Balance, end of year	$515,229	$427,928

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$125,433	$(51,253)	$74,180	$97,497	$(44,185)	$53,312
Non-compete agreements	1,444	(736)	708	1,479	(831)	648
Customer backlog	3,025	(741)	2,284	10,353	(5,941)	4,412
Trade name	683	(155)	528	449	(281)	168
Developed software	6,982	(3,405)	3,577	13,962	(8,931)	5,031
Total	$137,567	$(56,290)	$81,277	$123,740	$(60,169)	$63,571

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $23.5 million, $22.9 million and $16.2 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2022	$22,691
2023	$15,016
2024	$11,858
2025	$8,781
2026	$6,530
Thereafter	$16,401

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service. For 2021, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant. The Company recognized $8.7 million, $6.8 million and $6.7 million of expense for the matching cash and Company stock contribution in 2021, 2020 and 2019, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2021 and 2020, the deferred compensation liability balance was $9.8 million and $7.5 million, respectively. The Company funds the deferred compensation plan through company-owned life insurance (“COLI”) policies. As of December 31, 2021 and 2020, the COLI asset balance was $10.8 million and $7.4 million, respectively.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2021 and 2020, the defined benefit plan liability, which is unfunded, was immaterial.

12. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the "2021 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of December 31, 2021, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the year ended December 31, 2021.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2021, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.25% on December 31, 2021) plus a margin ranging from 0.00% to 1.00% or one-month LIBOR (0.10% on December 31, 2021) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2021, the Company had $199.8 million of unused borrowing capacity.

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

At December 31, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Convertible Senior Notes due 2026

On November 9, 2021, the Company issued $380.0 million aggregate principal amount of the 2026 Notes in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $10.7 million, were $369.3 million. The Company used (i) $311.5 million of the net proceeds and 1,640,152 shares of the Company’s common stock to partially repurchase the 2025 Notes (as defined and described below), and (ii) $42.7 million of the net proceeds to fund the cost of entering into the 2026 Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the 2026 Notes Warrants (as defined below). The remaining proceeds of $15.1 million will be used for working capital or other general corporate purposes.

The 2026 Notes bear interest at a rate of 0.125% per year. Interest is payable in cash on May 15 and November 15 of each year, with the first payment to be made on May 15, 2022. The 2026 Notes mature on November 15, 2026 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 5.2100 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $191.94 per share of common stock. After consideration of the 2026 Notes Hedges and 2026 Notes Warrants, the conversion rate is effectively hedged to a price of $295.29 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2026 Notes (the “2026 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2026 Notes in cash upon conversion.

In accordance with accounting for debt with conversions and other options, the Company bifurcated the principal amount of the 2026 Notes into liability and equity components. The initial liability component of the 2026 Notes was valued at $313.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 4.0%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $66.2 million, partially offset by the associated deferred tax effect of $16.9 million. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount of $66.2 million is being amortized to interest expense using the effective interest method with an effective interest rate of 4.0% over the period from the issuance date through the contractual maturity date of November 15, 2026. The Company utilizes the treasury stock method to calculate the effects of the 2026 Notes on diluted earnings per share.

Issuance costs totaling $10.7 million were allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $8.8 million attributable to the liability component were recorded as a direct deduction from the carrying value of the 2026 Notes and are being amortized to interest expense using the effective interest method over the term of the 2026 Notes. Issuance costs of $1.9 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.5 million.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $7.3 million, were $222.7 million. The Company used (i) $172.0 million of the net proceeds to partially repurchase the 2023 Notes (as defined and described below), and (ii) $26.7 million of the net proceeds to fund the cost of entering into the 2025 Notes Hedges (as defined below), after such cost was partially offset by the proceeds that the Company received from entering into the 2025 Notes Warrants (as defined below). The remaining proceeds of $24.0 million were used for working capital or other general corporate purposes.

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

In accordance with accounting for debt with conversions and other options, the Company bifurcated the principal amount of the 2025 Notes into liability and equity components. The initial liability component of the 2025 Notes was valued at $181.1 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.3%. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $48.9 million, partially offset by the associated deferred tax effect of $12.6 million. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The resulting debt discount of $48.9 million is amortized to interest expense using the effective interest method with an effective interest rate of

6.3% over the period from the issuance date through the contractual maturity date of August 1, 2025. The Company utilizes the treasury stock method to calculate the effects of the 2025 Notes on diluted earnings per share.

Issuance costs totaling $7.3 million were allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $5.7 million attributable to the liability component were recorded as a direct deduction from the carrying value of the 2025 Notes and are amortized to interest expense using the effective interest method over the term of the 2025 Notes. Issuance costs of $1.6 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.4 million.

In November and December 2021, the Company repurchased a portion of the outstanding 2025 Notes through individual, privately negotiated transactions (the “2025 Notes Partial Repurchase”), leaving 2025 Notes with aggregate principal amount of $23.3 million outstanding as of December 31, 2021. The Company used $311.5 million of the net proceeds from the 2026 Notes issuance in November 2021, 1,640,152 shares of the Company’s common stock, and $44.0 million of additional cash in December 2021 to complete the 2025 Notes Partial Repurchase, of which a total of $197.4 million and $400.5 million were allocated to the liability and equity components of the 2025 Notes, respectively, and $0.7 million was related to the payment of interest. The amount allocated to equity was partially offset by the associated deferred tax effect of $2.0 million. The consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of approximately 3.5%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment of $21.9 million, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $3.8 million. A $6.8 million inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms is included in “Loss on extinguishment of debt” in the accompanying Consolidated Statements of Operations.

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

In August and December 2020, the Company repurchased a portion of the outstanding 2023 Notes through individual, privately negotiated transactions (the “2023 Notes Partial Repurchase”), leaving 2023 Notes with aggregate principal amount of $5.1 million outstanding as of December 31, 2020. The Company used $172.0 million of the net proceeds from the 2025 Notes issuance in August 2020 and $9.7 million of additional cash in December 2020 to complete the 2023 Notes Partial Repurchase, of which a total of $127.7 million and $52.7 million were allocated to the liability and equity components of the 2023 Notes, respectively, and $1.3 million was related to the payment of interest. The cash consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of approximately 5.0%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the aggregate cash consideration. The $4.5 million loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $2.4 million.

In August 2021, the Company repurchased the remainder of the outstanding 2023 Notes through individual, privately negotiated transactions (the “Final 2023 Notes Repurchase”). The Company used $13.9 million of cash to complete the Final 2023 Notes Repurchase, of which $4.9 million and $9.0 million were allocated to the liability and equity components of the 2023 Notes, respectively. The amount allocated to equity was partially offset by the associated deferred tax effect of $0.4 million. The Final 2023 Notes Repurchase resulted in a $0.3 million loss on extinguishment during the twelve months ended December 31, 2021, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $0.1 million.

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

Other Terms of the Notes

The 2025 Notes and 2026 Notes may be converted at the holder’s option prior to the close of business on the business day immediately preceding August 1, 2025 for the 2025 Notes and November 15, 2026 for the 2026 Notes, but only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 for the 2025 Notes and December 31, 2021 for the 2026 Notes, if the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
•upon the occurrence of certain corporate events or distributions on the Company’s common stock described in the 2025 Indenture and 2026 Indenture; and
•at any time from, and including, February 3, 2025 for 2025 Notes and May 15, 2026 for 2026 Notes, until the close of business on the second scheduled trading day immediately before the maturity date for the 2025 Notes and 2026 Notes.

The Company may not redeem the 2025 Notes and 2026 Notes at its option before maturity. If a “fundamental change” (as defined in the 2025 Indenture and 2026 Indenture) occurs, then, except as described in the 2025 Indenture and 2026 Indenture, noteholders may require the Company to repurchase their 2025 Notes and 2026 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes and 2026 Notes to be repurchased, plus accrued and unpaid interest, if any.

During the year ended December 31, 2021, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending March 31, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2025 Notes as long-term debt on the Consolidated Balance Sheet as of December 31, 2021. As of the date of this filing, none of the holders of the 2025 Notes have submitted requests for conversion. As of December 31, 2021, none of the conditions permitting holders to convert their 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2026 Notes. Based on the closing price of the Company's common stock of $129.29 per share on December 31, 2021, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The liability components of the 2023 Notes, 2025 Notes, and 2026 Notes consisted of the following (in thousands):

	December 31, 2021
Liability component:	2026 Notes	2025 Notes	2023 Notes
Principal	$380,000	$23,293	$—
Less: Unamortized debt discount	(64,413)	(3,724)	—
Unamortized debt issuance costs	(8,613)	(417)	—
Net carrying amount	$306,974	$19,152	$—

	December 31, 2020
Liability component:	2026 Notes	2025 Notes	2023 Notes
Principal	$—	$230,000	$5,090
Less: Unamortized debt discount	—	(45,690)	(426)
Unamortized debt issuance costs	—	(5,271)	(79)
Net carrying amount	$—	$179,039	$4,585

Interest expense for the years ended December 31, 2021, 2020 and 2019 related to the Notes consisted of the following (in thousands):

2026 Notes

	Year Ended December 31,
	2021	2020	2019
Coupon interest	$69	$—	$—
Amortization of debt discount	1,738	—	—
Amortization of debt issuance costs	260	—	—
Total interest expense recognized	$2,067	$—	$—

2025 Notes

	Year Ended December 31,
	2021	2020	2019
Coupon interest	$2,521	$1,094	$—
Amortization of debt discount	7,780	3,254	—
Amortization of debt issuance costs	1,008	438	—
Total interest expense recognized	$11,309	$4,786	$—

2023 Notes

	Year Ended December 31,
	2021	2020	2019
Coupon interest	$75	$2,200	$3,414
Amortization of debt discount	91	2,561	3,773
Amortization of debt issuance costs	18	533	824
Total interest expense recognized	$184	$5,294	$8,011

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes, 2025 Notes, and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges”, the “2025 Notes Hedges”, and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. Upon initial purchase, the 2025 Notes Hedges and 2026 Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $48.9 million and $66.1 million, respectively, partially offset by the deferred tax effect of $12.6 million and $16.8 million, respectively. In August and

November 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company terminated the remainder of the 2023 Notes Hedges corresponding to approximately 0.1 million shares for cash proceeds of $6.1 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders' equity. In November and December 2021, in connection with the 2025 Notes Partial Repurchase, the Company partially repurchased 2025 Notes Hedges corresponding to approximately 4.0 million shares for cash proceeds of $375.2 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders’ equity.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes, 2025 Notes, and 2023 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants”, the “2025 Notes Warrants”, and the “2023 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants, 2025 Notes Warrants, and 2023 Notes Warrants was approximately $295.29, $81.05, and $46.62 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants, 2025 Notes Warrants, and 2023 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants, $81.05 for the 2025 Notes Warrants, and $46.62 for the 2023 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. Upon initial sale, the 2025 Notes Warrants and the 2026 Notes Warrants were recorded as an increase in additional paid-in capital within stockholders’ equity of $22.2 million and $23.4 million, respectively. In August and November 2020, in connection with the 2023 Notes Partial Repurchase, the Company repurchased a portion of the 2023 Notes Warrants through a cash payment of $43.0 million. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company repurchased the remainder of the 2023 Notes Warrants through a cash payment of $5.0 million. In November and December 2021, in connection with the 2025 Notes Partial Repurchase, the Company partially repurchased 2025 Notes Warrants through cash payments of $298.9 million. The repurchases were recorded as reductions to additional paid-in capital within stockholders’ equity.

13. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$16,006	$6,010	$5,000
State	2,767	2,433	2,724
Foreign	4,281	3,293	1,051
Total current	23,054	11,736	8,775

Deferred:
Federal	(8,285)	574	1,570
State	(2,425)	171	467
Foreign	(1,952)	(2,333)	4
Total deferred	(12,662)	(1,588)	2,041
Total provision for income taxes	$10,392	$10,148	$10,816

The components of pretax income for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$56,299	$36,747	$43,330
Foreign	6,184	3,582	4,611
Total	$62,483	$40,329	$47,941

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities	$7,044	$1,473
Operating lease liabilities	6,365	7,195
Allowance for Doubtful Accounts	605	273
Foreign exchange adjustment	1,257	—
Net operating losses	118	203
Deferred compensation liability	1,786	2,511
Interest limitation	8,107	—
Intangible assets	—	1,844
Total deferred tax assets	25,282	13,499
Deferred tax liabilities:
Prepaid expenses	1,081	1,216
Foreign exchange adjustments	—	1,828
Operating lease right-of-use assets	5,812	6,909
Goodwill and intangible assets	28,534	23,027
Fixed assets	1,614	1,430
Total deferred tax liabilities	37,041	34,410
Net deferred tax liability	$11,759	$20,911

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

As of December 31, 2021, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $0.5 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.2	5.2	4.3
Effect of foreign operations	1.7	0.5	0.2
Stock compensation	(5.2)	(0.3)	(1.0)
Non-deductible acquisition costs	1.0	3.1	0.2
Research and development tax credit	(4.8)	(3.9)	(1.8)
Other	(0.3)	(0.4)	(0.3)
Effective tax rate	16.6%	25.2%	22.6%

The effective income tax rate decreased to 16.6% for the year ended December 31, 2021 from 25.2% for the year ended December 31, 2020 primarily due to an increase in stock compensation deductions and a decrease in non-deductible transaction costs compared to the prior year.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested, except in certain designated jurisdictions. We have not recognized a deferred tax liability on the undistributed earnings that are considered indefinitely reinvested. If these earnings were distributed, we would be subject to non-U.S. withholding taxes. As of December 31, 2021, undistributed earnings of approximately $19.5 million were indefinitely reinvested in foreign operations and the unrecognized deferred tax liability on these undistributed earnings was approximately $1.3 million.

As of December 31, 2021, the Company had $17.0 million of gross unrecognized tax benefits, which would have had a $12.2 million impact on the effective rate, if recognized. As of December 31, 2020, the Company had $7.1 million of gross unrecognized tax benefits, all of which have an impact on the effective rate, if recognized.

A reconciliation of beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$7,084	$4,665
Additions based on tax positions related to current year	6,934	1,102
Additions based on tax positions related to prior years	2,970	1,317
Balance at end of year	$16,988	$7,084

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision. For the years ended December 31, 2021 and 2020, we recognized interest expense of approximately $0.4 million and $0.3 million, respectively. As of December 31, 2021 and 2020, interest and penalties accrued were $2.1 million and $0.9 million, respectively.

The Company’s 2016-2019 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through 2021 is $26.9 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our federal tax return for tax years 2016 and later remain subject to examination by the IRS. Our state and foreign income tax returns for the tax years 2011 and later remain subject to examination by various state and foreign tax authorities.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $1.2 million during the year ended December 31, 2021, a net gain of $0.7 million during the year ended December 31, 2020, and were immaterial during the year ended December 31, 2019. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2021	2020
Derivatives not designated as hedges
Foreign exchange contracts	$24,223	$16,008
Total derivatives not designated as hedges	$24,223	$16,008

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2021 and December 31, 2020, $12.1 million and $66.0 million, respectively of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through company-owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. Refer to Note 11, Employee Benefit Plans, for the fair value of the COLI asset as of December 31, 2021 and 2020.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2021 and 2020 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. For acquisitions during the year ended December 31, 2021, key unobservable inputs included revenue growth rates, which ranged from 36% to 76%, and volatility rates, which ranged from 5% to 6% for revenue and were 17% for earnings. For acquisitions during the year ended December 31, 2020, key observable inputs included revenue growth rates, which ranged from 5% to 15%, and volatility rates, which ranged from 4% to 5% for revenue and 19% to 37% for earnings. An increase in future revenue and earnings may result in a higher estimated fair value while a decrease in future revenue and earnings may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2021 and 2020.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. The original debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement based on inputs that ranged from 5.2% to 7.9% for the 2025 Notes and 3.8% to 4.0% for the 2026 Notes. The approximate fair value of the 2026 Notes as of December 31, 2021 was $363.6 million. The approximate fair value of the 2025 Notes as of December 31, 2021 and 2020 was $59.6 million and $263.4 million, respectively. As of December 31, 2021, the 2023 Notes have been fully repurchased. The approximate fair value of the 2023 Notes as of December 31, 2020 was $7.1 million. The fair values were estimated on the basis of inputs that are observable in the market and are considered a Level 2 fair value measurement.

16. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to seven years.

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Other current liabilities	$11,543	$10,321
Operating lease liabilities	23,898	29,098
Total	$35,441	$39,419

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

December 31, 2021
2022	$10,384
2023	8,831
2024	6,784
2025	5,247
2026	2,770
Thereafter	4,103
Total future lease payments	38,119
Less implied interest	(2,678)
Total	$35,441

Operating lease expense for the years ended December 31, 2021, 2020, and 2019 was $13.0 million, $12.2 million, and $9.9 million respectively, of which $1.3 million, $1.5 million, and $1.3 million related to variable lease payments. Short term lease payments were immaterial for the years ended December 31, 2021, 2020 and 2019. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended December 31, 2021, 2020 and 2019 were $10.3 million, $10.8 million, and $8.3 million respectively. ROU assets obtained in exchange for lease liabilities during the years ended December 31, 2021, 2020, and 2019 were $5.4 million, $20.1 million, and $12.7 million respectively. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2021, 2020 and 2019 was 4 years, 5 years, and 4 years, respectively, and the weighted average incremental borrowing rate as of December 31, 2021, 2020 and 2019 was 3.3%, 3.5%, and 4.6%, respectively.

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

18. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2021 and 2020. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(Unaudited)
Total revenues	$169,341	$184,136	$192,820	$214,730
Total cost of revenues	106,062	113,180	118,260	131,311
Income from operations	20,206	26,094	28,014	31,618
Income (loss) before income taxes	16,788	22,718	24,180	(1,203)
Net income	13,593	16,573	17,396	4,529
Basic net income per share	0.43	0.52	0.54	0.14
Diluted net income per share	0.41	0.49	0.48	0.13

	Three Months Ended,
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Unaudited)
Total revenues	$145,562	$146,339	$157,678	$162,554
Total cost of revenues	93,217	91,155	96,704	99,647
Income from operations	12,436	11,739	15,665	15,414
Income before income taxes	10,503	9,693	8,529	11,604
Net income	8,974	6,609	6,177	8,421
Basic net income per share	0.28	0.21	0.19	0.27
Diluted net income per share	0.27	0.20	0.19	0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC and a wholly-owned subsidiary of the Company acquired all of the capital stock of Talos Digital SAS and TCOMM SAS (collectively, Talos) in September 2021 and all of the capital stock of Izmul S.A. and its subsidiaries (Overactive) in October 2021 (the acquired businesses), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, the acquired businesses’ internal control over financial reporting associated with 2% of total assets excluding goodwill and other intangible assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

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

Issuance of 0.125% Convertible Senior Notes and repurchase of 1.250% Convertible Senior Notes

As discussed in Note 12 to the consolidated financial statements, in November 2021, the Company completed a private placement offering of $380.0 million 0.125% convertible senior notes (the 2026 notes). In connection with the issuance of the 2026 notes, the Company entered into convertible note hedge transactions and also sold net-share-settled warrants (the concurrent transaction). The Company used $311.5 million of the net proceeds from the issuance of the 2026 notes and 1,640,152 shares of the Company’s common stock to repurchase a majority of the previously outstanding 1.250% convertible senior notes (the 2025 notes) in November 2021 and $44.0 million of cash to repurchase additional 2025 notes in December 2021. The Company recorded $28.7 million of expense in the statement of operations for the year ended December 31, 2021, related to the repurchases of the 2025 notes.

We identified the evaluation of the accounting for the 2026 notes, the concurrent transaction, and the November 2021 repurchase of the 2025 notes and the valuation of the liability components of the 2026 notes and 2025 notes repurchase in November 2021 as a critical audit matter. The 2026 notes, the concurrent transaction, and the November 2021 repurchase of the 2025 notes required complex auditor judgment, and specialized skills and knowledge, to evaluate the appropriate accounting guidance. In addition, evaluating the fair value of the liability components of the 2026 notes upon issuance and the 2025 notes upon repurchase in November 2021 required a high degree of auditor judgment, and specialized skills and knowledge, to assess the interest rate that would be available to the Company for similar non-convertible debt instruments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to this critical audit matter. This included controls related to the Company’s evaluation of the appropriate accounting guidance and the valuation of the liability components of these transactions. We read the 2026 notes agreements, the agreements supporting the concurrent transaction, and the agreements supporting the repurchase of the 2025 notes in November 2021. We involved professionals with specialized skills and knowledge, who assisted us in:

— evaluating the Company’s accounting for the 2026 notes, the concurrent transaction, and the repurchase of the 2025 notes in November 2021

— reviewing key terms and features in the agreements.

Additionally, we involved valuation professionals with specialized skills and knowledge who assisted us in:

— evaluating the Company’s determination of the comparable market non-convertible debt borrowing rate for the 2026 notes and 2025 notes by assessing the methodology used by the third-party specialist engaged by the Company

— independently performing an analysis using publicly available market data for a similar non-convertible debt instrument and comparing the independent analysis to management’s chosen interest rates.

Fair value of the customer relationships intangible asset and contingent consideration liability related to the acquisition of Overactive

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company makes certain assumptions and judgments in determining fair value measurements for business acquisitions. During the year ended December 31, 2021, the Company consummated two business acquisitions. These acquisitions resulted in the recognition of customer relationships intangible assets of $39.0 million and contingent consideration liabilities of $21.6 million.

We identified the evaluation of the fair values of the customer relationships intangible asset and contingent consideration liability related to the Overactive acquisition as a critical audit matter. Evaluating the fair values involved a high degree of subjective auditor judgment related to the use of certain assumptions in the specific valuation models. The key assumptions used within the valuation models included forecasts of projected revenues, customer attrition rates, and volatility rates. In addition, changes in these assumptions could have a significant impact on the fair value of the customer relationships intangible asset or contingent consideration liability in the Overactive acquisition.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for the Overactive acquisition, including controls related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rates used by the Company by comparing the assumptions to the acquiree’s historical performance and to the growth rates of peer companies. We compared the forecasts of projected revenues to industry data. We also involved valuation professionals with specialized skills and knowledge, who assisted us in:

— evaluating customer attrition rates used by the Company to value the customer relationships intangible asset compared to historical customer attrition rates as well as qualitative factors such as the acquiree’s industry and customer base

— evaluating the reasonableness of the comparable companies used by the Company to measure the volatility rates used in the determination of the fair value of the contingent consideration liability

— independently developing volatility rates based on publicly available market data and comparing the results to the rates used by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
February 24, 2022

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company acquired Talos in September 2021, and Overactive in October 2021 (the “Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Acquired Businesses represented 2% of the Company’s total assets excluding goodwill and other intangible assets and 2% of the Company’s total revenues, as of and for the year ended December 31, 2021.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2021 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company’s transition to primarily working remotely as a result of the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspection.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	57	Chairman of the Board and Chief Executive Officer
Thomas J. Hogan	45	President and Chief Operating Officer
Paul E. Martin	61	Chief Financial Officer, Treasurer and Assistant Secretary

Jeffrey S. Davis became the Chief Executive Officer and a member of the Board in 2009 and was elected Chairman of the Board in 2017. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002 and was named the Company’s President in 2004, in which capacity he served until February 2021. He served as Chief Operating Officer at Vertecon from October 1999 until its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis currently serves as a member of the board of directors of St. Luke's Hospital in St. Louis, Missouri. Mr. Davis is an active volunteer member of the board of directors of the Cystic Fibrosis Foundation of St. Louis, Missouri and a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Thomas J. Hogan was appointed as the Company’s President in February 2021 and began serving as our Chief Operating Officer in 2018. Mr. Hogan joined the Company in January 2008 and has served the Company in several capacities, including Vice President of Field Operations, General Manager, Director of Business Development, and Engagement Director. Prior to joining the Company, Mr. Hogan served in business development and leadership positions with Creative Metrics, PreVisor, and TEKsystems. Mr. Hogan received his M.B.A from the Kellogg School of Management at Northwestern University and a B.A. degree from Saint Mary’s University of Minnesota.

Paul E. Martin joined the Company in 2006 as Chief Financial Officer, Treasurer and Secretary. Mr. Martin served as Secretary until February 2022, when he was appointed as the Company’s Assistant Secretary. From 2004 until 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (NASDAQ: CHTR) (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From 2002 through 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter’s Vice President and Corporate Controller from 2000 to 2002. From 1995 to 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a formerly publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis. Mr. Martin is also a member of the board of the St. Louis, Missouri chapter of Autism Speaks.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Composition and Meetings of the Board of Directors and Committees.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

The Company’s independent registered public accounting firm is KPMG, LLP, St. Louis, MO, Auditor Firm ID:185.

Information on this subject is found in the Proxy Statement under the caption “Principal Accounting Firm Fees and Services” and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1.Financial Statements

The following consolidated statements are included in Part II, Item 8 under the following captions:

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

2.3*	Stock Purchase Agreement dated as of October 15, 2021, by and among Perficient, Inc., Perficient UK Limited, Izmul S.A., each of the Shareholders of Izmul S.A. and the Representative
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

4.2
Description of Securities, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

4.3
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.5
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.6
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.3†
Second Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 28, 2017 and incorporated herein by reference

10.4†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.5†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.6†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 31, 2014 and incorporated herein by reference

10.7†
Third Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.8†
Fourth Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 25, 2021 and incorporated herein by reference

10.9†
Third Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.10†
Second Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 25, 2021 and incorporated herein by reference

10.11
Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners and the other lenders parties thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed May 7, 2021 and incorporated herein by reference

10.12†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.13†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.14†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.15†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.16†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.17†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.18
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.19
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.20
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.21
Form of Warrant Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.22	Form of Exchange Agreement, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference
21.1*	Subsidiaries
23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

		By:	/s/ Paul E. Martin
Date:	February 24, 2022		Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board and Chief Executive Officer	February 24, 2022
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 24, 2022
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph C. Derrickson	Director	February 24, 2022
Ralph C. Derrickson

/s/ David S. Lundeen	Director	February 24, 2022
David S. Lundeen

/s/ Brian L. Matthews	Director	February 24, 2022
Brian L. Matthews

/s/ Nancy C. Pechloff	Director	February 24, 2022
Nancy C. Pechloff

/s/ Gary M. Wimberly	Director	February 24, 2022
Gary M. Wimberly