Form 10-Q
period 2022-03-31
PERFICIENT INC
filed 2022-04-28
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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

As of April 21, 2022, there were 34,648,599 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on this Form 10-Q (“Form 10-Q”) are not purely historical statements, discuss future expectations, contain projections of results of operations or financial condition, or state other forward-looking information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called forward-looking statements by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions and are subject to risks and uncertainties. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements include (but are not limited to) the following, many of which are, or may be, amplified by the novel coronavirus (COVID-19) pandemic:

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,175	$24,410
Accounts receivable, net	186,368	177,602
Prepaid expenses	5,992	5,400
Other current assets	8,594	7,296
Total current assets	225,129	214,708
Property and equipment, net	15,287	14,747
Operating lease right-of-use assets	31,036	33,353
Goodwill	518,950	515,229
Intangible assets, net	76,527	81,277
Other non-current assets	35,892	23,258
Total assets	$902,821	$882,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,241	$26,074
Other current liabilities	72,516	93,877
Total current liabilities	94,757	119,951
Long-term debt, net	392,907	326,126
Operating lease liabilities	21,627	23,898
Other non-current liabilities	49,980	47,832
Total liabilities	$559,271	$517,807
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 52,756,640 shares issued and 34,017,559 shares outstanding as of March 31, 2022; 52,534,967 shares issued and 33,881,196 shares outstanding as of December 31, 2021)	53	53
Additional paid-in capital	377,927	423,235
Accumulated other comprehensive (loss) income	(2,037)	(5,843)
Treasury stock, at cost (18,739,081 shares as of March 31, 2022; 18,653,771 shares as of December 31, 2021)	(333,400)	(324,412)
Retained earnings	301,007	271,732
Total stockholders’ equity	343,550	364,765
Total liabilities and stockholders’ equity	$902,821	$882,572

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Three Months Ended March 31,
	2022	2021

Revenues	$222,111	$169,341

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	138,518	106,062
Selling, general and administrative	42,251	33,979
Depreciation	1,873	1,460
Amortization	5,979	7,052
Acquisition costs	299	68
Adjustment to fair value of contingent consideration	(979)	514
Income from operations	34,170	20,206

Net interest expense	887	3,296
Net other expense	233	122
Income before income taxes	33,050	16,788
Provision for income taxes	5,914	3,195

Net income	$27,136	$13,593

Basic net income per share	$0.80	$0.43
Diluted net income per share	$0.75	$0.41
Shares used in computing basic net income per share	33,843	31,864
Shares used in computing diluted net income per share	36,839	33,015

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$27,136	$13,593
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	3,806	(4,286)
Comprehensive income	$30,942	$9,307

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended March 31,
	2022	2021
Common Stock
Beginning of period	$53	$50
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	1
End of period	53	51
Additional Paid-in Capital
Beginning of period	423,235	459,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	282	105
Stock compensation related to restricted stock vesting and retirement savings plan contributions	5,917	5,185
Cumulative effect of accounting changes (See Note 3)	(51,507)	—
End of period	377,927	465,156
Accumulated Other Comprehensive (Loss) Income
Beginning of period	(5,843)	3,746
Foreign currency translation adjustment	3,806	(4,286)
End of period	(2,037)	(540)
Treasury Stock
Beginning of period	(324,412)	(289,225)
Purchases of treasury stock and buyback of shares for taxes	(8,988)	(10,142)
End of period	(333,400)	(299,367)
Retained Earnings
Beginning of period	271,732	219,641
Cumulative effect of accounting changes (See Note 3)	2,139	—
Net income	27,136	13,593
End of period	301,007	233,234
Total Shareholders’ Equity	$343,550	$398,534

	Three Months Ended March 31,
Common Stock, shares	2022	2021
Beginning of period	33,881	32,074
Sales of stock through the Employee Stock Purchase Plan	2	2
Stock compensation related to restricted stock vesting and retirement savings plan contributions	219	254
Purchases of treasury stock and buyback of shares for taxes	(84)	(179)
End of period	34,018	32,151

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$27,136	$13,593
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,873	1,460
Amortization	5,979	7,052
Deferred income taxes	4,087	455
Non-cash stock compensation and retirement savings plan contributions	5,706	5,113
Amortization of debt discount and issuance costs	608	2,528
Adjustment to fair value of contingent consideration for purchase of businesses	(979)	514

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,433)	(5,653)
Other assets	(1,542)	(3,065)
Accounts payable	(4,295)	(7,844)
Other liabilities	(18,966)	(12,992)
Net cash provided by operating activities	11,174	1,161

Investing Activities
Purchase of property and equipment	(2,472)	(1,480)
Capitalization of internally developed software costs	(175)	(348)
Purchase of businesses, net of cash acquired	(67)	—
Net cash used in investing activities	(2,714)	(1,828)

Financing Activities
Proceeds from the sale of stock through the Employee Stock Purchase Plan	282	105
Purchases of treasury stock	—	(4,908)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(8,988)	(5,234)
Net cash used in financing activities	(8,706)	(10,037)
Effect of exchange rate on cash and cash equivalents	11	(442)
Change in cash and cash equivalents	(235)	(11,146)
Cash and cash equivalents at beginning of period	24,410	83,204
Cash and cash equivalents at end of period	$24,175	$72,058

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures:
Cash paid for income taxes	$2,363	$1,218
Cash paid for interest	$226	$1,445

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Through March 31, 2022, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, the Company’s operating results for the three months ended March 31, 2022 are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its continuing effects on domestic and global economies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes, other than the changes described in Note 3, Recent Accounting Pronouncements.

3. Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $2.1 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Company's convertible senior notes (the “Notes”) described in Note 11, Long-Term Debt. The Company also recorded an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company's interest expense recognized has been reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the consolidated statement of cash flows. Upon adoption, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. For the three months ended March 31, 2022, shares used in computing diluted net income per share increased by 2.2 million shares due to the change from the treasury stock method to the if-converted method.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Subtopic 805), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. The Company plans to adopt this ASU on January 1, 2023. The Company is currently evaluating the related impact of the new guidance on its financial statements.

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

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2022 and December 31, 2021 was $7.8 million and $8.2 million, respectively. During the three months ended March 31, 2022, $7.5 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2022 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended March 31,
	2022			2021
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$171,629	$—	$171,629	$128,591	$—	$128,591
Fixed fee percent complete contracts	14,369	—	14,369	11,580	—	11,580
Fixed fee contracts	31,207	—	31,207	22,477	—	22,477
Reimbursable expenses	1,959	—	1,959	2,254	—	2,254
Total professional services fees	219,164	—	219,164	164,902	—	164,902
Other services revenue*	1,946	324	2,270	3,117	711	3,828
Total services	221,110	324	221,434	168,019	711	168,730
Software and hardware	—	677	677	—	611	611
Total revenues	$221,110	$1,001	$222,111	$168,019	$1,322	$169,341

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$211,623	$165,808
Other countries	10,488	3,533
Total revenues	$222,111	$169,341

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2022, there were 1.1 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2022 was $5.9 million, which included $1.1 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.1 million for the three months ended March 31, 2022. Stock-based compensation cost recognized for the three months ended March 31, 2021 was $5.3 million, which included $0.9 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.6 million for the three months ended March 31, 2021. As of March 31, 2022, there was $38.1 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the three months ended March 31, 2022 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2021	642	$55.34
Awards granted	151	98.67
Awards vested	(206)	41.53
Awards forfeited	(7)	61.19
Restricted stock awards outstanding at March 31, 2022	580	$71.47

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended March 31,
	2022	2021
Net income, basic	$27,136	$13,593
Add back interest expense on convertible notes, net of tax (1)	627	—
Net income, diluted	$27,763	$13,593

Basic:
Weighted-average shares of common stock outstanding	33,843	31,864
Shares used in computing basic net income per share	33,843	31,864
Effect of dilutive securities:
Restricted stock subject to vesting	372	448
Shares issuable for acquisition consideration (2)	102	246
Shares issuable for conversion of convertible senior notes (1)	2,431	433
Shares issuable for exercise of warrants	91	24
Shares used in computing diluted net income per share	36,839	33,015

Basic net income per share	$0.80	$0.43
Diluted net income per share	$0.75	$0.41

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
(2)For the three months ended March 31, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos (as defined in Note 9 - Business Combinations); and (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”), as part of the consideration. For the three months ended March 31, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with MedTouch LLC (“Medtouch”); (iii) the Asset Purchase Agreement with Brainjocks; and (iv) the Stock Purchase Agreement with PSL, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock subject to vesting	80	—
Warrants related to the issuance of convertible senior notes	1,980	4,451
Total anti-dilutive securities	2,060	4,451

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $261.3 million (16.1 million shares) of outstanding common stock through March 31, 2022.

7. Balance Sheet Components

	March 31, 2022 (unaudited)	December 31, 2021
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$102,520	$120,892
Unbilled revenues, net	83,848	56,710
Total	$186,368	$177,602

Other current assets:
Miscellaneous receivables	$1,397	$1,576
Contractual commitment asset	1,518	1,736
Federal/state income tax receivable	3,271	2,504
Other current assets	2,408	1,480
Total	$8,594	$7,296

Property and equipment:
Computer hardware (useful life of 3 years)	$23,488	$21,382
Software (useful life of 1 to 7 years)	6,021	6,018
Furniture and fixtures (useful life of 5 years)	4,612	4,599
Leasehold improvements (useful life of 5 years)	7,951	7,850
Less: Accumulated depreciation	(26,785)	(25,102)
Total	$15,287	$14,747

Other non-current assets:
Non-current unbilled revenue	$3,206	$3,210
Company owned life insurance (“COLI”) asset	10,391	10,807
Long term deposits	1,625	1,653
Credit facility deferred finance fees, net	584	619
Other non-current assets	6,095	5,629
Deferred income taxes	13,991	1,340
Total	$35,892	$23,258

Other current liabilities:	March 31, 2022 (unaudited)	December 31, 2021
Estimated fair value of contingent consideration liability (Note 9)	$20,666	$21,644
Accrued variable compensation	10,972	31,244
Current operating lease liabilities	11,507	11,543
Payroll related costs	9,765	9,523
Deferred revenues	7,847	8,167
Other current liabilities	5,487	5,648
Accrued medical claims expense	2,964	2,605
Professional fees	1,794	1,727
Accrued IT expenses	1,514	1,776
Total	$72,516	$93,877

Other non-current liabilities:
Deferred income taxes	$14,317	$13,075
Reserve for uncertain tax positions	19,747	19,127
Deferred compensation liability	9,808	9,458
Other non-current liabilities	3,374	3,462
Non-current software accrual	2,734	2,710
Total	$49,980	$47,832

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

Activity in the allowance for credit losses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Opening balance at January 1	$2,944	$1,065
Charges to expense, net of recoveries	314	(10)
Other (1)	(67)	(65)
Balance at March 31	$3,191	$990

(1) Other is primarily related to uncollected balances written off, business acquisitions, and currency translation adjustments.

9. Business Combinations

2021 Acquisitions

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthens the Company’s global delivery capabilities, enhancing its nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $27.7 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $7.8 million.

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

The acquisition date fair value of the consideration transferred for the 2021 acquisitions consisted of the following (in millions):

	Talos		Overactive
Cash	$14.9		$93.9
Company common stock issued at closing	3.8		2.5
Contingent consideration (1)	9.0	(2)	12.6	(3)
Net working capital adjustment due to the seller(s)	—		1.1
Total allocable purchase price consideration	$27.7		$110.1

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the applicable closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Talos acquisition is $10.6 million. As of March 31, 2022, the fair value of the contingent consideration was $8.0 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $1.1 million during the three months ended March 31, 2022.
(3)The maximum cash payout that may be realized by the sellers in the Overactive acquisition is $14.4 million. As of March 31, 2022, the fair value of the contingent consideration was $12.7 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Talos	Overactive
Acquired tangible assets	$2.3	$13.9
Identified intangible assets	8.1	35.0
Liabilities assumed	(1.4)	(18.5)
Goodwill	18.7	79.7
Total purchase price	$27.7	$110.1

The following table presents details of the intangible assets acquired during the year ended December 31, 2021 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate acquisitions
Customer relationships	9 years	6 - 10 years	$39.0
Customer backlog	1 year	1 year	3.0
Non-compete agreements	5 years	5 years	0.4
Trade name	1 year	1 year	0.7
Total acquired intangible assets			$43.1

The above purchase price accounting estimates for Talos and Overactive are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Overactive for the three months ended March 31, 2021, after giving effect to certain pro-forma adjustments and assuming Overactive was acquired as of the beginning of 2020. These unaudited pro-forma results include adjustments for Overactive from January 1, 2020 through March 31, 2021. Pro-forma results of operations have not been presented for Talos because the effect of this acquisition on the Company's consolidated financial statements was not material individually or in the aggregate.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition of Overactive actually occurred on January 1, 2020 or of future results of operations of the consolidated entities (in thousands except per share data):

Three Months Ended March 31,
2021
Revenues	$177,787
Net income	$12,622
Basic net income per share	$0.40
Diluted net income per share	$0.38
Shares used in computing basic net income per share	31,889
Shares used in computing diluted net income per share	33,040

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three months ended March 31, 2022.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three months ended March 31, 2022.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

Balance at December 31, 2021	$515,229
Measurement period adjustments for acquisitions	(120)
Effect of foreign currency translation adjustments	3,841
Balance at March 31, 2022	$518,950

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$126,791	$(56,175)	$70,616	$125,433	$(51,253)	$74,180
Non-compete agreements	1,456	(812)	644	1,444	(736)	708
Customer backlog	3,053	(1,514)	1,539	3,025	(741)	2,284
Trade name	687	(327)	360	683	(155)	528
Developed software	7,101	(3,733)	3,368	6,982	(3,405)	3,577
Total	$139,088	$(62,561)	$76,527	$137,567	$(56,290)	$81,277

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows: (in thousands):

2022 remaining	$17,010
2023	$14,274
2024	$12,173
2025	$8,928
2026	$6,556
Thereafter	$17,586

11. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of March 31, 2022, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the the twelve months ended December 31, 2021. The Company did not incur any additional deferred finance fees during the three months ended March 31, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.50% on March 31, 2022) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.45% on March 31, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2022, the Company had $199.8 million of unused borrowing capacity.

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

At March 31, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

The Company adopted ASU 2020-06 on January 1, 2022 under the modified retrospective method applied to Notes outstanding as of January 1, 2022 and has not changed previously disclosed amounts or provided additional disclosures for comparative periods. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model.

Convertible Senior Notes due 2026

On November 9, 2021, the Company issued $380.0 million aggregate principal amount of the 0.125% Convertible Senior Notes Due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $10.7 million, were $369.3 million. The Company used (i) $311.5 million of the net proceeds and 1,640,152 shares of the Company’s common stock to partially repurchase the 2025 Notes (as defined and described below), and (ii) $42.7 million of the net proceeds to fund the cost of entering into the 2026 Notes Hedges (as defined and described below), after such cost was partially offset by the proceeds that the Company received from entering into the 2026 Notes Warrants (as defined and described below). The remaining proceeds of $15.1 million were used for working capital or other general corporate purposes.

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

In accordance with accounting for debt with conversions and other options prior to the adoption of ASU 2020-06, the Company initially bifurcated the principal amount of the 2026 Notes into liability and equity components. The initial liability component of the 2026 Notes was valued at $313.8 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 4.0%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity but without the conversion option. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $66.2 million, partially offset by the associated deferred tax effect of

$16.9 million. Prior to the adoption of ASU 2020-06, the resulting debt discount of $66.2 million was amortized to interest expense using the effective interest method with an effective interest rate of 4.0% over the period from the issuance date through the contractual maturity date of November 15, 2026.

Issuance costs totaling $10.7 million were initially allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $8.8 million attributable to the liability component were recorded as a direct deduction from the carrying value of the 2026 Notes and were amortized to interest expense using the effective interest method over the term of the 2026 Notes. Issuance costs of $1.9 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.5 million.

The Company adopted ASU 2020-06 on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $1.2 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the 2026 Notes. The Company also recorded an increase to long-term debt, net of $62.6 million, a net change in the deferred tax balance of $15.9 million, and a decrease to additional paid-in capital of $47.9 million due to no longer separating the embedded conversion feature of the 2026 Notes.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $7.3 million, were $222.7 million. The Company used (i) $172.0 million of the net proceeds to partially repurchase the 2023 Notes (as defined and described below), and (ii) $26.7 million of the net proceeds to fund the cost of entering into the 2025 Notes Hedges (as defined and described below), after such cost was partially offset by the proceeds that the Company received from entering into the 2025 Notes Warrants (as defined and described below). The remaining proceeds of $24.0 million were used for working capital or other general corporate purposes.

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

In accordance with accounting for debt with conversions and other options prior to the adoption of ASU 2020-06, the Company initially bifurcated the principal amount of the 2025 Notes into liability and equity components. The initial liability component of the 2025 Notes was valued at $181.1 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance of 6.3%. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity of $48.9 million, partially offset by the associated deferred tax effect of $12.6 million. Prior to the adoption of ASU 2020-06, the resulting debt discount of $48.9 million was amortized to interest expense using the effective interest method with an effective interest rate of 6.3% over the period from the issuance date through the contractual maturity date of August 1, 2025.

Issuance costs totaling $7.3 million were initially allocated pro rata based on the relative fair values of the liability and equity components. Issuance costs of $5.7 million attributable to the liability component were recorded as a direct deduction from the carrying value of the 2025 Notes and were amortized to interest expense using the effective interest method over the term of the 2025 Notes. Issuance costs of $1.6 million attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect of $0.4 million.

In November and December 2021, the Company repurchased a portion of the outstanding 2025 Notes through individual, privately negotiated transactions (the “2025 Notes Partial Repurchase”), leaving 2025 Notes with aggregate principal amount of $23.3 million outstanding as of December 31, 2021. The Company used $311.5 million of the net proceeds from the 2026 Notes issuance in November 2021, 1,640,152 shares of the Company’s common stock, and $44.0 million of additional cash in December 2021 to complete the 2025 Notes Partial Repurchase, of which a total of $197.4 million and $400.5 million were allocated to the liability and equity components of the 2025 Notes, respectively, and $0.7 million was related to the payment of interest. The amount allocated to equity was partially offset by the associated deferred tax effect of $2.0 million. The consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of approximately 3.5%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment of $21.9 million, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $3.8 million. A $6.8 million inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms was included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations during the year ended December 31, 2021.

Upon adoption of ASU 2020-06 under the modified retrospective method of transition, the Company recorded a $0.9 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the 2025 Notes. The Company also recorded an increase to long-term debt, net of $3.6 million, a net change in the deferred tax balance of $0.9 million, and a decrease to additional paid-in capital of $3.6 million due to no longer separating the embedded conversion feature of the 2025 Notes.

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

In August 2021, the Company repurchased the remainder of the outstanding 2023 Notes through individual, privately negotiated transactions (the “Final 2023 Notes Repurchase”). The Company used $13.9 million of cash to complete the Final 2023 Notes Repurchase, of which $4.9 million and $9.0 million were allocated to the liability and equity components of the 2023 Notes, respectively. The amount allocated to equity was partially offset by the associated deferred tax effect of $0.4 million. The Final 2023 Notes Repurchase resulted in a $0.3 million loss on extinguishment during the twelve months ended December 31, 2021, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $0.1 million.

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

During the three months ended March 31, 2022, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2022 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending June 30, 2022. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2025 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2022 (unaudited). As of the date of this filing, none of the holders of the 2025 Notes have submitted requests for conversion. As of March 31, 2022, none of the conditions permitting holders to convert their 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2026 Notes. Based on the closing price of the Company's common stock of $110.09 per share on March 31, 2022, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The liability component of the 2025 Notes and 2026 Notes consisted of the following (in thousands):

	March 31, 2022 (unaudited)
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,293
Less: Unamortized debt issuance costs	(9,893)	(493)
Net carrying amount	$370,107	$22,800

	December 31, 2021
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,293
Less: Unamortized debt discount (1)	(64,413)	(3,724)
Unamortized debt issuance costs	(8,613)	(417)
Net carrying amount	$306,974	$19,152

(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Interest expense for the three months ended March 31, 2022 and 2021 related to the 2026 Notes and 2025 Notes consisted of the following (in thousands):

2026 Notes

	Three Months Ended March 31,
	2022	2021
Coupon interest	$119	$—
Amortization of debt discount (1)	—	—
Amortization of debt issuance costs	535	—
Total interest expense recognized	$654	$—

2025 Notes

	Three Months Ended March 31,
	2022	2021
Coupon interest	$73	$719
Amortization of debt discount (1)	—	2,179
Amortization of debt issuance costs	37	287
Total interest expense recognized	$110	$3,185

(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes, 2025 Notes, and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges”, the “2025 Notes Hedges”, and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. Upon initial purchase, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. Upon initial purchase, the 2025 Notes Hedges and 2026 Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $48.9 million and $66.1 million, respectively, partially offset by the deferred tax effect of $12.6 million and $16.8 million, respectively. In August and November 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company terminated the remainder of the 2023 Notes Hedges corresponding to approximately 0.1 million shares for cash proceeds of $6.1 million. In November and December 2021, in connection with the 2025 Notes Partial Repurchase, the Company partially repurchased 2025 Notes Hedges corresponding to approximately 4.0 million shares for cash proceeds of $375.2 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders’ equity.

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

12. Income Taxes

The Company's effective tax rate was 17.9% and 19.0% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 were lower than the U.S. statutory rate of 21.0% primarily due to tax benefits for share based compensation deductions.

The Company’s 2016-2019 U.S. income tax returns are currently under examination by the Internal Revenue Service (the “IRS”). The IRS has sought to disallow research credits of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has filed suit to resolve this dispute. The Company is awaiting a court date to be set by the U.S. Tax Court for the 2011 through 2013 returns. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken on the Company’s income tax returns for 2011 through March 31, 2022 is $28.2 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.9 million during the three months ended March 31, 2022 and immaterial during the three months ended March 31, 2021. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	March 31, 2022 (unaudited)	December 31, 2021
Derivatives not designated as hedges
Foreign exchange contracts	$25,366	$24,223
Total derivatives not designated as hedges	$25,366	$24,223

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2022 and December 31, 2021, $10.1 million and $12.1 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $10.4 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of March 31, 2022 and December 31, 2021 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2022 and December 31, 2021.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of March 31, 2022 and December 31, 2021 was $342.0 million and $363.6 million, respectively. The approximate fair value of the 2025 Notes as of March 31, 2022 and December 31, 2021 was $51.7 million and $59.6 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to seven years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three months ended March 31, 2022 and 2021 was $3.2 million and $3.3 million, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Other current liabilities	$11,507	$11,543
Operating lease liabilities	21,627	23,898
Total	$33,134	$35,441

Future minimum lease payments as of March 31, 2022 were as follows (in thousands):

March 31, 2022
2022 remaining	$7,755
2023	8,864
2024	6,767
2025	5,240
2026	2,785
Thereafter	4,111
Total future lease payments	35,522
Less implied interest	(2,388)
Total	$33,134

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

COVID-19 Pandemic

Through March 31, 2022, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for each of the three months ended March 31, 2022, and 7% for the three months ended March 31, 2021. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing offshore and nearshore capabilities to support our future growth and provide our clients flexible options for project delivery. Our ability to continue to implement our growth plan and evaluate potential acquisitions may be negatively affected by the impact of the COVID-19 pandemic.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues. Total revenues increased 31.2% to $222.1 million for the three months ended March 31, 2022 from $169.3 million for the three months ended March 31, 2021.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Three Months Ended March 31,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase Attributable to Revenue Delivered by Base Business Resources
	2022	2021
Services revenues	$221,434	$168,730	$52,704	$15,813	$36,891
Software and hardware revenues	677	611	66	3	63
Total revenues	$222,111	$169,341	$52,770	$15,816	$36,954

Services revenues increased 31.2% to $221.4 million for the three months ended March 31, 2022 from $168.7 million for the three months ended March 31, 2021. Services revenues delivered by base business resources increased by $36.9 million, primarily driven by increased demand for our services. Services revenues delivered by resources of acquired companies increased $15.8 million, resulting in a total net increase of $52.7 million.

Software and hardware revenues increased 10.8% to $0.7 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 30.6% to $138.5 million for the three months ended March 31, 2022 from $106.1 million for the three months ended March 31, 2021 primarily due to higher headcount. Services costs as a percentage of services revenues decreased to 62.6% for the three months ended March 31, 2022 from 62.9% for the three months ended March 31, 2021, primarily due to a continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $42.3 million for the three months ended March 31, 2022 from $34.0 million for the three months ended March 31, 2021. SG&A expenses as a percentage of revenues decreased to 19.0% for the three months ended March 31, 2022 from 20.1% for the three months ended March 31, 2021, primarily due to a 31.2% increase in revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Depreciation. Depreciation expense increased 28.3% to $1.9 million for the three months ended March 31, 2022 from $1.5 million for the three months ended March 31, 2021. Depreciation expense as a percentage of revenues decreased to 0.8% for the three months ended March 31, 2022 from 0.9% for the three months ended March 31, 2021.

Amortization. Amortization expense decreased 15.2% to $6.0 million for the three months ended March 31, 2022 from $7.1 million for the three months ended March 31, 2021. Amortization expense as a percentage of revenues was 2.7% for the three months ended March 31, 2022 and 4.2% for the three months ended March 31, 2021. The decrease in amortization expense was primarily due to certain intangibles from our acquisitions becoming fully amortized.

Acquisition Costs. Acquisition-related costs were $0.3 million for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.0 million was recorded during the three months ended March 31, 2022 which represents the net fair market adjustment to the Talos revenue and earnings-based contingent consideration liabilities, as well as accretion for Talos and Overactive. An adjustment of $0.5 million was recorded during the three months ended March 31, 2021 which represents the fair market adjustment to the Brainjocks and MedTouch revenue and earnings-based consideration liability based on performance being higher than original estimates, in addition to accretion.

Net Interest Expense. Net interest expense decreased to $0.9 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. The decrease in net interest expense was primarily due to the adoption of ASU 2020-06. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Provision for Income Taxes. Our effective tax rate was 17.9% for the three months ended March 31, 2022 compared to 19.0% for the three months ended March 31, 2021. The decrease in the effective tax rate was primarily due to the increase in tax benefits recognized related to share-based compensation deductions during the three months ended March 31, 2022 compared to the prior year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents (1)	$24.2	$24.4
Working capital (including cash and cash equivalents) (2)	$130.4	$94.8
Amounts available under credit facility	$199.8	$199.8

(1) The balance at March 31, 2022 includes $6.2 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $3.9 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2021 includes $6.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $5.2 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $11.2 million compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the primary components of operating cash flows were net income of $27.1 million, non-cash charges of $17.3 million and net operating asset investments of $33.2 million. For the three months ended March 31, 2021, the primary components of operating cash flows were net income of $13.6 million, non-cash charges of $17.1 million and net operating asset investments of $29.6 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, we used $2.6 million to purchase property and equipment and to develop software and $0.1 million for a net working capital settlement related to an acquisition. During the three months ended March 31, 2021, we used $1.8 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

During the three months ended March 31, 2022, we used $9.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.3 million. During the three months ended March 31, 2021, we used $4.9 million to repurchase shares of our common stock through the stock repurchase program and $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.1 million.

Availability of Funds from Bank Line of Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of March 31, 2022, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement for the twelve months ended December 31, 2021. The Company did not incur any additional deferred finance fees during the three months ended March 31, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (3.50% on March 31, 2022) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (0.45% on March 31, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2022, the Company had $199.8 million of unused borrowing capacity.

At March 31, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $261.3 million (16.1 million shares) of outstanding common stock through March 31, 2022.

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

Cash Requirements from Contractual Obligations

For the three months ended March 31, 2022, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of March 31, 2022 and December 31, 2021, there were no balances outstanding under the 2021 Credit Agreement. Any balances outstanding under the 2021 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of May 7, 2026. As of March 31, 2022, there were $392.9 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $326.1 million as of December 31, 2021. See Note 3, Recent Accounting Pronouncements, in the Notes to Interim Condensed Consolidated Financial Statements for further description of the ASU 2020-06 adoption. As of December 31, 2021, the 2023 Notes were fully repurchased. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2022 (unaudited) of $24.2 million, approximately $6.2 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the 2026 Notes issuances in the fourth quarter of 2021. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2022, $3.9 million of the total cash and cash equivalents was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the three months ended March 31, 2022, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the potential impact of COVID-19 on the Company.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes. Refer to Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion regarding the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) on January 1, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of March 31, 2022, we were exposed to changes in exchange rates between the U.S. dollar and ten other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2022, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2022, the fair value of the 2025 Notes and 2026 Notes was approximately $51.7 million and $342.0 million, respectively.

We had unrestricted cash and cash equivalents totaling $24.2 million at March 31, 2022 and $24.4 million at December 31, 2021. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remote work in response to the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022 and available at www.sec.gov.

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

From the program’s inception on August 11, 2008, the Company has repurchased approximately $261.3 million (16.1 million shares) of outstanding common stock through March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of January 1, 2022	16,112,294	$16.22	16,112,294	$53,667,473
January 1-31, 2022	—	$—	—	$53,667,473
February 1-28, 2022	—	$—	—	$53,667,473
March 1-31, 2022	—	$—	—	$53,667,473
Ending balance as of March 31, 2022	16,112,294	$16.22	16,112,294

(1)Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibits Index.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.5
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	April 28, 2022	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2022	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)