Form 10-Q
period 2022-09-30
PERFICIENT INC
filed 2022-10-27
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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

As of October 20, 2022, there were 34,628,444 shares of Common Stock outstanding.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,845	$24,410
Accounts receivable, net	192,903	177,602
Prepaid expenses	6,536	5,400
Other current assets	4,755	7,296
Total current assets	225,039	214,708
Property and equipment, net	18,529	14,747
Operating lease right-of-use assets	29,357	33,353
Goodwill	545,842	515,229
Intangible assets, net	82,384	81,277
Other non-current assets	47,586	23,258
Total assets	$948,737	$882,572

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,300	$26,074
Other current liabilities	84,715	93,877
Total current liabilities	104,015	119,951
Long-term debt, net	394,050	326,126
Operating lease liabilities	20,661	23,898
Other non-current liabilities	45,741	47,832
Total liabilities	$564,467	$517,807
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 52,838,033 shares issued and 33,947,773 shares outstanding as of September 30, 2022; 52,534,967 shares issued and 33,881,196 shares outstanding as of December 31, 2021)	53	53
Additional paid-in capital	393,101	423,235
Accumulated other comprehensive loss	(14,217)	(5,843)
Treasury stock, at cost (18,890,260 shares as of September 30, 2022; 18,653,771 shares as of December 31, 2021)	(346,471)	(324,412)
Retained earnings	351,804	271,732
Total stockholders’ equity	384,270	364,765
Total liabilities and stockholders’ equity	$948,737	$882,572

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$227,614	$192,820	$672,463	$546,297

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	136,416	118,260	411,696	337,502
Selling, general and administrative	44,273	39,316	127,384	110,719
Depreciation	2,355	1,607	6,233	4,682
Amortization	6,087	4,317	18,064	17,702
Acquisition costs	2,148	1,264	2,508	1,332
Adjustment to fair value of contingent consideration	3,115	42	(351)	46
Income from operations	33,220	28,014	106,929	74,314

Net interest expense	616	3,481	2,308	10,144
Loss on extinguishment of debt	—	250	—	250
Net other expense	20	103	406	234
Income before income taxes	32,584	24,180	104,215	63,686
Provision for income taxes	9,569	6,784	26,282	16,124

Net income	$23,015	$17,396	$77,933	$47,562

Basic net income per share	$0.68	$0.54	$2.30	$1.49
Diluted net income per share	$0.64	$0.48	$2.17	$1.39
Shares used in computing basic net income per share	33,861	31,987	33,873	31,925
Shares used in computing diluted net income per share	36,663	35,893	36,763	34,177

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$23,015	$17,396	$77,933	$47,562
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(5,356)	(1,401)	(8,374)	(6,960)
Comprehensive income	$17,659	$15,995	$69,559	$40,602

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock
Beginning of period	$53	$51	$53	$50
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	—	1
End of period	53	51	53	51
Additional Paid-in Capital
Beginning of period	383,987	470,218	423,235	459,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	257	152	832	363
Stock compensation related to restricted stock vesting and retirement savings plan contributions	5,715	5,006	17,399	15,147
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	3,142	4,162	3,142	4,162
Equity component of repurchase of convertible notes, net of tax	—	(8,963)	—	(8,963)
Proceeds from sale of hedges related to repurchase of convertible notes	—	6,053	—	6,053
Purchases of warrants related to repurchase of convertible notes	—	(5,042)	—	(5,042)
Cumulative effect of accounting changes (See Note 3)	—	—	(51,507)	—
End of period	393,101	471,586	393,101	471,586
Accumulated Other Comprehensive Loss
Beginning of period	(8,861)	(1,813)	(5,843)	3,746
Foreign currency translation adjustment	(5,356)	(1,401)	(8,374)	(6,960)
End of period	(14,217)	(3,214)	(14,217)	(3,214)
Treasury Stock
Beginning of period	(337,237)	(306,270)	(324,412)	(289,225)
Purchases of treasury stock and buyback of shares for taxes	(9,234)	(6,104)	(22,059)	(23,149)
End of period	(346,471)	(312,374)	(346,471)	(312,374)
Retained Earnings
Beginning of period	328,789	249,807	271,732	219,641
Cumulative effect of accounting changes (See Note 3)	—	—	2,139	—
Net income	23,015	17,396	77,933	47,562
End of period	351,804	267,203	351,804	267,203
Total Stockholders’ Equity	$384,270	$423,252	$384,270	$423,252

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Common Stock, shares	2022	2021	2022	2021
Beginning of period	33,993	32,071	33,881	32,074
Sales of stock through the Employee Stock Purchase Plan	3	2	8	6
Stock compensation related to restricted stock vesting and retirement savings plan contributions	14	11	246	283
Purchases of treasury stock and buyback of shares for taxes	(111)	(62)	(236)	(341)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	49	43	49	43
End of period	33,948	32,065	33,948	32,065

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$77,933	$47,562
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	6,233	4,682
Amortization	18,064	17,702
Loss on extinguishment of debt	—	250
Deferred income taxes	(7,353)	(1,258)
Non-cash stock compensation and retirement savings plan contributions	17,733	16,008
Amortization of debt discount and issuance costs	1,822	7,684
Adjustment to fair value of contingent consideration for purchase of businesses	(351)	46

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(12,642)	(30,155)
Other assets	(2,153)	(924)
Accounts payable	(7,288)	(4,830)
Other liabilities	(20,557)	(18,632)
Net cash provided by operating activities	71,441	38,135

Investing Activities
Purchase of property and equipment	(7,019)	(5,892)
Capitalization of internally developed software costs	(678)	(762)
Purchase of businesses, net of cash acquired	(44,716)	(14,872)
Net cash used in investing activities	(52,413)	(21,526)

Financing Activities
Payments for repurchase of convertible notes	—	(13,907)
Proceeds from sale of hedges related to repurchase of convertible notes	—	6,053
Repurchase of warrants related to repurchase of convertible notes	—	(5,042)
Payment for credit facility financing fees	—	(633)
Proceeds from line of credit	10,000	—
Payments on line of credit	(10,000)	—
Payment of contingent consideration for purchase of business	—	(6,470)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	832	363
Purchases of treasury stock	(13,052)	(17,906)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(9,007)	(5,243)
Net cash used in financing activities	(21,227)	(42,785)
Effect of exchange rate on cash and cash equivalents	(1,366)	(623)
Change in cash and cash equivalents	(3,565)	(26,799)
Cash and cash equivalents at beginning of period	24,410	83,204
Cash and cash equivalents at end of period	$20,845	$56,405

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures:
Cash paid for income taxes	$25,912	$14,713
Cash paid for interest	$697	$3,137

Non-Cash Investing Activity:
Stock issued for purchase of businesses	$2,556	$3,803
Liability incurred for purchase of property and equipment	$3,765	$—

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Through September 30, 2022, the Company had not experienced a material impact to its business, operations or financial results as a result of the novel coronavirus (COVID-19) pandemic. However, the Company’s operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of future results, particularly in light of the COVID-19 pandemic and its continuing effects on domestic and global economies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3. Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $2.1 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Company's convertible senior notes (the “Notes”) described in Note 11, Long-Term Debt. The Company also recorded an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company's interest expense recognized has been reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the consolidated statement of cash flows. Upon adoption, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. For the three and nine months ended September 30, 2022, shares used in computing diluted net income per share increased by 2.3 million and 2.2 million shares, respectively, due to the change from the treasury stock method to the if-converted method.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Subtopic 805), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. The Company adopted this ASU on July 1, 2022 and determined the impact of the new guidance on its financial statements was immaterial.

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

Deferred Revenue

The Company’s deferred revenue balance as of September 30, 2022 and December 31, 2021 was $4.5 million and $8.2 million, respectively. Substantially all of the December 31, 2021 deferred revenue balance was recognized in revenue during the nine months ended September 30, 2022.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of September 30, 2022 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Three Months Ended September 30,
	2022			2021
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$176,296	$—	$176,296	$146,675	$—	$146,675
Fixed fee percent complete contracts	11,248	—	11,248	11,572	—	11,572
Fixed fee contracts	35,033	—	35,033	28,678	—	28,678
Reimbursable expenses	2,110	—	2,110	2,316	—	2,316
Total professional services fees	224,687	—	224,687	189,241	—	189,241
Other services revenue*	1,921	436	2,357	2,694	484	3,178
Total services	226,608	436	227,044	191,935	484	192,419
Software and hardware	—	570	570	—	401	401
Total revenues	$226,608	$1,006	$227,614	$191,935	$885	$192,820

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

	Nine Months Ended September 30,
	2022			2021
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$518,480	$—	$518,480	$414,540	$—	$414,540
Fixed fee percent complete contracts	39,157	—	39,157	35,252	—	35,252
Fixed fee contracts	99,335	—	99,335	77,726	—	77,726
Reimbursable expenses	6,497	—	6,497	7,132	—	7,132
Total professional services fees	663,469	—	663,469	534,650	—	534,650
Other services revenue*	5,833	1,439	7,272	8,691	1,583	10,274
Total services	669,302	1,439	670,741	543,341	1,583	544,924
Software and hardware	—	1,722	1,722	—	1,373	1,373
Total revenues	$669,302	$3,161	$672,463	$543,341	$2,956	$546,297

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$216,362	$189,334	$640,287	$535,491
Other countries	11,252	3,486	32,176	10,806
Total revenues	$227,614	$192,820	$672,463	$546,297

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

Stock Award Plans

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of September 30, 2022, there were 1.1 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and nine months ended September 30, 2022 was $6.1 million and $18.1 million, respectively, which included $1.1 million and $3.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.8 million and $4.6 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2021 was $6.3 million and $17.1 million, respectively, which included $1.1 million and $3.0 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.6 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $27.2 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the nine months ended September 30, 2022 was as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2021	642	$55.34
Awards granted	152	98.62
Awards vested	(209)	42.11
Awards forfeited	(30)	64.79
Restricted stock awards outstanding at September 30, 2022	555	$71.65

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income, basic	$23,015	$17,396	$77,933	$47,562
Add back interest expense on convertible notes, net of tax (1)	539	—	1,712	—
Net income, diluted	$23,554	$17,396	$79,645	$47,562

Basic:
Weighted-average shares of common stock outstanding	33,861	31,987	33,873	31,925
Shares used in computing basic net income per share	33,861	31,987	33,873	31,925
Effect of dilutive securities:
Restricted stock subject to vesting	255	613	298	536
Shares issuable for acquisition consideration (2)	13	66	66	166
Shares issuable for conversion of convertible senior notes (1)	2,431	2,252	2,431	1,515
Shares issuable for exercise of warrants	103	975	95	35
Shares used in computing diluted net income per share	36,663	35,893	36,763	34,177

Basic net income per share	$0.68	$0.54	$2.30	$1.49
Diluted net income per share	$0.64	$0.48	$2.17	$1.39

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
(2)For the three and nine months ended September 30, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos (as defined in Note 9 - Business Combinations); (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); and (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc. (“Inflection Point”), as part of the consideration. For the three and nine months ended September 30, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with MedTouch LLC (“Medtouch”); (iii) the Asset Purchase Agreement with Brainjocks; (iv) the Stock Purchase Agreement with PSL; and (v) the Purchase Agreement with Talos, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock subject to vesting	76	—	78	—
Warrants related to the issuance of convertible senior notes	1,980	—	1,980	4,451
Total anti-dilutive securities	2,056	—	2,058	4,451

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. Subsequent to September 30, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $274.4 million (16.3 million shares) of outstanding common stock through September 30, 2022.

7. Balance Sheet Components

	September 30, 2022 (unaudited)	December 31, 2021
Accounts receivable:	(in thousands)
Billed accounts receivable, net	$111,899	$120,892
Unbilled revenues, net	81,004	56,710
Total	$192,903	$177,602

Other current assets:
Miscellaneous receivables	$1,444	$1,576
Contractual commitment asset	989	1,736
Federal/state income tax receivable	—	2,504
Other current assets	2,322	1,480
Total	$4,755	$7,296

Property and equipment:
Computer hardware (useful life of 3 years)	$24,757	$21,382
Software (useful life of 1 to 7 years)	11,788	6,018
Furniture and fixtures (useful life of 5 years)	4,458	4,599
Leasehold improvements (useful life of 5 years)	7,808	7,850
Less: Accumulated depreciation	(30,282)	(25,102)
Total	$18,529	$14,747

Other non-current assets:
Non-current unbilled revenue	$1,714	$3,210
Company owned life insurance (“COLI”) asset	9,202	10,807
Long term deposits	1,720	1,653
Credit facility deferred finance fees, net	512	619
Other non-current assets	15,735	5,629
Deferred income taxes	18,703	1,340
Total	$47,586	$23,258

Other current liabilities:	September 30, 2022 (unaudited)	December 31, 2021
Estimated fair value of contingent consideration liability (Note 9)	$27,848	$21,644
Accrued variable compensation	14,044	31,244
Current operating lease liabilities	10,574	11,543
Payroll related costs	9,901	9,523
Deferred revenues	4,512	8,167
Other current liabilities	8,430	5,648
Accrued medical claims expense	3,055	2,605
Professional fees	2,212	1,727
Accrued IT expenses	4,139	1,776
Total	$84,715	$93,877

Other non-current liabilities:
Deferred income taxes	$8,051	$13,075
Reserve for uncertain tax positions	20,951	19,127
Deferred compensation liability	8,363	9,458
Other non-current liabilities	6,155	3,462
Non-current software accrual	2,221	2,710
Total	$45,741	$47,832

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

Activity in the allowance for credit losses is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Opening balance at January 1	$2,944	$1,065
Charges to expense, net of recoveries	3,205	1,382
Other (1)	(449)	(66)
Balance at September 30	$5,700	$2,381

(1) Other is primarily related to uncollected balances written off, business acquisitions, and currency translation adjustments.

9. Business Combinations

2022 Acquisition

On September 7, 2022, the Company acquired all of the outstanding capital stock of Inflection Point. Inflection Point is a software consulting and product development firm with nearshore operations based in Monterrey, Mexico, and headquarters in Columbia, Maryland. The acquisition of Inflection Point strengthened the Company’s nearshore delivery capacity, enhanced our digital capabilities, and further expanded our operations across Latin America. Inflection Point added more than 200 professionals and strategic client relationships with customers across several industries. The Company’s total allocable purchase price consideration was $52.6 million, net of cash acquired. The Company incurred approximately $1.6 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration transferred for the 2022 acquisition consisted of the following (in millions):

	Inflection Point
Cash, net of cash acquired	$44.6
Company common stock issued at closing	2.6
Contingent consideration (1)	6.6	(2)
Net working capital adjustment due to the seller(s)	(1.2)
Total allocable purchase price consideration	$52.6

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Inflection Point acquisition is $13.0 million. As of September 30, 2022, the fair value of the contingent consideration was $6.6 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

Inflection Point
Acquired tangible assets	$3.5
Identified intangible assets	20.1
Liabilities assumed	(9.0)
Goodwill	38.0
Total allocable purchase price consideration	$52.6

The following table presents details of the intangible assets acquired during the nine months ended September 30, 2022 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Inflection Point
Customer relationships	10 years	10 years	$17.9
Customer backlog	1 year	1 year	1.8
Non-compete agreements	5 years	5 years	0.2
Trade name	1 year	1 year	0.2
Total acquired intangible assets			$20.1

The above purchase price accounting estimates for Inflection Point are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

2021 Acquisitions

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthened the Company’s global delivery capabilities, enhanced our nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $27.8 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes, excluding contingent consideration, was $7.5 million.

On October 15, 2021, a wholly-owned subsidiary of the Company acquired Overactive pursuant to the terms of a Stock Purchase Agreement. Overactive is based in Montevideo, Uruguay with nearshore delivery centers in Colombia, Argentina, Uruguay, Chile and Puerto Rico. The acquisition of Overactive expanded the Company’s digital modernization solution services. Overactive added nearly 700 professionals and strategic client relationships with customers across several industries and expanded the Company’s operations in Latin America. The Company’s total allocable purchase price consideration was $110.3 million, net of cash acquired. The Company incurred approximately $2.5 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration transferred for the 2021 acquisitions consisted of the following (in millions):

	Talos		Overactive
Cash, net of cash acquired	$14.9		$93.9
Company common stock issued at closing	3.8		2.4
Contingent consideration (1)	9.0	(2)	12.6	(3)
Net working capital adjustment due to the seller(s)	0.1		1.4
Total allocable purchase price consideration	$27.8		$110.3

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the applicable closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Talos acquisition is $10.6 million. As of September 30, 2022, the fair value of the contingent consideration was $10.6 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations to increase the liability $2.1 million and $1.4 million during the three and nine months ended September 30, 2022, respectively.
(3)The maximum cash payout that may be realized by the sellers in the Overactive acquisition is $14.4 million. As of September 30, 2022, the fair value of the contingent consideration was $10.7 million. The Company recorded a pre-tax adjustment in "Adjustment to fair value of contingent consideration" on the Unaudited Condensed Consolidated Statements of Operations to increase the liability $0.9 million and to decrease the liability $2.1 million during the three and nine months ended September 30, 2022, respectively.

The Company has allocated of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Talos	Overactive
Acquired tangible assets	$2.3	$13.8
Identified intangible assets	8.1	35.0
Liabilities assumed	(1.8)	(18.9)
Goodwill	19.2	80.4
Total allocable purchase price consideration	$27.8	$110.3

The following table presents details of the intangible assets acquired during the year ended December 31, 2021 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate acquisitions
Customer relationships	9 years	6 - 10 years	$39.0
Customer backlog	1 year	1 year	3.0
Non-compete agreements	5 years	5 years	0.4
Trade name	1 year	1 year	0.7
Total acquired intangible assets			$43.1

As the Company completed its evaluation of the acquired assets and assumed liabilities of Talos and Overactive, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments for Talos and Overactive were not material.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Overactive for the nine months ended September 30, 2021, after giving effect to certain pro-forma adjustments and assuming Overactive was acquired as of the beginning of 2020. These unaudited pro-forma results include adjustments for Overactive from January 1, 2020 through September 30, 2021. Pro-forma results of operations have not been presented for Talos or Inflection Point because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

These unaudited pro-forma results are presented in compliance with the adoption of ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition of Overactive actually occurred on January 1, 2020 or of future results of operations of the consolidated entities (in thousands, except per share data):

Nine Months Ended September 30,
2021
Revenues	$577,602
Net income	$45,598
Basic net income per share	$1.43
Diluted net income per share	$1.33
Shares used in computing basic net income per share	31,949
Shares used in computing diluted net income per share	34,202

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three and nine months ended September 30, 2022.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three and nine months ended September 30, 2022.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

Balance at December 31, 2021	$515,229
Purchase price allocation for acquisitions	37,993
Measurement period adjustments for acquisitions	993
Effect of foreign currency translation adjustments	(8,373)
Balance at September 30, 2022	$545,842

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$140,723	$(63,732)	$76,991	$125,433	$(51,253)	$74,180
Non-compete agreements	1,580	(924)	656	1,444	(736)	708
Customer backlog	4,798	(3,042)	1,756	3,025	(741)	2,284
Trade name	859	(670)	189	683	(155)	528
Developed software	7,529	(4,737)	2,792	6,982	(3,405)	3,577
Total	$155,489	$(73,105)	$82,384	$137,567	$(56,290)	$81,277

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2022 remaining	$5,918
2023	$17,863
2024	$13,340
2025	$10,367
2026	$8,298
Thereafter	$26,598

11. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2022, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement during the nine months ended September 30, 2021. The Company did not incur any additional deferred finance fees during the three and nine months ended September 30, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (6.25% on September 30, 2022) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (3.14% on September 30, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2022, the Company had $199.8 million of unused borrowing capacity.

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

At September 30, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

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

In August 2021, the Company repurchased the remainder of the outstanding 2023 Notes through individual, privately negotiated transactions (the “Final 2023 Notes Repurchase”). The Company used $13.9 million of cash to complete the Final 2023 Notes Repurchase, of which $4.9 million and $9.0 million were allocated to the liability and equity components of the 2023 Notes, respectively. The amount allocated to equity was partially offset by the associated deferred tax effect of $0.4 million. The Final 2023 Notes Repurchase resulted in a $0.3 million loss on extinguishment during the three and nine months ended September 30, 2021, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $0.1 million.

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

During the three months ended September 30, 2022, when the 2025 Notes were convertible in accordance with their terms, one of the holders of the 2025 Notes submitted a request for conversion. The conversion is immaterial and will be settled in cash in December 2022. As of September 30, 2022, the conditions permitting holders to convert their 2025 Notes or 2026 Notes were not satisfied and no shares of the Company’s common stock were issued in connection with any conversions of the 2025 Notes or 2026 Notes, other than shares issued in conjunction with the 2025 Notes Partial Repurchase. Based on the closing price of the Company’s common stock of $65.02 per share on September 30, 2022, the conversion value of the 2025 Notes and 2026 Notes were less than the principal amount of the 2025 Notes and 2026 Notes outstanding on a per note basis, respectively.

The liability component of the 2025 Notes and 2026 Notes consisted of the following (in thousands):

	September 30, 2022 (unaudited)
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,293
Less: Unamortized debt issuance costs	(8,825)	(418)
Net carrying amount	$371,175	$22,875

	December 31, 2021
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,293
Less: Unamortized debt discount (1)	(64,413)	(3,724)
Unamortized debt issuance costs	(8,613)	(417)
Net carrying amount	$306,974	$19,152

(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Interest expense for the three and nine months ended September 30, 2022 and 2021 related to the 2026 Notes and 2025 Notes consisted of the following (in thousands):

2026 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest	$119	$—	$357	$—
Amortization of debt discount (1)	—	—	—	—
Amortization of debt issuance costs	535	—	1,605	—
Total interest expense recognized	$654	$—	$1,962	$—

2025 Notes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Coupon interest	$73	$718	$219	$2,156
Amortization of debt discount (1)	—	2,246	—	6,625
Amortization of debt issuance costs	37	291	111	866
Total interest expense recognized	$110	$3,255	$330	$9,647

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

12. Income Taxes

The Company's effective tax rate was 29.4% and 25.2% for the three and nine months ended September 30, 2022, respectively. The Company's effective tax rate was 28.1% and 25.3% for the three and nine months ended September 30, 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 were higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Section 162(m) compensation limitations and foreign operations, partially offset by tax benefits for share based compensation deductions and research credits.

The Company’s 2016-2019 U.S. income tax returns are currently under examination by the Internal Revenue Service (the “IRS”). The IRS has sought to disallow research credits of $5.7 million on the Company’s 2011-2015 U.S. income tax returns. The Company has exhausted all administrative appeals and formal mediation and has currently engaged in pre-trial motions to resolve this dispute. The Company believes the research credits taken are appropriate and intends to vigorously defend its position. An amount of adjustment, if any, and the timing of such adjustment are not reasonably possible to estimate at this time. The total amount of research credits taken or expected to be taken on the Company’s income tax returns for 2011 through September 30, 2022 is $30.6 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $1.0 million and a net loss of $0.9 million during the three and nine months ended September 30, 2022, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.3 million and a net loss of $1.0 million during the three and nine months ended September 30, 2021, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	September 30, 2022 (unaudited)	December 31, 2021
Derivatives not designated as hedges
Foreign exchange contracts	$25,930	$24,223
Total derivatives not designated as hedges	$25,930	$24,223

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of September 30, 2022 and December 31, 2021, $0.8 million and $12.1 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $9.2 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of September 30, 2022 and December 31, 2021 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of

Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of September 30, 2022 and December 31, 2021.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of September 30, 2022 and December 31, 2021 was $284.2 million and $363.6 million, respectively. The approximate fair value of the 2025 Notes as of September 30, 2022 and December 31, 2021 was $31.8 million and $59.6 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and nine months ended September 30, 2022 was $3.2 million and $9.6 million, respectively, and $3.1 million and $9.7 million for the three and nine months ended September 30, 2021, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Other current liabilities	$10,574	$11,543
Operating lease liabilities	20,661	23,898
Total	$31,235	$35,441

Future minimum lease payments as of September 30, 2022 were as follows (in thousands):

September 30, 2022
2022 remaining	$2,059
2023	9,036
2024	7,436
2025	5,675
2026	3,304
Thereafter	6,061
Total future lease payments	33,571
Less implied interest	(2,336)
Total	$31,235

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

17. Subsequent Event

On October 11, 2022, the Company entered into a Stock Purchase Agreement (the “Ameex Agreement”), by and among the Company, Ameex Technologies Corporation (“Ameex”), the shareholders of Ameex (the “Shareholders”), and certain other parties thereto. Pursuant to the Ameex Agreement, the Company acquired all of the outstanding capital stock of Ameex.

The total consideration paid at closing was approximately $32.3 million, comprised of (1) $27.1 million in cash and (2) $5.2 million in the Company’s common stock (based on the average closing price of the Company’s common stock on the Nasdaq Global Select Market for the 30 trading days immediately preceding the closing date per the terms of the Ameex Agreement). Of the total consideration, $4.8 million was placed in escrow as security for post-closing indemnification obligations of the Shareholders.

The purchase price is subject to a net working capital adjustment and contingent consideration of up to $5.7 million payable in cash and contingent on the satisfaction of certain post-closing financial performance objectives of Ameex during the 12-month period immediately following closing. The Ameex Agreement includes customary representations, warranties and covenants by the parties.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the Interim Unaudited Condensed Consolidated Financial Statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets.

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

COVID-19 Pandemic

Through September 30, 2022, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company, including emerging variants. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC for additional information regarding the potential impact of COVID-19 on the Company.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 5% and 6% of our services revenues for the three and nine months ended September 30, 2022, respectively, and 6% for the three and nine months ended September 30, 2021. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of the COVID-19 pandemic, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Cost of Revenues

Cost of revenues consists of cost of services, primarily related to cash and non-cash compensation and benefits (including bonuses and non-cash compensation related to equity awards), costs associated with subcontractors, reimbursable expenses and other project-related expenses. Cost of revenues does not include depreciation of assets used in the production of revenues which are primarily personal computers, servers, and other information technology related equipment. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, sales of third-party software and hardware are presented on a net basis, and as such, third-party software and hardware costs are not presented within cost of revenues.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenues. Total revenues increased 18.0% to $227.6 million for the three months ended September 30, 2022 from $192.8 million for the three months ended September 30, 2021.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Three Months Ended September 30,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase Attributable to Revenue Delivered by Base Business Resources
	2022	2021
Services revenues	$227,044	$192,419	$34,625	$16,471	$18,154
Software and hardware revenues	570	401	169	—	169
Total revenues	$227,614	$192,820	$34,794	$16,471	$18,323

Services revenues increased 18.0% to $227.0 million for the three months ended September 30, 2022 from $192.4 million for the three months ended September 30, 2021. Services revenues delivered by base business resources increased by $18.2 million, primarily driven by increased demand for our services. Services revenues delivered by resources of acquired companies increased $16.5 million, resulting in a total net increase of $34.6 million.

Software and hardware revenues increased 42.1% to $0.6 million for the three months ended September 30, 2022 from $0.4 million for the three months ended September 30, 2021.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 15.4% to $136.4 million for the three months ended September 30, 2022 from $118.3 million for the three months ended September 30, 2021 primarily due to higher headcount. Services costs as a percentage of services revenues decreased to 60.1% for the three months ended September 30, 2022 from 61.5% for the three months ended September 30, 2021, primarily due to a continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $44.3 million for the three months ended September 30, 2022 from $39.3 million for the three months ended September 30, 2021. SG&A expenses as a percentage of revenues decreased to 19.5% for the three months ended September 30, 2022 from 20.4% for the three months ended September 30, 2021, primarily due to a $2.4 million decrease in bonus expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Depreciation. Depreciation expense increased 46.5% to $2.4 million for the three months ended September 30, 2022 from $1.6 million for the three months ended September 30, 2021. Depreciation expense as a percentage of revenues was 1.0% for the three months ended September 30, 2022 and 0.8% for the three months ended September 30, 2021.

Amortization. Amortization expense increased 41.0% to $6.1 million for the three months ended September 30, 2022 from $4.3 million for the three months ended September 30, 2021. Amortization expense as a percentage of revenues was 2.7% for the three months ended September 30, 2022 and 2.2% for the three months ended September 30, 2021. The increase in amortization expense was primarily due to the addition of intangibles from the acquisition of substantially all of the assets of Talos LLC and Talos Digital LLC and all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS (collectively, “Talos”) on September 8, 2021, the acquisition of Izmul S.A. (“Overactive”) on October 15, 2021, and the acquisition of Inflection Point Systems, Inc. (“Inflection Point”) on September 7, 2022.

Acquisition Costs. Acquisition-related costs were $2.1 million for the three months ended September 30, 2022 and $1.3 million for the three months ended September 30, 2021. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $3.1 million was recorded during the three months ended September 30, 2022 which represents the net fair market value adjustment to Talos and Overactive revenue and earnings-based contingent consideration liabilities, in addition to accretion. An immaterial adjustment was recorded during the three months ended September 30, 2021 which represents the net fair market value adjustment to the Catalyst Networks Inc. (“Brainjocks”) revenue and earnings-based consideration liabilities, net of accretion.

Net Interest Expense. Net interest expense decreased to $0.6 million for the three months ended September 30, 2022 from $3.5 million for the three months ended September 30, 2021. The decrease in net interest expense was primarily due to the adoption of Accounting Standards Update (“ASU”) 2020-06. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Provision for Income Taxes. Federal, state and foreign income taxes are provided for at the applicable statutory rates adjusted for non-deductible expenses. The effective tax rate increased to 29.4% for the three months ended September 30, 2022 from 28.1% for the three months ended September 30, 2021. The increase in effective tax rate was primarily due to the relative decrease in research credit benefit and increase in state tax expense partially offset by a decrease in expense related to a one-time statutory tax rate change in Colombia compared to the prior year quarter.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenues. Total revenues increased 23.1% to $672.5 million for the nine months ended September 30, 2022 from $546.3 million for the nine months ended September 30, 2021.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Nine Months Ended September 30,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase Attributable to Revenue Delivered by Base Business Resources
	2022	2021
Services revenues	$670,741	$544,924	$125,817	$47,901	$77,916
Software and hardware revenues	1,722	1,373	349	5	344
Total revenues	$672,463	$546,297	$126,166	$47,906	$78,260

Services revenues increased 23.1% to $670.7 million for the nine months ended September 30, 2022 from $544.9 million for the nine months ended September 30, 2021. Services revenues delivered by base business resources increased by $77.9 million, primarily driven by increased demand for our services. Services revenues delivered by resources of acquired companies increased $47.9 million, resulting in a total net increase of $125.8 million.

Software and hardware revenues increased 25.4% to $1.7 million for the nine months ended September 30, 2022 from $1.4 million for the nine months ended September 30, 2021.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 22.0% to $411.7 million for the nine months ended September 30, 2022 from $337.5 million for the nine months ended September 30, 2021 primarily due to higher headcount. Services costs as a percentage of services revenues decreased to 61.4% for the nine months ended September 30, 2022 from 61.9% for the nine months ended September 30, 2021, primarily due to a continued shift to higher margin offshore and nearshore delivery.

Selling, General and Administrative. SG&A expenses increased to $127.4 million for the nine months ended September 30, 2022 from $110.7 million for the nine months ended September 30, 2021. SG&A expenses as a percentage of revenues decreased to 18.9% for the nine months ended September 30, 2022 from 20.3% for the nine months ended September 30, 2021, primarily due to a $6.1 million decrease in bonus expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Depreciation. Depreciation expense increased 33.1% to $6.2 million for the nine months ended September 30, 2022 from $4.7 million for the nine months ended September 30, 2021. Depreciation expense as a percentage of revenues was 0.9% for the nine months ended September 30, 2022 and 2021.

Amortization. Amortization expense increased 2.0% to $18.1 million for the nine months ended September 30, 2022 from $17.7 million for the nine months ended September 30, 2021. Amortization expense as a percentage of revenues was 2.7% for the nine months ended September 30, 2022 and 3.2% for the nine months ended September 30, 2021. The increase in amortization expense was primarily due to the addition of intangibles from the acquisition of Talos on September 8, 2021, the acquisition of Overactive on October 15, 2021, and the acquisition of Inflection Point on September 7, 2022.

Acquisition Costs. Acquisition-related costs were $2.5 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.4 million was recorded during the nine months ended September 30, 2022 which represents the net fair market value adjustment to the Talos and Overactive revenue and earnings-based contingent consideration liabilities, net of accretion. An immaterial adjustment was recorded during the nine months ended September 30, 2021 which represents the net impact of the fair market value adjustment to the Productora de Software S.A.S. (“PSL”), Brainjocks, and MedTouch LLC (“Medtouch”) revenue and earnings-based consideration liabilities, in addition to accretion.

Net Interest Expense. Net interest expense decreased to $2.3 million for the nine months ended September 30, 2022 from $10.1 million for the nine months ended September 30, 2021. The decrease in net interest expense was primarily due to the adoption of ASU 2020-06. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Provision for Income Taxes. Federal, state and foreign income taxes are provided for at the applicable statutory rates adjusted for non-deductible expenses. The effective tax rate decreased to 25.2% for the nine months ended September 30, 2022 from 25.3% for the nine months ended September 30, 2021. The decrease in effective tax rate was primarily due to the decrease in expense related to a one-time statutory tax rate change in Colombia partially offset by a relative decrease in research credit benefit compared to the prior year period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents (1)	$20.8	$24.4
Working capital (including cash and cash equivalents) (2)	$121.0	$94.8
Amounts available under credit facility	$199.8	$199.8

(1) The balance at September 30, 2022 includes $9.2 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $6.5 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2021 includes $6.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $5.2 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $71.4 million compared to net cash provided by operating activities of $38.1 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the primary components of operating cash flows were net income of $77.9 million, non-cash charges of $36.1 million and net operating asset investments of $42.6 million. For the nine months ended September 30, 2021, the primary components of operating cash flows were net income of $47.6 million, non-cash charges of $45.1 million and net operating asset investments of $54.6 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, we used $7.7 million to purchase property and equipment and to develop software, $44.6 million for the acquisition of Inflection Point, and $0.1 million for a net working capital settlement related to an acquisition. During the nine months ended September 30, 2021, we used $14.9 million for the acquisition of Talos and $6.7 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2022, we used $13.0 million to repurchase shares of our common stock through the stock repurchase program and $9.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also drew down $10.0 million from our line of credit, repaid $10.0 million million on our line of credit and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.8 million. During the nine months ended September 30, 2021, we used $17.9 million to repurchase shares of our common stock through the stock repurchase program, $13.9 million to repurchase the remainder of the 2.375% Convertible Senior Notes due 2023 (the “2023 Notes”), received $6.1 million related to the sale of privately negotiated convertible hedge transactions of the 2023 Notes, and paid $5.0 million for the repurchase of net-share-settled warrants related to the 2023 Notes. We used $6.5 million to settle contingent consideration for the purchase of MedTouch and Brainjocks, $5.2 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, and $0.6 million to amend the 2021 Credit Agreement. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.4 million.

Availability of Funds from Bank Line of Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2022, there was no outstanding balance under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement during the nine months ended September 30, 2021. The Company did not incur any additional deferred finance fees during the three and nine months ended September 30, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (6.25% on September 30, 2022) plus a margin ranging from 0.00% to 1.00% or one month LIBOR (3.14% on September 30, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2022, the Company had $199.8 million of unused borrowing capacity.

At September 30, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. Subsequent to September 30, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $274.4 million (16.3 million shares) of outstanding common stock through September 30, 2022.

From time to time, the Company establishes a written trading plan in accordance with Rule 10b5-1 of the Exchange Act, pursuant to which the Company makes a portion of its stock repurchases. Additional repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other factors.

Cash Requirements from Contractual Obligations

For the nine months ended September 30, 2022, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of September 30, 2022 and December 31, 2021, there were no balances outstanding under the 2021 Credit Agreement. Any balances outstanding under the 2021 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of May 7, 2026. As of September 30, 2022, there were $394.1 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $326.1 million as of December 31, 2021. See Note 3, Recent Accounting Pronouncements, in the Notes to Interim Condensed Consolidated Financial Statements for further description of the ASU 2020-06 adoption. As of December 31, 2021, the 2023 Notes were fully repurchased. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of September 30, 2022 (unaudited) of $20.8 million, approximately $9.2 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility, as well as the proceeds from the 2026 Notes issuances in the fourth quarter of 2021. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of September 30, 2022, $6.5 million of the total cash and cash equivalents was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from the COVID-19 pandemic during the nine months ended September 30, 2022, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the potential impact of COVID-19 on the Company.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of September 30, 2022, we were exposed to changes in exchange rates between the U.S. dollar and eleven other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2022, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2022, the fair value of the 2025 Notes and 2026 Notes was approximately $31.8 million and $284.2 million, respectively.

We had unrestricted cash and cash equivalents totaling $20.8 million at September 30, 2022 and $24.4 million at December 31, 2021. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s remote work in response to the COVID-19 pandemic has not resulted in a material impact to the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Securities

On September 7, 2022, the Company acquired all of the outstanding stock of Inflection Point. The consideration paid in this transaction included 49,439 unregistered shares of the Company’s common stock with an aggregate value of approximately $4.3 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for this issuance. These shares were issued in a privately negotiated transaction and not pursuant to a public solicitation.

Issuer Purchases of Securities

Stock Repurchase Program

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. Subsequent to September 30, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

From the program’s inception on August 11, 2008, the Company has repurchased approximately $274.4 million (16.3 million shares) of outstanding common stock through September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning balance as of June 30, 2022	16,152,294	$16.42	16,152,294	$49,849,516
July 1-31, 2022	—	$—	—	$49,849,516
August 1-31, 2022	103,000	$83.96	103,000	$41,201,928
September 1-30, 2022	8,000	$73.33	8,000	$40,615,295
Ending balance as of September 30, 2022	16,263,294	$16.87	16,263,294

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	October 27, 2022	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2022	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)