Form 10-K
period 2022-12-31
PERFICIENT INC
filed 2023-02-28
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,110,419,809 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2022.
As of February 16, 2023, there were 34,690,846 shares of common stock outstanding.
Portions of the definitive proxy statement to be used in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than June 7, 2023, are incorporated by reference in Part III of this Form 10-K.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

PART I

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
(2)risks associated with potential changes to U.S. and foreign laws, regulations, and policies;
(3)risks associated with the operation of our business generally, including:
a. client demand for our services and solutions;
b. effectively competing in a highly competitive market;
c. risks from international operations including fluctuations in exchange rates;
d. adapting to changes in technologies and offerings;
e. the impact of the health emergencies and pandemics on our business which may amplify certain of the other factors contained herein;
f. obtaining favorable pricing to reflect services provided;
g. risk of loss of one or more significant software vendors;
h. maintaining a balance of our supply of skills and resources with client demand;
i. changes to immigration policies;
j. protecting our clients’ and our data and information;
k. changes to tax levels, audits, investigations, tax laws or their interpretation;
l. making appropriate estimates and assumptions in connection with preparing our consolidated financial statements; and
m. maintaining effective internal controls;
(4)risks associated with managing growth organically and through acquisitions;
(5)risks associated with servicing our debt, the potential impact on the value of our common stock from the conditional conversion features of our debt and the associated convertible note hedge transactions;
(6)legal liabilities, including intellectual property protection and infringement or the disclosure of personally identifiable information; and
(7)the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”).

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

•Strategy and Transformation;
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

In 2022, we continued to implement a strategy focused on:

•expanding our relationships with existing and new clients;
•strengthening our multi-shore delivery capabilities with the strategic acquisitions in September and October of Inflection Point Systems, Inc. (“Inflection Point”), an approximately $15 million revenue software consulting and product development firm with nearshore operations based in Monterrey, Mexico, and Ameex Technologies Corporation (“Ameex”), an approximately $19 million revenue digital experience consultancy with offshore operations located in Chennai, India;
•delivering solutions primarily via thousands of skilled strategists and technologists in the U.S., Latin America, and India; and
•leveraging our existing (and pursuing new) strategic alliances by targeting leading business advisory companies and technology providers.

Our multi-shore, fully integrated global delivery approach continues to be a key driver of growth and a compelling differentiator in the market. This was evidenced in 2022 by our acquisitions of Inflection Point and Ameex that bolstered the Company's global delivery capacity, enhanced our digital capabilities, and further expanded our footprint in Latin America and India. The acquisition of Ameex added delivery locations in India, while the acquisition of Inflection Point added nearshore operations located in Mexico, bolstered our nearshore delivery capacity, while also enhancing our agile software design, development, testing and support for customers. These acquisitions brought approximately 600 skilled strategists and technologists, who are making a difference by transforming how the world’s biggest brands connect with customers and grow their business.

Approximately 97%, 97%, and 98% of our revenues were derived from clients in the United States during the years ended December 31, 2022, 2021, and 2020, respectively. Excluding intercompany balances, approximately 77% and 72% of our total assets were located in the United States as of December 31, 2022 and 2021, respectively, with the remainder located in Latin America, India, Canada, China and Europe.

Our Solutions

We provide services primarily to the healthcare, financial services (including banking and insurance), manufacturing, automotive, consumer, telecommunications, energy and utilities, and life sciences markets.

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

We deliver a robust portfolio of solution offerings that are grouped under six primary solution areas:

•Strategy and Transformation. We create strategic visioning and roadmaps that empower our clients to compete more effectively and operate more efficiently to outpace their competition. We do this by providing solutions in digital strategy, technology strategy, business velocity and growth, and organizational change management.
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

•Industry Expertise. We serve many of the world’s largest and most-respected brands with extensive business process experience across a variety of markets. These include healthcare (including pharma and life sciences), financial services (including banking and insurance), consumer markets (including retail and consumer goods), manufacturing, leisure, media and entertainment, automotive and transportation, telecommunications, and energy and utilities.

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

•Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us. For the years ended December 31, 2022, 2021 and 2020, 94%, 93% and 94%, respectively, of services revenues, excluding any revenues from acquisitions completed in that year, were derived from clients that continued to utilize our services from the prior year.

•Vendor Relationship and Endorsements. We have built meaningful relationships with software providers, whose products we use to design and implement solutions for our clients. These relationships enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements. We also serve as a sales channel for our partners, helping them market and sell their software products. We are an Adobe Platinum Partner, a Microsoft National Solutions Provider and Global NSP Partner, a Salesforce Consulting Partner, an IBM Platinum Business Partner, a Sitecore Platinum Solution Partner, an Oracle Platinum Partner, and a MuleSoft Premier Partner.

•Offshore Delivery. In addition to serving our clients from locations in multiple markets throughout the U.S. and Canada, we operate global development centers in India, China, and Serbia. These facilities are staffed with colleagues who have specializations that include application development, adapter and interface development, quality assurance and testing, monitoring and support, product development, platform migration, and portal development with expertise in IBM, Microsoft, Oracle, Sitecore, Magento, and other technologies. As of December 31, 2022, we had 2,103 colleagues at our offshore offices, 1,923 of which were billable. We intend to continue to leverage our existing offshore capabilities, especially in India, to support our growth and provide our clients flexible options for project delivery.

•Nearshore Delivery. Our nearshore delivery teams, based in Colombia, Mexico, Uruguay, Chile, Argentina, and Puerto Rico help our clients lower costs while receiving the highest quality of service. These teams provide custom application and software development with proven experience in complex, cloud-native product development leveraging cutting-edge software engineering technologies and practices around: DevOps, artificial intelligence/machine learning, test automation, UX/UI, commerce, cloud architecture design and implementation, blockchain, analytics, big data/fast data, chatbots and voice recognition system processing, modern scalable platforms, mobile, and performance engineering. As of December 31, 2022, we had 1,926 colleagues at our nearshore offices, 1,646 of which were billable.

•Global Delivery Recognition. In 2022, the Company was named to the IAOP Global Outsourcing 100 list in the Leader category by the International Association of Outsourcing Professionals (IAOP®), the global, standard-setting association and advocate for outsourcing professionals and the organizations it supports.

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•small local consulting firms that operate in no more than one or two geographic regions;
•boutique consulting firms;
•global consulting firms, such as Accenture, Deloitte Consulting, EPAM Systems, Globant, and Endava;
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

Human Capital

As of December 31, 2022, we had 6,893 employees, 5,944 of which were billable (excluding 377 billable subcontractors) and 949 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2022, we had a 185-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners. In addition to our direct sales team, we also had 77 dedicated sales support employees, 35 general managers, 4 area vice-presidents, and 7 vice-presidents who are engaged in our sales and marketing efforts.

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

Diversity and Social Initiatives. As a global digital consultancy, Perficient’s workforce is comprised of 29% women and 75% of our workforce identifies as Asian, Hispanic or Latinx, Black or African American, American Indian or Alaskan Native, or two or more races as of December 31, 2022. We believe our diversity is reflective of our industry in our operating markets. We support our people in making a difference through active involvement in activities that strengthen the community. Our employees’ community support includes preparing women for careers in the tech industry through our global Employee Resource Group, Women in Tech, which connects women and their allies across the Company, facilitates career growth, and builds a community dedicated to supporting fellow colleagues. In 2021, Perficient also introduced its ‘Giving’ Employee Resource Group, which inspires philanthropic action and generosity, while capturing and celebrating the time, talent and skills Perficient and its colleagues commit to helping those in need and making the world a better place. Perficient and its colleagues support a wide variety of initiatives and causes, but we place an emphasis on the priorities of advancing STEM (science, technology, engineering and math) education and improving health and well-being. Additionally, we support our community through Perficient Bright Paths, a program designed to create technology career opportunities for underrepresented constituencies and communities in the United States. Furthermore, in collaboration with the Mark Cuban Foundation, the Company hosted an Artificial Intelligence (AI) Bootcamp which educated underserved high school students in the Dallas and Houston, Texas areas about AI fundamentals to increase AI literacy and understanding.

Environmental Initiatives. We are also committed to protecting the environment and operating our business in a responsible and sustainable manner. To implement this commitment, we have adopted various policies and initiatives. We created a “Perficient Green Team” to identify and implement opportunities for Perficient employees to recycle more, waste less, and support environmentally-focused volunteer opportunities in our communities. Among our accomplishments, we have implemented a green purchasing policy for office supplies, reduced single-use drinkware, established recycling sites throughout our offices, and created informational programs to educate employees on effective ways to recycle. We encourage the reuse, recycling, and upcycling of our end-of-life electronics and computers responsibly in partnership with NiloTech Ecycling. Additionally, in response to our environmental initiatives, our office in Colombia received the International Organization for Standardization (“ISO”) 14000 certification based on a series of environmental management standards, and our office in Somerville, Massachusetts was awarded a LEED Gold certificate by the U.S. Green Building Council (USGBC) for its environmentally efficient design, construction, and operation practices. In the fourth quarter of 2022, Perficient achieved certification of its Environmental Management System (“EMS”) under ISO 14001:2015, the international standard for an effective EMS to enhance environmental performance. This certification exemplifies our commitment to sustainability, compliance with applicable law, and continuous improvement by meeting environmental objectives.

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

General Information

Our stock is traded on The Nasdaq Global Select Market under the symbol “PRFT”. Our website may be visited at www.perficient.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. From time to time, we also provide additional information regarding the Company and its activities on the “Investor Relations” section of our website, which we encourage our investors to review. The information contained or incorporated in our website is not part of this document.

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

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2022, 98% of our revenues were derived from our clients in the United States and Canada. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as a means to keep our supply of skills and resources in balance.

Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty could have a significant negative impact on our results of operations.

We face risks associated with potential changes to U.S. and foreign laws, regulations and policies.

Significant changes to various U.S. and foreign laws, regulations and policies to which the Company is subject are under consideration by applicable government administrations and agencies. If enacted, these changes may affect our business in a manner that currently cannot be reliably predicted. These uncertainties may include changes in laws, regulations and policies in areas such as corporate taxation, international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition. Further, there has been an increased focus on certain environmental, social and governance (“ESG”) factors, issues and initiatives among government administrations and agencies, the investment community, employees and other stakeholders. Changes in laws, regulations and policies in response to such ESG matters and our efforts to comply with such laws, regulations and policies could materially and adversely affect our business, results of operations or financial condition.

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

In addition, there are relatively low barriers to entry in this business and therefore new entrants may compete with us in the future. For example, due to the rapid changes and volatility in our market, many well-capitalized companies, including some of our partners that have focused on sectors of the software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

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
•international currency controls and exchange rate fluctuations including as a result of the current inflationary environment;
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

Our success depends upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing, software-as-a-

service solutions, artificial intelligence, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

In addition, we operate in a quickly evolving environment, in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive, when compared to other alternatives, which may adversely affect our results of operations.

Health emergencies and pandemics may materially and adversely affect the Company’s business, operations, financial results and/or stock price.

Health emergencies and pandemics have created significant and widespread volatility, uncertainty and disruptions in the U.S. and global economies, including in the regions in which we operate. The extent to which these emergencies and pandemics ultimately impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including but not limited to: their duration and scope; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any changes to our clients’ payment terms; any closures of our offices and facilities if we transition to working remotely; and any closures of our clients’ offices and facilities because of government orders, recommendations or otherwise. Clients may also slow down decision making, delay planned work or seek to terminate or amend existing agreements in a manner adverse to the Company. Any of these events could cause or contribute to the other risks and uncertainties faced by the Company, as described in this Form 10-K and elsewhere, and could materially adversely affect our business, operations, financial results and/or stock price.

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

Our operations are subject to the effects of wage inflation and other marketplace factors, including with respect to our subsidiaries located in Latin America, India, Canada, China, and Europe. If increases in salary and other operating costs exceed our internal forecasts, the hourly rates established under our time-and-materials contracts might not be sufficient to recover those increased operating costs, which would make those contracts unprofitable for us, thereby adversely affecting our results of operations, financial condition and cash flows from operations.

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

Our ability to improve or maintain our profitability is dependent upon our ability to successfully manage our costs including incurred costs from the current inflationary environment and as a result of a competitive labor market. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. These actions and other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past. If we are not effective in reducing our operating costs in response to changes in demand or pricing, we might not be able to manage significantly larger and more diverse workforces as we increase the number of colleagues and execute our growth strategy, control our costs or improve our efficiency, and our profitability could be negatively affected.

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

In August 2020, we issued $230.0 million in aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”), of which $23.3 million aggregate principal amount remains outstanding as of December 31, 2022, and in November 2021, we issued $380.0 million in aggregate principal amount of 0.125% Convertible Senior Notes Due 2026 (the “2026 Notes”) in private offerings. The 2025 Notes and 2026 Notes (together, the “Notes”) bear interest at a rate of 1.250% and 0.125% per year, respectively. Interest is payable in cash semi-annually. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2022, we had unrestricted cash and cash equivalents totaling $30.1 million and a borrowing capacity under our credit facility of $200.0 million, with $199.8 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $30.1 million of cash and cash equivalents at December 31, 2022, $7.9 million was held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at December 31, 2022 also includes $7.8 million in cash held by certain other foreign subsidiaries, the earnings of which are not considered to be indefinitely reinvested and may be repatriated from time to time. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, especially in light of recent significant increases in interest rates. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

There is a risk that at certain points in time and in certain markets, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographic locations. In these situations, we must evaluate voluntary attrition and use reduced levels of new hiring and increased involuntary terminations as a means to keep our supply of skills and resources in balance with client demand in those markets.

Immigration restrictions related to H1-B visas could hinder our growth and adversely affect our business, financial condition and results of operations.

Approximately 13% of our billable workforce in the U.S. is comprised of skilled foreign nationals holding H1-B visas. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of up to six years, with extensions available in certain circumstances. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change. If we are unable to obtain all of the H1-B visas for which we apply, our growth or service offerings may be hindered.

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

As we continue to leverage our global delivery model, certain of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso, Argentine peso, Chilean peso, Uruguayan peso, and Mexican peso against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Canadian dollar, Indian rupee, Chinese yuan, British pound, euro, Colombian peso, Argentine peso, Chilean peso, Uruguayan peso, and Mexican peso against the U.S. dollar in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, hostilities or natural disasters could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.

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

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 30% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

It may be difficult for another company to acquire us, and this could depress our stock price.

In addition to the voting securities held by our officers, directors, and 5% and greater stockholders, provisions contained in our certificate of incorporation, bylaws, Delaware law and certain provisions of the Notes could make it difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, provisions of the Delaware General Corporation Law also restrict some business combinations with interested stockholders. These provisions are intended to encourage potential acquirers to negotiate with us and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. Additionally, certain provisions of our Notes could make it more difficult or more expensive for a third party to acquire us. These provisions may also discourage acquisition proposals, or delay or prevent a change in control, which could harm our stock price.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT”. There were approximately 488 stockholders of record of our common stock as of February 16, 2023, including 423 restricted account holders.

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

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Securities

On October 11, 2022, the Company acquired all of the outstanding stock of Ameex. The consideration paid in this transaction included 75,037 unregistered shares of the Company’s common stock with an aggregate value of approximately $5.2 million based on the average closing sales price for the 30 consecutive trading days ending on the date immediately before the acquisition's closing date. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for each of these issuances. These shares were issued in privately negotiated transactions and not pursuant to a public solicitation.

Issuer Purchases of Equity Securities

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. On October 25, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

From the program’s inception on August 11, 2008 through December 31, 2022, we have repurchased approximately $279.8 million (16.3 million shares) of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Beginning balance as of September 30, 2022	16,263,294	$16.87	16,263,294	$40,615,295
October 1-31, 2022	5,000	67.90	5,000	$100,275,795
November 1-30, 2022	75,000	67.61	75,000	$95,204,853
December 1-31, 2022	—	—	—	$95,204,853
Ending balance as of December 31, 2022	16,343,294	$17.12	16,343,294

(1)Average price paid per share includes commission.
(2)On October 25, 2022, the Company's Board of Directors approved a $60.0 million increase in the share repurchase program.

Comparative Stock Performance

The following graph compares the cumulative five-year total stockholder return on the Common Stock from December 31, 2017 through December 31, 2022, with the cumulative total return on (i) the NASDAQ Composite Index, (ii) S&P 500 Index, and (iii) S&P 500 Information Technology Index. The comparison assumes the investment of $100 on December 31, 2017, in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dollars
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Perficient
NASDAQ Composite Index
S&P 500 Index
S&P 500 Information Technology

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Perficient	$100.00	$116.73	$241.58	$249.87	$677.98	$366.18
NASDAQ Composite Index	100.00	96.12	129.97	186.69	226.63	151.61
S&P 500 Index	100.00	93.76	120.84	140.49	178.27	143.61
S&P 500 Information Technology Index	100.00	98.38	145.65	207.13	276.22	196.37
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Overview

Perficient is a global digital consultancy transforming how the world’s biggest brands connect with customers and grow their businesses. We help clients, primarily focused in North America, gain competitive advantage by using digital technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. With unparalleled strategy, creative and technology capabilities, across industries, our end-to-end digital consulting services help our clients drive faster speed-to-market capabilities and stronger, more compelling experiences for consumers. We go to market with six primary service categories – strategy and transformation, customer experience and design, innovation and product development, platforms and technology, data and intelligence, and optimized global delivery. Within each service category, and collectively, we deliver a deep and broad portfolio of solutions that enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for the year ended December 31, 2022 compared to 6% and 8% for the years ended December 31, 2021 and 2020, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of health emergencies and pandemics, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

Software and Hardware Revenues

Software and hardware revenues are derived from sales of third-party software and hardware resales, in which we are considered the agent, and sales of internally developed software, in which we are considered the principal. Revenues from sales of third-party software and hardware are recorded on a net basis, while revenues from internally developed software sales are recorded on a gross basis. Software and hardware revenues are expected to fluctuate depending on our clients’ demand for these products, which may be impacted by health emergencies and pandemics.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing offshore and nearshore capabilities to support our future growth and provide our clients flexible options for project delivery. Our ability to continue to implement our growth plan may be negatively affected by the impact of health emergencies and pandemics on our operations, and our ability to evaluate potential acquisitions.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Recent Health Emergencies and Pandemics

In response to recent health emergencies and pandemics, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of health emergencies and pandemics. Health emergencies and pandemics and the various governments’ response have caused, and may continue to cause, significant and widespread uncertainty, volatility and disruptions in the U.S. and global economies, including in the regions in which we operate.

Through December 31, 2022, we have not experienced a material impact to our business, operations or financial results as a result of health emergencies and pandemics. However, in future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of health emergencies and pandemics or the related impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of health emergencies and pandemics on the Company. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have increased the amount of work performed remotely and minimized travel, which has not resulted in a material disruption to the Company’s operations. We have reopened our offices in a manner that protects the safety and well-being of our Perficient colleagues, while complying with federal, state and local government and health regulations. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of health emergencies and pandemics on the Company.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2022	2021	2020
Total revenues	100.0%	100.0%	100.0%
Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	61.1	61.6	62.2
Selling, general and administrative	18.9	20.0	22.0
Depreciation and amortization	3.7	3.9	4.6
Acquisition costs	0.4	0.5	0.6
Adjustment to fair value of contingent consideration	—	—	1.6
Income from operations	15.9	13.9	9.0
Net interest expense	0.3	1.8	1.7
Loss on extinguishment of debt	—	3.8	0.7
Net other expense	—	0.1	—
Income before income taxes	15.6	8.2	6.6
Income tax provision	4.1	1.4	1.7
Net income	11.5%	6.8%	4.9%

A discussion of changes in our financial condition and results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on our investor relations website at www.perficient.com.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. Total revenues increased 19% to $905.1 million for the year ended December 31, 2022 from $761.0 million for the year ended December 31, 2021.

	Financial Results (in thousands)			Explanation for Increases Over Prior Year Period (in thousands)
	Year Ended December 31,		Total Increase Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase Attributable to Revenue Delivered by Base Business Resources
	2022	2021
Services Revenues	$902,421	$758,722	$143,699	$59,146	$84,553
Software and Hardware Revenues	2,641	2,305	336	3	333
Total Revenues	$905,062	$761,027	$144,035	$59,149	$84,886

Services revenues increased 19% to $902.4 million for the year ended December 31, 2022 from $758.7 million for the year ended December 31, 2021. Services revenues delivered by base business resources increased $84.6 million, primarily driven by increased demand for our services. Services revenues delivered by resources of acquired companies was $59.1 million, resulting in a total increase of $143.7 million.

Software and hardware revenues increased 15% to $2.6 million for the year ended December 31, 2022 from $2.3 million for the year ended December 31, 2021.

Total Cost of Revenues (cost of services, exclusive of depreciation and amortization, discussed separately below). Total cost of revenues increased 18% to $552.7 million for the year ended December 31, 2022 from $468.8 million for the year ended December 31, 2021 primarily due to higher headcount in response to higher services revenues and acquisitions. Services costs as a percentage of services revenues decreased to 61.2% for the year ended December 31, 2022 from 61.8% for the year ended December 31, 2021.

Selling, General and Administrative. SG&A expenses increased 12% to $171.1 million for the year ended December 31, 2022 from $152.4 million for the year ended December 31, 2021 primarily due to increased salary expense and sales-related costs. SG&A expenses, as a percentage of revenues, were 19% and 20% for the years ended December 31, 2022 and 2021, respectively.

Selling, General and Administrative Expense	Year Ended December 31,		Increase (Decrease)	Percentage Change
(in millions)	2022	2021
Salary expense	$61.9	53.3	$8.6	16%
Sales-related costs	21.5	19.0	2.5	13%
Office costs	15.2	15.1	0.1	1%
Stock compensation expense	14.9	13.7	1.2	9%
Variable compensation expense	8.6	15.2	(6.6)	(43)%
Travel & entertainment	2.6	0.8	1.8	225%
Benefits expense	10.1	8.4	1.7	20%
IT/Infrastructure	10.7	8.9	1.8	20%
Bad debt expense	3.6	1.8	1.8	100%
Other	22.0	16.2	5.8	36%
Total	$171.1	$152.4	$18.7	12%

Depreciation. Depreciation expense increased 33% to $8.5 million for the year ended December 31, 2022 from $6.4 million for the year ended December 31, 2021. Depreciation expense as a percentage of revenues was 0.9% for the year ended December 31, 2022 and 0.8% for the year ended December 31, 2021.

Amortization. Amortization expense increased 5% to $24.5 million for the year ended December 31, 2022 from $23.5 million for the year ended December 31, 2021. Amortization expense as a percentage of total revenues was 2.7% for the year ended December 31, 2022 and 3.1% for the year ended December 31, 2021. The increase in amortization expense was primarily due to the addition of intangibles from our two acquisitions in 2022.

Acquisition Costs. Acquisition-related costs of $3.7 million were incurred during 2022 primarily related to the acquisitions of Inflection Point and Ameex compared to $3.8 million during 2021 primarily related to the acquisitions of Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”) and Izmul S.A. (“Overactive”). Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $0.3 million was recorded during the year ended December 31, 2022 which represents the net impact of the fair market value adjustments to the Talos and Overactive revenue and earnings-based contingent consideration liabilities, as well as accretion. An adjustment of $0.2 million was recorded during the year ended December 31, 2021 which represents the net impact of the fair market value adjustments to the MedTouch LLC (“Medtouch”), Catalyst Networks, Inc. (“Brainjocks”), and Productora de Software S.A.S. (“PSL”) revenue and earnings-based contingent consideration liabilities, as well as accretion.

Net Interest Expense. Net interest expense decreased to $3.2 million for the year ended December 31, 2022 from $14.1 million for the year ended December 31, 2021. The decrease in net interest expense was primarily due to the adoption of Accounting Standards Update (“ASU”) 2020-06. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Loss on Extinguishment of Debt. During the year ended December 31, 2021, the Company repurchased the remaining portion of the outstanding Convertible Senior Notes Due 2023 (“2023 Notes”) and a portion of the outstanding 2025 Notes, resulting in a loss of $29.0 million.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 25.9% for the year ended December 31, 2022 from 16.6% for the year ended December 31, 2021. The increase in the effective rate is primarily due to a decrease in stock compensation deductions and a decrease in research credit benefit compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	December 31,
	2022	2021	2020
Cash and cash equivalents (1)	$30.1	$24.4	$83.2
Working capital (including cash and cash equivalents) (2)	$126.5	$94.8	$97.6
Amounts available under credit facilities	$199.8	$199.8	$124.8

(1)The balance at December 31, 2022 includes $7.9 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $7.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2021 includes $6.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $5.2 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2020 includes $5.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $7.9 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations.
(2)Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 was $118.1 million compared to $84.9 million for the year ended December 31, 2021. For the year ended December 31, 2022, the components of operating cash flows were net income of $104.4 million plus net non-cash charges of $51.5 million and net operating asset investments of $37.8 million. The primary components of operating cash flows for the year ended December 31, 2021 were net income of $52.1 million plus net non-cash charges of $79.0 million and net operating asset investments of $46.2 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2022, we used $71.9 million for acquisitions and $9.9 million to purchase property and equipment and to develop software. During the year ended December 31, 2021, we used $108.8 million for acquisitions and $10.2 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

For the year ended December 31, 2022, we drew down $69.0 million from our line of credit, repaid $69.0 million on our line of credit, used $18.5 million to repurchase shares of our common stock through the stock repurchase program, and used $11.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $1.1 million. For the year ended December 31, 2021, we received $369.5 million of proceeds from the issuances of the 2026 Notes, net of issuance costs, received $23.4 million of proceeds from the sales of net-share-settled warrants and paid $66.1 million for privately negotiated convertible note hedge transactions. We also used $368.7 million to repurchase a portion of the 2023 Notes and a portion of the 2025 Notes, received $381.3 million related to the sale of privately negotiated convertible hedge transactions for the 2023 Notes and 2025 Notes, and paid $303.9 million for the repurchase of net-share-settled warrants related to the 2023 Notes and 2025 Notes. We drew down $74.0 million from our line of credit, repaid $74.0 million on our line of credit, used $21.7 million to repurchase shares of our common stock through the stock repurchase program, $13.5 million to remit taxes withheld as part of a net share settlement of restricted stock vesting, $24.1 million to settle contingent consideration for the purchase of MedTouch, Brainjocks, and PSL, and paid $0.6 million for credit facility financing fees. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.6 million.

Availability of Funds from Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the “2021 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of December 31, 2022 and 2021, there were no outstanding balances under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement during the twelve months ended December 31, 2021. The Company did not incur any additional deferred finance fees during the twelve months ended December 31, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (7.50% on December 31, 2022) plus a margin ranging from 0.00% to 1.00% or one-month LIBOR (4.39% on December 31, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2022, the Company had $199.8 million of unused borrowing capacity.

At December 31, 2022, we were in compliance with all covenants under the 2021 Credit Agreement.

Stock Repurchase Program

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. On October 25, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $279.8 million (16.3 million shares) of outstanding common stock through December 31, 2022.

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

Cash Requirements from Contractual Obligations

For the year ended December 31, 2022, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Leases, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

There were no balances outstanding under the 2021 Credit Agreement as of December 31, 2022 and 2021. As of December 31, 2022, there were in aggregate $394.6 million of outstanding Notes, net of unamortized debt discount and issuance costs, compared to $326.1 million as of December 31, 2021. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2022 and 2021. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

We have incurred commitments to make future payments under contracts such as leases, the 2021 Credit Agreement and the Notes, as well as noncancellable purchase obligations, which primarily relate to multi-year third-party software sales and internally used software, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2022. Maturities under these contracts are set forth in the following table as of December 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$30,993	$8,151	$13,486	$6,267	$3,089
Total debt (1)	403,258	—	23,258	380,000	—
Purchase obligations	9,207	4,008	4,887	312	—
Estimated fair value of contingent consideration liability (Note 9)	32,702	32,702	—	—	—
Total	$476,160	$44,861	$41,631	$386,579	$3,089

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

Of the total cash and cash equivalents reported on the Consolidated Balance Sheet as of December 31, 2022 of $30.1 million, approximately $7.9 million was held by certain foreign subsidiaries where the Company has considered the earnings to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2022, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $19.8 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $2.1 million. As of December 31, 2022, $7.8 million of the total cash and cash equivalents was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that our currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from health emergencies and pandemics during the year ended December 31, 2022, health emergencies and pandemics may materially and adversely affect our business, operations and financial results, including our cash flows, in the future as a result of, among other things, weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors. Given the uncertain duration and scope of health emergencies and pandemics and the related impact on economic and financial markets, we cannot reliably predict or estimate the impact on our business, operations or financial results. See “Part I – Item 1A – Risk Factors” of this Form 10-K for additional information regarding the potential impact of health emergencies and pandemics on the Company.

Critical Accounting Policies and Estimates

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

For acquisitions during the year ended December 31, 2022, key unobservable inputs included revenue growth rates, which ranged from 16% to 43%, and volatility rates, which were 9% for revenue and ranged from 22% to 23% for earnings. For acquisitions during the year ended December 31, 2021, key observable inputs included revenue growth rates, which ranged from 36% to 76%, and volatility rates, which ranged from 5% to 6% for revenue and were 17% for earnings. An increase in future revenue and earnings may result in a higher estimated fair value while a decrease in future revenue and earnings may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2022 and 2021.

Convertible Debt

In accordance with accounting for debt with conversion and other options prior to the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), the Company bifurcated the principal amount of the Notes into liability and equity components. The initial liability component of the Notes was valued based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Prior to 2022, the resulting debt discount was being amortized to interest expense using the effective interest method over the period from the issuance date through the contractual maturity date. Prior to 2022, the Company utilized the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

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

During the year ended December 31, 2021, the Company repurchased the remaining portion of the outstanding 2023 Notes, which met the criteria to be accounted for as a debt extinguishment, and repurchased a portion of the outstanding 2025 Notes, which met the criteria to be accounted for as a debt extinguishment with an inducement charge. The consideration paid for the repurchases was allocated to the liability and equity components of the 2023 Notes and 2025 Notes based on the fair value of the liability component, which was determined utilizing an estimated discount rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. An inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations.

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-06, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $2.1 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Company's convertible senior notes. The Company also recorded an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company's interest expense recognized has been reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the consolidated statement of cash flows. Upon adoption, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of December 31, 2022, we were exposed to changes in exchange rates between the U.S. dollar and eleven other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2022, there was no outstanding balance and $199.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month LIBOR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2022, the fair value of the 2025 Notes and 2026 Notes was approximately $33.8 million and $295.5 million, respectively.

We had unrestricted cash and cash equivalents totaling $30.1 million at December 31, 2022 and $24.4 million at December 31, 2021. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,130	$24,410
Accounts receivable, net	202,298	177,602
Prepaid expenses	6,432	5,400
Other current assets	16,756	7,296
Total current assets	255,616	214,708
Property and equipment, net	17,970	14,747
Operating lease right-of-use assets	27,088	33,353
Goodwill	565,161	515,229
Intangible assets, net	88,937	81,277
Other non-current assets	41,116	23,258
Total assets	$995,888	$882,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,351	$26,074
Other current liabilities	104,780	93,877
Total current liabilities	129,131	119,951
Long-term debt, net	394,587	326,126
Operating lease liabilities	18,528	23,898
Other non-current liabilities	43,515	47,832
Total liabilities	$585,761	$517,807

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2022 and December 31, 2021)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,082,010 shares issued and 34,071,750 shares outstanding as of December 31, 2022; 52,534,967 shares issued and 33,881,196 shares outstanding as of December 31, 2021)	53	53
Additional paid-in capital	403,866	423,235
Accumulated other comprehensive loss	(17,519)	(5,843)
Treasury stock, at cost (19,010,260 shares as of December 31, 2022; 18,653,771 shares as of December 31, 2021)	(354,536)	(324,412)
Retained earnings	378,263	271,732
Total stockholders’ equity	410,127	364,765
Total liabilities and stockholders’ equity	$995,888	$882,572

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2022	2021	2020

Revenues	$905,062	$761,027	$612,133

Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	552,703	468,813	380,723
Selling, general, and administrative	171,128	152,419	134,675
Depreciation	8,518	6,398	5,430
Amortization	24,518	23,453	22,857
Acquisition costs	3,653	3,814	3,675
Adjustment to fair value of contingent consideration	267	198	9,519
Income from operations	144,275	105,932	55,254

Net interest expense	3,154	14,052	10,128
Loss on extinguishment of debt	—	28,996	4,537
Net other expense	160	401	260
Income before income taxes	140,961	62,483	40,329
Income tax provision	36,569	10,392	10,148

Net income	$104,392	$52,091	$30,181

Basic net income per share	$3.08	$1.62	$0.95
Diluted net income per share	$2.90	$1.50	$0.93
Shares used in computing basic net income per share	33,869	32,202	31,793
Shares used in computing diluted net income per share	36,731	34,670	32,516

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$104,392	$52,091	$30,181
Other comprehensive (loss) income, net of reclassification adjustments and income taxes
Foreign benefit plan, net of tax	(307)	(188)	(149)
Foreign currency translation adjustment, net of tax	(11,369)	(9,401)	6,545
Comprehensive income	$92,716	$42,502	$36,577

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Common Stock
Beginning of period	$53	$50	$49
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	3	1
End of period	53	53	50
Additional Paid-in Capital
Beginning of period	423,235	459,866	455,465
Proceeds from the sales of stock through the Employee Stock Purchase Plan	1,081	631	310
Stock compensation related to restricted stock vesting and retirement savings plan contributions	23,524	20,401	18,514
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	7,533	6,822	10,184
Equity component of issuance of convertible notes, net of tax	—	49,332	36,386
Debt issuance costs of convertible notes allocated to equity, net of tax	—	(1,394)	(1,147)
Purchase of hedges related to issuance of convertible notes, net of tax	—	(49,308)	(36,387)
Proceeds from issuance of warrants related to issuance of convertible notes	—	23,408	22,218
Equity component of repurchase of convertible notes, net of tax	—	(407,084)	(52,711)
Proceeds from sale of hedges related to repurchase of convertible notes	—	381,290	50,062
Purchases of warrants related to repurchase of convertible notes	—	(303,896)	(43,028)
Shares issued upon extinguishment of 2025 convertible notes	—	243,167	—
Cumulative effect of accounting changes (See Note 2)	(51,507)	—	—
End of period	403,866	423,235	459,866
Accumulated Other Comprehensive (Loss) Income
Beginning of period	(5,843)	3,746	(2,650)
Foreign benefit plan, net of tax	(307)	(188)	(149)
Foreign currency translation adjustment, net of tax	(11,369)	(9,401)	6,545
End of period	(17,519)	(5,843)	3,746
Treasury Stock
Beginning of period	(324,412)	(289,225)	(261,624)
Purchases of treasury stock and buyback of shares for taxes	(30,124)	(35,187)	(27,601)
End of period	(354,536)	(324,412)	(289,225)
Retained Earnings
Beginning of period	271,732	219,641	189,775
Cumulative effect of accounting changes (See Note 2)	2,139	—	(315)
Net income	104,392	52,091	30,181
End of period	378,263	271,732	219,641
Total Stockholders’ Equity	$410,127	$364,765	$394,078

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
Common Stock, shares
Beginning of period	33,881	32,074	31,687
Sales of stock through the Employee Stock Purchase Plan	12	9	9
Stock compensation related to restricted stock vesting and retirement savings plan contributions	411	522	678
Purchases of treasury stock and buyback of shares for taxes	(356)	(431)	(637)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	124	67	337
Issuance of shares for repurchase of convertible notes	—	1,640	—
End of period	34,072	33,881	32,074

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$104,392	$52,091	$30,181
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	8,518	6,398	5,430
Amortization	24,518	23,453	22,857
Loss on extinguishment of debt	—	28,996	4,537
Deferred income taxes	(7,945)	(12,662)	(1,588)
Non-cash stock compensation and retirement savings plan contributions	24,068	21,554	19,146
Amortization of debt issuance costs and discounts	2,431	11,014	6,855
Adjustment to fair value of contingent consideration for purchase of business	267	198	9,519
Other	(373)	—	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,824)	(34,451)	8,237
Other assets	(7,426)	(3,475)	1,821
Accounts payable	(2,737)	56	861
Other liabilities	(10,821)	(8,256)	10,104
Net cash provided by operating activities	118,068	84,916	117,960

INVESTING ACTIVITIES
Purchase of property and equipment	(8,955)	(9,244)	(5,266)
Capitalization of internally developed software costs	(944)	(960)	(1,465)
Purchase of businesses, net of cash acquired	(71,851)	(108,848)	(91,883)
Net cash used in investing activities	(81,750)	(119,052)	(98,614)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	380,000	230,000
Payment for convertible notes issuance costs	—	(10,540)	(7,253)
Purchase of hedges related to issuance of convertible notes	—	(66,120)	(48,944)
Proceeds from issuance of warrants related to issuance of convertible notes	—	23,408	22,218
Payments for repurchase of convertible notes	(46)	(368,664)	(180,420)
Proceeds from sale of hedges related to repurchase of convertible notes	11	381,290	50,062
Repurchase of warrants related to repurchase of convertible notes	—	(303,896)	(43,028)
Payment for credit facility financing fees	—	(633)	—
Proceeds from line of credit	69,000	74,000	28,000
Payments on line of credit	(69,000)	(74,000)	(28,000)
Payment of contingent consideration for purchase of business	—	(24,128)	(2,820)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	1,081	631	310
Purchases of treasury stock	(18,462)	(21,724)	(19,573)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(11,662)	(13,463)	(8,028)
Net cash used in financing activities	(29,078)	(23,839)	(7,476)
Effect of exchange rate on cash and cash equivalents	(1,520)	(819)	606
Change in cash and cash equivalents	5,720	(58,794)	12,476
Cash and cash equivalents at beginning of period	24,410	83,204	70,728
Cash and cash equivalents at end of period	$30,130	$24,410	$83,204

Supplemental disclosures:
Cash paid for income taxes	$39,974	$16,122	$5,256
Cash paid for interest	$1,034	$3,988	$3,411
Non-cash activities:
Stock issued for purchase of businesses	$7,168	$6,244	$8,729
Issuance of shares for repurchase of convertible notes	$—	$243,167	$—
Liability incurred for purchase of property and equipment	$3,765	$144	$503

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Through December 31, 2022, the Company had not experienced a material impact to its business, operations or financial results as a result of health emergencies and pandemics. However, the Company’s operating results for the year ended December 31, 2022 are not necessarily indicative of future results, particularly in light of the health emergencies and pandemics and the related effects on domestic and global economies. To limit the spread of health emergencies and pandemics, governments have imposed, and may continue to impose, among other things, travel and business operation restrictions and stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of health emergencies and pandemics. These disruptions and restrictions could adversely affect our operating results due to, among other things, reduced demand for our services and solutions, requests for discounts or extended payment terms, or customer bankruptcies.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally one year to seven years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2022, 2021 or 2020.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one year to 10 years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in Amortization in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. No impairment of intangible assets was recorded for 2022, 2021 or 2020.

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

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments. The Company’s long-term debt balance related to its 2.375% Convertible Senior Notes Due 2023 (“2023 Notes”), 1.250% Convertible Senior Notes Due 2025 (“2025 Notes”), and 0.125% Convertible Senior Notes Due 2026 (“2026 Notes” and collectively with the 2023 Notes and the 2025 Notes, the “Notes”) are carried at their principal amount less unamortized debt discount and issuance costs, and are not carried at fair value at each period end. See Note 12, Long-Term Debt, for information regarding the Company’s convertible debt accounting policies.

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

Segment and Geographic Information

The Company operates as one reportable operating segment according to ASC Topic 280, Segment Reporting, which establishes standards for the way that business enterprises report information about operating segments. The chief operating decision maker formulates decisions about how to allocate resources and assess performance based on consolidated financial results. During the years ended December 31, 2022, 2021 and 2020, approximately 97%, 97%, and 98%, respectively, of the Company’s revenues were derived from clients in the United States. As of December 31, 2022 and 2021, 25% and 33%, respectively, of the Company’s non-current assets were located outside the United States, the majority of which were comprised of goodwill and other intangible assets from acquisitions outside of the United States.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2016-13, which amended the guidance of ASC Topic 326, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, including trade receivables. The Company adopted this ASU on January 1, 2020 using a modified retrospective approach, which allows the impact of adoption to be recorded through a cumulative effect adjustment to retained earnings without restating comparative periods. The cumulative effect adjustment for adoption of ASU No. 2016-13 resulted in a decrease of $0.4 million in Accounts receivable, net, and a decrease of $0.3 million in Retained earnings, net of tax, as of January 1, 2020. Refer to Note 8, Allowance for Credit Losses, for additional disclosures resulting from the adoption of ASU No. 2016-13.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $2.1 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Notes described in Note 11, Long-Term Debt. The Company also recorded an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company's interest expense recognized has been reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the consolidated statement of cash flows. Upon adoption, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. For the three and twelve months ended December 31, 2022, shares used in computing diluted net income per share increased by 2.3 million and 2.2 million shares, respectively, due to the change from the treasury stock method to the if-converted method.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Subtopic 805), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers, rather than adjust them to fair value at the acquisition date. The Company adopted this ASU on July 1, 2022 and determined the impact of the new guidance on its financial statements was immaterial.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2022 and 2021 was $12.7 million and $8.2 million, respectively. Substantially all of the December 31, 2021 deferred revenue balance was recognized in revenue during the year ended December 31, 2022.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2022 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in thousands):

	Year Ended December 31, 2022
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$696,040	$—	$696,040
Fixed fee percent complete contracts	52,183	—	52,183
Fixed fee contracts	135,053	—	135,053
Reimbursable expenses	9,371	—	9,371
Total professional services fees	892,647	—	892,647
Other services revenue*	7,663	2,111	9,774
Total services	900,310	2,111	902,421
Software and hardware	—	2,641	2,641
Total revenues	$900,310	$4,752	$905,062

	Year Ended December 31, 2021
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$577,674	$—	$577,674
Fixed fee percent complete contracts	49,117	—	49,117
Fixed fee contracts	107,698	—	107,698
Reimbursable expenses	10,677	—	10,677
Total professional services fees	745,166	—	745,166
Other services revenue*	11,320	2,236	13,556
Total services	756,486	2,236	758,722
Software and hardware	—	2,305	2,305
Total revenues	$756,486	$4,541	$761,027

	Year Ended December 31, 2020
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$436,466	$—	$436,466
Fixed fee percent complete contracts	51,752	—	51,752
Fixed fee contracts	95,237	—	95,237
Reimbursable expenses	10,110	—	10,110
Total professional services fees	593,565	—	593,565
Other services revenue*	13,536	2,482	16,018
Total services	607,101	2,482	609,583
Software and hardware	—	2,550	2,550
Total revenues	$607,101	$5,032	$612,133

    * Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$875,298	$738,298	$599,236
Other countries	29,764	22,729	12,897
Total revenues	$905,062	$761,027	$612,133

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2022, a substantial portion of the services the Company provided were built on Adobe, Microsoft, IBM, Salesforce, Sitecore and Oracle platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 5% of total revenues for the year ended December 31, 2022, 4% of total revenues for the year ended December 31, 2021, and 5% of total revenues for the year ended December 31, 2020.

5. Stock-Based Compensation

Stock Plans

The Company’s Second Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 7.0 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2022, there were 0.9 million shares of Common Stock available for issuance under the Incentive Plan.

Restricted stock activity for the year ended December 31, 2022 was as follows (in thousands, except fair value information):

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2021	642	$55.34
Awards granted (1)	371	$75.76
Awards vested (2)	(361)	$46.68
Awards forfeited	(36)	$66.75
Restricted stock awards outstanding at December 31, 2022	616	$72.02

(1)The weighted average grant date fair value of shares granted during 2021 and 2020 was $76.48 and $41.07, respectively.
(2)The total fair value of restricted shares vested during the years ended December 31, 2022, 2021 and 2020 was $32.0 million, $44.1 million and $24.6 million, respectively.

The Company recognized $24.6 million, $23.1 million and $19.5 million of share-based compensation expense during 2022, 2021 and 2020, respectively, which included $4.4 million, $4.0 million and $3.4 million of expense for retirement savings plan contributions, respectively. The associated current and future income tax benefit recognized during 2022, 2021 and 2020 was $6.4 million, $3.8 million and $2.6 million, respectively. As of December 31, 2022, there was $33.5 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted-average period of two years. Restricted stock awards generally vest over a three-year service period.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. During the year ended December 31, 2022, 12,074 shares were purchased under the ESPP.

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

6. Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted average number of common shares outstanding and the number of equivalent shares which would be issued related to unvested restricted stock, warrants, and acquisition consideration using the treasury method, unless such additional equivalent shares are anti-dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2022	2021	2020
Net income	$104,392	$52,091	$30,181
Add back interest expense on convertible notes, net of tax (1)	2,261	—	—
Net income, diluted	$106,653	$52,091	$30,181

Basic:
Weighted-average shares of common stock outstanding	33,869	32,202	31,793
Shares used in computing basic net income per share	33,869	32,202	31,793

Effect of dilutive securities:
Restricted stock subject to vesting	270	559	417
Shares issuable for conversion of convertible senior notes (1)	2,422	1,564	52
Shares issuable for acquisition consideration (2)	50	198	254
Shares issuable for exercise of warrants	120	147	—
Shares used in computing diluted net income per share	36,731	34,670	32,516

Basic net income per share	$3.08	$1.62	$0.95
Diluted net income per share	$2.90	$1.50	$0.93

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
(2)For the year ended December 31, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos (as defined in Note 9 - Business Combinations); (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (vi) the Purchase Agreement with Inflection Point (as defined in Note 9 - Business Combinations); and (vii) the Purchase Agreement with Ameex (as defined in Note 9 - Business Combinations), as part of the consideration. For the year ended December 31, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with MedTouch; (iii) the Asset Purchase Agreement with Brainjocks; (iv) the Stock Purchase Agreement with the shareholders of PSL; (v) the Purchase Agreement with Talos; and (vi) the Stock Purchase Agreement with the shareholders of Overactive, as part of the consideration. For the year ended December 31, 2020, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with RAS & Associates, LLC; (ii) the Asset Purchase Agreement with Zeon; (iii) the Asset Purchase Agreement with Stone Temple Consulting Corporation (“Stone Temple”); (iv) the Asset Purchase Agreement with Sundog Interactive, Inc. (“Sundog”); (v) the Asset Purchase Agreement with

MedTouch; (vi) the Asset Purchase Agreement with Brainjocks; and (vii) the Stock Purchase Agreement with the shareholders of PSL, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Restricted stock subject to vesting	110	—	2
Convertible senior notes	—	1,980	4,451
Warrants related to the issuance of convertible senior notes	2,084	1,980	8,275
Total anti-dilutive securities	2,194	3,960	12,728

See Note 12, Long-term Debt, for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

Prior to 2022, the Company’s Board of Directors authorized the repurchase of up to $315.0 million of Company common stock through a stock repurchase program expiring December 31, 2022. On October 25, 2022, the Board of Directors authorized a $60.0 million expansion of the Company’s stock repurchase program for a total repurchase program of $375.0 million and extended the expiration date of the program from December 31, 2022 to December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $279.8 million (16.3 million shares) of outstanding common stock through December 31, 2022.

7. Balance Sheet Components

	December 31,
	2022	2021
	(In thousands)
Accounts receivable:
Billed accounts receivable, net	$134,523	$120,892
Unbilled revenues, net	67,775	56,710
Total	$202,298	$177,602

Other current assets:
Miscellaneous receivables	$2,896	$1,576
Contractual commitment asset	942	1,736
Federal/state income tax receivable	9,231	2,504
Other current assets	3,687	1,480
Total	$16,756	$7,296

Property and equipment:
Computer hardware (useful life of 3 years)	$26,302	$21,382
Furniture and fixtures (useful life of 5 years)	4,690	4,599
Leasehold improvements (useful life of 5 years)	7,693	7,850
Software (useful life of 1 to 7 years)	11,866	6,018
Less: Accumulated depreciation	(32,581)	(25,102)
Total	$17,970	$14,747

	December 31,
	2022	2021
	(In thousands)
Other non-current assets:
Non-current unbilled revenue	$1,632	$3,210
Company owned life insurance (“COLI”) asset	10,467	10,807
Long term deposits	1,929	1,653
Credit facility deferred finance fees, net	476	619
Other non-current assets	8,551	5,629
Deferred income taxes	18,061	1,340
Total	$41,116	$23,258

Other current liabilities:
Accrued variable compensation	$21,106	$31,244
Deferred revenues	12,690	8,167
Estimated fair value of contingent consideration liability (Note 9)	32,702	21,644
Current operating lease liabilities	10,334	11,543
Payroll related costs	8,888	9,523
Professional fees	2,155	1,727
Accrued medical claims expense	2,901	2,605
Accrued IT expenses	4,277	1,776
Other current liabilities	9,727	5,648
Total	$104,780	$93,877

Other non-current liabilities:
Deferred income taxes	$8,686	$13,075
Other non-current liabilities	5,851	3,462
Reserve for uncertain tax positions	17,516	19,127
Non-current software accrual	2,146	2,710
Deferred compensation liability	9,316	9,458
Total	$43,515	$47,832

8. Allowance for Credit Losses

In accordance with ASC Topic 326, Financial Instruments - Credit Losses, the Company evaluates its allowance based on expected losses rather than incurred losses, which is known as the current expected credit loss model. The allowance is determined using the loss rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

Activity in the allowance for credit losses is summarized as follows for the years presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at December 31	$2,944	$1,065	$464
Impact of ASU No. 2016-13 adoption	—	—	423
Opening balance at January 1	2,944	1,065	887
Charges to expense, net of recoveries	3,646	1,801	855
Other (1)	(837)	78	(677)
Balance at December 31	$5,753	$2,944	$1,065

(1)Other is primarily related to uncollected balances written off, business acquisitions and currency translation adjustments.

9. Business Combinations

2022 Acquisitions

On October 11, 2022, the Company acquired all of the outstanding capital stock of Ameex Technologies Corporation (“Ameex”). Ameex is a digital experience consultancy headquartered in Schaumburg, Illinois, with offshore operations located in Chennai, India. The acquisition of Ameex strengthened the Company’s global delivery capabilities, enhanced agile software design, and further expanded our operations in India. Ameex added more than 400 professionals and strategic client relationships across several industries. The Company’s total allocable purchase price consideration was $36.4 million, net of cash acquired. The Company incurred approximately $1.7 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

On September 7, 2022, the Company acquired all of the outstanding capital stock of Inflection Point Systems, Inc. (“Inflection Point”). Inflection Point is a software consulting and product development firm with nearshore operations based in Monterrey, Mexico, and headquarters in Columbia, Maryland. The acquisition of Inflection Point strengthened the Company’s nearshore delivery capacity, enhanced our digital capabilities, and further expanded our operations across Latin America. Inflection Point added more than 200 professionals and strategic client relationships with customers across several industries. The Company’s total allocable purchase price consideration was $52.8 million, net of cash acquired. The Company incurred approximately $1.6 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration for the 2022 acquisitions consisted of the following (in millions):

	Ameex		Inflection Point
Cash, net of cash acquired	$26.2		$44.6
Company common stock issued at closing	4.2		3.0
Contingent consideration (1)	4.2	(2)	6.6	(3)
Net working capital adjustment due to the seller(s)	1.8		(1.4)
Total allocable purchase price consideration	$36.4		$52.8

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the applicable closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Ameex acquisition is $5.7 million. As of December 31, 2022, the fair value of the contingent consideration was $4.3 million.
(3)The maximum cash payout that may be realized by the sellers in the Inflection Point acquisition is $13.0 million. As of December 31, 2022, the fair value of the contingent consideration was $6.6 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Ameex	Inflection Point
Acquired tangible assets	$7.3	$3.4
Identified intangible assets	13.2	20.0
Liabilities assumed	(5.2)	(9.3)
Goodwill	21.1	38.7
Total allocable purchase price	$36.4	$52.8

The following table presents details of the intangible assets acquired during the year ended December 31, 2022 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate acquisitions
Customer relationships	10 years	10 years	$29.9
Customer backlog	1 year	1 year	2.7
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.3
Total acquired intangible assets			$33.2

The above purchase price accounting estimates for Ameex and Inflection Point are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

The aggregate amounts of revenue and net income of the Ameex and Inflection Point acquisitions included in the Company’s Consolidated Statements of Operations from the respective acquisition dates to December 31, 2022 are as follows (in thousands):

Acquisition Date to December 31, 2022
Revenues	$9,452
Net income (loss)	$(445)

2021 Acquisitions

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthened the Company’s global delivery capabilities, and enhanced its nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $27.8 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $7.5 million.

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

The acquisition date fair value of the consideration for the 2021 acquisitions consisted of the following (in millions):

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
(2)The maximum cash payout that may be realized by the sellers in the Talos acquisition is $10.6 million. As of December 31, 2022, the fair value of the contingent consideration was $10.6 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations to increase the liability $1.4 million during the year ended December 31, 2022.

(3)The maximum cash payout that may be realized by the sellers in the Overactive acquisition is $14.4 million. As of December 31, 2022, the fair value of the contingent consideration was $11.2 million. The Company recorded a pre-tax adjustment in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations to decrease the liability $1.6 million during the year ended December 31, 2022.

The Company has allocated the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Talos	Overactive
Acquired tangible assets	$2.3	$13.8
Identified intangible assets	8.1	35.0
Liabilities assumed	(1.8)	(18.9)
Goodwill	19.2	80.4
Total allocable purchase price	$27.8	$110.3

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

The results of the 2020, 2021 and 2022 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with PSL and Overactive for the years ended December 31, 2022, 2021, and 2020 after giving effect to certain pro-forma adjustments and assuming PSL was acquired as of the beginning of 2019 and Overactive was acquired as of the beginning of 2020. These unaudited pro-forma results include adjustments for PSL from January 1, 2019 through December 31, 2020 and adjustments for Overactive from January 1, 2020 through December 31, 2021. Pro-forma results of operations have not been presented for MedTouch, Brainjocks, Talos, Inflection Point, or Ameex because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

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

	Year Ended December 31,
	2021	2020
Revenues	$794,158	$658,228
Net income	$52,621	$32,424
Basic net income per share	$1.63	$1.01
Diluted net income per share	$1.52	$0.99
Shares used in computing basic net income per share	32,222	31,964
Shares used in computing diluted net income per share	34,689	32,620

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the year ended December 31, 2022.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in Amortization in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the year ended December 31, 2022.

Goodwill

Activity related to goodwill consisted of the following (in millions):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$515.2	$427.9
Purchase price allocations and measurement period adjustments for acquisitions	60.8	96.7
Effect of foreign currency translation adjustments	(10.8)	(9.4)
Balance, end of year	$565.2	$515.2

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in thousands):

	Year Ended December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$151,926	$(68,434)	$83,492	$125,433	$(51,253)	$74,180
Non-compete agreements	1,719	(986)	733	1,444	(736)	708
Customer backlog	2,661	(734)	1,927	3,025	(741)	2,284
Trade name	941	(692)	249	683	(155)	528
Developed software	7,754	(5,218)	2,536	6,982	(3,405)	3,577
Total	$165,001	$(76,064)	$88,937	$137,567	$(56,290)	$81,277

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $24.5 million, $23.5 million and $22.9 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in thousands):

2023	$19,826
2024	$14,479
2025	$11,554
2026	$9,522
2027	$7,277
Thereafter	$26,279

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service. For 2022, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant. The Company recognized $10.2 million, $8.7 million and $6.8 million of expense for the matching cash and Company stock contribution in 2022, 2021 and 2020, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2022 and 2021, the deferred compensation liability balance was $9.4 million and $9.8 million, respectively. The Company funds the deferred compensation plan through COLI policies. As of December 31, 2022 and 2021, the COLI asset balance was $10.5 million and $10.8 million, respectively.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2022 and 2021, the defined benefit plan liability, which is unfunded, was immaterial.

12. Long-term Debt

Revolving Credit Facility

On May 7, 2021, the Company entered into an Amended and Restated Credit Agreement (the "2021 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2021 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $200.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2021 Credit Agreement become due and payable no later than the final maturity date of May 7, 2026. As of December 31, 2022 and 2021, there were no outstanding balances under the 2021 Credit Agreement. The Company incurred $0.6 million of deferred finance fees as a result of the 2021 Credit Agreement during the twelve months ended December 31, 2021. The Company did not incur any additional deferred finance fees during the twelve months ended December 31, 2022.

The 2021 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2022, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2021 Credit Agreement bear interest at the Company’s option of the prime rate (7.50% on December 31, 2022) plus a margin ranging from 0.00% to 1.00% or one-month LIBOR (4.39% on December 31, 2022) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2022, the Company had $199.8 million of unused borrowing capacity.

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

At December 31, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

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

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of the 2025 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $7.3 million, were $222.7 million. The Company used (i) $172.0 million of the net proceeds to partially repurchase the 2023 Notes (as defined and described below), and (ii) $26.7 million of the net proceeds to fund the cost of entering into the 2025 Notes Hedges (as defined and described below), after such cost was partially offset by the proceeds that the Company received from entering into the 2025 Notes Warrants (as defined and described below). The remaining proceeds of $24.0 million were used for working capital or other general corporate purposes.

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

In November and December 2021, the Company repurchased a portion of the outstanding 2025 Notes through individual, privately negotiated transactions (the “2025 Notes Partial Repurchase”), leaving 2025 Notes with aggregate principal amount of $23.3 million outstanding as of December 31, 2021. The Company used $311.5 million of the net proceeds from the 2026 Notes issuance in November 2021, 1,640,152 shares of the Company’s common stock, and $44.0 million of additional cash in December 2021 to complete the 2025 Notes Partial Repurchase, of which a total of $197.4 million and $400.5 million were allocated to the liability and equity components of the 2025 Notes, respectively, and $0.7 million was related to the payment of interest. The amount allocated to equity was partially offset by the associated deferred tax effect of $2.0 million. The consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of approximately 3.5%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment of $21.9 million, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs of $3.8 million. A $6.8 million inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms was included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations, during the year ended December 31, 2021.

Upon adoption of ASU 2020-06 under the modified retrospective method of transition, the Company recorded a $0.9 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the 2025 Notes. The Company also recorded an increase to long-term debt, net of $3.6 million, a net change in the deferred tax balance of $0.9 million, and a decrease to additional paid-in capital of $3.6 million due to no longer separating the embedded conversion feature of the 2025 Notes. During 2022, when the 2025 Notes were convertible in accordance with their terms, one of the holders of the 2025 Notes submitted a request for conversion. The conversion was immaterial and was settled in cash in December 2022, leaving 2025 Notes with aggregate principal amount of $23.3 million outstanding as of December 31, 2022.

Convertible Senior Notes due 2023

On September 11, 2018, the Company issued $143.8 million aggregate principal amount of the 2023 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The net proceeds from the offerings, after deducting the initial purchasers’ discount and issuance costs of $4.4 million, were $139.4 million.

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

During the year ended December 31, 2022, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on December 30, 2022 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending March 31, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the liability component of the 2025 Notes as long-term debt on the Consolidated Balance Sheet as of December 31, 2022. As of the date of this filing, none of the holders of the 2025 Notes have submitted requests for conversion subsequent to December 31, 2022. As of December 31, 2022, none of the conditions permitting holders to convert their 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2026 Notes. Based on the closing price of the Company's common stock of $69.83 per share on December 31, 2022, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The liability components of the 2026 Notes and 2025 Notes consisted of the following (in thousands):

	December 31, 2022
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,258
Less: Unamortized debt issuance costs	(8,289)	(382)
Net carrying amount	$371,711	$22,876

	December 31, 2021
Liability component:	2026 Notes	2025 Notes
Principal	$380,000	$23,293
Less: Unamortized debt discount (1)	(64,413)	(3,724)
Unamortized debt issuance costs	(8,613)	(417)
Net carrying amount	$306,974	$19,152

(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Interest expense for the years ended December 31, 2022, 2021 and 2020 related to the 2026 Notes and 2025 Notes consisted of the following (in thousands):

2026 Notes

	Year Ended December 31,
	2022	2021	2020
Coupon interest	$476	$69	$—
Amortization of debt discount (1)	—	$1,738	—
Amortization of debt issuance costs	2,140	$260	—
Total interest expense recognized	$2,616	$2,067	$—

2025 Notes

	Year Ended December 31,
	2022	2021	2020
Coupon interest	$292	$2,521	$1,094
Amortization of debt discount (1)	—	7,780	3,254
Amortization of debt issuance costs	148	1,008	438
Total interest expense recognized	$440	$11,309	$4,786

(1) As noted above, prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes, 2025 Notes, and 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges”, the “2025 Notes Hedges”, and the “2023 Notes Hedges,” respectively, and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). Upon initial purchase, the 2026 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. The 2025 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 4.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025

Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments. Upon initial purchase, the 2025 Notes Hedges and 2026 Notes Hedges were recorded as a reduction in additional paid-in capital within stockholders’ equity of $48.9 million and $66.1 million, respectively, partially offset by the deferred tax effect of $12.6 million and $16.8 million, respectively. In August and November 2020, in connection with the 2023 Notes Partial Repurchase, the Company terminated 2023 Notes Hedges corresponding to approximately 3.7 million shares for cash proceeds of $50.1 million. In August 2021, in connection with the Final 2023 Notes Repurchase, the Company terminated the remainder of the 2023 Notes Hedges corresponding to approximately 0.1 million shares for cash proceeds of $6.1 million. In November and December 2021, in connection with the 2025 Notes Partial Repurchase, the Company partially repurchased 2025 Notes Hedges corresponding to approximately 4.0 million shares for cash proceeds of $375.2 million. The proceeds were recorded as an increase to additional paid-in capital within stockholders’ equity.

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

13. Income Taxes

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$28,242	$16,006	$6,010
State	8,773	2,767	2,433
Foreign	7,499	4,281	3,293
Total current	44,514	23,054	11,736

Deferred:
Federal	(4,734)	(8,285)	574
State	(1,461)	(2,425)	171
Foreign	(1,750)	(1,952)	(2,333)
Total deferred	(7,945)	(12,662)	(1,588)
Total provision for income taxes	$36,569	$10,392	$10,148

The components of pretax income for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$122,525	$56,299	$36,747
Foreign	18,436	6,184	3,582
Total	$140,961	$62,483	$40,329

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities	$14,234	$7,044
Operating lease liabilities	7,450	6,365
Allowance for doubtful accounts	1,458	605
Foreign exchange adjustment	4,835	1,257
Net operating losses	35	118
Deferred compensation liability	3,187	1,786
Capitalized research expenditures	25,220	—
Interest limitation	—	8,107
Total deferred tax assets	56,419	25,282
Deferred tax liabilities:
Prepaid expenses	1,343	1,081
Operating lease right-of-use assets	6,954	5,812
Goodwill and intangible assets	36,021	28,534
Fixed assets	2,726	1,614
Total deferred tax liabilities	47,044	37,041
Net deferred tax asset (liability)	$9,375	$(11,759)

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

As of December 31, 2022, the Company had U.S. federal tax gross net operating loss carry forwards of approximately $0.1 million that will begin to expire in 2023 if not utilized. Utilization of net operating losses may be subject to an annual limitation due to the “change in ownership” provisions of the Code. The annual limitation may result in the expiration of net operating losses before utilization.

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	3.2	5.2
Effect of foreign operations	1.3	1.7	0.5
Stock compensation	0.7	(5.2)	(0.3)
Non-deductible acquisition costs	0.2	1.0	3.1
Research and development tax credit	(1.9)	(4.8)	(3.9)
Other	0.1	(0.3)	(0.4)
Effective tax rate	25.9%	16.6%	25.2%

The effective income tax rate increased to 25.9% for the year ended December 31, 2022 from 16.6% for the year ended December 31, 2021 primarily due to a decrease in stock compensation deductions and a decrease in research credit benefit compared to the prior year.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested, except in certain designated jurisdictions. We have not recognized a deferred tax liability on the undistributed earnings that are considered indefinitely reinvested. If these earnings were distributed, we would be subject to non-U.S. withholding taxes. As of December 31, 2022, undistributed earnings of approximately $19.8 million were indefinitely reinvested in foreign operations and the unrecognized deferred tax liability on these undistributed earnings was approximately $2.1 million.

As of December 31, 2022, the Company had unrecognized tax benefits of $19.0 million, which would have had a $14.3 million impact on the effective rate, if recognized. As of December 31, 2021, the Company had unrecognized tax benefits of $17.0 million, which would have a $12.2 million impact on the effective rate, if recognized.

A reconciliation of beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$16,988	$7,084
Additions based on tax positions related to current year	2,522	6,934
Additions based on tax positions related to prior years	580	2,970
Reduction due to statute of limitations	(797)	—
Settlements with taxing authorities	(278)	—
Balance at end of year	$19,015	$16,988

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision. For the years ended December 31, 2022 and 2021, we recognized interest expense of approximately $0.8 million and $0.4 million, respectively. As of December 31, 2022 and 2021, interest and penalties accrued were $2.4 million and $2.1 million, respectively.

The Company’s 2016-2019 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits of $5.7 million on the Company’s 2011 through 2015 U.S. income tax returns. As of December 31, 2022, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.9 million over the next 12 months. The anticipated reduction relates to potential settlements with tax authorities. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2011 through 2022 is $33.0 million.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $1.8 million during the year ended December 31, 2022, a net loss of $1.2 million during the year ended December 31, 2021, and a net gain of $0.7 million during the year ended December 31, 2020. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in thousands):

	December 31,
	2022	2021
Derivatives not designated as hedges
Foreign exchange contracts	$30,967	$24,223
Total derivatives not designated as hedges	$30,967	$24,223

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2022 and December 31, 2021, $8.4 million and $12.1 million, respectively of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. Refer to Note 11, Employee Benefit Plans, for the fair value of the COLI asset as of December 31, 2022 and 2021.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2022 and 2021 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. For acquisitions during the year ended December 31, 2022, key unobservable inputs included revenue growth rates, which ranged from 16% to 43%, and volatility rates, which were 9% for revenue and ranged from 22% to 23% for earnings. For acquisitions during the year ended December 31, 2021, key observable inputs included revenue growth rates, which ranged from 36% to 76%, and volatility rates, which ranged from 5% to 6% for revenue and were 17% for earnings. An increase in future revenue and earnings may result in a higher estimated fair value while a decrease in future revenue and earnings may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2022 and 2021.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less issuance costs, and are not carried at fair value at each period end. Prior to the adoption of ASU 2020-06, the debt discount was calculated at a market interest rate for nonconvertible debt at the time of issuance, which represented a Level 3 fair value measurement based on inputs that ranged from 5.2% to 7.9% for the 2025 Notes and 3.8% to 4.0% for the 2026 Notes. The approximate fair value of the 2026 Notes as of December 31, 2022 and 2021 was $295.5 million and $363.6 million, respectively. The approximate fair value of the 2025 Notes as of December 31, 2022 and 2021 was $33.8 million and $59.6 million, respectively. As of December 31, 2022, the 2023 Notes have been fully repurchased. The fair values were estimated on the basis of inputs that are observable in the market and are considered a Level 2 fair value measurement.

16. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years.

The following discussion relates to the Company’s lease accounting policy, effective January 1, 2019, under ASC Topic 842.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. In determining the expected lease term, the majority of the Company’s renewal options are not reasonably certain based on conditions of the Company’s existing leases and its overall business strategies. The Company will periodically reassess expected lease terms based on significant triggering events or compelling economic reasons to exercise renewal options. The Company utilizes its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2022	December 31, 2021
Other current liabilities	$10,334	$11,543
Operating lease liabilities	18,528	23,898
Total	$28,862	$35,441

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

December 31, 2022
2023	$8,151
2024	7,803
2025	5,683
2026	3,298
2027	2,969
Thereafter	3,089
Total future lease payments	30,993
Less implied interest	(2,131)
Total	$28,862

Operating lease expense for the years ended December 31, 2022, 2021, and 2020 was $13.0 million, $13.0 million, and $12.2 million respectively, of which $1.6 million, $1.3 million, and $1.5 million related to variable lease payments. Short term lease payments were immaterial for the years ended December 31, 2022, 2021 and 2020. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended December 31, 2022, 2021 and 2020 were $11.5 million, $10.3 million, and $10.8 million, respectively. ROU assets obtained in exchange for lease liabilities during the years ended December 31, 2022, 2021, and 2020 were $4.2 million, $5.4 million, and $20.1 million, respectively. The weighted average remaining lease term of the Company’s operating leases as of December 31, 2022, 2021 and 2020 was 4 years, 4 years, and 5 years, respectively, and the weighted average incremental borrowing rate as of December 31, 2022, 2021 and 2020 was 3.3%, 3.3%, and 3.5%, respectively.

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

18. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2022 and 2021. The quarterly operating results are not necessarily indicative of future results of operations (in thousands except per share data).

	Three Months Ended,
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(Unaudited)
Total revenues	$222,111	$222,738	$227,614	$232,599
Total cost of revenues	138,518	136,762	136,416	141,007
Income from operations	34,170	39,539	33,220	37,346
Income before income taxes	33,050	38,581	32,584	36,746
Net income	27,136	27,782	23,015	26,459
Basic net income per share	0.80	0.82	0.68	0.78
Diluted net income per share	0.75	0.77	0.64	0.74

	Three Months Ended,
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(Unaudited)
Total revenues	$169,341	$184,136	$192,820	$214,730
Total cost of revenues	106,062	113,180	118,260	131,311
Income from operations	20,206	26,094	28,014	31,618
Income (loss) before income taxes	16,788	22,718	24,180	(1,203)
Net income	13,593	16,573	17,396	4,529
Basic net income per share	0.43	0.52	0.54	0.14
Diluted net income per share	0.41	0.49	0.48	0.13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Inflection Point Systems, Inc. and its subsidiary (collectively, Inflection Point Systems) in September 2022 and Ameex Technologies Corporation and its subsidiaries (Ameex) in October 2022 (the acquired businesses), and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, the acquired businesses’ internal control over financial reporting associated with 1% of total assets excluding goodwill and other intangible assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

Change in Accounting Principle

As discussed in Notes 2, 6, and 12 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2022, due to the adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of the customer relationships intangible asset related to the acquisition of Inflection Point Systems

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company makes certain assumptions and judgments in determining fair value measurements for business acquisitions. During the year ended December 31, 2022, the Company consummated two business acquisitions. These acquisitions resulted in the recognition of customer relationships intangible assets of $29.9 million.

We identified the evaluation of the fair value of the customer relationships intangible asset related to the Inflection Point Systems acquisition as a critical audit matter. Evaluating the fair value involved a high degree of subjective auditor judgment related to the use of certain assumptions in the specific valuation model. The key assumptions used within the valuation model included forecasts of projected revenues and customer attrition rates. In addition, changes in these assumptions could have a significant impact on the fair value of the customer relationships intangible asset in the Inflection Point Systems acquisition.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for the Inflection Point Systems acquisition, including controls related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rates used by the Company by comparing the assumptions to the acquiree’s historical performance and to the growth rates of peer companies. We compared the forecasts of projected revenues to industry data. We also involved valuation professionals with specialized skills and knowledge, who assisted us in evaluating customer attrition rates used by the Company to value the customer relationships intangible asset compared to historical customer attrition rates as well as qualitative factors such as the acquiree’s industry and customer base.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
February 28, 2023

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The Company acquired Inflection Point in September 2022, and Ameex in October 2022 (the “Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The Acquired Businesses represented 1% of the Company’s total assets excluding goodwill and other intangible assets and 1% of the Company’s total revenues, as of and for the year ended December 31, 2022.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2022 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2022, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspection.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	58	Chairman of the Board and Chief Executive Officer
Thomas J. Hogan	46	President and Chief Operating Officer
Paul E. Martin	62	Chief Financial Officer, Treasurer and Assistant Secretary

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

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Composition and Meetings of the Board of Directors and Committees.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

Information on this subject is found in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Composition and Meetings of the Board of Directors and Committees” and incorporated herein by reference.

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
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

2.2
Stock Purchase Agreement dated as of June 17, 2020, by and among Perficient, Inc., Perficient UK Limited, Productora de Software S.A.S., each of the Shareholders and the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 30, 2020 and incorporated herein by reference

2.3
Stock Purchase Agreement dated as of October 15, 2021, by and among Perficient, Inc., Perficient UK Limited, Izmul S.A., each of the Shareholders of Izmul S.A. and the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference

3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

4.2
Description of Securities, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

4.3
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.5
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.6
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2†
Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 14, 2014 and incorporated herein by reference

10.3†
Second Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 28, 2017 and incorporated herein by reference

10.4†
Fourth Amended and Restated Employment Agreement with Chief Executive Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 25, 2021 and incorporated herein by reference

10.5†
Third Amended and Restated Employment Agreement with Chief Financial Officer of Perficient, Inc., effective as of January 1, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on October 29, 2020 and incorporated herein by reference

10.6†
Second Amended and Restated Employment Agreement with Chief Operating Officer of Perficient, Inc., effective as of February 23, 2021, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020 filed February 25, 2021 and incorporated herein by reference

10.7
Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners and the other lenders parties thereto, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed May 7, 2021 and incorporated herein by reference

10.8†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.9†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.10†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.11†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.12†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.13†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.14
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.15
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.16
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.17
Form of Warrant Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.18	Form of Exchange Agreement, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference
21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

		By:	/s/ Paul E. Martin
Date:	February 28, 2023		Paul E. Martin
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

Signature	Title	Date

/s/ Jeffrey S. Davis	Chairman of the Board and Chief Executive Officer	February 28, 2023
Jeffrey S. Davis	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 28, 2023
Paul E. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Romil Bahl	Director	February 28, 2023
Romil Bahl

/s/ Ralph C. Derrickson	Director	February 28, 2023
Ralph C. Derrickson

/s/ David S. Lundeen	Director	February 28, 2023
David S. Lundeen

/s/ Brian L. Matthews	Director	February 28, 2023
Brian L. Matthews

/s/ Nancy C. Pechloff	Director	February 28, 2023
Nancy C. Pechloff

/s/ Gary M. Wimberly	Director	February 28, 2023
Gary M. Wimberly