Form 10-Q
period 2023-03-31
PERFICIENT INC
filed 2023-05-02
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

As of April 25, 2023, there were 34,838,170 shares of Common Stock outstanding.

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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$40,995	$30,130
Accounts receivable, net	183,455	202,298
Prepaid expenses	6,822	6,432
Other current assets	9,549	16,756
Total current assets	240,821	255,616
Property and equipment, net	16,785	17,970
Operating lease right-of-use assets	26,249	27,088
Goodwill	569,390	565,161
Intangible assets, net	83,746	88,937
Other non-current assets	44,864	41,116
Total assets	$981,855	$995,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,529	$24,351
Other current liabilities	67,591	104,780
Total current liabilities	82,120	129,131
Long-term debt, net	395,159	394,587
Operating lease liabilities	20,313	18,528
Other non-current liabilities	46,084	43,515
Total liabilities	$543,676	$585,761
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,275,043 shares issued and 34,159,022 shares outstanding as of March 31, 2023; 53,082,010 shares issued and 34,071,750 shares outstanding as of December 31, 2022)	53	53
Additional paid-in capital	410,959	403,866
Accumulated other comprehensive loss	(15,747)	(17,519)
Treasury stock, at cost (19,116,021 shares as of March 31, 2023; 19,010,260 shares as of December 31, 2022)	(362,149)	(354,536)
Retained earnings	405,063	378,263
Total stockholders’ equity	438,179	410,127
Total liabilities and stockholders’ equity	$981,855	$995,888

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$231,408	$222,111

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	144,212	138,518
Selling, general and administrative	43,920	42,251
Depreciation	2,305	1,873
Amortization	5,817	5,979
Acquisition costs	79	299
Adjustment to fair value of contingent consideration	(2,026)	(979)
Income from operations	37,101	34,170

Net interest expense	505	887
Net other expense	75	233
Income before income taxes	36,521	33,050
Provision for income taxes	9,721	5,914

Net income	$26,800	$27,136

Basic net income per share	$0.79	$0.80
Diluted net income per share	$0.75	$0.75
Shares used in computing basic net income per share	33,914	33,843
Shares used in computing diluted net income per share	36,697	36,839

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$26,800	$27,136
Other comprehensive income:
Foreign currency translation adjustment, net of tax	1,772	3,806
Comprehensive income	$28,572	$30,942

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Common Stock
Beginning of period	$53	$53
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—
End of period	53	53
Additional Paid-in Capital
Beginning of period	403,866	423,235
Proceeds from the sales of stock through the Employee Stock Purchase Plan	240	282
Stock compensation related to restricted stock vesting and retirement savings plan contributions	6,853	5,917
Cumulative effect of accounting changes (See Note 3)	—	(51,507)
End of period	410,959	377,927
Accumulated Other Comprehensive Loss
Beginning of period	(17,519)	(5,843)
Foreign currency translation adjustment	1,772	3,806
End of period	(15,747)	(2,037)
Treasury Stock
Beginning of period	(354,536)	(324,412)
Purchases of treasury stock and buyback of shares for taxes	(7,449)	(8,988)
Stock reacquired for escrow claim	(164)	—
End of period	(362,149)	(333,400)
Retained Earnings
Beginning of period	378,263	271,732
Cumulative effect of accounting changes (See Note 3)	—	2,139
Net income	26,800	27,136
End of period	405,063	301,007
Total Stockholders’ Equity	$438,179	$343,550

	Three Months Ended
	March 31,
Common Stock, shares	2023	2022
Beginning of period	34,072	33,881
Sales of stock through the Employee Stock Purchase Plan	4	2
Stock compensation related to restricted stock vesting and retirement savings plan contributions	20	219
Purchases of treasury stock and buyback of shares for taxes	(106)	(84)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	171	—
Stock reacquired for escrow claim	(2)	—
End of period	34,159	34,018

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$26,800	$27,136
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,305	1,873
Amortization	5,817	5,979
Deferred income taxes	(1,885)	4,087
Non-cash stock compensation and retirement savings plan contributions	6,674	5,706
Amortization of debt issuance costs	608	608
Adjustment to fair value of contingent consideration for purchase of businesses	(2,026)	(979)

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	18,784	(8,433)
Other assets	5,705	(1,542)
Accounts payable	(9,909)	(4,295)
Other liabilities	(11,542)	(18,966)
Net cash provided by operating activities	41,331	11,174

Investing Activities
Purchase of property and equipment	(1,015)	(2,472)
Capitalization of internally developed software costs	(328)	(175)
Purchase of businesses, net of cash acquired	28	(67)
Net cash used in investing activities	(1,315)	(2,714)

Financing Activities
Payment for credit facility financing fees	(683)	—
Payment of contingent consideration for purchase of business	(21,530)	—
Proceeds from the sale of stock through the Employee Stock Purchase Plan	240	282
Purchases of treasury stock	(2,395)	—
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,054)	(8,988)
Net cash used in financing activities	(29,422)	(8,706)
Effect of exchange rate on cash and cash equivalents	271	11
Change in cash and cash equivalents	10,865	(235)
Cash and cash equivalents at beginning of period	30,130	24,410
Cash and cash equivalents at end of period	$40,995	$24,175

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures:
Cash paid for income taxes	$1,553	$2,363
Cash paid for interest	$136	$226

Non-Cash Investing Activity:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$(164)	$—

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

Through March 31, 2023, the Company had not experienced a material impact to its business, operations or financial results as a result of health emergencies and pandemics. However, the Company’s operating results for the three months ended March 31, 2023 are not necessarily indicative of future results, particularly in light of the health emergencies and pandemics and the related effects on domestic and global economies. For more information, refer to the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

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

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2023 and December 31, 2022 was $11.3 million and $12.7 million, respectively. During the three months ended March 31, 2023, $8.2 million was recognized in revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2023 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in millions):

	Three Months Ended March 31,
	2023			2022
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$175.5	$—	$175.5	$171.6	$—	$171.6
Fixed fee percent complete contracts	14.8	—	14.8	14.4	—	14.4
Fixed fee contracts	36.3	—	36.3	31.2	—	31.2
Reimbursable expenses	2.5	—	2.5	2.0	—	2.0
Total professional services fees	229.1	—	229.1	219.2	—	219.2
Other services revenue*	1.4	0.3	1.7	1.9	0.3	2.2
Total services	230.5	0.3	230.8	221.1	0.3	221.4
Software and hardware	—	0.6	0.6	—	0.7	0.7
Total revenues	$230.5	$0.9	$231.4	$221.1	$1.0	$222.1

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in millions):

	Three Months Ended March 31,
	2023	2022
United States	$223.5	$214.7
Other countries	7.9	7.4
Total revenues	$231.4	$222.1

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

Restricted Stock Awards (“RSAs”)

The Company’s Second Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 7.0 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2023, there were 0.7 million shares of common stock available for issuance under the Incentive Plan. On February 21, 2023, the Company’s Board of Directors approved a Third Amended and Restated 2012 Long Term Incentive Plan and approved the submission of the plan to the stockholders for approval at the 2023 annual meeting of the stockholders. If approved by the stockholders, an additional 1.5 million shares of common stock will be available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2023 was $6.8 million, which included $1.1 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.8 million for the three months ended March 31, 2023. Stock-based compensation cost recognized for the three months ended March 31, 2022 was $5.9 million, which included $1.1 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.1 million for the three months ended March 31, 2022. As of March 31, 2023, there was $44.8 million of total unrecognized compensation cost related to non-vested share-based awards with a weighted-average remaining life of two years.

Restricted stock activity for the three months ended March 31, 2023 was as follows (shares in thousands):

	RSAs (Shares)	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2022	616	$72.02
Awards granted	237	73.49
Awards vested	(171)	64.50
Awards forfeited	(9)	72.04
Restricted stock awards outstanding at March 31, 2023	673	$74.45

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2023	2022
Net income, basic	$26,800	$27,136
Add back interest expense on convertible notes, net of tax	$560	$627
Net income, diluted	$27,360	$27,763

Basic:
Weighted-average shares of common stock outstanding	33,914	33,843
Shares used in computing basic net income per share	33,914	33,843
Effect of dilutive securities:
Restricted stock subject to vesting	154	372
Shares issuable for acquisition consideration (1)	199	102
Shares issuable for conversion of convertible senior notes	2,430	2,431
Shares issuable for exercise of warrants	—	91
Shares used in computing diluted net income per share	36,697	36,839

Basic net income per share	$0.79	$0.80
Diluted net income per share	$0.75	$0.75

(1)For the three months ended March 31, 2023, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”); (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc. (“Inflection Point”); and (vii) the Purchase Agreement with Ameex Technologies Corporation (“Ameex”), as part of the consideration. For the three months ended March 31, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with Brainjocks; (iii) the Stock Purchase Agreement with the shareholders of PSL; (iv) the Purchase Agreement with Talos; and (v) the Stock Purchase Agreement with the shareholders Overactive, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Restricted stock subject to vesting	276	80
Warrants related to the issuance of convertible senior notes	2,431	1,980
Total anti-dilutive securities	2,707	2,060

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $282.2 million (16.4 million shares) of outstanding common stock through March 31, 2023.

7. Balance Sheet Components

	March 31, 2023 (unaudited)	December 31, 2022
Accounts receivable:	(in millions)
Billed accounts receivable, net	$105.1	$134.5
Unbilled revenues, net	78.4	67.8
Total	$183.5	$202.3

Other current assets:
Miscellaneous receivables	$4.4	$2.9
Contractual commitment asset	2.0	0.9
Federal/state income tax receivable	—	9.2
Other current assets	3.1	3.8
Total	$9.5	$16.8

Property and equipment:
Computer hardware (useful life of 3 years)	$25.6	$26.3
Software (useful life of 1 to 7 years)	12.3	11.9
Furniture and fixtures (useful life of 5 years)	4.6	4.7
Leasehold improvements (useful life of 5 years)	7.7	7.7
Less: Accumulated depreciation	(33.4)	(32.6)
Total	$16.8	$18.0

Other non-current assets:
Non-current unbilled revenue	$1.4	$1.6
Company owned life insurance (“COLI”) asset	11.1	10.5
Long term deposits	1.8	1.9
Credit facility deferred finance fees, net	1.2	0.5
Other non-current assets	10.4	8.5
Deferred income taxes	19.0	18.1
Total	$44.9	$41.1

Other current liabilities:
Estimated fair value of contingent consideration liability (Note 9)	$8.9	$32.7
Accrued variable compensation	11.2	21.1
Current operating lease liabilities	7.6	10.3
Payroll related costs	8.9	8.9
Deferred revenues	11.3	12.7
Other current liabilities	9.6	9.7
Accrued medical claims expense	2.4	2.9
Professional fees	2.1	2.2
Accrued IT expenses	5.6	4.3
Total	$67.6	$104.8

Other non-current liabilities:
Deferred income taxes	$8.5	$8.7
Reserve for uncertain tax positions	18.5	17.5
Deferred compensation liability	10.4	9.3
Other non-current liabilities	6.7	5.9
Non-current software accrual	2.0	2.1
Total	$46.1	$43.5

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

Activity in the allowance for credit losses is summarized as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Opening balance at January 1	$5.8	$2.9
Charges to expense, net of recoveries	—	0.3
Other (1)	(1.2)	—
Balance at March 31	$4.6	$3.2

(1) Other is primarily related to uncollected balances written off, business acquisitions, and currency translation adjustments.

9. Business Combinations

2022 Acquisitions

On October 11, 2022, the Company acquired all of the outstanding capital stock of Ameex. Ameex is a digital experience consultancy headquartered in Schaumburg, Illinois, with offshore operations located in Chennai, India. The acquisition of Ameex strengthened the Company’s global delivery capabilities, enhanced agile software design, and further expanded our operations in India. Ameex added more than 400 professionals and strategic client relationships across several industries. The Company’s total allocable purchase price consideration was $36.9 million, net of cash acquired. The Company incurred approximately $1.7 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

On September 7, 2022, the Company acquired all of the outstanding capital stock of Inflection Point. Inflection Point is a software consulting and product development firm with nearshore operations based in Monterrey, Mexico, and headquarters in Columbia, Maryland. The acquisition of Inflection Point strengthened the Company’s nearshore delivery capacity, enhanced our digital capabilities, and further expanded our operations across Latin America. Inflection Point added more than 200 professionals and strategic client relationships with customers across several industries. The Company’s total allocable purchase price consideration was $54.0 million, net of cash acquired. The Company incurred approximately $1.6 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

The acquisition date fair value of the consideration transferred for the 2022 acquisitions consisted of the following (in millions):

	Ameex		Inflection Point
Cash, net of cash acquired	$26.1		$44.6
Company common stock issued at closing	4.2		3.0
Contingent consideration (1)	4.2	(2)	6.6	(3)
Net working capital adjustment due to the seller(s)	2.4		(0.2)
Total allocable purchase price consideration	$36.9		$54.0

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Ameex acquisition is $5.7 million. As of March 31, 2023, the fair value of the contingent consideration was $4.3 million.
(3)The maximum cash payout that may be realized by the sellers in the Inflection Point acquisition is $13.0 million. As of March 31, 2023, the fair value of the contingent consideration was $4.6 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $2.1 million during the three months ended March 31, 2023.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Ameex	Inflection Point
Acquired tangible assets	$7.1	$3.4
Identified intangible assets	13.2	20.1
Liabilities assumed	(5.2)	(9.9)
Goodwill	21.8	40.4
Total allocable purchase price consideration	$36.9	$54.0

The following table presents details as of March 31, 2023 of the intangible assets acquired during the year ended December 31, 2022 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	10 years	10 years	$29.9
Customer backlog	1 year	1 year	2.8
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.3
Total acquired intangible assets			$33.3

The above purchase price accounting estimates for Inflection Point and Ameex are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Pro-forma Results of Operations

Pro-forma results of operations have not been presented for Inflection Point or Ameex because the effect of these acquisitions on the Company's condensed consolidated financial statements were not material individually or in the aggregate.

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three months ended March 31, 2023.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three months ended March 31, 2023.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows (in millions):

Balance at December 31, 2022	$565.2
Measurement period adjustments for acquisitions	2.4
Effect of foreign currency translation adjustments	1.8
Balance at March 31, 2023	$569.4

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in millions):

	March 31, 2023 (unaudited)			December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$152.5	$(73.2)	$79.3	$151.9	$(68.4)	$83.5
Non-compete agreements	1.7	(1.1)	0.6	1.7	(1.0)	0.7
Customer backlog	2.7	(1.4)	1.3	2.7	(0.7)	2.0
Trade name	0.9	(0.8)	0.1	0.9	(0.7)	0.2
Developed software	8.1	(5.7)	2.4	7.8	(5.3)	2.5
Total	$165.9	$(82.2)	$83.7	$165.0	$(76.1)	$88.9

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in millions):

2023 remaining	$14.2
2024	$14.7
2025	$11.7
2026	$9.5
2027	$7.3
Thereafter	$26.3

11. Long-term Debt

Revolving Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the three months ended March 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2023, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.00% on March 31, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (4.87% on March 31, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2023, the Company had $299.8 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2023 Credit Agreement. At March 31, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Convertible Senior Notes due 2026

On November 9, 2021, the Company issued $380.0 million aggregate principal amount of 0.125% Convertible Senior Notes Due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes bear interest at a rate of 0.125% per year. Interest is payable in cash on May 15 and November 15 of each year, with the first payment made on May 15, 2022. The 2026 Notes mature on November 15, 2026 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 5.2100 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $191.94 per share of common stock. After consideration of the 2026 Notes Hedges and 2026 Notes Warrants (as defined and described below), the conversion rate is effectively hedged to a price of $295.29 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2026 Notes (the “2026 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2026 Notes in cash upon conversion.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”) in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The 2025 Notes bear interest at a rate of 1.250% per year. Interest is payable in cash on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 19.3538 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $51.67 per share of common stock. After consideration of the 2025 Notes Hedges and 2025 Notes Warrants (as defined and described below), the conversion rate is effectively hedged to a price of $81.05 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2025 Notes in cash upon conversion.

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

During the three months ended March 31, 2023, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ended on March 31, 2023 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending June 30, 2023. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2025 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2023 (unaudited). As of the date of this filing, none of the current holders of the 2025 Notes as of March 31, 2023 have submitted requests for conversion. As of March 31, 2023, none of the conditions permitting holders to convert their 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2026 Notes. Based on the closing price of the Company's common stock of $72.19 per share on March 31, 2023, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The 2025 Notes and 2026 Notes consisted of the following (in millions):

	March 31, 2023 (unaudited)
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(7.8)	(0.3)
Net carrying amount	$372.2	$23.0

	December 31, 2022
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(8.3)	(0.4)
Net carrying amount	$371.7	$22.9

Interest expense for the three months ended March 31, 2023 and 2022 related to the 2026 Notes and 2025 Notes consisted of the following (in millions):

2026 Notes

	Three Months Ended
	March 31,
	2023	2022
Coupon interest	$0.1	$0.1
Amortization of debt issuance costs	0.6	0.6
Total interest expense recognized	$0.7	$0.7

2025 Notes

	Three Months Ended
	March 31,
	2023	2022
Coupon interest	$0.1	$0.1
Amortization of debt issuance costs	—	—
Total interest expense recognized	$0.1	$0.1

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges” and the “2025 Notes Hedges”), and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). As of March 31, 2023, the 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. As of March 31, 2023, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 0.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants”, and the “2025 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants and 2025 Notes Warrants was approximately $295.29 and $81.05 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants and 2025 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants and $81.05 for the 2025 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. As of March 31, 2023, 2.0 million warrant shares and 0.5 million warrant shares were outstanding for the 2026 Notes Warrants and 2025 Notes Warrants, respectively.

12. Income Taxes

The Company's effective tax rate was 26.6% for the three months ended March 31, 2023, which was higher than the U.S. statutory rate of 21.0% primarily due to state taxes and foreign operations. The Company's effective tax rate was 17.9% for the three months ended March 31, 2022, which was lower than the U.S. statutory rate of 21.0% primarily due to tax benefits for share-based compensation deductions.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.4 million during the three months ended March 31, 2023. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.9 million during the three months ended March 31, 2022. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in millions):

	March 31, 2023 (unaudited)	December 31, 2022
Derivatives not designated as hedges
Foreign exchange contracts	$33.0	$31.0
Total derivatives not designated as hedges	$33.0	$31.0

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2023 and December 31, 2022, $21.4 million and $8.4 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $11.1 million and $10.5 million as of March 31, 2023 and December 31, 2022, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of March 31, 2023 and December 31, 2022 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2023 and December 31, 2022.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of March 31, 2023 and December 31, 2022 was $305.9 million and $295.5 million, respectively. The approximate fair value of the 2025 Notes as of March 31, 2023 and December 31, 2022 was $34.7 million and $33.8 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to eight years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three months ended March 31, 2023 was $3.3 million, and $3.2 million for the three months ended March 31, 2022.

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2023 (unaudited)	December 31, 2022
Other current liabilities	$7.6	$10.3
Operating lease liabilities	20.3	18.5
Total	$27.9	$28.8

Future minimum lease payments as of March 31, 2023 were as follows (in millions):

March 31, 2023 (unaudited)
2023 remaining	$5.8
2024	8.2
2025	6.0
2026	3.6
2027	3.3
Thereafter	3.2
Total future lease payments	30.1
Less implied interest	(2.2)
Total	$27.9

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

Overview

Perficient is a global digital consultancy transforming how the world’s biggest brands connect with customers and grow their businesses. We help clients, primarily focused in North America, gain competitive advantage by using digital technology to: make their businesses more responsive to market opportunities; strengthen relationships with customers, suppliers, and partners; improve productivity; and reduce information technology costs. With unparalleled strategy, creative and technology capabilities, across industries, our end-to-end digital consulting services help our clients drive faster speed-to-market capabilities and stronger, more compelling experiences for consumers. We go to market with six primary service categories – strategy and transformation, data and intelligence, platforms and technology, customer experience and digital marketing, innovation and product development, and optimized global delivery. Within each service category, and collectively, we deliver a deep and broad portfolio of solutions that enable our clients to operate a real-time enterprise that dynamically adapts business processes and the systems that support them to meet the changing demands of a global and competitive marketplace.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for the three months ended March 31, 2023, and 6% for the three months ended March 31, 2022. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of health emergencies and pandemics, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenues. Total revenues increased 4.2% to $231.4 million for the three months ended March 31, 2023 from $222.1 million for the three months ended March 31, 2022.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Three Months Ended March 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Increase (Decrease) Attributable to Revenue Delivered by Base Business Resources
	2023	2022
Services revenues	$230.8	$221.4	$9.4	$8.9	$0.5
Software and hardware revenues	0.6	0.7	(0.1)	—	(0.1)
Total revenues	$231.4	$222.1	$9.3	$8.9	$0.4

Services revenues increased 4.3% to $230.8 million for the three months ended March 31, 2023 from $221.4 million for the three months ended March 31, 2022. The increase in services revenues is primarily attributable to services revenues delivered by resources of acquired companies, which increased $8.9 million.

Software and hardware revenues decreased to $0.6 million for the three months ended March 31, 2023 from $0.7 million for the three months ended March 31, 2022.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 4.1% to $144.2 million for the three months ended March 31, 2023 from $138.5 million for the three months ended March 31, 2022 primarily due to higher headcount. Services costs as a percentage of services revenues decreased to 62.5% for the three months ended March 31, 2023 from 62.6% for the three months ended March 31, 2022.

Selling, General and Administrative. SG&A expenses increased to $43.9 million for the three months ended March 31, 2023 from $42.3 million for the three months ended March 31, 2022. SG&A expenses as a percentage of revenues were 19.0% for each of the three months ended March 31, 2023 and March 31, 2022.

Depreciation. Depreciation expense increased 23.1% to $2.3 million for the three months ended March 31, 2023 from $1.9 million for the three months ended March 31, 2022. Depreciation expense as a percentage of revenues was 1.0% for the three months ended March 31, 2023 and 0.8% for the three months ended March 31, 2022.

Amortization. Amortization expense decreased 2.7% to $5.8 million for the three months ended March 31, 2023 from $6.0 million for the three months ended March 31, 2022. Amortization expense as a percentage of revenues was 2.5% for the three months ended March 31, 2023 and 2.7% for the three months ended March 31, 2022.

Acquisition Costs. Acquisition-related costs were $0.1 million for the three months ended March 31, 2023 and $0.3 million for the three months ended March 31, 2022. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $2.0 million was recorded during the three months ended March 31, 2023 which represents the net fair market value adjustment to Inflection Point Systems, Inc. (“Inflection Point”) revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex Technologies Corporation (“Ameex”). An adjustment of $1.0 million was recorded during the three months ended March 31, 2022 which represents the net fair market adjustment to the revenue and earnings-based contingent consideration liabilities for Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”), net of accretion for Talos and Izmul S.A. (“Overactive”).

Net Interest Expense. Net interest expense decreased to $0.5 million for the three months ended March 31, 2023 from $0.9 million for the three months ended March 31, 2022. The decrease in net interest expense was primarily due to a $0.3 million increase in interest income.

Provision for Income Taxes. Federal, state and foreign income taxes are provided for at the applicable statutory rates adjusted for non-deductible expenses. The effective tax rate increased to 26.6% for the three months ended March 31, 2023 from 17.9% for the three months ended March 31, 2022. The increase in effective tax rate was primarily due to a relative decrease in share-based compensation deductions compared to the prior year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents (1)	$41.0	$30.1
Working capital (including cash and cash equivalents) (2)	158.7	126.5
Amounts available under credit facility	$299.8	$199.8

(1) The balance at March 31, 2023 includes $9.7 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $7.5 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2022 includes $7.9 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. The balance also includes $7.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $41.3 million compared to net cash provided by operating activities of $11.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the primary components of operating cash flows were net income of $26.8 million, non-cash charges of $11.5 million and net operating asset reductions of $3.0 million. For the three months ended March 31, 2022, the primary components of operating cash flows were net income of $27.1 million, non-cash charges of $17.3 million and net operating asset investments of $33.2 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2023, we used $1.3 million to purchase property and equipment and to develop software. During the three months ended March 31, 2022, we used $2.6 million to purchase property and equipment and to develop software and $0.1 million for a net working capital settlement related to an acquisition.

Net Cash Used in Financing Activities

During the three months ended March 31, 2023, we used $2.4 million to repurchase shares of our common stock through the stock repurchase program and $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $0.7 million for credit facility financing fees, used $21.5 million to settle contingent consideration for the purchase of Talos and Overactive and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. During the three months ended March 31, 2022, we used $9.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.3 million.

Availability of Funds from Bank Line of Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the three months ended March 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2023, the Company had two outstanding letters of credit for $0.2 million. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.00% on March 31, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (4.87% on March 31, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2023, the Company had $299.8 million of unused borrowing capacity.

At March 31, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $282.2 million (16.4 million shares) of outstanding common stock through March 31, 2023.

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

Cash Requirements from Contractual Obligations

For the three months ended March 31, 2023, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of March 31, 2023 and December 31, 2022, there were no balances outstanding under the 2023 Credit Agreement. Any balances outstanding under the 2023 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2023, there were $395.2 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $394.6 million as of December 31, 2022. See Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further description of the ASU 2020-06 adoption. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of March 31, 2023 (unaudited) of $41.0 million, approximately $9.7 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2023, $7.5 million of the total cash and cash equivalents was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months. However, while the Company did not experience a material impact on the business, operations or financial results from health emergencies and pandemics during the three months ended March 31, 2023, the pandemic may materially and adversely affect our business, operations and financial results, including our cash flows, in the future. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding the potential impact of health emergencies and pandemics on the Company.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes. Refer to Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion regarding the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) on January 1, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of March 31, 2023, we were exposed to changes in exchange rates between the U.S. dollar and eleven other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2023, there was no outstanding balance and $299.8 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month SOFR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2023, the fair value of the 2025 Notes and 2026 Notes was approximately $34.7 million and $305.9 million, respectively.

We had unrestricted cash and cash equivalents totaling $41.0 million at March 31, 2023 and $30.1 million at December 31, 2022. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023 and available at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

From the program’s inception on August 11, 2008, the Company has repurchased approximately $282.2 million (16.4 million shares) of outstanding common stock through March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Beginning balance as of December 31, 2022	16,343,294	$17.12	16,343,294	$95.2
January 1-31, 2023	—	$—	—	$95.2
February 1-28, 2023	—	$—	—	$95.2
March 1-31, 2023	35,000	$68.41	35,000	$92.8
Ending balance as of March 31, 2023	16,378,294	$17.23	16,378,294

(1)Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibits Index.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form SB-2 (File No. 333-78337) declared effective on July 28, 1999 by the Securities and Exchange Commission and incorporated herein by reference

3.2
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Form 8-A (File No. 000-51167) filed with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 15, 2005 and incorporated herein by reference

3.3
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Registration Statement on Form S-8 (File No. 333-130624) filed on December 22, 2005 and incorporated herein by reference

3.4
Certificate of Amendment to Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed August 3, 2017 and incorporated herein by reference

3.5
Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-15169) filed March 7, 2013 and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.5
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.1*
Second Amended and Restated Credit Agreement, dated as of March 29, 2023, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners and the other lenders parties thereto.

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	May 2, 2023	By:	/s/ Jeffrey S. Davis
Jeffrey S. Davis
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)