Form 10-Q
period 2023-09-30
PERFICIENT INC
filed 2023-10-31
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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

As of October 23, 2023, there were 34,771,617 shares of Common Stock outstanding.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,087	$30,130
Accounts receivable, net	185,140	202,298
Prepaid expenses	6,840	6,432
Other current assets	19,148	16,756
Total current assets	291,215	255,616
Property and equipment, net	13,918	17,970
Operating lease right-of-use assets	23,588	27,088
Goodwill	577,628	565,161
Intangible assets, net	74,882	88,937
Other non-current assets	47,266	41,116
Total assets	$1,028,497	$995,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,307	$24,351
Other current liabilities	54,992	104,780
Total current liabilities	70,299	129,131
Long-term debt, net	396,303	394,587
Operating lease liabilities	18,052	18,528
Other non-current liabilities	41,154	43,515
Total liabilities	$525,808	$585,761
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,317,130 shares issued and 34,122,836 shares outstanding as of September 30, 2023; 53,082,010 shares issued and 34,071,750 shares outstanding as of December 31, 2022)	53	53
Additional paid-in capital	424,989	403,866
Accumulated other comprehensive loss	(8,705)	(17,519)
Treasury stock, at cost (19,194,294 shares as of September 30, 2023; 19,010,260 shares as of December 31, 2022)	(367,669)	(354,536)
Retained earnings	454,021	378,263
Total stockholders’ equity	502,689	410,127
Total liabilities and stockholders’ equity	$1,028,497	$995,888

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$223,238	$227,614	$685,751	$672,463

Cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	142,979	136,416	433,359	411,696
Selling, general and administrative	42,109	44,273	130,206	127,384
Depreciation	2,194	2,355	6,723	6,233
Amortization	5,032	6,087	16,372	18,064
Acquisition costs	456	2,148	464	2,508
Adjustment to fair value of contingent consideration	(1,748)	3,115	(6,475)	(351)
Income from operations	32,216	33,220	105,102	106,929

Net interest (income) expense	(7)	616	794	2,308
Net other expense	236	20	698	406
Income before income taxes	31,987	32,584	103,610	104,215
Provision for income taxes	9,391	9,569	27,852	26,282

Net income	$22,596	$23,015	$75,758	$77,933

Basic net income per share	$0.66	$0.68	$2.23	$2.30
Diluted net income per share	$0.63	$0.64	$2.11	$2.17
Shares used in computing basic net income per share	33,989	33,861	33,964	33,873
Shares used in computing diluted net income per share	36,713	36,663	36,709	36,763

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$22,596	$23,015	$75,758	$77,933
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,437	(5,356)	8,814	(8,374)
Comprehensive income	$24,033	$17,659	$84,572	$69,559

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock
Beginning of period	$53	$53	$53	$53
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	—	—
End of period	53	53	53	53
Additional Paid-in Capital
Beginning of period	418,123	383,987	403,866	423,235
Proceeds from the sales of stock through the Employee Stock Purchase Plan	247	257	765	832
Stock compensation related to restricted stock vesting and retirement savings plan contributions	6,619	5,715	20,358	17,399
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	3,142	—	3,142
Cumulative effect of accounting changes (See Note 3)	—	—	—	(51,507)
End of period	424,989	393,101	424,989	393,101
Accumulated Other Comprehensive Loss
Beginning of period	(10,142)	(8,861)	(17,519)	(5,843)
Foreign currency translation adjustment	1,437	(5,356)	8,814	(8,374)
End of period	(8,705)	(14,217)	(8,705)	(14,217)
Treasury Stock
Beginning of period	(364,768)	(337,237)	(354,536)	(324,412)
Purchases of treasury stock and buyback of shares for taxes	(2,640)	(9,234)	(12,708)	(22,059)
Stock reacquired for escrow claim	(261)	—	(425)	—
End of period	(367,669)	(346,471)	(367,669)	(346,471)
Retained Earnings
Beginning of period	431,425	328,789	378,263	271,732
Cumulative effect of accounting changes (See Note 3)	—	—	—	2,139
Net income	22,596	23,015	75,758	77,933
End of period	454,021	351,804	454,021	351,804
Total Stockholders’ Equity	$502,689	$384,270	$502,689	$384,270

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Common Stock, shares	2023	2022	2023	2022
Beginning of period	34,145	33,993	34,072	33,881
Sales of stock through the Employee Stock Purchase Plan	3	3	11	8
Stock compensation related to restricted stock vesting and retirement savings plan contributions	21	14	229	246
Purchases of treasury stock and buyback of shares for taxes	(43)	(111)	(184)	(236)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	49	—	49
Stock reacquired for escrow claim	(3)	—	(5)	—
End of period	34,123	33,948	34,123	33,948

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$75,758	$77,933
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	6,723	6,233
Amortization	16,372	18,064
Deferred income taxes	(4,896)	(7,353)
Non-cash stock compensation and retirement savings plan contributions	20,574	17,733
Amortization of debt issuance costs	1,870	1,822
Adjustment to fair value of contingent consideration for purchase of businesses	(6,475)	(351)

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	17,388	(12,642)
Other assets	(7,530)	(2,153)
Accounts payable	(9,116)	(7,288)
Other liabilities	(22,184)	(20,557)
Net cash provided by operating activities	88,484	71,441

Investing Activities
Purchase of property and equipment	(4,209)	(7,019)
Capitalization of internally developed software costs	(856)	(678)
Purchase of businesses, net of cash acquired	254	(44,716)
Net cash used in investing activities	(4,811)	(52,413)

Financing Activities
Payment for credit facility financing fees	(750)	—
Proceeds from line of credit	—	10,000
Payments on line of credit	—	(10,000)
Payment of contingent consideration for purchase of business	(21,530)	—
Proceeds from the sale of stock through the Employee Stock Purchase Plan	765	832
Purchases of treasury stock	(7,601)	(13,052)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(5,107)	(9,007)
Net cash used in financing activities	(34,223)	(21,227)
Effect of exchange rate on cash and cash equivalents	507	(1,366)
Change in cash and cash equivalents	49,957	(3,565)
Cash and cash equivalents at beginning of period	30,130	24,410
Cash and cash equivalents at end of period	$80,087	$20,845

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures:
Cash paid for income taxes	$41,469	$25,912
Cash paid for interest	$555	$697

Non-Cash Investing Activity:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$(425)	$2,556
Liability incurred for purchase of property and equipment	$190	$3,765

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

Deferred Revenue

The Company’s deferred revenue balance as of September 30, 2023 and December 31, 2022 was $5.3 million and $12.7 million, respectively. Substantially all of the December 31, 2022 deferred revenue balance was recognized in revenue during the nine months ended September 30, 2023.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of September 30, 2023 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in millions):

	Three Months Ended September 30,
	2023			2022
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$162.8	$—	$162.8	$176.3	$—	$176.3
Fixed fee percent complete contracts	14.5	—	14.5	11.3	—	11.3
Fixed fee contracts	40.4	—	40.4	35.0	—	35.0
Reimbursable expenses	3.2	—	3.2	2.1	—	2.1
Total professional services fees	220.9	—	220.9	224.7	—	224.7
Other services revenue*	1.5	0.3	1.8	1.9	0.4	2.3
Total services	222.4	0.3	222.7	226.6	0.4	227.0
Software and hardware	—	0.5	0.5	—	0.6	0.6
Total revenues	$222.4	$0.8	$223.2	$226.6	$1.0	$227.6

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

	Nine Months Ended September 30,
	2023			2022
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$508.9	$—	$508.9	$518.5	$—	$518.5
Fixed fee percent complete contracts	45.5	—	45.5	39.2	—	39.2
Fixed fee contracts	116.3	—	116.3	99.3	—	99.3
Reimbursable expenses	7.8	—	7.8	6.5	—	6.5
Total professional services fees	678.5	—	678.5	663.5	—	663.5
Other services revenue*	4.4	1.3	5.7	5.8	1.4	7.2
Total services	682.9	1.3	684.2	669.3	1.4	670.7
Software and hardware	—	1.6	1.6	—	1.8	1.8
Total revenues	$682.9	$2.9	$685.8	$669.3	$3.2	$672.5

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$214.4	$219.9	$661.0	$650.3
Other countries	8.8	7.7	24.8	22.2
Total revenues	$223.2	$227.6	$685.8	$672.5

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

The Company’s Third Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 8.5 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Incentive Plan was increased by 1.5 million shares on June 7, 2023 upon the approval of the Company’s stockholders at the 2023 annual meeting. As of September 30, 2023, there were 2.2 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and nine months ended September 30, 2023 was $6.7 million and $20.9 million, respectively, which included $1.1 million and $3.5 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $2.0 million and $5.6 million for the three and nine months ended September 30, 2023, respectively. Stock-based compensation cost recognized for the three and nine months ended September 30, 2022 was $6.1 million and $18.1 million, respectively, which included $1.1 million and $3.3 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.8 million and $4.6 million for the three and nine months ended September 30, 2022, respectively.

Restricted Stock Awards (“RSAs”)

Restricted stock activity for the nine months ended September 30, 2023 was as follows (shares in thousands):

	RSAs (Shares)	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2022	616	$72.02
Awards granted	240	73.50
Awards vested	(179)	64.77
Awards forfeited	(34)	72.46
Restricted stock awards outstanding at September 30, 2023	643	$74.57

As of September 30, 2023, there was $31.9 million of total unrecognized compensation cost related to non-vested RSAs with a weighted-average remaining life of two years.

Performance Stock Awards (“PSAs”)

The Company also grants PSAs under the Incentive Plan with terms determined at the discretion of the compensation committee of the Company’s board of directors. The actual number of PSAs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Nasdaq Composite Index over a three-year period. The PSAs vest at the end of the TSR measurement period, and up to 100% of the target number of shares subject to each PSA are eligible to be earned. During the three months ended September 30, 2023, the Company awarded 10,842 PSAs with a fair market value of $80.90 per share. PSA related stock-based compensation cost recognized for both the three and nine months ended September 30, 2023 was immaterial.

The Company estimated the grant date fair value of the PSAs using a Monte Carlo simulation model that included the following assumptions:

Nine Months Ended September 30, 2023
Valuation assumptions:
Expected dividend yield	—
Expected volatility	52.37%
Expected term (years)	3.44
Risk-free interest rate	4.45%

As of September 30, 2023, there was $0.8 million of total unrecognized compensation cost related to unvested PSAs, expected to be recognized over a period of three years.

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income, basic	$22,596	$23,015	$75,758	$77,933
Add back interest expense on convertible notes, net of tax	539	539	1,674	1,712
Net income, diluted	$23,135	$23,554	$77,432	$79,645

Basic:
Weighted-average shares of common stock outstanding	33,989	33,861	33,964	33,873
Shares used in computing basic net income per share	33,989	33,861	33,964	33,873
Effect of dilutive securities:
Restricted stock and performance stock awards subject to vesting	154	255	147	298
Shares issuable for acquisition consideration (1)	140	13	168	66
Shares issuable for conversion of convertible senior notes	2,430	2,431	2,430	2,431
Shares issuable for exercise of warrants	—	103	—	95
Shares used in computing diluted net income per share	36,713	36,663	36,709	36,763

Basic net income per share	$0.66	$0.68	$2.23	$2.30
Diluted net income per share	$0.63	$0.64	$2.11	$2.17

(1)For the three and nine months ended September 30, 2023, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”); (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc. (“Inflection Point”); and (vii) the Purchase Agreement with Ameex Technologies Corporation (“Ameex”), as part of the consideration. For the three and nine months ended September 30, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with Brainjocks; (iii) the Stock Purchase Agreement with the shareholders of PSL; (iv) the Purchase Agreement with Talos; (v) the Stock Purchase Agreement with the shareholders of Overactive; and (vi) the Stock Purchase Agreement with the shareholders of Inflection Point, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock and performance stock awards subject to vesting	153	76	191	78
Warrants related to the issuance of convertible senior notes	2,431	1,980	2,431	1,980
Total anti-dilutive securities	2,584	2,056	2,622	2,058

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $287.4 million (16.5 million shares) of outstanding common stock through September 30, 2023.

7. Balance Sheet Components

	September 30, 2023 (unaudited)	December 31, 2022
Accounts receivable:	(in millions)
Billed accounts receivable, net	$107.7	$134.5
Unbilled revenues, net	77.4	67.8
Total	$185.1	$202.3

Other current assets:
Miscellaneous receivables	$4.4	$2.9
Contractual commitment asset	1.8	0.9
Federal/state income tax receivable	9.9	9.2
Other current assets	3.0	3.8
Total	$19.1	$16.8

Property and equipment:
Computer hardware (useful life of 3 years)	$26.4	$26.3
Software (useful life of 1 to 7 years)	9.1	11.9
Furniture and fixtures (useful life of 5 years)	4.5	4.7
Leasehold improvements (useful life of 5 years)	7.7	7.7
Less: Accumulated depreciation	(33.8)	(32.6)
Total	$13.9	$18.0

Other non-current assets:
Non-current unbilled revenue	$1.9	$1.6
Company owned life insurance (“COLI”) asset	11.5	10.5
Long term deposits	1.8	1.9
Credit facility deferred finance fees, net	1.1	0.5
Other non-current assets	12.7	8.5
Deferred income taxes	18.3	18.1
Total	$47.3	$41.1

Other current liabilities:
Estimated fair value of contingent consideration liability (Note 9)	$4.5	$32.7
Accrued variable compensation	11.4	21.1
Current operating lease liabilities	7.3	10.3
Payroll related costs	11.6	8.9
Deferred revenues	5.3	12.7
Other current liabilities	4.5	9.7
Accrued medical claims expense	3.4	2.9
Professional fees	1.6	2.2
Accrued IT expenses	5.4	4.3
Total	$55.0	$104.8

	September 30, 2023 (unaudited)	December 31, 2022
Other non-current liabilities:	(in millions)
Deferred income taxes	$7.5	$8.7
Reserve for uncertain tax positions	17.8	17.5
Deferred compensation liability	10.0	9.3
Other non-current liabilities	3.6	5.9
Non-current software accrual	2.3	2.1
Total	$41.2	$43.5

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

Activity in the allowance for credit losses is summarized as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Opening balance at January 1	$5.8	$2.9
Charges to expense, net of recoveries	(0.4)	3.2
Other (1)	(2.0)	(0.4)
Balance at September 30	$3.4	$5.7

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

The acquisition date fair value of the consideration transferred for the 2022 acquisitions consisted of the following (in millions):

	Ameex		Inflection Point
Cash, net of cash acquired	$26.1		$44.6
Company common stock issued at closing	4.2		3.0
Contingent consideration (1)	4.3	(2)	6.6	(3)
Net working capital adjustment due to the seller(s)	1.5		(0.2)
Total allocable purchase price consideration	$36.1		$54.0

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Ameex acquisition is $5.7 million. As of September 30, 2023, the fair value of the contingent consideration was $4.0 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $0.4 million during both the three and nine months ended September 30, 2023.
(3)The maximum cash payout that may be realized by the sellers in the Inflection Point acquisition is $13.0 million. As of September 30, 2023, the fair value of the contingent consideration was $0.5 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Unaudited Condensed Consolidated Statements of Operations of $1.3 million and $6.2 million during the three and nine months ended September 30, 2023, respectively.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Ameex	Inflection Point
Acquired tangible assets	$6.8	$3.3
Identified intangible assets	13.2	20.1
Liabilities assumed	(5.6)	(10.5)
Goodwill	21.7	41.1
Total allocable purchase price consideration	$36.1	$54.0

The following table presents details as of September 30, 2023 of the intangible assets acquired during the year ended December 31, 2022 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate Acquisitions
Customer relationships	10 years	10 years	$29.9
Customer backlog	1 year	1 year	2.8
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.3
Total acquired intangible assets			$33.3

As the Company completed its evaluation of the acquired assets and assumed liabilities of Inflection Point, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments for Inflection Point were not material.

The above purchase price accounting estimates for Ameex are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period. As the Company continues its evaluation of the acquired assets and assumed liabilities of Ameex, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments for Ameex were not material.

Pro-forma Results of Operations

Pro-forma results of operations have not been presented for Inflection Point or Ameex because the effect of these acquisitions on the Company's condensed consolidated financial statements were not material individually or in the aggregate.

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three and nine months ended September 30, 2023.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three and nine months ended September 30, 2023.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in millions):

Balance at December 31, 2022	$565.2
Measurement period adjustments for acquisitions	3.0
Effect of foreign currency translation adjustments	9.4
Balance at September 30, 2023	$577.6

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in millions):

	September 30, 2023 (unaudited)			December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$119.0	$(46.9)	$72.1	$151.9	$(68.4)	$83.5
Non-compete agreements	1.1	(0.5)	0.6	1.7	(1.0)	0.7
Customer backlog	0.9	(0.9)	—	2.7	(0.7)	2.0
Trade name	0.7	(0.7)	—	0.9	(0.7)	0.2
Developed software	8.4	(6.2)	2.2	7.8	(5.3)	2.5
Total	$130.1	$(55.2)	$74.9	$165.0	$(76.1)	$88.9

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in millions):

2023 remaining	$4.2
2024	$15.4
2025	$12.0
2026	$9.6
2027	$7.3
Thereafter	$26.4

11. Long-term Debt

Revolving Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of September 30, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the nine months ended September 30, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2023, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on September 30, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.31% on September 30, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2023, the Company had $300.0 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2023 Credit Agreement. At September 30, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

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

As of September 30, 2023, none of the conditions permitting holders to convert their 2025 Notes and 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2025 Notes and 2026 Notes during the nine months ended September 30, 2023. Based on the closing price of the Company's common stock of $57.86 per share on September 30, 2023, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The 2025 Notes and 2026 Notes consisted of the following (in millions):

	September 30, 2023 (unaudited)
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(6.7)	(0.3)
Net carrying amount	$373.3	$23.0

	December 31, 2022
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(8.3)	(0.4)
Net carrying amount	$371.7	$22.9

Interest expense for the three and nine months ended September 30, 2023 and 2022 related to the 2026 Notes and 2025 Notes consisted of the following (in millions):

2026 Notes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Coupon interest	$0.1	$0.1	$0.4	$0.4
Amortization of debt issuance costs	0.6	0.6	1.6	1.6
Total interest expense recognized	$0.7	$0.7	$2.0	$2.0

2025 Notes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Coupon interest	$0.1	$0.1	$0.2	$0.2
Amortization of debt issuance costs	—	—	0.1	0.1
Total interest expense recognized	$0.1	$0.1	$0.3	$0.3

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges” and the “2025 Notes Hedges”), and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). As of September 30, 2023, the 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. As of September 30, 2023, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 0.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants”, and the “2025 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants and 2025 Notes Warrants was approximately $295.29 and $81.05 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants and 2025 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants and $81.05 for the 2025 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. As of September 30, 2023, 2.0 million warrant shares and 0.5 million warrant shares were outstanding for the 2026 Notes Warrants and 2025 Notes Warrants, respectively.

12. Income Taxes

The Company's effective tax rate was 29.4% and 26.9% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three months ended September 30, 2023 was higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Section 162(m) compensation limitations, foreign operations and the prior year true-up of research credits, partially offset by a change in the Company’s permanent reinvestment assertion in one jurisdiction and acquisition adjustments. The effective rate for the nine months ended September 30, 2023 was higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Section 162(m) compensation limitations and foreign operations, partially offset by tax benefits for acquisition adjustments.

The Company’s effective tax rate was 29.4% and 25.2% for the three and nine months ended September 30, 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Section 162(m) compensation limitations and foreign operations, partially offset by tax benefits for share based compensation deductions and research credits.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested, except in China. In the current quarter, the Company determined that the foreign earnings of its Colombia operations are now permanently reinvested.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.2 million and net gain of $1.8 million during the three and nine months ended September 30, 2023, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $1.0 million and net loss of $0.9 million during the three and nine months ended September 30, 2022, respectively. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in millions):

	September 30, 2023 (unaudited)	December 31, 2022
Derivatives not designated as hedges
Foreign exchange contracts	$28.7	$31.0
Total derivatives not designated as hedges	$28.7	$31.0

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of September 30, 2023 and December 31, 2022, $39.0 million and $8.4 million, respectively, of the Company’s cash and cash equivalents balance related to money-market fund investments. These short-term money-market funds are considered Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $11.5 million and $10.5 million as of September 30, 2023 and December 31, 2022, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of September 30, 2023 and December 31, 2022 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of September 30, 2023 and December 31, 2022.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of September 30, 2023 and December 31, 2022 was $305.9 million and $295.5 million, respectively. The approximate fair value of the 2025 Notes as of September 30, 2023 and December 31, 2022 was $29.0 million and $33.8 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to seven years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and nine months ended September 30, 2023 was $3.1 million and $9.7 million, respectively, and $3.2 million and $9.6 million for the three and nine months ended September 30, 2022.

Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2023 (unaudited)	December 31, 2022
Other current liabilities	$7.3	$10.3
Operating lease liabilities	18.1	18.5
Total	$25.4	$28.8

Future minimum lease payments as of September 30, 2023 were as follows (in millions):

September 30, 2023 (unaudited)
2023 remaining	$1.2
2024	8.9
2025	6.3
2026	3.9
2027	3.6
Thereafter	3.5
Total future lease payments	27.4
Less implied interest	(2.0)
Total	$25.4

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

17. Subsequent Event

On October 20, 2023, the Company entered into a Stock Purchase Agreement (the “SMEDIX Agreement”), by and among the Company, SMEDIX Inc. (“SMEDIX”), the sole shareholder of SMEDIX (the “Shareholder”), and certain other parties thereto. Pursuant to and subject to customary closing conditions contained in the SMEDIX Agreement, the Company will acquire all of the outstanding capital stock of SMEDIX. The SMEDIX Agreement includes customary representations, warranties, covenants and termination rights by the parties.

Subject to its closing, this transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. The valuation efforts and related acquisition accounting will be completed following the closing of the transaction.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% of our services revenues for each of the three and nine months ended September 30, 2023, and 5% and 6% for the three and nine months ended September 30, 2022, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, the impact of travel restrictions imposed as a result of health emergencies and pandemics, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenues. Total revenues decreased 1.9% to $223.2 million for the three months ended September 30, 2023 from $227.6 million for the three months ended September 30, 2022.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Three Months Ended September 30,		Total Decrease Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2023	2022
Services revenues	$222.7	$227.0	$(4.3)	$8.2	$(12.5)
Software and hardware revenues	0.5	0.6	(0.1)	—	(0.1)
Total revenues	$223.2	$227.6	$(4.4)	$8.2	$(12.6)

Services revenues decreased 1.9% to $222.7 million for the three months ended September 30, 2023 from $227.0 million for the three months ended September 30, 2022. The decrease in services revenues is primarily attributable to services revenues delivered by base business resources, which decreased $12.5 million, partially offset by an increase of $8.2 million in services revenues delivered by resources of acquired companies. Services revenues delivered by base business resources decreased primarily due to one less billable day in the current quarter, reduced demand and mix shift to offshore, partially offset by improved bill rates.

Software and hardware revenues decreased to $0.5 million for the three months ended September 30, 2023 from $0.6 million for the three months ended September 30, 2022.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 4.8% to $143.0 million for the three months ended September 30, 2023 from $136.4 million for the three months ended September 30, 2022 primarily due to higher average headcount and higher benefit costs. Services costs as a percentage of services revenues increased to 64.2% for the three months ended September 30, 2023 from 60.1% for the three months ended September 30, 2022 primarily due to the impact of lower revenues and higher benefit costs.

Selling, General and Administrative. SG&A expenses decreased to $42.1 million for the three months ended September 30, 2023 from $44.3 million for the three months ended September 30, 2022. SG&A expenses as a percentage of revenues were 18.9% and 19.5% for the three months ended September 30, 2023 and September 30, 2022. The decrease in SG&A expenses as a percentage of revenues was primarily related to decreases in bonus and bad debt expense, partially offset by increases in sales headcount and benefits costs.

Depreciation. Depreciation expense decreased 6.8% to $2.2 million for the three months ended September 30, 2023 from $2.4 million for the three months ended September 30, 2022. Depreciation expense as a percentage of revenues was 1.0% for each of the three months ended September 30, 2023 and September 30, 2022.

Amortization. Amortization expense decreased 17.3% to $5.0 million for the three months ended September 30, 2023 from $6.1 million for the three months ended September 30, 2022. Amortization expense as a percentage of revenues was 2.2% for the three months ended September 30, 2023 and 2.7% for the three months ended September 30, 2022. Amortization expense decreased primarily due to certain intangibles from previous periods becoming fully amortized.

Acquisition Costs. Acquisition-related costs decreased to $0.5 million for the three months ended September 30, 2023 from $2.1 million for the three months ended September 30, 2022. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities. Acquisition costs decreased primarily due to the acquisitions that closed during 2022.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $1.7 million was recorded to decrease the liability during the three months ended September 30, 2023 which represents the net fair market value adjustment to Inflection Point Systems, Inc. (“Inflection Point”) and Ameex Technologies Corporation (“Ameex”) revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex. An adjustment of $3.1 million was recorded to increase the liability during the three months ended September 30, 2022 which represents the net fair market adjustment to the revenue and earnings-based contingent consideration liabilities for Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”) and Izmul S.A. (“Overactive”), in addition to accretion.

Net Interest (Income) Expense. Net interest income was immaterial for the three months ended September 30, 2023. Net interest expense was $0.6 million for the three months ended September 30, 2022. The decrease in net interest expense was primarily due to a $0.6 million increase in interest income.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate of 29.4% for the three months ended September 30, 2023 is unchanged from 29.4% for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenues. Total revenues increased 2.0% to $685.8 million for the nine months ended September 30, 2023 from $672.5 million for the nine months ended September 30, 2022.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Nine Months Ended September 30,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2023	2022
Services revenues	$684.2	$670.7	$13.5	$26.0	$(12.5)
Software and hardware revenues	1.6	1.8	(0.2)	—	(0.2)
Total revenues	$685.8	$672.5	$13.3	$26.0	$(12.7)

Services revenues increased 2.0% to $684.2 million for the nine months ended September 30, 2023 from $670.7 million for the nine months ended September 30, 2022. The increase in services revenues is primarily attributable to services revenues delivered by resources of acquired companies, which increased $26.0 million, partially offset by a decrease of $12.5 million in services revenues delivered by base business resources. Services revenues delivered by base business resources decreased primarily due to reduced demand and mix shift to offshore, partially offset by improved bill rates.

Software and hardware revenues decreased to $1.6 million for the nine months ended September 30, 2023 from $1.8 million for the nine months ended September 30, 2022.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues increased 5.3% to $433.4 million for the nine months ended September 30, 2023 from $411.7 million for the nine months ended September 30, 2022 primarily due to higher average headcount and higher benefit costs. Services costs as a percentage of services revenues increased to 63.3% for the nine months ended September 30, 2023 from 61.4% for the nine months ended September 30, 2022 primarily due to lower utilization and higher benefit costs.

Selling, General and Administrative. SG&A expenses increased to $130.2 million for the nine months ended September 30, 2023 from $127.4 million for the nine months ended September 30, 2022. SG&A expenses as a percentage of revenues was 19.0% for the nine months ended September 30, 2023 and 18.9% for the nine months ended September 30, 2022. The increase in SG&A expenses as a percentage of revenues was primarily related to increases in sales headcount, benefits costs, and travel and entertainment, partially offset by lower bonus and bad debt expense.

Depreciation. Depreciation expense increased 7.9% to $6.7 million for the nine months ended September 30, 2023 from $6.2 million for the nine months ended September 30, 2022. Depreciation expense as a percentage of revenues was 1.0% for the nine months ended September 30, 2023 and 0.9% for the nine months ended September 30, 2022.

Amortization. Amortization expense decreased 9.4% to $16.4 million for the nine months ended September 30, 2023 from $18.1 million for the nine months ended September 30, 2022. Amortization expense as a percentage of revenues was 2.4% for the nine months ended September 30, 2023 and 2.7% for the nine months ended September 30, 2022. Amortization expense decreased primarily due to certain intangibles from previous periods becoming fully amortized.

Acquisition Costs. Acquisition-related costs were $0.5 million for the nine months ended September 30, 2023 and $2.5 million for the nine months ended September 30, 2022. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities. Acquisition costs decreased primarily due to the acquisitions that closed during 2022.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $6.5 million was recorded to decrease the liability during the nine months ended September 30, 2023 which represents the net fair market value adjustment to Inflection Point and Ameex revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex. An adjustment of $0.4 million was recorded to decrease the liability during the nine months ended September 30, 2022 which represents the net fair market adjustment to the revenue and earnings-based contingent consideration liabilities for Talos and Overactive, net of accretion for Talos and Overactive.

Net Interest Expense. Net interest expense decreased to $0.8 million for the nine months ended September 30, 2023 from $2.3 million for the nine months ended September 30, 2022. The decrease in net interest expense was primarily due to a $1.5 million increase in interest income.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 26.9% for the nine months ended September 30, 2023 from 25.2% for the nine months ended September 30, 2022. The increase in effective tax rate was primarily due to a decrease in tax benefits related to share-based compensation deductions and research credits partially offset by a decrease in the Section 162(m) compensation limitation and an increase in the tax benefits for acquisition adjustments compared to the prior year period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents (1)	$80.1	$30.1
Working capital (including cash and cash equivalents) (2)	$220.9	$126.5
Amounts available under credit facility (3)	$300.0	$199.8

(1) The balance at September 30, 2023 and December 31, 2022 includes $22.4 million and $7.9 million, respectively, held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at September 30, 2023 also includes $2.4 million in cash held by our Chinese subsidiary. The balance at December 31, 2022 includes $5.9 million and $1.9 million held by our Colombian and Chinese subsidiaries, respectively.
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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $88.5 million compared to net cash provided by operating activities of $71.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the primary components of operating cash flows were net income of $75.8 million, non-cash charges of $34.1 million and net operating asset investments of $21.4 million. For the nine months ended September 30, 2022, the primary components of operating cash flows were net income of $77.9 million, non-cash charges of $36.1 million and net operating asset investments of $42.6 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, we used $5.1 million to purchase property and equipment and to develop software and received proceeds of $0.3 million primarily for a net working capital settlement related to an acquisition. During the nine months ended September 30, 2022, we used $7.7 million to purchase property and equipment and to develop software and $44.6 million for the acquisition of Inflection Point, and $0.1 million for a net working capital settlement related to an acquisition.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2023, we used $7.6 million to repurchase shares of our common stock through the stock repurchase program and $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $0.8 million for credit facility financing fees, used $21.5 million to settle contingent consideration for the purchase of Talos and Overactive and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.8 million. During the nine months ended September 30, 2022, we used $13.0 million to repurchase shares of our common stock through the stock repurchase program and $9.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also drew down $10.0 million for our line of credit, repaid $10.0 million on our line of credit and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.8 million.

Availability of Funds from Bank Line of Credit Facility

On March 29, 2023, the Company entered into the 2023 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of September 30, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the nine months ended September 30, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of September 30, 2023, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on September 30, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.31% on September 30, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of September 30, 2023, the Company had $300.0 million of unused borrowing capacity.

At September 30, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $287.4 million (16.5 million shares) of outstanding common stock through September 30, 2023.

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

Cash Requirements from Contractual Obligations

For the nine months ended September 30, 2023, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of September 30, 2023 (unaudited) and December 31, 2022, there were no balances outstanding under the 2023 Credit Agreement. Any balances outstanding under the 2023 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of March 29, 2028. As of September 30, 2023, there were $396.3 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $394.6 million as of December 31, 2022. See Note 3, Recent Accounting Pronouncements, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further description of the ASU 2020-06 adoption. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash and cash equivalents reported on the Condensed Consolidated Balance Sheet as of September 30, 2023 (unaudited) of $80.1 million, $22.4 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of September 30, 2023, $2.4 million of the total cash and cash equivalents was held by the Company’s Chinese subsidiary, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of September 30, 2023, we were exposed to changes in exchange rates between the U.S. dollar and eleven other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of September 30, 2023, there was no outstanding balance and $300.0 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month SOFR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2023, the fair value of the 2025 Notes and 2026 Notes was approximately $29.0 million and $305.9 million, respectively.

We had unrestricted cash and cash equivalents totaling $80.1 million at September 30, 2023 and $30.1 million at December 31, 2022. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From the program’s inception on August 11, 2008, the Company has repurchased approximately $287.4 million (16.5 million shares) of outstanding common stock through September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Beginning balance as of June 30, 2023	16,413,294	$17.35	16,413,294	$90.2
July 1-31, 2023	10,000	$64.93	10,000	$89.6
August 1-31, 2023	32,500	$60.06	32,500	$87.6
September 1-30, 2023	—	$—	—	$87.6
Ending balance as of September 30, 2023	16,455,794	$17.46	16,455,794

(1)Average price paid per share includes commission.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibits Index.

EXHIBITS INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

3.2
Second Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 27, 2023 (File No. 001-15169) and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.5
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.1†
Fifth Amended and Restated Employment and Transition Agreement between Perficient, Inc. and Jeffrey S. Davis, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.2†
Third Amended and Restated Employment Agreement between Perficient, Inc. and Thomas J. Hogan, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.3†
Fourth Amended and Restated Employment Agreement between Perficient, Inc. and Paul E. Martin, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	October 31, 2023	By:	/s/ Thomas J. Hogan
Thomas J. Hogan
Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2023	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)