Form 10-K
period 2023-12-31
PERFICIENT INC
filed 2024-02-27
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,834,322,828 based on the last reported sale price of the Company’s common stock on The Nasdaq Global Select Market on June 30, 2023.

As of February 15, 2024, there were 34,960,415 shares of common stock outstanding.

Portions of the definitive proxy statement to be used in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2024, are incorporated by reference in Part III of this Form 10-K.

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

We serve our Global 2000 and other large enterprise clients from locations in multiple markets throughout North America and through domestic and global delivery centers and by leveraging an experienced sales team that is connected through a common service portfolio, sales process, and performance management system. Our sales process utilizes project pursuit teams that include those colleagues best suited to address a particular prospective client’s needs. Our primary target client base includes companies in North America with annual revenues in excess of one billion dollars. We believe this market segment can generate the repeat business that is a fundamental part of our growth plan. We primarily pursue solution opportunities where our domain expertise and delivery track record give us a competitive advantage.

In 2023, we continued to implement a strategy focused on:

•expanding our relationships with existing and new clients;
•strengthening our multi-shore delivery capabilities by entering into an agreement in October to acquire SMEDIX, Inc. (“SMEDIX”), an approximately $12 million revenue healthcare software engineering firm headquartered in San Diego, California, with offshore operations located in Cluj-Napoca, Romania with the acquisition closing in January 2024;
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

Approximately 96%, 97%, and 97% of our revenues were derived from clients in the United States during the years ended December 31, 2023, 2022, and 2021, respectively.

Our Solutions

We provide services primarily to the healthcare (including pharma and life sciences), financial services (including banking and insurance), manufacturing, automotive, communications, media and technology, consumer markets, and energy and utilities markets.

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
•Data and Intelligence. We empower clients to understand and navigate their vast amounts of digital data in order to make smarter, more-informed business solutions and navigate the digital data ecosystem with offerings in analytics, artificial intelligence and machine learning, big data, business intelligence, and custom product portfolios.
•Platforms and Technology. We help our clients integrate and optimize systems and processes, and leverage the right tools to enhance productivity, reduce costs, and improve digital experiences. We do this by providing expertise across a broad spectrum of solutions and services that include blockchain, cloud, commerce, corporate performance management, customer relationship management, content management systems, customer experience platforms, custom application development, DevOps, enterprise resource planning, integration and APIs, intelligent automation, Internet of Things, mobile, portals and collaboration, supply chain, product information management, and order management systems.
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
•Innovation and Product Development. Our customized solutions are uniquely tailored to each client to help them launch new business lines, capitalize with new products, and enter new markets. These solutions include product development services and a robust suite of proprietary products.
•Optimized Global Delivery. Our clients face pressures to innovate quickly while reducing costs to deliver transformative solutions. We help clients scale large, complex projects and manage costs through our fully owned and operated domestic and global delivery centers.

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

Competitive Strengths

We believe our competitive strengths include:

•Domain Expertise. We have developed significant domain expertise in a core set of technology solutions and software platforms. These solutions include custom applications, management consulting, data, analytics, commerce, content management, business integration, customer relationship management, business process management, and platform implementations. The platforms with which we have significant domain expertise and on which these solutions are built include Adobe, Appian, AWS, Databricks, Google, HCL Commerce, Informatica, Microsoft, Optimizely, OneStream, Oracle, Salesforce, Sitecore, and Snowflake.
•Industry Expertise. We serve many of the world’s largest and most-respected brands with extensive business process experience across a variety of markets. These include healthcare (including pharma and life sciences), financial services (including banking and insurance), manufacturing, automotive, communications, media and technology, consumer markets (including retail and consumer goods), and energy and utilities.
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
•Client Relationships. We have built a track record of quality solutions and client satisfaction through the timely, efficient, and successful completion of numerous projects. As a result, we have established long-term relationships with many clients that continue to engage us for additional projects and serve as references for us. For the years ended December 31, 2023, 2022 and 2021, 92%, 94% and 93%, respectively, of services revenues, excluding any revenues from acquisitions completed in that year, were derived from clients that continued to utilize our services from the prior year.
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
•Global Delivery. In addition to serving our clients from locations in multiple markets throughout the U.S. and Canada, we operate 13 global delivery centers in Asia, Europe and Latin America. These facilities are staffed with colleagues who have specializations that include application and software development, with proven experience in complex, cloud-native product development leveraging cutting-edge software engineering technologies and practices around DevOps, artificial intelligence/machine learning, test automation, UX/UI, commerce, cloud architecture design and implementation, blockchain, analytics, big data/fast data, chatbots and voice recognition system processing, modern scalable platforms, mobile, performance engineering, adapter and interface development, quality assurance and testing, monitoring and support, platform migration, and portal development with expertise in IBM, Microsoft, Oracle, Sitecore, Magento, and other technologies. Our global delivery teams in Asia, Europe and Latin America help our clients lower costs while receiving the highest quality of service. As of December 31, 2023, we had 3,904 colleagues at our global delivery centers in Asia, Europe and Latin America, 3,408 of which were billable. We intend to continue to leverage our existing global capabilities, to support our growth and provide our clients flexible options for project delivery.
•Global Delivery Recognition. In 2023, Perficient was recognized as a global consultancy by analyst firms Forrester Research, Gartner, and International Data Corporation (“IDC”), including being named a Major Player in IDC Worldwide MarketScapes for Experience Build and Design Services, listed in the Forrester Research Global Digital Transformation Services Landscape, the IDC Market Analysis Perspective: Worldwide CX Services, 2023 report, and the IDC Market Analysis Perspective: Worldwide Digital Transformation Professional Services, 2023. In addition,

Perficient received the global ISO27001 certification, an internationally known standard for information security management systems (ISMS).

Competition

The market for the services we provide is competitive and has low barriers to entry. We believe that our competitors fall into several categories, including:

•global consulting firms, such as Accenture, Deloitte Consulting, EPAM Systems, Globant, and Endava;
•in-house professional services organizations of software companies;
•offshore providers, such as Infosys Limited, Cognizant, and Wipro Limited;
•small local consulting firms that operate in no more than one or two geographic regions; and
•boutique consulting firms.

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

Human Capital

As of December 31, 2023, we had 6,547 employees, 5,578 of which were billable (excluding 271 billable subcontractors) and 969 of which were involved in sales, administration, and marketing. None of our employees are represented by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We are committed to the continued development of our employees.

Sales and Marketing. As of December 31, 2023, we had a 191-person direct solutions-oriented sales force. We reward our sales force for developing and maintaining relationships with our clients, seeking follow-up engagements, and leveraging those relationships to forge new relationships in different areas of the business and with our clients’ business partners. In addition to our direct sales team, we also had 85 dedicated sales support employees, 34 general managers, six vice-presidents, and five senior vice-presidents who are engaged in our sales and marketing efforts.

We have sales and marketing partnerships with software vendors including Adobe, Appian, AWS, Databricks, Google, HCL Commerce, Informatica, Microsoft, Optimizely, OneStream, Oracle, Salesforce, Sitecore, and Snowflake. These companies are key vendors of open standards-based software commonly referred to as middleware application servers, enterprise application integration platforms, business process management, cloud computing applications, business activity monitoring and business intelligence applications, and enterprise portal server software. Our direct sales force works in tandem with the sales and marketing groups of our partners to identify potential new clients and projects. Our partnerships with these companies enable us to reduce our cost of sales and sales cycle times and increase win rates by leveraging our partners’ marketing efforts and endorsements.

Talent Acquisition. We are dedicated to hiring, developing, and retaining experienced, motivated technology professionals who combine a depth of understanding of current digital and legacy technologies with the ability to implement complex and cutting-edge solutions. We believe in an employee-centered environment that is built on a culture of respect.

Diversity and Social Initiatives. As a global digital consultancy, Perficient’s workforce is comprised of 31% women and 76% of our workforce identifies as Asian, Hispanic or Latinx, Black or African American, American Indian or Alaskan Native, or two or more races as of December 31, 2023. We believe our diversity is reflective of our industry in our operating markets. We support our people in making a difference through active involvement in activities that strengthen the community. Our employees’ community support includes preparing women for careers in the tech industry through our global Employee Resource Group, Women in Tech, which connects women across the Company, facilitates career growth, and builds a community dedicated to supporting fellow colleagues. In 2021, Perficient also introduced its ‘Giving’ Employee Resource Group, which inspires philanthropic action and generosity, while capturing and celebrating the time, talent and skills Perficient and its colleagues commit to helping those in need and making the world a better place. Perficient and its colleagues support a wide variety of initiatives and causes, but we place an emphasis on the priorities of advancing STEM (science, technology, engineering and math) education and improving health and well-being. Additionally, we support our community through Perficient Bright Paths, a program designed to create technology career opportunities for underrepresented constituencies and communities in the United States. Furthermore, in collaboration with the Mark Cuban Foundation, the Company hosted Artificial Intelligence (AI) Bootcamps for high school students about AI fundamentals to increase AI literacy and understanding. In 2023, we launched Perficient’s Cultural Connections Employee Resource Group, which allows our colleagues to explore, understand, and advance the cultural differences that help to shape our workforce and perspectives, and aims to cultivate a culture of inclusivity and allyship throughout Perficient around the globe.

Environmental Initiatives. We are also committed to protecting the environment and operating our business in a responsible and sustainable manner. To implement this commitment, we have adopted various policies and initiatives. We created a “Perficient Green Team” to identify and implement opportunities for Perficient employees to recycle more, waste less, and support environmentally-focused volunteer opportunities in our communities. Among our accomplishments, we have implemented a green purchasing policy for office supplies, reduced single-use drinkware, established recycling sites throughout our offices, and created informational programs to educate employees on effective ways to recycle. We encourage the reuse, recycling, and upcycling of our end-of-life electronics and computers responsibly in partnership with an external vendor. Additionally, in response to our environmental initiatives, our office in Colombia received the International Organization for Standardization (“ISO”) 14000 certification based on a series of environmental management standards, and our office in Somerville, Massachusetts was awarded a LEED Gold certificate by the U.S. Green Building Council (USGBC) for its environmentally efficient design, construction, and operation practices. In the fourth quarter of 2022, Perficient achieved certification of its Environmental Management System (“EMS”) under ISO 14001:2015, the international standard for an effective EMS to enhance environmental performance. This certification exemplifies our commitment to sustainability, compliance with applicable law, and continuous improvement by meeting environmental objectives.

Perficient is actively engaging partners and potential partners to evaluate its carbon footprint/emissions and identify opportunities to utilize renewable energy. This work will help us better understand the environmental impact of operations, inform a roadmap for future sustainability efforts, and provide our stakeholders with greater transparency.

While Perficient works to further understand the impact of its Scope 3 greenhouse gas (“GHG”) emissions, these emissions have already decreased due to reduced business travel and employee commuting compared to pre COVID-19 levels. Scope 3 GHG emissions are the result of activities from assets not owned or controlled by the reporting organization, but that the organization indirectly impacts in its value chain. Perficient continues to leverage remote work in connection with providing client services and in its corporate functions.

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

Volatile, negative or uncertain economic and political conditions in the markets we serve have undermined, and could in the future undermine, business confidence and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in markets we serve could be at a slow rate, or could stagnate, in each case, for an extended period of time. Differing economic and political conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the markets we serve have affected, and may in the future affect, demand for our services. For the year ended December 31, 2023, 97% of our revenues were derived from our clients in the United States and Canada. Weakening demand in this market could have a material adverse effect on our results of operations. Ongoing economic and political volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed or having to use involuntary terminations as a means to keep our supply of skills and resources in balance.

Economic and political volatility and uncertainty, including as a result of the war between Russia and Ukraine and the war between Israel and Hamas, is particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty could have a significant negative impact on our results of operations.

We face risks associated with potential changes to U.S. and foreign laws, regulations and policies.

Significant changes to various U.S. and foreign laws, regulations and policies to which the Company is subject are under consideration by applicable government administrations and agencies. If enacted, these changes may affect our business in a manner that currently cannot be reliably predicted. These uncertainties may include changes in laws, regulations and policies in areas such as corporate taxation, international trade, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition. Further, there has been an increased focus on certain environmental, social, governance, and other factors, issues and initiatives among government administrations and agencies, political figures, the investment community, employees and other stakeholders. Changes in laws, regulations and policies in response to such matters and our efforts to comply with such laws, regulations and policies could materially and adversely affect our business, results of operations or financial condition.

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

We maintain global development centers in Latin America, India, China and Eastern Europe. We also have employees in the United Kingdom and Canada. We are subject to certain risks related to expanding our presence into non-U.S. regions, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies, managing the integration of our various international information systems; and multiple and possibly overlapping tax structures. We may face difficulties in enforcing contractual rights, and our continued operation and expansion outside of the United States, including in developing countries, could increase the risk of contractual violations in the future. In addition, we may face competition from companies that may have more experience with operations in these countries or with global operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, including difficulties related to language and cultural barriers, as well as integrating employees that we hire in different countries into our existing corporate culture.

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

Our success depends upon our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing, software-as-a-service solutions, artificial intelligence, machine learning and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Further, if we continue to implement emerging technologies into our products and services, we may not be able to anticipate vulnerabilities, flaws or security threats resulting from the use of such technologies or develop adequate protective measures. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

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
•the competitive environment in our industry, as described above;
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

We believe the Perficient brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors, as well as members of the investment community and the media. The investment community, our employees and other stakeholders have evidenced an increased focus on certain environmental, social, governance and other factors, issues and initiatives. We have disclosed certain of our efforts with respect to such matters. Our reputation could be damaged if our efforts are, or are deemed to be, unsuccessful or are deemed insufficient relative to our competitors.

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

Our ability to improve or maintain our profitability is dependent upon our ability to successfully manage our costs including incurred costs from the current high inflationary environment and as a result of a competitive labor market. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. These actions and other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past. If we are not effective in reducing our operating costs in response to changes in demand or pricing, we might not be able to manage significantly larger and more diverse workforces as we increase the number of colleagues and execute our growth strategy, control our costs or improve our efficiency, and our profitability could be negatively affected.

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

In August 2020, we issued $230.0 million in aggregate principal amount of 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”), of which $23.3 million aggregate principal amount remains outstanding as of December 31, 2023, and in November 2021, we issued $380.0 million in aggregate principal amount of 0.125% Convertible Senior Notes Due 2026 (the “2026 Notes”) in private offerings. The 2025 Notes and 2026 Notes (together, the “Notes”) bear interest at a rate of 1.250% and 0.125% per year, respectively. Interest is payable in cash semi-annually. Our ability to make payments of the principal, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2023, we had unrestricted cash and cash equivalents totaling $128.7 million and a borrowing capacity under our credit facility of $300.0 million, with $300.0 million unused capacity available, and a commitment from our lenders to increase our borrowing capacity by $75.0 million. Of the $128.9 million of cash, cash equivalents and restricted cash at December 31, 2023, $20.6 million was held by certain foreign subsidiaries which is not available to fund domestic operations unless the funds would be repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance at December 31, 2023 also includes $1.8 million in cash held by certain other foreign subsidiaries, the earnings of which are not considered to be indefinitely reinvested and may be repatriated from time to time. We intend to continue to make investments to support our business growth and may require additional funds if our capital is insufficient to pursue business opportunities and respond to business challenges. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, especially in light of recent significant increases in interest rates. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Data Security and Intellectual Property Risks

We could have significant liability or our reputation could be damaged if we fail to protect client and Company data or information systems or if our information systems are breached.

We are dependent upon information technology networks and systems to process, transmit, and store electronic information and to communicate among our locations and with our partners and clients. Security incidents with respect to this infrastructure or human error could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. There has been a global increase in information technology security threats and increasingly sophisticated cyber attacks. Given the uncertainty of such incidents, our infrastructure may be vulnerable. In providing services to clients, we are also required at times to manage, utilize, and store sensitive or confidential client or employee data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as various U.S. federal and state laws and foreign laws governing the protection of personally identifiable information. We also rely on third-party service providers, and security incidents or cyber attacks relating to the information technology systems of our third-party service providers could have a material adverse impact on the Company. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, human error or negligence, cyber attacks, security incidents, fraud or misappropriation could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security incidents, cyber attacks and other related breaches. More information on the Company’s processes related to general and company specific cybersecurity risks, including management’s role and the Board of Directors’ oversight, can be found in Item 1C, “Cybersecurity”.

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

Approximately 14% of our billable workforce in the U.S. is comprised of skilled foreign nationals holding H1-B visas. The H1-B visa classification enables us to hire qualified foreign workers in positions that require the equivalent of at least a bachelor’s degree in the U.S. in a specialty occupation such as technology systems engineering and analysis. The H1-B visa generally permits an individual to work and live in the U.S. for a period of up to six years, with extensions available in certain circumstances. The number of new H1-B petitions approved in any federal fiscal year is limited, making the H1-B visas necessary to bring foreign employees to the U.S. unobtainable in years in which the limit is reached. The number of H1-B visas available, and the process to obtain them, may be subject to significant change. If we are unable to obtain all of the H1-B visas for which we apply, our growth or service offerings may be hindered.

If our executive transition is not successful, it could have a material adverse effect on the Company.

Effective as of October 1, 2023, Jeffrey S. Davis, our prior Chief Executive Officer, became the Executive Chairman of the Company, and Thomas J. Hogan, our President and Chief Operating Officer, became our President and Chief Executive Officer (the “Executive Transition”). A change in executive leadership, such as the Executive Transition, involves inherent risk that can adversely affect our strategic planning, business execution and future performance. We depend on our Chief Executive Officer to lead the Company effectively. If the Executive Transition is not successful, it could materially adversely impact our businesses, financial condition or results of operations, significantly delay or prevent the achievement of our strategic objectives and operating goals and cause volatility in our stock price.

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

In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. Increases in the tax rate in any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws, treaties, or regulations, or their interpretation or enforcement, may be unpredictable and could materially adversely affect our tax position. The Organization for Economic Cooperation and Development (“OECD”) reached an agreement among various countries to implement a minimum 15% corporate tax rate, commonly referred to as Pillar Two. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework and other countries are also considering changes to their tax laws to implement this framework. We are continuing to evaluate the impact of these changes on our effective tax rate and tax liabilities as new guidance and information becomes available.

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

The investment community and their advisors evaluate the Company on various strategies and considerations. The focus, scrutiny and standards by which such investors evaluate their investment strategies and considerations continue to change. These matters could cause our stock price to fluctuate.

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

Our executive officers, directors, and 5% and greater stockholders beneficially own or control approximately 35% of the voting power of our common stock. This concentration of voting power of our common stock may make it difficult for our other stockholders to successfully approve or defeat matters that may be submitted for action by our stockholders. It may also have the effect of delaying, deterring, or preventing a change in control of the Company.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management & Strategy

Perficient proactively manages its cybersecurity and data privacy risks with organizational and technical controls including a comprehensive set of policies, procedures, required annual and role-based training, cybersecurity insurance, security assessments for vendors with access to Perficient and/or Perficient client networks, and use of technology such as Multi-Factor Authentication (the “Program”). Perficient regularly tests and validates its Program using internal resources, external auditors, and rigorous industry certifications. After maintaining a Systems and Organization Controls 2 (SOC2) certification, Perficient achieved its global ISO27001:2022 certification, an international standard for information security management systems, in October 2023.

The Program is supported by a cross-functional team which identifies, assesses, monitors, tracks and pro-actively mitigates general and company specific risks, including those related to business continuity and third parties.

Perficient’s Information Technology, Data Security, Data Privacy, Finance and Communications teams conduct annual tabletop exercises in which various levels of management participate in simulated data security/privacy scenarios that Perficient, its clients and/or its personnel may face in the future. Perficient engages external resources to refresh the subject matter of these exercises and to continually challenge Perficient’s management in these exercises. Annual formal training using an online platform is required for all Perficient employees and subcontractors. Topics include how to identify suspicious activities and occurrences related to social engineering, phishing, viruses, and insider threats. Certain employees complete additional role-based training. Perficient’s formal training is supplemented throughout the year by regular “Securing Perficient” emails which reinforce relevant cybersecurity policies and procedures and cover topics such as emerging cybersecurity risks.

Perficient’s senior management are members of the Security and Compliance Executive Committee (“SCEC”) which meets at least semi-annually to review Perficient’s current cybersecurity risks, the effectiveness of current controls, policies and training. Any security-related policy violations or incidents involving Perficient or client data would be included in the SCEC briefing. Perficient senior management also regularly considers the impact of cybersecurity risks when developing its business strategy, financial planning, and capital allocation. Perficient is not aware of any current or past cyber related risks which have or are reasonably likely to materially affect its strategy, operations, or financial condition.

Governance

Perficient’s Vice President of Information Technology and General Counsel are active members of the cross-functional team managing the Program. Perficient’s Vice President of Information Technology is responsible for Perficient’s internally facing technology solutions, infrastructure, and data security team. He has served in similar leadership roles prior to joining Perficient. Perficient’s General Counsel is responsible for Perficient’s legal and privacy teams. He has over 10 years of experience in the technology sector which includes substantial experience in cybersecurity-related matters. These members of Perficient’s senior management team oversee day to day risk management activities performed by the Company’s IT Infrastructure, Data Security, and Data Privacy colleagues and participate in annual simulated data security/privacy exercises. The VP of Information Technology and General Counsel also regularly brief other members of the Company’s senior management team and the Board, either as a whole or through its Audit Committee, which is charged with oversight of the Program. These briefings occur at least quarterly and address the Program’s operations, management of cybersecurity risks, and any potential impact on Perficient’s operations and financial stability.

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

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “PRFT”. There were approximately 475 stockholders of record of our common stock as of February 15, 2024, including 414 restricted account holders.

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

Information on our Equity Compensation Plan has been included in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of shares of Company common stock through a stock repurchase program expiring December 31, 2024. The Company originally announced the repurchase program on March 27, 2008 and announced its expansion to its current authorization on October 27, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The Company has no other stock repurchase programs outstanding, nor did any stock repurchase programs expire during the year ended December 31, 2023.

From the program’s inception on August 11, 2008 through December 31, 2023, we have repurchased approximately $291.1 million (16.5 million shares) of our outstanding common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Beginning balance as of September 30, 2023	16,455,794	$17.46	16,455,794	$87.6
October 1-31, 2023	—	$—	—	$87.6
November 1-30, 2023	52,400	$62.40	52,400	$84.3
December 1-31, 2023	7,436	$64.09	7,436	$83.9
Ending balance as of December 31, 2023	16,515,630	17.63	16,515,630

(1)Average price paid per share includes commission.

The Company intends for the stock repurchase program and the repurchases made pursuant to the program to reduce the dilutive effect of shares issued by the Company both to acquisition targets as part of its acquisition program and to key employees and executives as a principal component of the Company’s compensation practices. The Company’s use of shares for these purposes is critical because it allows for the Company to align the interests of our executives, acquisition targets and other employees with those of our stockholders and helps to retain key employees. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

The Company’s officers and directors are required to comply with the Company’s securities trading policy at all times, including during a repurchase program. The insider trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of directors and certain officers from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading arrangement that complies with the conditions of Exchange Act Rule 10b5-1.

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers and directors during the fourth quarter of 2023.

Company Rule 10b5-1 Trading Arrangements

The Company did not adopt, materially modify, or terminate any Rule 10b5-1 trading arrangements during the fourth quarter of 2023.

Comparative Stock Performance

The following graph compares the cumulative five-year total stockholder return on the Common Stock from December 31, 2018 through December 31, 2023, with the cumulative total return on (i) the NASDAQ Composite Index, (ii) S&P 500 Index, and (iii) S&P 500 Information Technology Index. The comparison assumes the investment of $100 on December 31, 2018, in the Common Stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
$800
$700
$600
$500
$400
$300
$200
$100
$0
Dollars
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Perficient
NASDAQ Composite Index
S&P 500 Index
S&P 500 Information Technology

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Perficient	$100.00	$206.96	$214.06	$580.82	$313.70	$295.69
NASDAQ Composite Index	100.00	135.23	194.24	235.78	157.74	226.24
S&P 500 Index	100.00	128.88	149.83	190.13	153.16	190.27
S&P 500 Information Technology Index	100.00	148.04	210.54	280.75	199.59	312.15
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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% of our services revenues for each of the years ended December 31, 2023, 2022 and 2021. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Plans for Growth and Acquisitions

Our goal is to continue to build one of the leading information technology consulting firms by expanding our relationships with existing and new clients and through the continuation of our disciplined acquisition strategy. Our future growth plan includes expanding our business with a primary focus on customers in the United States, both organically and through acquisitions. We also intend to further leverage our existing global capabilities to support our future growth and provide our clients flexible options for project delivery.

When analyzing revenue growth by base business compared to acquired companies in the Results of Operations section below, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenues:

	Year Ended December 31,
	2023	2022	2021
Total revenues	100.0%	100.0%	100.0%
Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	63.4	61.1	61.6
Selling, general and administrative	18.8	18.9	20.0
Depreciation and amortization	3.3	3.7	3.9
Acquisition costs	0.1	0.4	0.5
Adjustment to fair value of contingent consideration	(0.8)	—	—
Income from operations	15.2	15.9	13.9
Net interest expense	—	0.3	1.8
Loss on extinguishment of debt	—	—	3.8
Net other expense	0.1	—	0.1
Income before income taxes	15.1	15.6	8.2
Income tax provision	4.2	4.1	1.4
Net income	10.9%	11.5%	6.8%

A discussion of changes in our financial condition and results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, which is available free of charge on the SEC’s website at www.sec.gov and on our investor relations website at www.perficient.com.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues. Total revenues increased 0.2% to $906.5 million for the year ended December 31, 2023 from $905.1 million for the year ended December 31, 2022.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Year Ended December 31,		Total Increase (Decrease) Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2023	2022
Services Revenues	$904.2	$902.4	$1.8	$26.4	$(24.6)
Software and Hardware Revenues	2.3	2.7	(0.4)	—	(0.4)
Total Revenues	$906.5	$905.1	$1.4	$26.4	$(25.0)

Services revenues increased 0.2% to $904.2 million for the year ended December 31, 2023 from $902.4 million for the year ended December 31, 2022. Services revenues delivered by base business resources decreased $24.6 million. Services revenues delivered by resources of acquired companies was $26.4 million, resulting in a total increase of $1.8 million.

Software and hardware revenues decreased to $2.3 million for the year ended December 31, 2023 from $2.7 million for the year ended December 31, 2022.

Total Cost of Revenues (cost of services, exclusive of depreciation and amortization, discussed separately below). Total cost of revenues increased 4% to $574.5 million for the year ended December 31, 2023 from $552.7 million for the year ended December 31, 2022 primarily due to higher average headcount and higher benefit costs. Services costs as a percentage of services revenues increased to 63.5% for the year ended December 31, 2023 from 61.2% for the year ended December 31, 2022.

Selling, General and Administrative. SG&A expenses decreased 0.3% to $170.6 million for the year ended December 31, 2023 from $171.1 million for the year ended December 31, 2022. SG&A expenses, as a percentage of revenues, were 18.8% for each of the years ended December 31, 2023 and 2022.

Selling, General and Administrative Expense	Year Ended December 31,		Increase (Decrease)	Percentage Change
(in millions)	2023	2022
Salary expense, excluding sales salaries	$45.8	$44.0	$1.8	4%
Sales-related costs, including sales salaries	41.5	39.4	2.1	5%
Office costs	14.9	15.2	(0.3)	(2)%
Stock compensation expense	18.4	14.9	3.5	23%
Variable compensation expense	3.9	8.6	(4.7)	(55)%
Travel & entertainment	3.9	2.6	1.3	50%
Benefits expense	12.4	10.1	2.3	23%
IT/Infrastructure	11.7	10.7	1.0	9%
Bad debt (recovery) expense	(1.5)	3.6	(5.1)	(142)%
Other	19.6	22.0	(2.4)	(11)%
Total	$170.6	$171.1	$(0.5)	—%

Depreciation. Depreciation expense increased 5% to $9.0 million for the year ended December 31, 2023 from $8.5 million for the year ended December 31, 2022. Depreciation expense as a percentage of revenues was 1.0% for the year ended December 31, 2023 and 0.9% for the year ended December 31, 2022.

Amortization. Amortization expense decreased 16% to $20.6 million for the year ended December 31, 2023 from $24.5 million for the year ended December 31, 2022. Amortization expense as a percentage of total revenues was 2.3% for the year ended December 31, 2023 and 2.7% for the year ended December 31, 2022. Amortization expense decreased primarily due to certain intangibles becoming fully amortized.

Acquisition Costs. Acquisition-related costs of $0.8 million were incurred during 2023 primarily related to the acquisition of SMEDIX compared to $3.7 million during 2022 primarily related to the acquisitions of Inflection Point Systems, Inc. (“Inflection Point”) and Ameex Technologies Corporation (“Ameex”). Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $6.4 million was recorded to reduce the related liabilities during the year ended December 31, 2023 which represents the net fair market value adjustment to Inflection Point and Ameex revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex. An adjustment of $0.3 million was recorded to increase the related liabilities during the year ended December 31, 2022 which represents the net impact of the fair market value adjustments to the Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”) and Izmul S.A. (“Overactive”) revenue and earnings-based contingent consideration liabilities, as well as accretion.

Net Interest Expense. Net interest expense decreased to $0.4 million for the year ended December 31, 2023 from $3.2 million for the year ended December 31, 2022. The decrease in net interest expense was primarily due to a $2.7 million increase in interest income.

Provision for Income Taxes. We provide for federal, state, and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. The effective income tax rate increased to 27.5% for the year ended December 31, 2023 from 25.9% for the year ended December 31, 2022. The increase in the effective rate is primarily due to a decrease in research credit benefit and an increase in the impact of stock compensation, partially offset by a decrease in the effect of acquisition costs compared to the prior year.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	December 31,
	2023	2022	2021
Cash, cash equivalents and restricted stock (1)	$128.9	$30.1	$24.4
Working capital (including cash, cash equivalents and restricted stock) (2)	$247.5	$126.5	$94.8
Amounts available under credit facilities	$300.0	$199.8	$199.8

(1)The balance at December 31, 2023 includes $20.6 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $1.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2022 includes $7.9 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated and includes $7.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2021 includes $6.1 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated and includes $5.2 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The Company’s restricted cash balance as of December 31, 2023 was $0.2 million. There was no restricted cash balance as of December 31, 2022 or 2021.
(2)Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $143.0 million compared to $118.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, the components of operating cash flows were net income of $98.9 million plus net non-cash charges of $42.5 million and net operating asset reductions of $1.6 million. The primary components of operating cash flows for the year ended December 31, 2022 were net income of $104.4 million plus net non-cash charges of $51.5 million and net operating asset investments of $37.8 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2023, we used $0.2 million for acquisitions and $5.4 million to purchase property and equipment and to develop software. During the year ended December 31, 2022, we used $71.9 million for acquisitions and $9.9 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

For the year ended December 31, 2023, we used $11.3 million to repurchase shares of our common stock through the stock repurchase program, used $21.5 million to settle contingent consideration for the purchases of Overactive and Talos, used $7.0 million to remit taxes withheld as part of a net share settlement of restricted stock vesting and paid $0.8 million for credit facility financing fees. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $1.0 million. For the year ended December 31, 2022, we drew down $69.0 million from our line of credit, repaid $69.0 million on our line of credit, used $18.5 million to repurchase shares of our common stock through the stock repurchase program, and $11.7 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also received proceeds from sales of stock through the Employee Stock Purchase Plan of $1.1 million.

Availability of Funds from Credit Facility

On March 29, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of December 31, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the year ended December 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time. Outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2023, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on December 31, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.40% on December 31, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2023, the Company had $300.0 million of unused borrowing capacity.

At December 31, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through December 31, 2023.

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

Cash Requirements from Contractual Obligations

For the year ended December 31, 2023, there were no material changes outside the ordinary course of business in lease obligations or other contractual obligations. See Note 16, Leases, in the Notes to Consolidated Financial Statements for further description of our contractual obligations.

There were no balances outstanding under the Amended and Restated Credit Agreement (the “2021 Credit Agreement”) or the 2023 Credit Agreement as of December 31, 2023 and 2022. As of December 31, 2023, there were in aggregate $396.9 million of outstanding Notes, net of unamortized issuance costs, compared to $394.6 million as of December 31, 2022. The amounts are classified as “Long-term debt” within the Consolidated Balance Sheets as of December 31, 2023 and 2022. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

We have incurred commitments to make future payments under contracts such as leases, the 2023 Credit Agreement and the Notes, as well as noncancellable purchase and other contractual obligations, which primarily relate to multi-year third-party software sales and internally used software, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2023. Maturities under these contracts are set forth in the following table as of December 31, 2023 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$25.2	$7.8	$10.4	$6.2	$0.8
Total debt (1)	403.3	—	403.3	—	—
Purchase and other contractual obligations	8.6	4.9	3.6	0.1	—
Estimated fair value of contingent consideration liability (Note 9)	4.5	4.5	—	—	—
Total	$441.6	$17.2	$417.3	$6.3	$0.8

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

Of the total cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheet as of December 31, 2023 of $128.9 million, approximately $20.6 million was held by certain foreign subsidiaries where the Company has considered the earnings to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of December 31, 2023, the aggregate unremitted earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $19.7 million, and the unrecognized deferred tax liability on unremitted earnings was approximately $2.0 million. As of December 31, 2023, $1.8 million of the total cash, cash equivalents and restricted cash was held by certain other foreign subsidiaries where the Company has determined that the earnings from these subsidiaries are not permanently reinvested and may repatriate available earnings from these subsidiaries from time to time.

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

For acquisitions completed during the year ended December 31, 2022, key observable inputs included revenue growth rates, which ranged from 16% to 43%, and volatility rates, which were 9% for revenue and ranged 22% to 23% for earnings. An increase in future revenue and earnings may result in a higher estimated fair value while a decrease in future revenue and earnings may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2023 and 2022.

Convertible Debt

In accordance with accounting for debt with conversion and other options prior to the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) on January 1, 2022, the Company bifurcated the principal amount of the Notes into liability and equity components. The initial liability component of the Notes was valued based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of issuance. The equity component representing the conversion option and calculated as the residual amount of the proceeds was recorded as an increase in additional paid-in capital within stockholders’ equity, partially offset by the associated deferred tax effect. The amount recorded within additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Prior to 2022, the resulting debt discount was being amortized to interest expense using the effective interest method over the period from the issuance date through the contractual maturity date. Prior to 2022, the Company utilized the treasury stock method to calculate the effects of the Notes on diluted earnings per share.

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

During the year ended December 31, 2021, the Company repurchased the remaining portion of the outstanding 2.375% Convertible Senior Notes due 2023 (the “2023 Notes”), which met the criteria to be accounted for as a debt extinguishment, and repurchased a portion of the outstanding 1.250% Convertible Senior Notes Due 2025 (the “2025 Notes”), which met the criteria to be accounted for as a debt extinguishment with an inducement charge. The consideration paid for the repurchases was allocated to the liability and equity components of the 2023 Notes and 2025 Notes based on the fair value of the liability component, which was determined utilizing an estimated discount rate for a similar liability with the same maturity, but without the conversion option. The consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate consideration, excluding interest. The Company subsequently compared the allocated consideration with the carrying value of the liability component to record a loss on extinguishment, which included the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs. An inducement charge representing the difference between the fair value of the consideration delivered to the holders of the repurchased 2025 Notes and the fair value of the consideration issuable under the original conversion terms is included in Loss on extinguishment of debt in the accompanying Consolidated Statements of Operations.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of December 31, 2023, we were exposed to changes in exchange rates between the U.S. dollar and eleven other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of December 31, 2023, there was no outstanding balance and $300.0 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month SOFR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2023, the fair value of the 2025 Notes and 2026 Notes was approximately $32.4 million and $316.1 million, respectively.

We had unrestricted cash and cash equivalents totaling $128.7 million at December 31, 2023 and $30.1 million at December 31, 2022. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

PERFICIENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$128,886	$30,130
Accounts receivable, net	178,998	202,298
Prepaid expenses	5,638	6,432
Other current assets	12,431	16,756
Total current assets	325,953	255,616
Property and equipment, net	11,996	17,970
Operating lease right-of-use assets	21,786	27,088
Goodwill	581,387	565,161
Intangible assets, net	71,118	88,937
Other non-current assets	52,364	41,116
Total assets	$1,064,604	$995,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,688	$24,351
Other current liabilities	59,784	104,780
Total current liabilities	78,472	129,131
Long-term debt, net	396,874	394,587
Operating lease liabilities	16,446	18,528
Other non-current liabilities	42,189	43,515
Total liabilities	$533,981	$585,761

Commitments and contingencies (see Note 17)

Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of December 31, 2023 and December 31, 2022)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,465,127 shares issued and 34,174,200 shares outstanding as of December 31, 2023; 53,082,010 shares issued and 34,071,750 shares outstanding as of December 31, 2022)	53	53
Additional paid-in capital	432,160	403,866
Accumulated other comprehensive loss	(5,461)	(17,519)
Treasury stock, at cost (19,290,927 shares as of December 31, 2023; 19,010,260 shares as of December 31, 2022)	(373,325)	(354,536)
Retained earnings	477,196	378,263
Total stockholders’ equity	530,623	410,127
Total liabilities and stockholders’ equity	$1,064,604	$995,888

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended December 31,
	2023	2022	2021

Revenues	$906,541	$905,062	$761,027

Total cost of revenues (cost of services, exclusive of depreciation and amortization, shown separately below)	574,478	552,703	468,813
Selling, general, and administrative	170,555	171,128	152,419
Depreciation	8,968	8,518	6,398
Amortization	20,632	24,518	23,453
Acquisition costs	826	3,653	3,814
Adjustment to fair value of contingent consideration	(6,438)	267	198
Income from operations	137,520	144,275	105,932

Net interest expense	363	3,154	14,052
Loss on extinguishment of debt	—	—	28,996
Net other expense	676	160	401
Income before income taxes	136,481	140,961	62,483
Income tax provision	37,548	36,569	10,392

Net income	$98,933	$104,392	$52,091

Basic net income per share	$2.91	$3.08	$1.62
Diluted net income per share	$2.76	$2.90	$1.50
Shares used in computing basic net income per share	33,992	33,869	32,202
Shares used in computing diluted net income per share	36,711	36,731	34,670

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$98,933	$104,392	$52,091
Other comprehensive (loss) income, net of reclassification adjustments and income taxes
Foreign benefit plan, net of tax	(268)	(307)	(188)
Foreign currency translation adjustment, net of tax	12,326	(11,369)	(9,401)
Comprehensive income	$110,991	$92,716	$42,502

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Common Stock
Beginning of period	$53	$53	$50
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	3
End of period	53	53	53
Additional Paid-in Capital
Beginning of period	403,866	423,235	459,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	975	1,081	631
Stock compensation related to restricted stock vesting and retirement savings plan contributions	27,319	23,524	20,401
Issuance of stock in conjunction with acquisitions including stock attributed to future compensation	—	7,533	6,822
Equity component of issuance of convertible notes, net of tax	—	—	49,332
Debt issuance costs of convertible notes allocated to equity, net of tax	—	—	(1,394)
Purchase of hedges related to issuance of convertible notes, net of tax	—	—	(49,308)
Proceeds from issuance of warrants related to issuance of convertible notes	—	—	23,408
Equity component of repurchase of convertible notes, net of tax	—	—	(407,084)
Proceeds from sale of hedges related to repurchase of convertible notes	—	—	381,290
Purchases of warrants related to repurchase of convertible notes	—	—	(303,896)
Shares issued upon extinguishment of 2025 convertible notes	—	—	243,167
Cumulative effect of accounting changes (See Note 2)	—	(51,507)	—
End of period	432,160	403,866	423,235
Accumulated Other Comprehensive (Loss) Income
Beginning of period	(17,519)	(5,843)	3,746
Foreign benefit plan, net of tax	(268)	(307)	(188)
Foreign currency translation adjustment, net of tax	12,326	(11,369)	(9,401)
End of period	(5,461)	(17,519)	(5,843)
Treasury Stock
Beginning of period	(354,536)	(324,412)	(289,225)
Purchases of treasury stock and buyback of shares for taxes	(18,364)	(30,124)	(35,187)
Stock reacquired for escrow claim	(425)	—	—
End of period	(373,325)	(354,536)	(324,412)
Retained Earnings
Beginning of period	378,263	271,732	219,641
Cumulative effect of accounting changes (See Note 2)	—	2,139	—
Net income	98,933	104,392	52,091
End of period	477,196	378,263	271,732
Total Stockholders’ Equity	$530,623	$410,127	$364,765

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
Common Stock, shares
Beginning of period	34,072	33,881	32,074
Sales of stock through the Employee Stock Purchase Plan	15	12	9
Stock compensation related to restricted stock vesting and retirement savings plan contributions	373	411	522
Purchases of treasury stock and buyback of shares for taxes	(281)	(356)	(431)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	124	67
Issuance of shares for repurchase of convertible notes	—	—	1,640
Stock reacquired for escrow claim	(5)	—	—
End of period	34,174	34,072	33,881

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$98,933	$104,392	$52,091
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	8,968	8,518	6,398
Amortization	20,632	24,518	23,453
Loss on extinguishment of debt	—	—	28,996
Deferred income taxes	(10,950)	(7,945)	(12,662)
Non-cash stock compensation and retirement savings plan contributions	27,728	24,068	21,554
Amortization of debt issuance costs and discounts	2,501	2,431	11,014
Adjustment to fair value of contingent consideration for purchase of business	(6,438)	267	198
Other	—	(373)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	23,610	(16,824)	(34,451)
Other assets	1,074	(7,426)	(3,475)
Accounts payable	(5,779)	(2,737)	56
Other liabilities	(17,312)	(10,821)	(8,256)
Net cash provided by operating activities	142,967	118,068	84,916

INVESTING ACTIVITIES
Purchase of property and equipment	(4,439)	(8,955)	(9,244)
Capitalization of internally developed software costs	(953)	(944)	(960)
Purchase of businesses, net of cash acquired	(189)	(71,851)	(108,848)
Net cash used in investing activities	(5,581)	(81,750)	(119,052)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	—	380,000
Payment for convertible notes issuance costs	—	—	(10,540)
Purchase of hedges related to issuance of convertible notes	—	—	(66,120)
Proceeds from issuance of warrants related to issuance of convertible notes	—	—	23,408
Payments for repurchase of convertible notes	—	(46)	(368,664)
Proceeds from sale of hedges related to repurchase of convertible notes	—	11	381,290
Repurchase of warrants related to repurchase of convertible notes	—	—	(303,896)
Payment for credit facility financing fees	(750)	—	(633)
Proceeds from line of credit	—	69,000	74,000
Payments on line of credit	—	(69,000)	(74,000)
Payment of contingent consideration for purchase of business	(21,530)	—	(24,128)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	975	1,081	631
Purchases of treasury stock	(11,348)	(18,462)	(21,724)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(7,016)	(11,662)	(13,463)
Net cash used in financing activities	(39,669)	(29,078)	(23,839)
Effect of exchange rate on cash, cash equivalents and restricted cash	1,039	(1,520)	(819)
Change in cash, cash equivalents and restricted cash	98,756	5,720	(58,794)
Cash, cash equivalents, and restricted cash at beginning of period	30,130	24,410	83,204
Cash, cash equivalents and restricted cash at end of period	$128,886	$30,130	$24,410

Supplemental disclosures:
Cash paid for income taxes	$46,869	$39,974	$16,122
Cash paid for interest	$927	$1,034	$3,988
Non-cash activities:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$(425)	$7,168	$6,244
Issuance of shares for repurchase of convertible notes	$—	$—	$243,167
Liability incurred for purchase of property and equipment	$190	$3,765	$144

See accompanying notes to consolidated financial statements.

PERFICIENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

1. Description of Business and Principles of Consolidation

Perficient, Inc. (the “Company” or “Perficient”) is a global digital consultancy. Perficient’s work enables clients, primarily focused in North America, to deliver experiences that surpass customer expectations; become more human-centered, authentic, and trusted; innovate through digital technologies; outpace competition; grow and strengthen relationships with customers, suppliers, and partners; and reduce costs.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all unrestricted cash balances and liquid investments with original maturities of three months or less.

Restricted cash consists of cash deposits which are restricted for settlement of medical claims. The Company’s restricted cash balance as of December 31, 2023 was $0.2 million. There was no restricted cash balance as of December 31, 2022 or 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets (generally one year to seven years). Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the assets.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has one reporting unit for purposes of the goodwill impairment review. ASC Topic 350 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying amount of the Company before applying the quantitative goodwill impairment test. If it is more likely than not that the fair value is less than the carrying amount of the Company, the quantitative goodwill impairment test will be conducted to detect and measure any impairment. Based upon the Company’s qualitative assessment, it is more likely than not that the fair value of the Company is greater than its carrying amount. No impairment charges were recorded for 2023, 2022 or 2021.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from one year to 10 years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in Amortization in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. Other intangible assets are evaluated for impairment upon the occurrence of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. No impairment of intangible assets was recorded for 2023, 2022 or 2021.

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

Financial Instruments

Cash equivalents, accounts receivable, accounts payable, and other accrued liabilities are stated at amounts which approximate fair value due to the near term maturities of these instruments. The Company’s long-term debt balance related to its 1.250% Convertible Senior Notes Due 2025 (“2025 Notes”) and 0.125% Convertible Senior Notes Due 2026 (“2026 Notes” and collectively with the 2025 Notes, the “Notes”) are carried at their principal amount less unamortized debt issuance costs, and are not carried at fair value at each period end. See Note 12, Long-Term Debt, for information regarding the Company’s convertible debt accounting policies.

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

Segment and Geographic Information

See Note 18, Segment and Geographic Information.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for the exception. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods. The ASU allows entities to use a modified or full retrospective transition method. Under the modified approach, entities will apply the guidance to all financial instruments that are outstanding as of the beginning of the year of adoption with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. Under the full retrospective method, entities will apply the guidance to all outstanding financial instruments for each prior reporting period presented. The Company adopted this ASU on January 1, 2022 under the modified retrospective method of transition. Upon adoption, the Company recorded a $2.1 million cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet, largely due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Notes described in Note 12, Long-Term Debt. The Company also recorded an increase to long-term debt, net of $66.2 million, a net change in the deferred tax balance of $16.8 million, and a decrease to additional paid-in capital of $51.5 million due to no longer separating the embedded conversion feature of the Notes. Upon adoption, the Company's interest expense recognized has been reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the consolidated statement of cash flows. Upon adoption, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) Improvements To Reportable Segment Disclosures, which requires additional disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The Company will adopt this ASU retrospectively for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements To Income Tax Disclosures, which requires additional disclosures of income tax components that affect the rate reconciliation and income taxes paid, broken out by the applicable taxing jurisdictions. The Company expects to adopt this ASU prospectively for the annual period beginning on January 1, 2025.

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

Deferred Revenue

The Company’s deferred revenue balance as of December 31, 2023 and 2022 was $5.5 million and $12.7 million, respectively. Substantially all of the December 31, 2022 deferred revenue balance was recognized in revenue during the year ended December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of December 31, 2023 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in millions):

	Year Ended December 31, 2023
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$668.7	$—	$668.7
Fixed fee percent complete contracts	56.9	—	56.9
Fixed fee contracts	159.8	—	159.8
Reimbursable expenses	11.3	—	11.3
Total professional services fees	896.7	—	896.7
Other services revenue*	5.7	1.8	7.5
Total services	902.4	1.8	904.2
Software and hardware	—	2.3	2.3
Total revenues	$902.4	$4.1	$906.5

* Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

	Year Ended December 31, 2022
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$696.0	$—	$696.0
Fixed fee percent complete contracts	52.2	—	52.2
Fixed fee contracts	135.0	—	135.0
Reimbursable expenses	9.4	—	9.4
Total professional services fees	892.6	—	892.6
Other services revenue*	7.7	2.1	9.8
Total services	900.3	2.1	902.4
Software and hardware	—	2.7	2.7
Total revenues	$900.3	$4.8	$905.1

	Year Ended December 31, 2021
	Over Time	Point In Time	Total Revenues
Time and materials contracts	$577.7	$—	$577.7
Fixed fee percent complete contracts	49.1	—	49.1
Fixed fee contracts	107.7	—	107.7
Reimbursable expenses	10.7	—	10.7
Total professional services fees	745.2	—	745.2
Other services revenue*	11.3	2.2	13.5
Total services	756.5	2.2	758.7
Software and hardware	—	2.3	2.3
Total revenues	$756.5	$4.5	$761.0

    * Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$873.1	$875.3	$738.3
Other countries	33.4	29.8	22.7
Total revenues	$906.5	$905.1	$761.0

4. Concentration of Credit Risk and Significant Customers

Cash and accounts receivable potentially expose the Company to concentrations of credit risk. Cash is placed with highly rated financial institutions. The Company provides credit, in the normal course of business, to its customers. The Company generally does not require collateral or up-front payments. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. Customers can be denied access to services in the event of non-payment. During 2023, a substantial portion of the services the Company provided were built on Adobe, Microsoft, IBM, Salesforce, Sitecore and Oracle platforms, among others, and a significant number of the Company’s clients are identified through joint selling opportunities conducted with and through sales leads obtained from the relationships with these vendors. Due to the Company’s significant fixed operating expenses, the loss of sales to any significant customer could negatively impact net income and cash flow from operations. However, the Company has remained relatively diversified, with its largest customer only representing approximately 7% of total revenues for the year ended December 31, 2023, 5% of total revenues for the year ended December 31, 2022, and 4% of total revenues for the year ended December 31, 2021.

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

The Company’s Third Amended and Restated Perficient, Inc. 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. The Company may issue stock awards of up to 8.5 million shares of Common Stock pursuant to the Incentive Plan. As of December 31, 2023, there were 2.0 million shares of Common Stock available for issuance under the Incentive Plan.

The Company recognized $28.3 million, $24.6 million and $23.1 million of share-based compensation expense during 2023, 2022 and 2021, respectively, which included $4.6 million, $4.4 million and $4.0 million of expense for retirement savings plan contributions, respectively. The associated current and future income tax benefit recognized during 2023, 2022 and 2021 was $7.8 million, $6.4 million and $3.8 million, respectively.

Restricted Stock Awards (“RSAs”)

Restricted stock activity for the year ended December 31, 2023 was as follows (in thousands, except fair value information):

	RSAs (Shares)	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2022	616	$72.02
Awards granted (1)	449	$64.74
Awards vested (2)	(307)	$64.29
Awards forfeited	(44)	$71.43
Restricted stock awards outstanding at December 31, 2023	714	$70.80

(1)The weighted average grant date fair value of shares granted during 2022 and 2021 was $75.76 and $76.48, respectively.
(2)The total fair value of restricted shares vested during the years ended December 31, 2023, 2022 and 2021 was $19.7 million, $32.0 million and $44.1 million, respectively.

As of December 31, 2023, there was $36.7 million of total unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of two years. Restricted stock awards generally vest over a three-year service period.

Performance Stock Awards (“PSAs”)

The Company also grants PSAs under the Incentive Plan with terms determined at the discretion of the compensation committee of the Company’s Board of Directors. The actual number of PSAs that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Nasdaq Composite Index over a three-year period. The PSAs vest at the end of the TSR measurement period, and up to 100% of the target number of shares subject to each PSA are eligible to be earned. During the twelve months ended December 31, 2023, the Company awarded 10,842 PSAs with a fair market value of $80.90 per share. PSA related stock-based compensation cost recognized for the twelve months ended December 31, 2023 was $0.1 million.

The Company estimated the grant date fair value of the PSAs using a Monte Carlo simulation model that included the following assumptions:

Year Ended December 31, 2023
Valuation assumptions:
Expected dividend yield	—
Expected volatility	52.37%
Expected term (years)	3.44
Risk-free interest rate	4.45%

As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost related to unvested PSAs, expected to be recognized over a period of three years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to pay the exercise price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. During the year ended December 31, 2023, 14,612 shares were purchased under the ESPP.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2023	2022	2021
Net income	$98,933	$104,392	$52,091
Add back interest expense on convertible notes, net of tax (1)	2,213	2,261	—
Net income, diluted	$101,146	$106,653	$52,091

Basic:
Weighted-average shares of common stock outstanding	33,992	33,869	32,202
Shares used in computing basic net income per share	33,992	33,869	32,202

Effect of dilutive securities:
Restricted stock subject to vesting	139	270	559
Shares issuable for conversion of convertible senior notes (1)	2,430	2,422	1,564
Shares issuable for acquisition consideration (2)	150	50	198
Shares issuable for exercise of warrants	—	120	147
Shares used in computing diluted net income per share	36,711	36,731	34,670

Basic net income per share	$2.91	$3.08	$1.62
Diluted net income per share	$2.76	$2.90	$1.50

(1)Upon adoption of ASU 2020-06 on January 1, 2022, the Company prospectively utilized the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.
(2)For the year ended December 31, 2023, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (“Talos”); (v) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc. (“Inflection Point”); and (vii) the Purchase Agreement with Ameex Technologies Corporation (“Ameex”), as part of the consideration. For the year ended December 31, 2022, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with Brainjocks; (iii) the Stock Purchase Agreement with the shareholders of PSL; (iv) the Purchase Agreement with Talos; (v) the Stock Purchase Agreement with the shareholders of Overactive; (vi) the Purchase Agreement with Inflection Point; and (vii) the Purchase Agreement with Ameex, as part of the consideration. For the year ended December 31, 2021, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with MedTouch LLC; (iii) the Asset Purchase Agreement with Brainjocks; (iv) the Stock Purchase Agreement with the shareholders of PSL; (v) the Purchase Agreement with Talos; and (vi) the Stock Purchase Agreement with the shareholders of Overactive, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock subject to vesting	177	110	—
Convertible senior notes	—	—	1,980
Warrants related to the issuance of convertible senior notes	2,431	2,084	1,980
Total anti-dilutive securities	2,608	2,194	3,960

See Note 12, Long-term Debt, for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through December 31, 2023.

7. Balance Sheet Components

	December 31,
	2023	2022
	(In millions)
Accounts receivable:
Billed accounts receivable, net	$119.9	$134.5
Unbilled revenues, net	59.1	67.8
Total	$179.0	$202.3

Other current assets:
Miscellaneous receivables	$3.1	$2.9
Contractual commitment asset	3.0	0.9
Income tax receivable	2.7	9.2
Other current assets	3.6	3.8
Total	$12.4	$16.8

Property and equipment:
Computer hardware (useful life of 3 years)	$26.7	$26.3
Furniture and fixtures (useful life of 5 years)	4.5	4.7
Leasehold improvements (useful life of 5 years)	7.8	7.7
Software (useful life of 1 to 7 years)	9.2	11.9
Less: Accumulated depreciation	(36.2)	(32.6)
Total	$12.0	$18.0

Other non-current assets:
Non-current unbilled revenue	$2.2	$1.6
Company owned life insurance (“COLI”) asset	12.6	10.5
Long term deposits	1.8	1.9
Credit facility deferred finance fees, net	1.0	0.5
Other non-current assets	13.2	8.5
Deferred income taxes	21.6	18.1
Total	$52.4	$41.1

Other current liabilities:
Accrued variable compensation	$15.9	$21.1
Deferred revenues	5.5	12.7
Estimated fair value of contingent consideration liability (Note 9)	4.5	32.7
Current operating lease liabilities	7.0	10.3
Payroll related costs	11.1	8.9
Professional fees	1.3	2.2
Accrued medical claims expense	3.2	2.9
Accrued IT expenses	5.0	4.3
Other current liabilities	6.3	9.7
Total	$59.8	$104.8

	December 31,
	2023	2022
	(In millions)
Other non-current liabilities:
Deferred income taxes	$5.9	$8.7
Other non-current liabilities	5.0	5.9
Reserve for uncertain tax positions	17.7	17.5
Non-current software accrual	2.6	2.1
Deferred compensation liability	11.0	9.3
Total	$42.2	$43.5

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

Activity in the allowance for credit losses is summarized as follows for the years presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$5.8	$2.9	$1.1
Charges to expense, net of recoveries	(1.5)	3.6	1.8
Other (1)	(1.8)	(0.7)	—
Balance at December 31	$2.5	$5.8	$2.9

(1)Other is primarily related to uncollected balances written off, business acquisitions and currency translation adjustments.

9. Business Combinations

2022 Acquisitions

On October 11, 2022, the Company acquired all of the outstanding capital stock of Ameex. Ameex is a digital experience consultancy headquartered in Schaumburg, Illinois, with offshore operations located in Chennai, India. The acquisition of Ameex strengthened the Company’s global delivery capabilities, enhanced agile software design, and further expanded our operations in India. Ameex added more than 400 professionals and strategic client relationships across several industries. The Company’s total allocable purchase price consideration was $35.5 million, net of cash acquired. The Company incurred approximately $1.7 million in transaction costs, which were expensed when incurred. The goodwill is non-deductible for tax purposes.

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

The acquisition date fair value of the consideration for the 2022 acquisitions consisted of the following (in millions):

	Ameex		Inflection Point
Cash, net of cash acquired	$26.1		$44.6
Company common stock issued at closing	4.2		3.0
Contingent consideration (1)	4.3	(2)	6.6	(3)
Net working capital adjustment due to the seller(s)	0.9		(0.2)
Total allocable purchase price consideration	$35.5		$54.0

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the applicable closing date of the acquisition.
(2)The maximum cash payout that may be realized by the sellers in the Ameex acquisition is $5.7 million. As of December 31, 2023, the fair value of the contingent consideration was $4.0 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $0.4 million during the year ended December 31, 2023.
(3)The maximum cash payout that may be realized by the sellers in the Inflection Point acquisition is $13.0 million. As of December 31, 2023, the fair value of the contingent consideration was $0.5 million. The Company recorded a pre-tax adjustment to reduce the liability in “Adjustment to fair value of contingent consideration” on the Consolidated Statements of Operations of $6.2 million during the year ended December 31, 2023.

The Company has allocated of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

	Ameex	Inflection Point
Acquired tangible assets	$6.5	$3.3
Identified intangible assets	13.2	20.1
Liabilities assumed	(6.0)	(10.5)
Goodwill	21.8	41.1
Total allocable purchase price	$35.5	$54.0

The following table presents details of the intangible assets acquired during the year ended December 31, 2023 (dollars in millions).

	Weighted Average Useful Life	Estimated Useful Life	Aggregate acquisitions
Customer relationships	10 years	10 years	$29.9
Customer backlog	1 year	1 year	2.8
Non-compete agreements	5 years	5 years	0.3
Trade name	1 year	1 year	0.3
Total acquired intangible assets			$33.3

As the Company completed its evaluation of the acquired assets and assumed liabilities of Ameex and Inflection Point, the Company recorded certain adjustments during the measurement period based on facts and circumstances that existed as of acquisition date. The measurement period adjustments for Ameex and Inflection Point were not material.

2021 Acquisitions

On September 8, 2021, the Company acquired substantially all of the assets of Talos LLC and Talos Digital LLC, each a Delaware limited liability company, and a wholly-owned subsidiary of the Company acquired all of the outstanding capital stock of Talos Digital SAS and TCOMM SAS, each a simplified stock company organized under the laws of the Republic of Colombia (collectively, “Talos”). Talos is a digital transformation consultancy based in Miami, Florida with nearshore delivery centers in Medellin, Colombia. The acquisition of Talos strengthened the Company’s global delivery capabilities, and enhanced its nearshore systems and commerce and custom developed solutions customers. Talos added more than 180 professionals and strategic client relationships with customers across several industries. The Company's total allocable purchase price consideration was $27.8 million, net of cash acquired. The Company incurred approximately $1.1 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $15.7 million.

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

The results of the 2021 and 2022 acquisitions’ operations have been included in the Company’s consolidated financial statements since the respective acquisition dates.

Pro-forma Results of Operations

The following presents the unaudited pro-forma combined results of operations of the Company with Overactive for the year ended December 31, 2021 after giving effect to certain pro-forma adjustments and assuming Overactive was acquired as of the beginning of 2020. These unaudited pro-forma results include adjustments for Overactive from January 1, 2020 through December 31, 2021. Pro-forma results of operations have not been presented for Talos, Inflection Point, or Ameex because the effect of these acquisitions on the Company's consolidated financial statements were not material individually or in the aggregate.

These unaudited pro-forma results are presented in compliance with the adoption of ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisition of Overactive actually occurred on January 1, 2020 or of future results of operations of the consolidated entities (in millions except per share data):

Year Ended December 31,
2021
Revenues	$794.2
Net income	$52.6
Basic net income per share	$1.63
Diluted net income per share	$1.52
Shares used in computing basic net income per share	32.2
Shares used in computing diluted net income per share	34.7

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the year ended December 31, 2023.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in Amortization in the accompanying Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the year ended December 31, 2023.

Goodwill

Activity related to goodwill consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$565.2	$515.2
Purchase price allocations and measurement period adjustments for acquisitions	3.1	60.8
Effect of foreign currency translation adjustments	13.1	(10.8)
Balance, end of year	$581.4	$565.2

Intangible Assets with Definite Lives

Following is a summary of the Company’s intangible assets that are subject to amortization (in millions):

	Year Ended December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$116.1	$(47.3)	$68.8	$151.9	$(68.4)	$83.5
Non-compete agreements	1.1	(0.6)	0.5	1.7	(1.0)	0.7
Customer backlog	—	—	—	2.7	(0.7)	2.0
Trade name	0.8	(0.8)	—	0.9	(0.7)	0.2
Developed software	8.5	(6.7)	1.8	7.8	(5.3)	2.5
Total	$126.5	$(55.4)	$71.1	$165.0	$(76.1)	$88.9

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $20.6 million, $24.5 million and $23.5 million, respectively.

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in millions):

2024	$15.7
2025	$12.2
2026	$9.6
2027	$7.3
2028	$6.2
Thereafter	$20.1

On January 16, 2024, the Company completed the acquisition of all of the outstanding capital stock of SMEDIX, Inc., a California corporation (“SMEDIX”). Estimated annual amortization expense in the table above excludes any amortization expense related to SMEDIX.

11. Employee Benefit Plans

The Company has a qualified 401(k) profit sharing plan available to full-time employees who meet the plan’s eligibility requirements. This defined contribution plan permits employees to make contributions up to maximum limits allowed by the Code. The Company, at its discretion, matches a portion of the employee’s contribution under a predetermined formula based on the level of contribution and years of service. For 2023, the Company made matching contributions of 50% (25% in cash and 25% in Company stock) of the first 6% of eligible compensation deferred by the participant. The Company recognized $10.5 million, $10.2 million and $8.7 million of expense for the matching cash and Company stock contribution in 2023, 2022 and 2021, respectively. All matching contributions vest over a three-year period of service.

The Company has a nonqualified deferred compensation plan for certain U.S. personnel. The plan is designed to allow eligible participants to accumulate additional income through elective deferrals of compensation which will be paid in the future. As of December 31, 2023 and 2022, the deferred compensation liability balance was $11.4 million and $9.4 million, respectively. The Company funds the deferred compensation plan through COLI policies. As of December 31, 2023 and 2022, the COLI asset balance was $12.6 million and $10.5 million, respectively.

In accordance with Indian law, the Company provides certain defined benefit plans covering substantially all of its Indian employees. The gratuity plan provides a lump-sum payment to vested employees upon retirement or termination of employment in an amount based on each employee’s salary and duration of employment with the Company. The leave encashment plan requires the Company to pay employees leaving the Company a specific formula taking into account earned leaves up to a certain maximum and the employee’s most recent salary. The annual projected cost of these defined benefit plans is actuarially determined. As of December 31, 2023 and 2022, the defined benefit plan liability, which is unfunded, was immaterial.

12. Long-term Debt

Revolving Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of December 31, 2023, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the year ended December 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of December 31, 2023, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on December 31, 2023) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.40% on December 31, 2023) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of December 31, 2023, the Company had $300.0 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2023 Credit Agreement. At December 31, 2023, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Convertible Senior Notes due 2026

On November 9, 2021, the Company issued $380.0 million aggregate principal amount of 2026 Notes in a private placement to qualified institutional buyers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes bear interest at a rate of 0.125% per year. Interest is payable in cash on May 15 and November 15 of each year, with the first payment made on May 15, 2022. The 2026 Notes mature on November 15, 2026 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 5.2100 shares of the Company’s common stock per $1,000 principal amount of

2026 Notes, which is equivalent to an initial conversion price of approximately $191.94 per share of common stock. After consideration of the 2026 Notes Hedges and 2026 Notes Warrants (as defined and described below), the conversion rate is effectively hedged to a price of $295.29 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2026 Notes (the “2026 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2026 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2026 Notes in cash upon conversion.

Convertible Senior Notes due 2025

On August 14, 2020, the Company issued $230.0 million aggregate principal amount of 2025 Notes in a private placement to qualified institutional purchasers pursuant to an exemption from registration provided by Section 4(a)(2) and Rule 144A under the Securities Act. The 2025 Notes bear interest at a rate of 1.250% per year. Interest is payable in cash on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025 unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. The initial conversion rate is 19.3538 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $51.67 per share of common stock. After consideration of the 2025 Notes Hedges and 2025 Notes Warrants (as defined and described below), the conversion rate is effectively hedged to a price of $81.05 per share of common stock. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances as described in the indenture governing the 2025 Notes (the “2025 Indenture”). The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, based on the applicable conversion rate(s). If a “make-whole fundamental change” (as defined in the 2025 Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. The Company’s intent is to settle the principal amount of the 2025 Notes in cash upon conversion.

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

During the three months ended December 31, 2023, none of the conditions permitting holders to convert their 2025 Notes and 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2025 Notes and 2026 Notes during the year ended December 31, 2023. Based on the closing price of the Company's common stock of $65.82 per share on December 29, 2023, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The 2026 Notes and 2025 Notes consisted of the following (in millions):

	December 31, 2023
Long term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(6.1)	(0.3)
Net carrying amount	$373.9	$23.0

	December 31, 2022
Long term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(8.3)	(0.4)
Net carrying amount	$371.7	$22.9

Interest expense for the years ended December 31, 2023, 2022 and 2021 related to the 2026 Notes and 2025 Notes consisted of the following (in millions):

2026 Notes

	Year Ended December 31,
	2023	2022	2021
Coupon interest	$0.5	$0.5	$0.1
Amortization of debt discount (1)	—	—	1.7
Amortization of debt issuance costs	2.1	2.1	0.3
Total interest expense recognized	$2.6	$2.6	$2.1

2025 Notes

	Year Ended December 31,
	2023	2022	2021
Coupon interest	$0.3	$0.3	$2.5
Amortization of debt discount (1)	—	—	7.8
Amortization of debt issuance costs	0.1	0.1	1.0
Total interest expense recognized	$0.4	$0.4	$11.3

(1) Prior period amounts have not been adjusted due to the adoption of ASU 2020-06 under the modified retrospective method.

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges” and the “2025 Notes Hedges”), and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). As of December 31, 2023, the 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. As of December 31, 2023, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 0.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants”, and the “2025 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants and 2025 Notes Warrants was approximately $295.29 and $81.05 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants and 2025 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants and $81.05 for the 2025 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. As of December 31, 2023, 2.0 million warrant shares and 0.5 million warrant shares were outstanding for the 2026 Notes Warrants and 2025 Notes Warrants, respectively.

13. Income Taxes

Significant components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$33.7	$28.2	$16.0
State	8.5	8.8	2.8
Foreign	6.3	7.5	4.3
Total current	48.5	44.5	23.1

Deferred:
Federal	(6.8)	(4.6)	(8.3)
State	(0.9)	(1.5)	(2.4)
Foreign	(3.3)	(1.8)	(2.0)
Total deferred	(11.0)	(7.9)	(12.7)
Total provision for income taxes	$37.5	$36.6	$10.4

The components of pretax income for the years ended December 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$120.2	$122.5	$56.3
Foreign	16.3	18.5	6.2
Total	$136.5	$141.0	$62.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2023 and 2022 are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities	$15.1	$14.2
Operating lease liabilities	5.8	7.5
Allowance for doubtful accounts	0.6	1.5
Foreign exchange adjustment	0.2	4.8
Net operating losses	0.1	—
Deferred compensation liability	3.5	3.2
Capitalized research expenditures	36.1	25.2
Total deferred tax assets	61.4	56.4
Deferred tax liabilities:
Prepaid expenses	1.3	1.3
Operating lease right-of-use assets	5.4	7.0
Goodwill and intangible assets	37.2	36.0
Fixed assets	1.8	2.7
Total deferred tax liabilities	45.7	47.0
Net deferred tax asset	$15.7	$9.4

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

As of December 31, 2023, the Company had no U.S. federal or state tax net operating loss carry forwards and $0.1 million foreign net operating loss carry forwards. The foreign net operating loss carry forwards do not expire.

The federal corporate statutory tax rate is reconciled to the Company’s effective income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.6	4.5	3.2
Effect of foreign operations	1.2	1.3	1.7
Stock compensation	1.4	0.7	(5.2)
Acquisition related	(1.0)	0.2	1.0
Research and development tax credit	(0.1)	(1.9)	(4.8)
Other	0.4	0.1	(0.3)
Effective tax rate	27.5%	25.9%	16.6%

The effective income tax rate increased to 27.5% for the year ended December 31, 2023 from 25.9% for the year ended December 31, 2022 primarily due to a decrease in research credit benefit and an increase in the impact of stock compensation, partially offset by a decrease in the effect of acquisition costs compared to the prior year.

The undistributed earnings of our foreign subsidiaries are indefinitely reinvested, except in certain designated jurisdictions. We have not recognized a deferred tax liability on the undistributed earnings that are considered indefinitely reinvested. If these earnings were distributed, we would be subject to non-U.S. withholding taxes. As of December 31, 2023, undistributed earnings of approximately $19.7 million were indefinitely reinvested in foreign operations and the unrecognized deferred tax liability on these undistributed earnings was approximately $2.0 million.

As of December 31, 2023, the Company had unrecognized tax benefits of $16.8 million, which would have had a $12.0 million impact on the effective rate, if recognized. As of December 31, 2022, the Company had unrecognized tax benefits of $19.0 million, which would have a $14.3 million impact on the effective rate, if recognized.

A reconciliation of beginning and ending amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2023	2022
Balance at beginning of year	$19.0	$17.0
Additions based on tax positions related to current year	1.8	2.5
Additions based on tax positions related to prior years	1.1	0.6
Reductions based on tax positions related to prior years	(1.5)	—
Reduction due to statute of limitations	(0.5)	(0.8)
Settlements with taxing authorities	(3.1)	(0.3)
Balance at end of year	$16.8	$19.0

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision. For the years ended December 31, 2023 and 2022, we recognized interest expense of approximately $1.2 million and $0.8 million, respectively. As of December 31, 2023 and 2022, interest and penalties accrued were $2.2 million and $2.4 million, respectively.

The Company’s 2016-2019 U.S. income tax returns are currently under examination by the IRS. The IRS has sought to disallow research credits of $3.0 million on the Company’s 2016 and 2017 U.S. income tax returns. As of December 31, 2023, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $1.6 million over the next 12 months. The anticipated reduction relates to potential settlements with tax authorities. The total amount of research credits taken or expected to be taken in the Company’s income tax returns for 2016 through 2023 is $29.1 million.

The Company is subject to tax in the United States and various state and foreign jurisdictions. Our federal tax returns for 2016 and later remain subject to examination by the IRS. Our state tax returns for 2016 and later remain subject to examination by various state tax authorities, with certain exceptions. Our foreign income tax returns for 2018 and later remain subject to examination by various foreign tax authorities.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $2.2 million during the year ended December 31, 2023, a net loss of $1.8 million during the year ended December 31, 2022, and a net loss of $1.2 million during the year ended December 31, 2021. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in millions):

	December 31,
	2023	2022
Derivatives not designated as hedges
Foreign exchange contracts	$26.2	$31.0
Total derivatives not designated as hedges	$26.2	$31.0

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

The carrying value of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments.

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of December 31, 2023 and December 31, 2022, $45.3 million and $8.4 million, respectively of the Company’s cash, cash equivalents and restricted cash balance related to Level 1 investments.

The Company has a deferred compensation plan, which is funded through COLI policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. Refer to Note 11, Employee Benefit Plans, for the fair value of the COLI asset as of December 31, 2023 and 2022.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair value of the Company’s derivative instruments outstanding as of December 31, 2023 and 2022 was immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. For acquisitions completed during the year ended December 31, 2022, key observable inputs included revenue growth rates, which ranged from 16% to 43%, and volatility rates, which were 9% for revenue and ranged from 22% to 23% for earnings. An increase in future revenue and earnings may result in a higher estimated fair value while a decrease in future revenue and earnings may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of December 31, 2023 and 2022.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of December 31, 2023 and 2022 was $316.1 million and $295.5 million, respectively. The approximate fair value of the 2025 Notes as of December 31, 2023 and 2022 was $32.4 million and $33.8 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered a Level 2 fair value measurement.

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

Supplemental balance sheet information related to leases was as follows (in millions):

	December 31, 2023	December 31, 2022
Other current liabilities	$7.0	$10.3
Operating lease liabilities	16.4	18.5
Total	$23.4	$28.8

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in millions):

December 31, 2023
2024	$7.8
2025	6.4
2026	4.0
2027	3.6
2028	2.6
Thereafter	0.8
Total future lease payments	25.2
Less implied interest	(1.8)
Total	$23.4

Operating lease expense for the years ended December 31, 2023, 2022, and 2021 was $12.7 million, $13.0 million, and $13.0 million respectively, of which $2.0 million, $1.6 million, and $1.3 million related to variable lease payments. Short term lease payments were immaterial for the years ended December 31, 2023, 2022 and 2021. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities for the years ended December 31, 2023, 2022 and 2021 were $10.6 million, $11.5 million, and $10.3 million, respectively. ROU assets obtained in exchange for lease liabilities during the years ended December 31, 2023, 2022, and 2021 were $2.4 million, $4.2 million, and $5.4 million, respectively. The weighted average remaining lease term of the Company’s operating leases was 4 years as of December 31, 2023, 2022 and 2021, and the weighted average incremental borrowing rate as of December 31, 2023, 2022 and 2021 was 3.6%, 3.3%, and 3.3%, respectively.

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

The Company derives revenues from customers from professional service fees, other services revenue, and software and hardware. Refer to Note 3, Revenues, for revenue disaggregation by revenue source and geography.

The following table presents long-lived assets disaggregated by geographic area (in millions):

	December 31,
	2023	2022
United States	$38.8	$40.8
India	6.0	9.2
Other countries	5.3	5.7
Total long-lived assets (1)	$50.1	$55.7

(1) Total long-lived assets excludes goodwill, intangible assets, net, deferred income taxes, COLI assets and long term deposits.

Refer to Note 4, Concentration of Credit Risk and Significant Customers, for information about the Company’s largest customer.

19. Quarterly Financial Results (Unaudited)

The following tables set forth certain unaudited supplemental quarterly financial information for the years ended December 31, 2023 and 2022. The quarterly operating results are not necessarily indicative of future results of operations (in millions except per share data).

	Three Months Ended,
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(Unaudited)
Total revenues	$231.4	$231.1	$223.2	$220.8
Total cost of revenues	144.2	146.2	143.0	141.1
Income from operations	37.1	35.8	32.2	32.4
Income before income taxes	36.5	35.1	32.0	32.9
Net income	26.8	26.4	22.6	23.2
Basic net income per share	0.79	0.78	0.66	0.68
Diluted net income per share	0.75	0.73	0.63	0.65

	Three Months Ended,
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
	(Unaudited)
Total revenues	$222.1	$222.7	$227.6	$232.7
Total cost of revenues	138.5	136.8	136.4	141.0
Income from operations	34.2	39.5	33.2	37.4
Income before income taxes	33.1	38.6	32.6	36.7
Net income	27.1	27.8	23.0	26.5
Basic net income per share	0.80	0.82	0.68	0.78
Diluted net income per share	0.75	0.77	0.64	0.74

20. Subsequent Events

Business Combination

On January 16, 2024, the Company completed the acquisition of all of the outstanding capital stock of SMEDIX.

The total consideration paid at closing was approximately $37.4 million, comprised of (1) $33.0 million in cash and (2) $4.4 million in the Company’s common stock (based on the average closing price of the Company’s common stock on the Nasdaq Global Select Market for the 15 trading days immediately preceding the closing date per the terms of the Stock Purchase Agreement). Of the total consideration, $5.9 million was placed in escrow as security for post-closing indemnification obligations of the sole shareholder of SMEDIX.

The purchase price is subject to a net working capital adjustment and contingent consideration of up to $14.4 million payable in cash and contingent on the satisfaction of certain post-closing financial performance objectives of SMEDIX during the 12-month period immediately following closing. The Stock Purchase Agreement includes customary representations, warranties and covenants by the parties.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting are incomplete at the time of filing of this Annual Report on Form 10-K. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets.

Resignation of Jeffrey S. Davis as Executive Chairman

On February 23, 2024, Jeffrey S. Davis resigned his employee position as Executive Chairman of the Company, effective as of March 1, 2024. Mr. Davis will continue as the non-executive Chairman of the Board of Directors. In connection with Mr. Davis’s resignation, the Board of Directors approved an amendment to certain existing restricted stock award agreements. The form of this amendment will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Due to the resignation of Mr. Davis as Executive Chairman of the Company and the related restricted stock award amendment, the incremental share based compensation expense recorded during the quarter ended March 31, 2024 was approximately $5.6 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Perficient, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Perficient, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over services revenue

As discussed in Note 3 to the consolidated financial statements, the Company recorded $906.5 million of total revenue for the year ended December 31, 2023. Revenue is derived primarily from professional services, which is recognized over time as services are rendered.

We identified the evaluation of the sufficiency of audit evidence over services revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained because the revenue recognition process is highly automated and required involvement from information technology (IT) professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over services revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the service revenue process, which included manual and automated controls related to the IT systems used for processing and recording revenue. We involved IT professionals with specialized skills and knowledge, who assisted in gaining an understanding of the IT environment and testing certain general IT controls and IT application controls, that are used by the Company within its service revenue recognition process. We assessed the recorded service revenue by selecting a sample of transactions and comparing the recorded amounts with underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
St. Louis, Missouri
February 27, 2024

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2023 included in this Annual Report on Form 10-K, and has issued its report on the effectiveness of internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspection.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers, including their ages as of the date of this filing are as follows:

Name	Age	Position
Jeffrey S. Davis	59	Chairman of the Board and Executive Chairman
Thomas J. Hogan	47	President and Chief Executive Officer
Paul E. Martin	63	Chief Financial Officer, Treasurer and Assistant Secretary
Susan L. Adomite	47	Senior Vice President, Controller and Principal Accounting Officer
Kevin T. Sheen	60	Senior Vice President - Global Operations

Jeffrey S. Davis was appointed as Executive Chairman effective October 1, 2023 but has resigned his employment position as Executive Chairman effective as of March 1, 2024. Mr. Davis previously served as the Chief Executive Officer. He has served as a member of the Board since 2009 and was elected Chairman of the Board in 2017. Mr. Davis will continue to serve as the non-executive Chairman of the Board. He previously served as the Chief Operating Officer of the Company following its acquisition of Vertecon in April 2002 and was named the Company’s President in 2004, in which capacity he served until February 2021. He served as Chief Operating Officer at Vertecon from October 1999 until its acquisition by the Company. Before Vertecon, Mr. Davis was a Senior Manager and member of the leadership team in Arthur Andersen’s Business Consulting Practice, where he was responsible for defining and managing internal processes, while managing business development and delivery of all products, services and solutions to a number of large accounts. Mr. Davis also served in a leadership position at Ernst & Young LLP in the Management Consulting practice and in industry at Boeing, Inc. and Mallinckrodt, Inc. Mr. Davis is a member of the University of Missouri Trulaske College of Business advisory board. Mr. Davis has a M.B.A. from Washington University and a B.S. degree in Electrical Engineering from the University of Missouri.

Thomas J. Hogan was appointed as the Company’s President and Chief Executive Officer effective October 1, 2023. Mr. Hogan previously began serving as the Company’s President in February 2021 and began serving as our Chief Operating Officer in 2018. Mr. Hogan joined the Company in January 2008 and has served the Company in several capacities, including Vice President of Field Operations, General Manager, Director of Business Development, and Engagement Director. Prior to joining the Company, Mr. Hogan served in business development and leadership positions with Creative Metrics, PreVisor, and TEKsystems. Mr. Hogan received his M.B.A from the Kellogg School of Management at Northwestern University and a B.A. degree from Saint Mary’s University of Minnesota.

Paul E. Martin joined the Company in 2006 as Chief Financial Officer, Treasurer and Secretary. Mr. Martin served as the Company’s Principal Accounting Officer from 2006 until October 1, 2023. Mr. Martin served as Secretary until February 2022, when he was appointed as the Company’s Assistant Secretary. From 2004 until 2006, Mr. Martin was the Interim co-Chief Financial Officer and Interim Chief Financial Officer of Charter Communications, Inc. (NASDAQ: CHTR) (“Charter”), a publicly traded multi-billion dollar revenue domestic cable television multi-system operator. From 2002 through 2006, Mr. Martin was the Senior Vice President, Principal Accounting Officer and Corporate Controller of Charter, and was Charter’s Vice President and Corporate Controller from 2000 to 2002. From 1995 to 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc., a formerly publicly traded multi-million dollar revenue sporting goods manufacturer and distributor. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

Susan L. Adomite joined the Company in 2018 as the Company’s Vice President and Controller and was appointed as the Senior Vice President and Principal Accounting Officer effective October 1, 2023, responsible for the accounting and reporting functions at Perficient. Prior to joining the Company, Ms. Adomite served as Vice President of Accounting and Controller at Isle of Capri Casinos, Inc., and in senior finance positions at Smurfit-Stone Container Corporation, Argosy Gaming Company, and Arthur Andersen LLP. Ms. Adomite holds B.A. and M.A. degrees in accounting from the University of Missouri - Columbia.

Kevin T. Sheen joined the Company in 2007 through an acquisition and was appointed as the Senior Vice President - Global Operations effective October 1, 2023. With a career in the IT consulting industry that spans nearly 30 years, over half of that at Perficient, Mr. Sheen has played nearly every role in the software development lifecycle from software developer/tester, technical architect, and program manager across a wide range of IT/business consulting companies including Accenture, Capgemini, Syntel, and Hewlett Packard Consulting. At Perficient, Mr. Sheen provides leadership to Perficient’s Latin

America, Asia and Romania operations, including overseeing global delivery strategy, product development, Agile methodology, and customer engagement quality. Mr. Sheen holds a Bachelor of Electrical Engineering from Lawrence Technical University in Southfield, Michigan, and has multiple professional-level certifications.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Company’s proxy statement to be used in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Directors and Executive Officers,” and “Composition and Meetings of the Board of Directors and Committees.” The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

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

Insider Trading Arrangements and Policies

The Company’s officers and directors are required to comply with the Company’s securities trading policy at all times, including during a repurchase program. The insider trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of directors and certain officers from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading arrangement that complies with the conditions of Exchange Act Rule 10b5-1. There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers and directors during the fourth quarter of 2023.

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
2.1
Asset Purchase Agreement, dated as of December 18, 2014, by and among Perficient, Inc., Zeon Solutions Incorporated, Grand River Interactive LLC and Rupesh Agrawal, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on December 19, 2014 and incorporated herein by reference

2.2
Stock Purchase Agreement dated as of June 17, 2020, by and among Perficient, Inc., Perficient UK Limited, Productora de Software S.A.S., each of the Shareholders and the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on July 30, 2020 and incorporated herein by reference

2.3
Stock Purchase Agreement dated as of October 15, 2021, by and among Perficient, Inc., Perficient UK Limited, Izmul S.A., each of the Shareholders of Izmul S.A. and the Representative, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference

3.1
Amended and Restated Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

3.2
Second Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 27, 2023 (File No. 001-15169) and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2009 and incorporated herein by reference

4.2
Description of Securities, previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

4.3
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.5
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.6
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.1†
Perficient, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on October 13, 2005 and incorporated herein by reference

10.2†
Third Amended and Restated Perficient, Inc. 2012 Long-Term Incentive Plan, previously filed with the Securities and Exchange Commission as Appendix A to our Schedule 14A filed on April 26, 2023 and incorporated herein by reference

10.3†
Fifth Amended and Restated Employment and Transition Agreement between Perficient, Inc. and Jeffrey S. Davis, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.4†
Third Amended and Restated Employment Agreement between Perficient, Inc. and Thomas J. Hogan, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.5†
Fourth Amended and Restated Employment Agreement between Perficient, Inc. and Paul E. Martin, effective as of October 1, 2023, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.6
Second Amended and Restated Credit Agreement, dated as of March 29, 2023, by and among Perficient, Inc., as Borrower, Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender, Bank of America, N.A. and U.S. Bank National Association, as syndication agents, JPMorgan Chase Bank, N.A., as documentation agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and U.S. Bank National Association as joint lead arrangers and joint bookrunners and the other lenders parties thereto previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on May 2, 2023 and incorporated herein by reference

10.7†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.8†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.9†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed on November 2, 2017 and incorporated herein by reference

10.10†
Form of Restricted Stock Award Agreement (Non-Employee Director Award), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.11†
Form of Restricted Stock Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.12†
Form of Restricted Stock Unit Award and Non-Competition Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference

10.13†
Form of Performance Award Agreement (Employee Grant), previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

10.14
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.15
Form of Warrant Transaction Confirmation, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

10.16
Form of Convertible Note Hedge Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.17
Form of Warrant Transaction Confirmation, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

10.18	Form of Exchange Agreement, previously filed with the Securities and exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference
19.1*	Perficient, Inc. Insider Trading Policy, dated July 25, 2023
21.1*	Subsidiaries
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Perficient, Inc. Clawback Policy (Effective July 25, 2023)

101*	The following financial information from Perficient, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

		By:	/s/ Paul E. Martin
Date:	February 27, 2024		Paul E. Martin
Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Hogan and Paul E. Martin, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Hogan	Director, President and Chief Executive Officer	February 27, 2024
Thomas J. Hogan	(Principal Executive Officer)

/s/ Paul E. Martin	Chief Financial Officer	February 27, 2024
Paul E. Martin	(Principal Financial Officer)

/s/ Susan L. Adomite	Senior Vice President and Controller	February 27, 2024
Susan L. Adomite	(Principal Accounting Officer)

/s/ Jeffrey S. Davis	Chairman of the Board	February 27, 2024
Jeffrey S. Davis

/s/ Romil Bahl	Director	February 27, 2024
Romil Bahl

/s/ Jill A. Jones	Director	February 27, 2024
Jill A. Jones

/s/ David S. Lundeen	Director	February 27, 2024
David S. Lundeen

/s/ Brian L. Matthews	Director	February 27, 2024
Brian L. Matthews

/s/ Nancy C. Pechloff	Director	February 27, 2024
Nancy C. Pechloff

/s/ Gary M. Wimberly	Director	February 27, 2024
Gary M. Wimberly