Form 10-Q
period 2024-03-31
PERFICIENT INC
filed 2024-05-06
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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

As of April 25, 2024, there were 35,156,319 shares of Common Stock outstanding.

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
(7)the risks detailed from time to time within our filings with the Securities and Exchange Commission (the “SEC”);
(8)uncertainties associated with the proposed merger of Perficient with an affiliate of BPEA Private Equity Fund VIII (“EQT Asia”);
(9)the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement entered into in connection with the proposed merger;
(10)risks related to disruption of management time from ongoing business operations due to the proposed merger;
(11)the risk that the conditions to the proposed merger may not be satisfied in a timely manner or at all;
(12)the risk of any unexpected costs or expenses resulting from the proposed merger;
(13)restrictions imposed on our business during the pendency of the proposed merger;
(14)the risk of any litigation relating to the proposed merger; and
(15)the risk that the proposed merger and its announcement could have an adverse effect on the ability of Perficient to retain and hire key personnel and to maintain relationships with customers, vendors, partners, employees, stockholders and other business relationships and on its operating results and business generally.

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$118,193	$128,886
Accounts receivable, net	171,838	178,998
Prepaid expenses	5,758	5,638
Other current assets	13,548	12,431
Total current assets	309,337	325,953
Property and equipment, net	10,375	11,996
Operating lease right-of-use assets	22,812	21,786
Goodwill	613,790	581,387
Intangible assets, net	75,430	71,118
Other non-current assets	53,936	52,364
Total assets	$1,085,680	$1,064,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,919	$18,688
Other current liabilities	60,104	59,784
Total current liabilities	74,023	78,472
Long-term debt, net	397,446	396,874
Operating lease liabilities	17,915	16,446
Other non-current liabilities	42,566	42,189
Total liabilities	$531,950	$533,981
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,833,315 shares issued and 34,455,848 shares outstanding as of March 31, 2024; 53,465,127 shares issued and 34,174,200 shares outstanding as of December 31, 2023)	54	53
Additional paid-in capital	448,855	432,160
Accumulated other comprehensive loss	(6,336)	(5,461)
Treasury stock, at cost (19,377,467 shares as of March 31, 2024; 19,290,927 shares as of December 31, 2023)	(377,594)	(373,325)
Retained earnings	488,751	477,196
Total stockholders’ equity	553,730	530,623
Total liabilities and stockholders’ equity	$1,085,680	$1,064,604

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$215,304	$231,408

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	139,599	141,688
Stock compensation	2,507	2,524
Total cost of revenues	142,106	144,212

Selling, general and administrative	39,243	39,604
Stock compensation	9,923	4,316
Total selling, general and administrative	49,166	43,920

Depreciation	2,011	2,305
Amortization	4,886	5,817
Acquisition costs	1,393	79
Adjustment to fair value of contingent consideration	41	(2,026)
Income from operations	15,701	37,101

Net interest (income) expense	(767)	505
Net other (income) expense	(45)	75
Income before income taxes	16,513	36,521
Provision for income taxes	4,958	9,721

Net income	$11,555	$26,800

Basic net income per share	$0.34	$0.79
Diluted net income per share	$0.33	$0.75
Shares used in computing basic net income per share	34,149	33,914
Shares used in computing diluted net income per share	36,905	36,697

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$11,555	$26,800
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(875)	1,772
Comprehensive income	$10,680	$28,572

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Common Stock
Beginning of period	$53	$53
Stock compensation related to restricted stock vesting and retirement savings plan contributions	1	—
End of period	54	53
Additional Paid-in Capital
Beginning of period	432,160	403,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	197	240
Stock compensation related to restricted stock vesting and retirement savings plan contributions	12,506	6,853
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	3,992	—
End of period	448,855	410,959
Accumulated Other Comprehensive Loss
Beginning of period	(5,461)	(17,519)
Foreign currency translation adjustment	(875)	1,772
End of period	(6,336)	(15,747)
Treasury Stock
Beginning of period	(373,325)	(354,536)
Purchases of treasury stock and buyback of shares for taxes	(4,269)	(7,449)
Stock reacquired for escrow claim	—	(164)
End of period	(377,594)	(362,149)
Retained Earnings
Beginning of period	477,196	378,263
Net income	11,555	26,800
End of period	488,751	405,063
Total Stockholders’ Equity	$553,730	$438,179

	Three Months Ended
	March 31,
Common Stock, shares	2024	2023
Beginning of period	34,174	34,072
Sales of stock through the Employee Stock Purchase Plan	3	4
Stock compensation related to restricted stock vesting, retirement savings plan contributions and other	298	191
Purchases of treasury stock, buyback of shares for taxes and other	(87)	(106)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	68	—
Stock reacquired for escrow claim	—	(2)
End of period	34,456	34,159

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$11,555	$26,800
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,011	2,305
Amortization	4,886	5,817
Deferred income taxes	(796)	(1,885)
Non-cash stock compensation and retirement savings plan contributions	12,222	6,674
Amortization of debt issuance costs	631	608
Adjustment to fair value of contingent consideration for purchase of businesses	41	(2,026)

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	10,928	18,784
Other assets	(1,360)	5,705
Accounts payable	(4,824)	(9,909)
Other liabilities	(3,323)	(11,542)
Net cash provided by operating activities	31,971	41,331

Investing Activities
Purchase of property and equipment	(319)	(1,015)
Capitalization of internally developed software costs	(341)	(328)
Purchase of businesses, net of cash acquired	(33,157)	28
Net cash used in investing activities	(33,817)	(1,315)

Financing Activities
Payment for credit facility financing fees	—	(683)
Payment of contingent consideration for purchase of business	(4,516)	(21,530)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	197	240
Purchases of treasury stock	—	(2,395)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,269)	(5,054)
Net cash used in financing activities	(8,588)	(29,422)
Effect of exchange rate on cash, cash equivalents and restricted cash	(259)	271
Change in cash, cash equivalents and restricted cash	(10,693)	10,865
Cash, cash equivalents and restricted cash at beginning of period	128,886	30,130
Cash, cash equivalents and restricted cash at end of period	$118,193	$40,995

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures:
Cash paid for income taxes	$2,770	$1,553
Cash paid for interest	$278	$136

Non-Cash Investing Activity:
Stock issued for purchase of businesses (stock reacquired for escrow claim)	$3,809	$(164)

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of Perficient, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Accordingly, certain note disclosures have been condensed or omitted. In the opinion of management, the interim unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain reclassifications were made to prior year amounts to conform to the 2024 presentation.

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

There have been no changes to significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.

3. Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) Improvements To Reportable Segment Disclosures, which requires additional disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. The Company will adopt this ASU retrospectively for the annual period beginning on January 1, 2024 and for interim periods beginning on January 1, 2025.

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

Deferred Revenue

The Company’s deferred revenue balance as of March 31, 2024 and December 31, 2023 was $3.3 million and $5.5 million, respectively. Substantially all of the December 31, 2023 deferred revenue balance was recognized in revenue during the three months ended March 31, 2024.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of March 31, 2024 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in millions):

	Three Months Ended March 31,
	2024			2023
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$154.2	$—	$154.2	$175.5	$—	$175.5
Fixed fee percent complete contracts	14.9	—	14.9	14.8	—	14.8
Fixed fee contracts	40.7	—	40.7	36.3	—	36.3
Reimbursable expenses	3.6	—	3.6	2.5	—	2.5
Total professional services fees	213.4	—	213.4	229.1	—	229.1
Other services revenue*	1.2	0.3	1.5	1.4	0.3	1.7
Total services	214.6	0.3	214.9	230.5	0.3	230.8
Software and hardware	—	0.4	0.4	—	0.6	0.6
Total revenues	$214.6	$0.7	$215.3	$230.5	$0.9	$231.4

*Other services revenue primarily consists of hosting fees, maintenance, training, internally developed SaaS revenue and partner referral fees.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$205.6	$223.5
Other countries	9.7	7.9
Total revenues	$215.3	$231.4

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

The Company’s Third Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 8.5 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of March 31, 2024, there were 1.8 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three months ended March 31, 2024 was $12.4 million, which included $1.0 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $3.7 million for the three months ended March 31, 2024. Stock-based compensation cost recognized for the three months ended March 31, 2023 was $6.8 million, which included $1.1 million of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.8 million for the three months ended March 31, 2023.

On February 23, 2024, Jeffrey S. Davis resigned his employee position as Executive Chairman of the Company, effective as of March 1, 2024. Mr. Davis is continuing as the non-executive Chairman of the Board of Directors. In connection with Mr. Davis’s resignation, the Board of Directors approved an amendment to certain existing restricted stock award agreements. Due to the resignation of Mr. Davis as Executive Chairman of the Company and the related restricted stock award amendment, the incremental share based compensation expense recorded during the three months ended March 31, 2024 was approximately $5.6 million.

Restricted Stock Awards (“RSAs”)

Restricted stock activity for the three months ended March 31, 2024 was as follows (shares in thousands):

	RSAs (Shares)	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2023	714	$70.80
Awards granted	195	69.04
Awards vested	(194)	73.93
Awards forfeited	(17)	68.42
Restricted stock awards outstanding at March 31, 2024	698	$69.50

As of March 31, 2024, there was $37.0 million of total unrecognized compensation cost related to non-vested RSAs with a weighted-average remaining life of two years.

Performance Stock Awards (“PSAs”)

In connection with the announcement of Thomas J. Hogan’s promotion to Chief Executive Officer, the Company granted a PSA of 10,842 shares to Mr. Hogan on July 25, 2023 under the Incentive Plan with terms determined at the discretion of the Compensation Committee of the Board of Directors. The actual number of shares subject to the PSA that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Nasdaq Composite Index over a three-year period. The grant date fair value of $80.90 per share was based on a Monte Carlo simulation model as of the date of the award. PSA related stock-based compensation cost recognized for the three months ended March 31, 2024 was $0.1 million. As of March 31, 2024, there was $0.7 million of total unrecognized compensation cost related to unvested PSAs, expected to be recognized over a period of three years.

6. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2024	2023
Net income, basic	$11,555	$26,800
Add back interest expense on convertible notes, net of tax	534	560
Net income, diluted	$12,089	$27,360

Basic:
Weighted-average shares of common stock outstanding	34,149	33,914
Shares used in computing basic net income per share	34,149	33,914
Effect of dilutive securities:
Restricted stock and performance stock awards subject to vesting	177	154
Shares issuable for acquisition consideration (1)	149	199
Shares issuable for conversion of convertible senior notes	2,430	2,430
Shares used in computing diluted net income per share	36,905	36,697

Basic net income per share	$0.34	$0.79
Diluted net income per share	$0.33	$0.75

(1)For the three months ended March 31, 2024, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Purchase Agreement with Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (collectively, “Talos”); (iii) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (iv) the Purchase Agreement with the shareholders of Ameex Technologies Corporation (“Ameex”); and (v) the Purchase Agreement with the shareholders of SMEDIX, Inc. (“SMEDIX”), as part of the consideration. For the three months ended March 31, 2023, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos; (v) the Stock Purchase Agreement with the shareholders of Overactive; (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc.; and (vii) the Purchase Agreement with the shareholders of Ameex, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Restricted stock and performance stock awards subject to vesting	109	276
Warrants related to the issuance of convertible senior notes	2,431	2,431
Total anti-dilutive securities	2,540	2,707

See Note 11, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through March 31, 2024.

7. Balance Sheet Components

	March 31, 2024 (unaudited)	December 31, 2023
Accounts receivable:	(in millions)
Billed accounts receivable, net	$97.6	$119.9
Unbilled revenues, net	74.2	59.1
Total	$171.8	$179.0

Other current assets:
Miscellaneous receivables	$3.5	$3.1
Contractual commitment asset	3.4	3.0
Income tax receivable	3.2	2.7
Other current assets	3.4	3.6
Total	$13.5	$12.4

Property and equipment:
Computer hardware (useful life of 3 years)	$25.5	$26.7
Software (useful life of 1 to 7 years)	9.1	9.2
Furniture and fixtures (useful life of 5 years)	4.3	4.5
Leasehold improvements (useful life of 5 years)	7.8	7.8
Less: Accumulated depreciation	(36.3)	(36.2)
Total	$10.4	$12.0

Other non-current assets:
Non-current unbilled revenue	$1.3	$2.2
Company owned life insurance asset	13.9	12.6
Long term deposits	1.9	1.8
Credit facility deferred finance fees, net	1.0	1.0
Other non-current assets	13.6	13.2
Deferred income taxes	22.2	21.6
Total	$53.9	$52.4

Other current liabilities:
Estimated fair value of contingent consideration liability (Note 9)	$6.4	$4.5
Accrued variable compensation	13.1	15.9
Current operating lease liabilities	6.4	7.0
Payroll related costs	11.2	11.1
Deferred revenues	3.3	5.5
Income tax payable	4.7	1.5
Other current liabilities	5.8	4.8
Accrued medical claims expense	2.3	3.2
Professional fees	1.8	1.3
Accrued IT expenses	5.1	5.0
Total	$60.1	$59.8

	March 31, 2024 (unaudited)	December 31, 2023
Other non-current liabilities:	(in millions)
Deferred income taxes	$5.4	$5.9
Reserve for uncertain tax positions	18.4	17.7
Deferred compensation liability	12.5	11.0
Other non-current liabilities	4.6	5.0
Non-current software accrual	1.7	2.6
Total	$42.6	$42.2

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

Activity in the allowance for credit losses is summarized as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Opening balance at January 1	$2.5	$5.8
Charges to expense, net of recoveries	(0.1)	—
Other (1)	(0.5)	(1.2)
Balance at March 31	$1.9	$4.6

(1) Other is primarily related to uncollected balances written off and currency translation adjustments.

9. Business Combinations

2024 Acquisition

On January 16, 2024, the Company acquired all of the outstanding capital stock of SMEDIX. SEMDIX is a healthcare software engineering firm headquartered in San Diego, California, with offshore operations located in Cluj-Napoca, Romania. The acquisition of SMEDIX continued to strengthen our healthcare industry digital capabilities, enhance our global delivery capacity, and expand further within Eastern Europe. SMEDIX added more than 175 professionals and strategic client relationships focused in the biomedical and healthcare industry. The Company’s total allocable purchase price consideration was $43.6 million, net of cash acquired. The Company incurred approximately $1.7 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $33.6 million.

The acquisition date fair value of the consideration transferred for SMEDIX consisted of the following (in millions):

	SMEDIX
Cash, net of cash acquired	$33.2
Company common stock issued at closing	3.8
Contingent consideration (1)	6.4	(2)
Net working capital adjustment due to the seller(s)	0.2
Total allocable purchase price consideration	$43.6

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.

(2)The maximum cash payout that may be realized by the sellers in the SMEDIX acquisition is $14.4 million. As of March 31, 2024, the fair value of the contingent consideration was $6.4 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

SMEDIX
Acquired tangible assets	$4.9
Identified intangible assets	8.9
Liabilities assumed	(3.1)
Goodwill	32.9
Total allocable purchase price consideration	$43.6

The following table presents details of the intangible assets acquired during the three months ended March 31, 2024.

	Weighted Average Useful Life	Estimated Useful Life	SMEDIX
Customer relationships	6 years	6 years	$7.0
Customer backlog	1 year	1 year	1.7
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Total acquired intangible assets			$8.9

The above purchase price accounting estimates for SMEDIX are pending finalization of certain acquired tangible and intangible assets, contingent consideration valuation, and a net working capital settlement that is subject to final adjustment as the Company evaluates information during the measurement period.

Pro-forma Results of Operations

Pro-forma results of operations have not been presented for SMEDIX because the effect of the acquisition on the Company's condensed consolidated financial statements was not material.

10. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three months ended March 31, 2024.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three months ended March 31, 2024.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in millions):

Balance at December 31, 2023	$581.4
Purchase price allocation for SMEDIX	32.9
Effect of foreign currency translation adjustments	(0.5)
Balance at March 31, 2024	$613.8

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in millions):

	March 31, 2024 (unaudited)			December 31, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$122.9	$(51.1)	$71.8	$116.1	$(47.3)	$68.8
Non-compete agreements	1.2	(0.6)	0.6	1.1	(0.6)	0.5
Customer backlog	1.7	(0.4)	1.3	—	—	—
Trade name	0.9	(0.8)	0.1	0.8	(0.8)	—
Developed software	8.8	(7.2)	1.6	8.5	(6.7)	1.8
Total	$135.5	$(60.1)	$75.4	$126.5	$(55.4)	$71.1

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in millions):

2024 remaining	$13.9
2025	$13.4
2026	$10.9
2027	$8.5
2028	$7.4
Thereafter	$21.3

11. Long-term Debt

Revolving Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2024, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the three months ended March 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2024, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on March 31, 2024) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.34% on March 31, 2024) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2024, the Company had $300.0 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2023 Credit Agreement. At March 31, 2024, the Company was in compliance with all covenants under the 2023 Credit Agreement.

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

As of March 31, 2024, none of the conditions permitting holders to convert their 2025 Notes and 2026 Notes had been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2025 Notes and 2026 Notes during the three months ended March 31, 2024. Based on the closing price of the Company's common stock of $56.29 per share on March 31, 2024, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The 2025 Notes and 2026 Notes consisted of the following (in millions):

	March 31, 2024 (unaudited)
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(5.6)	(0.2)
Net carrying amount	$374.4	$23.1

	December 31, 2023
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(6.1)	(0.3)
Net carrying amount	$373.9	$23.0

Interest expense for the three months ended March 31, 2024 and 2023 related to the 2026 Notes and 2025 Notes consisted of the following (in millions):

2026 Notes

	Three Months Ended
	March 31,
	2024	2023
Coupon interest	$0.1	$0.1
Amortization of debt issuance costs	0.6	0.6
Total interest expense recognized	$0.7	$0.7

2025 Notes

	Three Months Ended
	March 31,
	2024	2023
Coupon interest	$0.1	$0.1
Amortization of debt issuance costs	—	—
Total interest expense recognized	$0.1	$0.1

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges” and the “2025 Notes Hedges”), and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). As of March 31, 2024, the 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. As of March 31, 2024, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 0.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants” and the “2025 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants and 2025 Notes Warrants was approximately $295.29 and $81.05 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants and 2025 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants and $81.05 for the 2025 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. As of March 31, 2024, 2.0 million warrant shares and 0.5 million warrant shares were outstanding for the 2026 Notes Warrants and 2025 Notes Warrants, respectively.

12. Income Taxes

The Company's effective tax rate was 30.0% for the three months ended March 31, 2024, which was higher than the U.S. statutory rate of 21.0% primarily due to state taxes, share-based compensation and Section 162(m) compensation limitations.

The Company’s effective tax rate was 26.6% for the three months ended March 31, 2023, which was higher than the U.S. statutory rate of 21.0% primarily due to state taxes and foreign operations.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $0.2 million during the three months ended March 31, 2024. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $0.4 million during the three months ended March 31, 2023. Gains and losses on these contracts are recorded in net other expense (income) and net interest expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in millions):

	March 31, 2024 (unaudited)	December 31, 2023
Derivatives not designated as hedges
Foreign exchange contracts	$28.2	$26.2
Total derivatives not designated as hedges	$28.2	$26.2

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of March 31, 2024 and December 31, 2023, $54.5 million and $45.3 million, respectively of the Company’s cash, cash equivalents and restricted cash balance related to Level 1 investments.

The Company has a deferred compensation plan, which is funded through Company owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $13.9 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of March 31, 2024 and December 31, 2023 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 7, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of March 31, 2024 and December 31, 2023.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of March 31, 2024 and December 31, 2023 was $328.9 million and $316.1 million, respectively. The approximate fair value of the 2025 Notes as of March 31, 2024 and December 31, 2023 was $28.3 million and $32.4 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

15. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to seven years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three months ended March 31, 2024 and 2023 were $3.0 million and $3.3 million, respectively.

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2024 (unaudited)	December 31, 2023
Other current liabilities	$6.4	$7.0
Operating lease liabilities	17.9	16.4
Total	$24.3	$23.4

Future minimum lease payments as of March 31, 2024 were as follows (in millions):

March 31, 2024 (unaudited)
2024 remaining	$5.4
2025	6.9
2026	4.8
2027	4.5
2028	3.4
Thereafter	2.0
Total future lease payments	27.0
Less implied interest	(2.7)
Total	$24.3

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

17. Subsequent Event

On May 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plano HoldCo, Inc., a Delaware corporation (“Parent”), and Plano BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of EQT Asia. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $76.00 in cash per share of Company common stock outstanding as of the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Act, conclusion of any review or investigation of the Transactions by the Committee on Foreign Investment in the United States, the receipt of certain foreign regulatory approvals and other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to any financing condition, and is expected to occur by the end of 2024.

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, Parent may be required to pay a termination fee of $162.6 million to the Company.

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

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 7% of our services revenues for the three months ended March 31, 2024, and 6% for the three months ended March 31, 2023, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenues. Total revenues decreased 7.0% to $215.3 million for the three months ended March 31, 2024 from $231.4 million for the three months ended March 31, 2023.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Three Months Ended March 31,		Total Decrease Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2024	2023
Services revenues	$214.9	$230.8	$(15.9)	$3.1	$(19.0)
Software and hardware revenues	0.4	0.6	(0.2)	—	(0.2)
Total revenues	$215.3	$231.4	$(16.1)	$3.1	$(19.2)

Services revenues decreased 6.9% to $214.9 million for the three months ended March 31, 2024 from $230.8 million for the three months ended March 31, 2023. The decrease in services revenues is primarily attributable to services revenues delivered by base business resources, which decreased $19.0 million, partially offset by an increase of $3.1 million in services revenues delivered by resources of acquired companies. Services revenues delivered by base business resources decreased primarily due to reduced demand and mix shift to offshore.

Software and hardware revenues decreased to $0.4 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 1.5% to $142.1 million for the three months ended March 31, 2024 from $144.2 million for the three months ended March 31, 2023. Services costs as a percentage of services revenues increased to 66.1% for the three months ended March 31, 2024 from 62.5% for the three months ended March 31, 2023, primarily due to higher employee salaries and benefits as a percentage of services revenues.

Selling, General and Administrative. SG&A expenses increased to $49.2 million for the three months ended March 31, 2024 from $43.9 million for the three months ended March 31, 2023. SG&A expenses as a percentage of revenues were 22.8% and 19.0% for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in SG&A expenses was primarily due to a $5.6 million increase in stock compensation expense resulting from Jeffrey S. Davis’s resignation as Executive Chairman of the Company and certain amendments to his outstanding award agreements in connection with his resignation.

Depreciation. Depreciation expense decreased 12.8% to $2.0 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023. Depreciation expense as a percentage of revenues was 0.9% and 1.0% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Amortization. Amortization expense decreased 16.0% to $4.9 million for the three months ended March 31, 2024 from $5.8 million for the three months ended March 31, 2023. Amortization expense as a percentage of revenues was 2.3% for the three months ended March 31, 2024 and 2.5% for the three months ended March 31, 2023. Amortization expense decreased primarily due to certain intangibles becoming fully amortized.

Acquisition Costs. Acquisition-related costs increased to $1.4 million for the three months ended March 31, 2024 from $0.1 million for the three months ended March 31, 2023. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with merger and acquisition-related activities. Acquisition costs increased primarily due to the acquisition of SMEDIX, Inc. (“SMEDIX”) that closed in January 2024.

Adjustment to Fair Value of Contingent Consideration. An immaterial adjustment was recorded during the three months ended March 31, 2024 which represents accretion for the SMEDIX revenue and earnings-based contingent consideration liabilities. An adjustment of $2.0 million was recorded to decrease the liability during the three months ended March 31, 2023 which represents the net fair market value adjustment to Inflection Point Systems, Inc. (“Inflection Point”) revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex Technologies Corporation (“Ameex”).

Net Interest (Income) Expense. Net interest income was $0.8 million for the three months ended March 31, 2024. Net interest expense was $0.5 million for the three months ended March 31, 2023. The decrease in net interest expense was primarily due to a $1.3 million increase in interest income resulting from higher average cash balances and higher rates.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate of 30.0% for the three months ended March 31, 2024 is higher than our effective tax rate of 26.6% for the three months ended March 31, 2023. The increase in effective tax rate was primarily due to the above described increase in shared-based compensation compared to the prior year quarter.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash (1)	$118.2	$128.9
Working capital (including cash, cash equivalents and restricted cash) (2)	$235.3	$247.5
Amounts available under credit facility	$300.0	$300.0

(1) The balance at March 31, 2024 includes $23.6 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $1.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2023 includes $20.6 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated and includes $1.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The Company’s restricted cash balance as of March 31, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
(2) Working capital is total current assets less total current liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $32.0 million compared to net cash provided by operating activities of $41.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the primary components of operating cash flows were net income of $11.6 million, non-cash charges of $19.0 million and net operating asset reductions of $1.4 million. For the three months ended March 31, 2023, the primary components of operating cash flows were net income of $26.8 million, non-cash charges of $11.5 million and net operating asset reductions of $3.0 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2024, we used $0.7 million to purchase property and equipment and to develop software and $33.2 million for the acquisition of SMEDIX. During the three months ended March 31, 2023, we used $1.3 million to purchase property and equipment and to develop software.

Net Cash Used in Financing Activities

During the three months ended March 31, 2024, we used $4.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $4.5 million to settle contingent consideration for the purchase of Inflection Point and Ameex and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million. During the three months ended March 31, 2023, we used $2.4 million to repurchase shares of our common stock through the stock repurchase program and $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $0.7 million for credit facility financing fees, used $21.5 million to settle contingent consideration for the purchase of Talos and Overactive and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.2 million.

Availability of Funds from Bank Line of Credit Facility

On March 29, 2023, the Company entered into the 2023 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2024, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred finance fees during the three months ended March 31, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of March 31, 2024, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on March 31, 2024) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.34% on March 31, 2024) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of March 31, 2024, the Company had $300.0 million of unused borrowing capacity.

At March 31, 2024, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through March 31, 2024.

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

Cash Requirements from Contractual Obligations

For the three months ended March 31, 2024, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 15, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of March 31, 2024 (unaudited) and December 31, 2023, there were no balances outstanding under the 2023 Credit Agreement. Any balances outstanding under the 2023 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of March 29, 2028. As of March 31, 2024, there were $397.4 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $396.9 million as of December 31, 2023. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheet as of March 31, 2024 (unaudited) of $118.2 million, $23.6 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of March 31, 2024, $1.8 million of the total cash, cash equivalents and restricted cash was held by the Company’s Chinese subsidiary, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

We believe that the currently available funds, access to capital from our credit facility, and cash flows generated from operations will be sufficient to meet our working capital requirements and other capital needs for the next 12 months.

Critical Accounting Policies

Our accounting policies are fully described in Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. We believe our most critical accounting policies include revenue recognition, purchase accounting and related fair value measurements, convertible debt, and income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to changes in foreign currency exchange rates and interest rates. We believe our exposure to market risks is immaterial.

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of March 31, 2024, we were exposed to changes in exchange rates between the U.S. dollar and twelve other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 13, Derivatives, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of March 31, 2024, there was no outstanding balance and $300.0 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month SOFR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of March 31, 2024, the fair value of the 2025 Notes and 2026 Notes was approximately $28.3 million and $328.9 million, respectively.

We had unrestricted cash and cash equivalents totaling $118.0 million at March 31, 2024 and $128.7 million at December 31, 2023. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

There were no significant changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024 and available at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

On January 16, 2024, the Company acquired all of the outstanding stock of SMEDIX. The consideration paid in this transaction included 68,441 unregistered shares of the Company’s common stock with an aggregate value of approximately $4.4 million based on the average closing sales price for the 15 consecutive trading days ending on the date immediately before the acquisition's closing date. We relied on Section 4(a)(2) of the Securities Act, as the basis for exemption from registration for each of these issuances. These shares were issued in privately negotiated transactions and not pursuant to a public solicitation.

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of shares of Company common stock through a stock repurchase program expiring December 31, 2024. The Company originally announced the repurchase program on March 27, 2008 and announced its expansion to its current authorization on October 27, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The Company has no other stock repurchase programs outstanding, nor did any stock repurchase programs expire during the three months ended March 31, 2024.

From the program’s inception on August 11, 2008 through March 31, 2024, we have repurchased approximately $291.1 million (16.5 million shares) of our outstanding common stock. The Company did not repurchase any shares through the stock repurchase program during the three months ended March 31, 2024.

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

Item 5. Other Information

Officer and Director Rule 10b5-1 Trading Arrangements

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers and directors during the first quarter of 2024.

Company Rule 10b5-1 Trading Arrangements

The Company did not adopt, materially modify, or terminate any Rule 10b5-1 trading arrangements during the first quarter of 2024.

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

10.1†*	Amendment to Restricted Stock Award and Non-Competition Agreement between Perficient, Inc. and Jeffrey S. Davis, effective as of February 23, 2024
31.1*	Certification by the Chief Executive Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer of Perficient, Inc. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer of Perficient, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

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

PERFICIENT, INC.

Date:	May 6, 2024	By:	/s/ Thomas J. Hogan
Thomas J. Hogan
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2024	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)