Form 10-Q
period 2024-06-30
PERFICIENT INC
filed 2024-08-08
CIK 1085869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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

As of July 25, 2024, there were 35,156,654 shares of Common Stock outstanding.

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
(8)uncertainties associated with our proposed merger with an affiliate of BPEA Private Equity Fund VIII (“EQT Asia”);
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

This discussion is not exhaustive, but is designed to highlight important factors that may impact our forward-looking statements. Because the factors referred to above, as well as the statements included under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Form 10-Q, including documents incorporated by reference therein and herein, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

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

Item 1. Financial Statements

Perficient, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share information)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$112,937	$128,886
Accounts receivable, net	195,954	178,998
Prepaid expenses	6,219	5,638
Other current assets	23,298	12,431
Total current assets	338,408	325,953
Property and equipment, net	8,504	11,996
Operating lease right-of-use assets	22,521	21,786
Goodwill	608,774	581,387
Intangible assets, net	70,529	71,118
Other non-current assets	64,542	52,364
Total assets	$1,113,278	$1,064,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,083	$18,688
Other current liabilities	66,355	59,784
Total current liabilities	81,438	78,472
Long-term debt, net	398,018	396,874
Operating lease liabilities	17,420	16,446
Other non-current liabilities	45,600	42,189
Total liabilities	$542,476	$533,981
Stockholders’ equity:
Preferred stock (par value $0.001 per share; 8,000,000 authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023)	$—	$—
Common stock (par value $0.001 per share; 100,000,000 authorized; 53,857,809 shares issued and 34,477,233 shares outstanding as of June 30, 2024; 53,465,127 shares issued and 34,174,200 shares outstanding as of December 31, 2023)	54	53
Additional paid-in capital	454,853	432,160
Accumulated other comprehensive loss	(12,504)	(5,461)
Treasury stock, at cost (19,380,576 shares as of June 30, 2024; 19,290,927 shares as of December 31, 2023)	(377,790)	(373,325)
Retained earnings	506,189	477,196
Total stockholders’ equity	570,802	530,623
Total liabilities and stockholders’ equity	$1,113,278	$1,064,604

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$222,817	$231,105	$438,121	$462,513

Cost of revenues (exclusive of depreciation and amortization, shown separately below)
Cost of services	139,535	143,560	279,134	285,248
Stock compensation	2,535	2,608	5,042	5,132
Total cost of revenues	142,070	146,168	284,176	290,380

Selling, general and administrative	40,027	39,390	79,270	78,994
Stock compensation	3,731	4,787	13,654	9,103
Total selling, general and administrative	43,758	44,177	92,924	88,097

Depreciation	1,840	2,224	3,851	4,529
Amortization	4,862	5,523	9,748	11,340
Acquisition costs	132	(71)	1,050	8
Transaction expenses	6,688	—	7,163	—
Adjustment to fair value of contingent consideration	67	(2,701)	108	(4,727)
Income from operations	23,400	35,785	39,101	72,886

Net interest (income) expense	(729)	296	(1,496)	801
Net other (income) expense	(15)	387	(60)	462
Income before income taxes	24,144	35,102	40,657	71,623
Provision for income taxes	6,706	8,740	11,664	18,461

Net income	$17,438	$26,362	$28,993	$53,162

Basic net income per share	$0.51	$0.78	$0.85	$1.57
Diluted net income per share	$0.49	$0.73	$0.81	$1.48
Shares used in computing basic net income per share	34,353	33,988	34,251	33,951
Shares used in computing diluted net income per share	37,072	36,717	36,988	36,707

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$17,438	$26,362	$28,993	$53,162
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(6,168)	5,605	(7,043)	7,377
Comprehensive income	$11,270	$31,967	$21,950	$60,539

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common Stock
Beginning of period	$54	$53	$53	$53
Stock compensation related to restricted stock vesting and retirement savings plan contributions	—	—	1	—
End of period	54	53	54	53
Additional Paid-in Capital
Beginning of period	448,855	410,959	432,160	403,866
Proceeds from the sales of stock through the Employee Stock Purchase Plan	287	278	484	518
Stock compensation related to restricted stock vesting and retirement savings plan contributions	5,711	6,886	18,217	13,739
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	—	3,992	—
End of period	454,853	418,123	454,853	418,123
Accumulated Other Comprehensive Loss
Beginning of period	(6,336)	(15,747)	(5,461)	(17,519)
Foreign currency translation adjustment	(6,168)	5,605	(7,043)	7,377
End of period	(12,504)	(10,142)	(12,504)	(10,142)
Treasury Stock
Beginning of period	(377,594)	(362,149)	(373,325)	(354,536)
Purchases of treasury stock and buyback of shares for taxes	(4)	(2,619)	(4,273)	(10,068)
Stock reacquired for escrow claim	(192)	—	(192)	(164)
End of period	(377,790)	(364,768)	(377,790)	(364,768)
Retained Earnings
Beginning of period	488,751	405,063	477,196	378,263
Net income	17,438	26,362	28,993	53,162
End of period	506,189	431,425	506,189	431,425
Total Stockholders’ Equity	$570,802	$474,691	$570,802	$474,691

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Common Stock, shares	2024	2023	2024	2023
Beginning of period	34,456	34,159	34,174	34,072
Sales of stock through the Employee Stock Purchase Plan	6	4	9	8
Stock compensation related to restricted stock vesting, retirement savings plan contributions and other	18	17	316	208
Purchases of treasury stock, buyback of shares for taxes and other	—	(35)	(87)	(141)
Issuance of stock in conjunction with acquisition including stock attributed to future compensation	—	—	68	—
Stock reacquired for escrow claim	(3)	—	(3)	(2)
End of period	34,477	34,145	34,477	34,145

See accompanying notes to interim unaudited condensed consolidated financial statements.

Perficient, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$28,993	$53,162
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	3,851	4,529
Amortization	9,748	11,340
Deferred income taxes	(8,151)	(7,548)
Non-cash stock compensation and retirement savings plan contributions	18,129	13,829
Amortization of debt issuance costs	1,263	1,239
Adjustment to fair value of contingent consideration for purchase of businesses	108	(4,727)

Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(13,665)	16,168
Other assets	(14,741)	(1,061)
Accounts payable	(3,662)	(8,224)
Other liabilities	7,379	(13,596)
Net cash provided by operating activities	29,252	65,111

Investing Activities
Purchase of property and equipment	(2,568)	(3,200)
Capitalization of internally developed software costs	(672)	(607)
Purchase of businesses, net of cash acquired	(32,940)	254
Net cash used in investing activities	(36,180)	(3,553)

Financing Activities
Payment for credit facility financing fees	—	(750)
Payment of contingent consideration for purchase of business	(4,516)	(21,530)
Proceeds from the sale of stock through the Employee Stock Purchase Plan	484	518
Purchases of treasury stock	—	(4,991)
Remittance of taxes withheld as part of a net share settlement of restricted stock vesting	(4,273)	(5,077)
Net cash used in financing activities	(8,305)	(31,830)
Effect of exchange rate on cash, cash equivalents and restricted cash	(716)	613
Change in cash, cash equivalents and restricted cash	(15,949)	30,341
Cash, cash equivalents and restricted cash at beginning of period	128,886	30,130
Cash, cash equivalents and restricted cash at end of period	$112,937	$60,471

See accompanying notes to interim unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures:
Cash paid for income taxes	$26,549	$25,764
Cash paid for interest	$650	$416

Non-Cash Investing Activity:
Stock issued for purchase of businesses, net of stock reacquired for escrow claim	$3,617	$(164)
Liability incurred for purchase of property and equipment	$—	$190

See accompanying notes to interim unaudited condensed consolidated financial statements.

PERFICIENT, INC.
NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

2. Proposed Merger with Plano HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia

On May 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plano HoldCo, Inc., a Delaware corporation (“Parent”), and Plano BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of BPEA Private Equity Fund VIII (“EQT Asia”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $76.00 in cash per share of Company common stock outstanding as of the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Act (the “HSR Act”), conclusion of any review or investigation of the Transactions by the Committee on Foreign Investment in the United States, the receipt of certain foreign regulatory approvals and other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to any financing condition, and is expected to occur by the end of 2024.

The HSR Act waiting period expired on July 1, 2024. On July 30, 2024, at a special meeting of stockholders, the stockholders of the Company approved and adopted the Merger Agreement. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement, including, among other things, the receipt of approvals required by relevant governmental authorities under foreign investment laws in Romania, and the receipt of the CFIUS Approval without the imposition of a Burdensome Condition (as defined in the Merger Agreement).

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Parent a termination fee of $81.3 million, or Parent will be required to pay the Company a termination fee of $162.6 million as applicable. See Note 17, Commitments and Contingencies, for information regarding litigation filed in respect of the Merger.

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

4. Recent Accounting Pronouncements

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

5. Revenue

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

Deferred Revenue

The Company’s deferred revenue balance as of June 30, 2024 and December 31, 2023 was $1.6 million and $5.5 million, respectively. Substantially all of the December 31, 2023 deferred revenue balance was recognized in revenue during the six months ended June 30, 2024.

Transaction Price Allocated to Remaining Performance Obligations

Due to the ability of the client or the Company to cancel or terminate the contract within a given period of time (generally 10 to 30 days’ notice is required), the majority of the Company’s contracts have a term of less than one year. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original maturity date of one year or less or time and materials contracts for which the Company has the right to invoice for services performed. Revenue related to unsatisfied performance obligations for remaining contracts as of June 30, 2024 was immaterial.

Disaggregation of Revenue

The following tables present revenue disaggregated by revenue source and pattern of revenue recognition (in millions):

	Three Months Ended June 30,
	2024			2023
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$160.1	$—	$160.1	$170.6	$—	$170.6
Fixed fee percent complete contracts	13.9	—	13.9	16.2	—	16.2
Fixed fee contracts	45.5	—	45.5	41.2	—	41.2
Reimbursable expenses	2.9	—	2.9	2.1	—	2.1
Total professional services fees	222.4	—	222.4	230.1	—	230.1
Other services revenue*	—	0.1	0.1	—	0.6	0.6
Total services	222.4	0.1	222.5	230.1	0.6	230.7
Software and hardware	—	0.3	0.3	—	0.4	0.4
Total revenues	$222.4	$0.4	$222.8	$230.1	$1.0	$231.1

*Other services revenue primarily consists of partner referral fees. These referral fees are recognized at a point in time when earned and recorded within services revenues.

	Six Months Ended June 30,
	2024			2023
	Over Time	Point In Time	Total Revenues	Over Time	Point In Time	Total Revenues
Time and materials contracts	$314.3	$—	$314.3	$346.1	$—	$346.1
Fixed fee percent complete contracts	28.7	—	28.7	31.0	—	31.0
Fixed fee contracts	87.5	—	87.5	78.9	—	78.9
Reimbursable expenses	6.5	—	6.5	4.6	—	4.6
Total professional services fees	437.0	—	437.0	460.6	—	460.6
Other services revenue*	—	0.4	0.4	—	1.0	1.0
Total services	437.0	0.4	437.4	460.6	1.0	461.6
Software and hardware	—	0.7	0.7	—	0.9	0.9
Total revenues	$437.0	$1.1	$438.1	$460.6	$1.9	$462.5

*Other services revenue primarily consists of partner referral fees. These referral fees are recognized at a point in time when earned and recorded within services revenues.

The following table presents revenue disaggregated by geographic area, as determined by the billing address of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$211.1	$223.0	$416.7	$446.5
Other countries	11.7	8.1	21.4	16.0
Total revenues	$222.8	$231.1	$438.1	$462.5

6. Stock-Based Compensation

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

The Company’s Third Amended and Restated 2012 Long Term Incentive Plan (as amended, the “Incentive Plan”) allows for the granting of various types of stock awards, not to exceed a total of 8.5 million shares, to eligible individuals. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines the terms of all stock awards made under the Incentive Plan. As of June 30, 2024, there were 1.9 million shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation cost recognized for the three and six months ended June 30, 2024 was $6.3 million and $18.7 million, respectively, which included $1.2 million and $2.2 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.7 million and $5.4 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation cost recognized for the three and six months ended June 30, 2023 was $7.4 million and $14.2 million, respectively, which included $1.3 million and $2.4 million, respectively, of expense for retirement savings plan contributions. The associated current and future income tax benefit recognized was $1.9 million and $3.7 million, respectively, for the three and six months ended June 30, 2023.

On February 23, 2024, Jeffrey S. Davis resigned his employee position as Executive Chairman of the Company, effective as of March 1, 2024. Mr. Davis is continuing as the non-executive Chairman of the Board of Directors. In connection with Mr. Davis’s resignation, the Board of Directors approved an amendment to certain existing restricted stock award agreements. Due to the resignation of Mr. Davis as Executive Chairman of the Company and the related restricted stock award amendment, the incremental share based compensation expense recorded during the six months ended June 30, 2024 was approximately $5.6 million.

Restricted Stock Awards (“RSAs”)

Restricted stock activity for the six months ended June 30, 2024 was as follows (shares in thousands):

	RSAs (Shares)	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at December 31, 2023	714	$70.80
Awards granted	195	69.00
Awards vested	(197)	73.73
Awards forfeited	(36)	66.25
Restricted stock awards outstanding at June 30, 2024	676	$69.68

As of June 30, 2024, there was $31.2 million of total unrecognized compensation cost related to non-vested RSAs with a weighted-average remaining life of two years.

Performance Stock Awards (“PSAs”)

In connection with Thomas J. Hogan’s promotion to Chief Executive Officer effective October 1, 2023, the Company granted a PSA of 10,842 shares to Mr. Hogan under the Incentive Plan. The actual number of shares subject to the PSA that will be eligible to vest is based on the achievement of a relative total shareholder return (“TSR”) target as compared to the TSR realized by each of the companies comprising the Nasdaq Composite Index over a three-year period. The grant date fair value of $80.90 per share was based on a Monte Carlo simulation model as of the date of the award. PSA related stock-based compensation cost recognized for the three and six months ended June 30, 2024 was $0.1 million. As of June 30, 2024, there was $0.6 million of total unrecognized compensation cost related to unvested PSAs, expected to be recognized over a period of three years.

7. Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income, basic	$17,438	$26,362	$28,993	$53,162
Add back interest expense on convertible notes, net of tax	551	573	1,088	1,133
Net income, diluted	$17,989	$26,935	$30,081	$54,295

Basic:
Weighted-average shares of common stock outstanding	34,353	33,988	34,251	33,951
Shares used in computing basic net income per share	34,353	33,988	34,251	33,951
Effect of dilutive securities:
Restricted stock and performance stock awards subject to vesting	173	133	175	144
Shares issuable for acquisition consideration (1)	116	166	132	182
Shares issuable for conversion of convertible senior notes	2,430	2,430	2,430	2,430
Shares used in computing diluted net income per share	37,072	36,717	36,988	36,707

Basic net income per share	$0.51	$0.78	$0.85	$1.57
Diluted net income per share	$0.49	$0.73	$0.81	$1.48

(1)For the three and six months ended June 30, 2024, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon Solutions Incorporated and certain related entities (collectively, “Zeon”); (ii) the Purchase Agreement with Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (collectively, “Talos”); (iii) the Stock Purchase Agreement with the shareholders of Izmul S.A. (“Overactive”); (iv) the Purchase Agreement with the shareholders of Ameex Technologies Corporation (“Ameex”); and (v) the Purchase Agreement with the shareholders of SMEDIX, Inc. (“SMEDIX”), as part of the consideration. For the three and six months ended June 30, 2023, this represents the shares held in escrow pursuant to: (i) the Asset Purchase Agreement with Zeon; (ii) the Asset Purchase Agreement with Catalyst Networks, Inc. (“Brainjocks”); (iii) the Stock Purchase Agreement with the shareholders of Productora de Software S.A.S. (“PSL”); (iv) the Purchase Agreement with Talos; (v) the Stock Purchase Agreement with the shareholders of Overactive; (vi) the Stock Purchase Agreement with the shareholders of Inflection Point Systems, Inc.; and (vii) the Purchase Agreement with the shareholders of Ameex, as part of the consideration.

The number of anti-dilutive securities not included in the calculation of diluted net income per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted stock and performance stock awards subject to vesting	121	144	115	210
Warrants related to the issuance of convertible senior notes	2,431	2,431	2,431	2,431
Total anti-dilutive securities	2,552	2,575	2,546	2,641

See Note 12, Long-term Debt for further information on the convertible senior notes and warrants related to the issuance of convertible notes.

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through June 30, 2024.

8. Balance Sheet Components

	June 30, 2024 (unaudited)	December 31, 2023
Accounts receivable:	(in millions)
Billed accounts receivable, net	$96.1	$119.9
Unbilled revenues, net	99.9	59.1
Total	$196.0	$179.0

Other current assets:
Miscellaneous receivables	$3.6	$3.1
Contractual commitment asset	5.1	3.0
Income tax receivable	10.5	2.7
Other current assets	4.1	3.6
Total	$23.3	$12.4

Property and equipment:
Computer hardware (useful life of 3 years)	$25.1	$26.7
Software (useful life of 1 to 7 years)	8.7	9.2
Furniture and fixtures (useful life of 5 years)	4.3	4.5
Leasehold improvements (useful life of 5 years)	7.6	7.8
Less: Accumulated depreciation	(37.2)	(36.2)
Total	$8.5	$12.0

Other non-current assets:
Non-current unbilled revenue	$1.4	$2.2
Company owned life insurance asset	14.3	12.6
Long term deposits	1.9	1.8
Credit facility deferred financing fees, net	0.9	1.0
Other non-current assets	17.1	13.2
Deferred income taxes	28.9	21.6
Total	$64.5	$52.4

Other current liabilities:
Estimated fair value of contingent consideration liability (Note 10)	$6.5	$4.5
Accrued variable compensation	22.1	15.9
Current operating lease liabilities	6.6	7.0
Payroll related costs	12.1	11.1
Deferred revenues	1.6	5.5
Income tax payable	1.3	1.5
Other current liabilities	7.1	4.8
Accrued medical claims expense	2.3	3.2
Professional fees	3.3	1.3
Accrued IT expenses	3.5	5.0
Total	$66.4	$59.8

	June 30, 2024 (unaudited)	December 31, 2023
Other non-current liabilities:	(in millions)
Deferred income taxes	$4.8	$5.9
Reserve for uncertain tax positions	19.0	17.7
Deferred compensation liability	12.5	11.0
Other non-current liabilities	7.6	5.0
Non-current software accrual	1.7	2.6
Total	$45.6	$42.2

9. Allowance for Credit Losses

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

Activity in the allowance for credit losses is summarized as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Opening balance at January 1	$2.5	$5.8
Charges to expense, net of recoveries	0.2	(0.3)
Other (1)	(0.2)	(2.0)
Balance at June 30	$2.5	$3.5

(1) Other is primarily related to uncollected balances written off and currency translation adjustments.

10. Business Combinations

2024 Acquisition

On January 16, 2024, the Company acquired all of the outstanding capital stock of SMEDIX. SEMDIX is a healthcare software engineering firm headquartered in San Diego, California, with offshore operations located in Cluj-Napoca, Romania. The acquisition of SMEDIX continued to strengthen our healthcare industry digital capabilities, enhance our global delivery capacity, and expand further within Eastern Europe. SMEDIX added more than 175 professionals and strategic client relationships focused in the biomedical and healthcare industry. The Company’s total allocable purchase price consideration was $43.3 million, net of cash acquired. The Company incurred approximately $1.7 million in transaction costs, which were expensed when incurred. The amount of goodwill deductible for tax purposes is $33.4 million.

The acquisition date fair value of the consideration transferred for SMEDIX consisted of the following (in millions):

	SMEDIX
Cash, net of cash acquired	$32.9
Company common stock issued at closing	3.8
Contingent consideration (1)	6.4	(2)
Net working capital adjustment due to the seller(s)	0.2
Total allocable purchase price consideration	$43.3

(1)Represents the initial fair value estimate of additional revenue and earnings-based contingent consideration, which may be realized by the sellers 12 months after the closing date of the acquisition.

(2)The maximum cash payout that may be realized by the sellers in the SMEDIX acquisition is $14.4 million. As of June 30, 2024, the fair value of the contingent consideration was $6.5 million.

The Company has estimated the preliminary allocation of the total purchase price consideration between tangible assets, identified intangible assets, liabilities, and goodwill as follows (in millions):

SMEDIX
Acquired tangible assets	$5.1
Identified intangible assets	8.9
Liabilities assumed	(3.2)
Goodwill	32.5
Total allocable purchase price consideration	$43.3

The following table presents details of the intangible assets acquired during the three months ended June 30, 2024.

	Weighted Average Useful Life	Estimated Useful Life	SMEDIX
Customer relationships	6 years	6 years	$7.0
Customer backlog	1 year	1 year	1.7
Non-compete agreements	5 years	5 years	0.1
Trade name	1 year	1 year	0.1
Total acquired intangible assets			$8.9

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

11. Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company performs an annual impairment review in the fourth quarter and more frequently if events or changes in circumstances indicate that goodwill might be impaired. There was no indication that goodwill became impaired for the three and six months ended June 30, 2024.

Other intangible assets include customer relationships, non-compete arrangements, trade names, customer backlog, and developed software, which are being amortized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives range from less than one year to ten years. Amortization of customer relationships, non-compete arrangements, trade names, customer backlog, and developed software is considered an operating expense and is included in “Amortization” in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life. There was no indication that other intangible assets became impaired for the three and six months ended June 30, 2024.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in millions):

Balance at December 31, 2023	$581.4
Purchase price allocation for SMEDIX	32.5
Effect of foreign currency translation adjustments	(5.1)
Balance at June 30, 2024	$608.8

Intangible Assets with Definite Lives

The following table presents a summary of the Company’s intangible assets that are subject to amortization (in millions):

	June 30, 2024 (unaudited)			December 31, 2023
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amounts
Customer relationships	$114.2	$(46.7)	$67.5	$116.1	$(47.3)	$68.8
Non-compete agreements	1.2	(0.7)	0.5	1.1	(0.6)	0.5
Customer backlog	1.7	(0.8)	0.9	—	—	—
Trade name	0.9	(0.8)	0.1	0.8	(0.8)	—
Developed software	9.1	(7.6)	1.5	8.5	(6.7)	1.8
Total	$127.1	$(56.6)	$70.5	$126.5	$(55.4)	$71.1

The estimated useful lives of identifiable intangible assets are as follows:

Customer relationships	5 - 10 years
Non-compete agreements	4 - 5 years
Customer backlog	1 year
Trade name	1 year
Developed software	1 - 7 years

Estimated annual amortization expense for the next five years ended December 31 and thereafter is as follows (in millions):

2024 remaining	$9.0
2025	$13.4
2026	$10.9
2027	$8.5
2028	$7.4
Thereafter	$21.3

12. Long-term Debt

Revolving Credit Facility

On March 29, 2023, the Company amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of June 30, 2024, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred financing fees during the six months ended June 30, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2024, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on June 30, 2024) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.33% on June 30, 2024) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2024, the Company had $300.0 million of unused borrowing capacity.

The Company is required to comply with various financial covenants under the 2023 Credit Agreement. At June 30, 2024, the Company was in compliance with all covenants under the 2023 Credit Agreement.

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

At the effective time of the Merger, the Company (the surviving entity following the Merger) will be required to offer to repurchase the 2026 Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Holders may also elect to surrender their Notes for conversion upon effectiveness of the Merger in accordance with the terms of the 2026 Indenture.

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

At the effective time of the Merger, the Company (the surviving entity following the Merger) will be required to offer to repurchase the 2025 Notes at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. Holders may also elect to surrender their Notes for conversion upon effectiveness of the Merger in accordance with the terms of the 2025 Indenture.

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

Upon delivery of a notice of a fundamental change, such as the Merger, holders of the 2025 Notes and 2026 Notes may surrender all or any portion of their 2025 Notes and 2026 Notes for conversion at any time after the effective date of the Merger or such other transaction until the related fundamental change repurchase date of the 2025 Notes and the 2026 Notes. In addition, if specific corporate events, including the Merger, occur prior to the applicable maturity date of the 2025 Notes or the 2026 Notes, the Company will be required to increase the conversion rate for holders who elect to convert their 2025 Notes or 2026 Notes in connection with such corporate events. If a fundamental change, including the Merger, occurs prior to the applicable maturity date, holders of the 2025 Notes or 2026 Notes, as applicable, will also have the right to require the Company to repurchase all or a portion of their 2025 Notes or 2026 Notes for cash at a repurchase price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the repurchase date of the 2025 Notes or 2026 Notes.

During the three months ended June 30, 2024, the conditional conversion features of the 2025 Notes were triggered as the last reported sale price of the Company's common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ended on June 28, 2024 (the last trading day of the fiscal quarter). Therefore, the 2025 Notes are currently convertible, in whole or in part, at the option of the holder during the quarter ending September 30, 2024. Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2025 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2025 Notes as long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2024 (unaudited). As of the date of this filing, none of the current holders of the 2025 Notes as of June 30, 2024 have submitted requests for conversion. As of June 30, 2024, none of the conditions permitting holders to convert their 2026 Notes has been satisfied and no shares of the Company’s common stock had been issued in connection with any conversions of the 2026 Notes during the three and six months ended June 30, 2024. Based on the closing price of the Company's common stock of $74.79 per share on June 30, 2024, the conversion value of the 2026 Notes was less than the principal amount of the 2026 Notes outstanding on a per note basis, and the conversion value of the 2025 Notes was greater than the principal amount of the 2025 Notes outstanding on a per note basis.

The 2025 Notes and 2026 Notes consisted of the following (in millions):

	June 30, 2024 (unaudited)
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(5.1)	(0.2)
Net carrying amount	$374.9	$23.1

	December 31, 2023
Long-term debt:	2026 Notes	2025 Notes
Principal	$380.0	$23.3
Less: Unamortized debt issuance costs	(6.1)	(0.3)
Net carrying amount	$373.9	$23.0

Interest expense for the three and six months ended June 30, 2024 and 2023 related to the 2026 Notes and 2025 Notes consisted of the following (in millions):

2026 Notes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Coupon interest	$0.1	$0.1	$0.2	$0.2
Amortization of debt issuance costs	0.6	0.6	1.1	1.0
Total interest expense recognized	$0.7	$0.7	$1.3	$1.2

2025 Notes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Coupon interest	$0.1	$0.1	$0.1	$0.1
Amortization of debt issuance costs	—	—	0.1	0.1
Total interest expense recognized	$0.1	$0.1	$0.2	$0.2

Convertible Notes Hedges

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “2026 Notes Hedges” and the “2025 Notes Hedges”), and together, the “Notes Hedges”) with certain of the initial purchasers or their respective affiliates and/or other financial institutions (the “Option Counterparties”). As of June 30, 2024, the 2026 Notes Hedges provide the Company with the option to acquire, on a net settlement basis, approximately 2.0 million shares of common stock at a strike price of $191.94, which is equal to the number of shares of common stock that notionally underlie the 2026 Notes and correspond to the conversion price of the 2026 Notes. As of June 30, 2024, the 2025 Notes Hedges provided the Company with the option to acquire, on a net settlement basis, approximately 0.5 million shares of common stock at a strike price of $51.67, which is equal to the number of shares of common stock that notionally underlie the 2025 Notes and correspond to the conversion price of the 2025 Notes. If the Company elects cash settlement and exercises the Notes Hedges, the aggregate amount of cash received from the Option Counterparties will cover the aggregate amount of cash that the Company would be required to pay to the holders of the Notes, less the principal amount thereof. The Notes Hedges do not meet the criteria for separate accounting as a derivative as they are indexed to the Company’s stock and are accounted for as freestanding financial instruments.

Convertible Notes Warrants

In connection with the issuance of the 2026 Notes and 2025 Notes, the Company also sold net-share-settled warrants (the “2026 Notes Warrants” and the “2025 Notes Warrants,” respectively, and together, the “Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The strike price of the 2026 Notes Warrants and 2025 Notes Warrants was approximately $295.29 and $81.05 per share, respectively, and is subject to certain adjustments under the terms of their respective Notes Warrants. As a result of the 2026 Notes Warrants and 2025 Notes Warrants and related transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price for any fiscal quarter is over $295.29 for the 2026 Notes Warrants and $81.05 for the 2025 Notes Warrants. The 2026 Notes Warrants and the 2025 Notes Warrants expire over a period of 80 trading days commencing on February 15, 2027 and over a period of 100 trading days commencing on November 1, 2025, respectively, and may be settled in net shares of common stock or net cash at the Company’s election. As of June 30, 2024, 2.0 million warrant shares and 0.5 million warrant shares were outstanding for the 2026 Notes Warrants and 2025 Notes Warrants, respectively.

13. Income Taxes

The Company's effective tax rate was 27.8% and 28.7% for the three and six months ended June 30, 2024, respectively. The effective tax rates for the three and six months ended June 30, 2024 were higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Internal Revenue Code Section 162(m) compensation limitations and foreign operations, partially offset by tax benefits for research credits.

The Company’s effective tax rate was 24.9% and 25.8% for the three and six months ended June 30, 2023, respectively. The effective tax rates for the three and six months ended June 30, 2023 were higher than the U.S. statutory rate of 21.0% primarily due to state taxes, Internal Revenue Code Section 162(m) compensation limitations and foreign operations, partially offset by tax benefits for share based compensation deductions, research credits and acquisition adjustments.

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

Derivatives Not Designated as Hedging Instruments

Both the gain or loss on the derivatives not designated as hedging instruments and the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $1.0 million and net loss of $1.2 million during the three and six months ended June 30, 2024. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $1.2 million and net gain of $1.6 million during the three and six months ended June 30, 2023. Gains and losses on these contracts are recorded in net other (income) expense and net interest (income) expense in the Unaudited Condensed Consolidated Statements of Operations and are offset by losses and gains on the related hedged items.

The notional amounts of the Company’s derivative instruments outstanding were as follows (in millions):

	June 30, 2024 (unaudited)	December 31, 2023
Derivatives not designated as hedges
Foreign exchange contracts	$29.9	$26.2
Total derivatives not designated as hedges	$29.9	$26.2

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

All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents. Based on their short-term nature, the carrying value of cash equivalents approximate their fair value. As of June 30, 2024 and December 31, 2023, $55.2 million and $45.3 million, respectively of the Company’s cash, cash equivalents and restricted cash balance related to Level 1 investments.

The Company has a deferred compensation plan, which is funded through Company owned life insurance (“COLI”) policies. The COLI asset is carried at fair value derived from quoted market prices of investments within the COLI policies, which are considered Level 2 inputs. The fair value of the COLI asset was $14.3 million and $12.6 million as of June 30, 2024 and December 31, 2023, respectively.

The Company estimates the fair value of each foreign exchange forward contract by using the present value of expected cash flows. The estimate takes into account the difference between the current market forward price and contracted forward price for each foreign exchange contract and applies the difference in the rates to each outstanding contract. Valuations for all derivatives fall within Level 2 of the GAAP valuation hierarchy. The fair values of the Company’s derivative instruments outstanding as of June 30, 2024 and December 31, 2023 were immaterial.

The Company has contingent consideration liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liabilities. Remeasurements to fair value are recorded in adjustment to fair value of contingent consideration in the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 8, Balance Sheet Components, for the estimated fair value of the contingent consideration liabilities as of June 30, 2024 and December 31, 2023.

The fair value of the Notes is measured using quoted price inputs. The Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates could significantly increase or decrease.

The Notes are carried at their principal amount less unamortized issuance costs, and are not carried at fair value at each period end. The approximate fair value of the 2026 Notes as of June 30, 2024 and December 31, 2023 was $368.5 million and $316.1 million, respectively. The approximate fair value of the 2025 Notes as of June 30, 2024 and December 31, 2023 was $34.6 million and $32.4 million, respectively. The fair values were estimated on the basis of inputs that are observable in the market and are considered Level 2 fair value measurements.

16. Leases

The Company leases office space under various operating lease agreements, which have remaining lease terms of less than one year to seven years. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on the consolidated balance sheet. Operating lease expense for the three and six months ended June 30, 2024 was $3.1 million and $6.1 million, respectively, and $3.2 million and $6.5 million for the three and six months ended June 30, 2023, respectively.

Supplemental balance sheet information related to leases was as follows (in millions):

	June 30, 2024 (unaudited)	December 31, 2023
Other current liabilities	$6.6	$7.0
Operating lease liabilities	17.4	16.4
Total	$24.0	$23.4

Future minimum lease payments as of June 30, 2024 were as follows (in millions):

June 30, 2024 (unaudited)
2024 remaining	$3.4
2025	7.4
2026	5.3
2027	4.7
2028	3.7
Thereafter	2.1
Total future lease payments	26.6
Less implied interest	(2.6)
Total	$24.0

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

Since the announcement of the Merger, complaints have been filed by purported stockholders of the Company in the United States District Court for the Southern District of New York (the “Federal Action”), the Circuit Court for St. Louis County in the State of Missouri (the “Missouri Action”), and the Supreme Court of the State of New York, County of New York (the “New York Actions”), in connection with the proposed Merger against us and the members of our Board of Directors and, in the Missouri Action, EQT Asia and certain of its affiliates party to the Merger Agreement in addition to us and the members of our Board of Directors. The Federal Action alleged that the Company and its Board of Directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by materially omitting and/or misrepresenting certain material facts from the definitive proxy statement that relate to the transactions contemplated by the Merger Agreement. The Missouri Action alleged deficient disclosures and made other claims related to the definitive proxy statement under the state laws of Missouri. The Federal Action and the Missouri Action have been voluntarily dismissed. The New York Actions allege deficient disclosures and make other claims related to the definitive proxy statement under the state laws of New York. Among other remedies, the plaintiffs in each of the remaining complaints may seek to enjoin the consummation of the Merger. We have also received demand letters and draft complaints from purported stockholders of the Company regarding similar subject matter. The Company believes that the claims asserted in the filed complaints and the demand letters are without merit.

If the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, we could be required to reimburse certain expenses of Parent or pay Parent a termination fee of $81.3 million.

See Note 2, Proposed Merger with Plano HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia, for further information regarding the Merger.

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

Proposed Merger

On May 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plano HoldCo, Inc., a Delaware corporation (“Parent”), and Plano BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of BPEA Private Equity Fund VIII (“EQT Asia”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). Under the terms of the Merger Agreement, the Company’s stockholders will receive $76.00 in cash per share of Company common stock outstanding as of the closing of the Merger.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding common stock, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Act (the “HSR Act”), conclusion of any review or investigation of the Transactions by the Committee on Foreign Investment in the United States, the receipt of certain foreign regulatory approvals and other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Transactions and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). Consummation of the Merger is not subject to any financing condition, and is expected to occur by the end of 2024.

The HSR Act waiting period expired on July 1, 2024. On July 30, 2024, at a special meeting of stockholders, the stockholders of the Company approved and adopted the Merger Agreement. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement, including, among other things, the receipt of approvals required by relevant governmental authorities under foreign investment laws in Romania, and the receipt of the CFIUS Approval without the imposition of a Burdensome Condition (as defined in the Merger Agreement).

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Parent a termination fee of $81.3 million, or Parent will be required to pay the Company a termination fee of $162.6 million as applicable. See Note 17, Commitments and Contingencies, of the notes to the accompanying interim unaudited condensed consolidated financial statements for information regarding litigation filed in respect of the Merger.

Services Revenues

Services revenues are derived from professional services that include developing, implementing, integrating, automating and extending business processes, technology infrastructure, and software applications. Professional services revenues are recognized over time as services are rendered. Most of our projects are performed on a time and materials basis, while a portion of our revenues is derived from projects performed on a fixed fee or fixed fee percent complete basis. For time and material projects, revenues are recognized and billed by multiplying the number of hours our professionals expend in the performance of the project by the hourly rates. For fixed fee contracts, revenues are recognized and billed by multiplying the established fixed rate per time period by the number of time periods elapsed. For fixed fee percent complete projects, revenues are generally recognized using an input method based on the ratio of hours expended to total estimated hours. Fixed fee percent complete engagements represented 6% and 7% of our services revenues for the three and six months ended June 30, 2024, and 7% for each of the three and six months ended June 30, 2023, respectively. On most projects, we are reimbursed for out-of-pocket expenses including travel and other project-related expenses. These reimbursements are included as a component of the transaction price of the respective professional services contract. The aggregate amount of reimbursed expenses will fluctuate depending on the location of our clients, the total number of our projects that require travel, and whether our arrangements with our clients provide for the reimbursement of such expenses. In conjunction with services provided, we occasionally receive referral fees under partner programs. These referral fees are recognized at a point in time when earned and recorded within services revenues.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenues. Total revenues decreased 3.6% to $222.8 million for the three months ended June 30, 2024 from $231.1 million for the three months ended June 30, 2023.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Three Months Ended June 30,		Total Decrease Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2024	2023
Services revenues	$222.5	$230.7	$(8.2)	$3.4	$(11.6)
Software and hardware revenues	0.3	0.4	(0.1)	—	(0.1)
Total revenues	$222.8	$231.1	$(8.3)	$3.4	$(11.7)

Services revenues decreased 3.6% to $222.5 million for the three months ended June 30, 2024 from $230.7 million for the three months ended June 30, 2023. The decrease in services revenues is primarily attributable to services revenues delivered by base business resources, which decreased $11.6 million, partially offset by an increase of $3.4 million in services revenues delivered by resources of acquired companies. Services revenues delivered by base business resources decreased primarily due to continued macroeconomic uncertainty and a slow down and delays in the initiation and ramp up of various projects. When analyzing revenue increases (decreases) by base business compared to acquired companies, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Software and hardware revenues decreased to $0.3 million for the three months ended June 30, 2024 from $0.4 million for the three months ended June 30, 2023.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 2.8% to $142.1 million for the three months ended June 30, 2024 from $146.2 million for the three months ended June 30, 2023. Services costs as a percentage of services revenues increased to 63.9% for the three months ended June 30, 2024 from 63.4% for the three months ended June 30, 2023.

Selling, General and Administrative. SG&A expenses decreased to $43.8 million for the three months ended June 30, 2024 from $44.2 million for the three months ended June 30, 2023. SG&A expenses as a percentage of revenues were 19.6% and 19.1% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Depreciation. Depreciation expense decreased to $1.8 million for the three months ended June 30, 2024 from $2.2 million for the three months ended June 30, 2023. Depreciation expense as a percentage of revenues was 0.8% and 1.0% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Amortization. Amortization expense decreased to $4.9 million for the three months ended June 30, 2024 from $5.5 million for the three months ended June 30, 2023. Amortization expense as a percentage of revenues was 2.2% for the three months ended June 30, 2024 and 2.4% for the three months ended June 30, 2023. Amortization expense decreased primarily due to certain intangibles becoming fully amortized.

Acquisition Costs. Acquisition-related costs increased to $0.1 million for the three months ended June 30, 2024 from an immaterial amount for the three months ended June 30, 2023. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with acquisition-related activities.

Transaction Expenses. Transaction expenses increased to $6.7 million for the three months ended June 30, 2024 from zero for the three months ended June 30, 2023. Costs were incurred in connection with the transactions contemplated by the Merger Agreement.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $2.7 million was recorded to decrease the liability during the three months ended June 30, 2023 which represents the net fair market value adjustment to Inflection Point

Systems, Inc. (“Inflection Point”) revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex Technologies Corporation (“Ameex”).

Net Interest (Income) Expense. Net interest income was $0.7 million for the three months ended June 30, 2024. Net interest expense was $0.3 million for the three months ended June 30, 2023. The change in net interest (income) expense was primarily due to a $1.0 million increase in interest income resulting from higher average cash balances and higher rates.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 27.8% for the three months ended June 30, 2024 from 24.9% for the three months ended June 30, 2023. The increase in effective tax rate was primarily due to a decrease in the tax benefits for acquisition adjustments compared to the prior year period.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenues. Total revenues decreased 5.3% to $438.1 million for the six months ended June 30, 2024 from $462.5 million for the six months ended June 30, 2023.

	Financial Results (in millions)			Explanation for Increases (Decreases) Over Prior Year Period (in millions)
	Six Months Ended June 30,		Total Decrease Over Prior Year Period	Increase Attributable to Revenue Delivered by Resources of Acquired Companies	Decrease Attributable to Revenue Delivered by Base Business Resources
	2024	2023
Services revenues	$437.4	$461.6	$(24.2)	$6.5	$(30.7)
Software and hardware revenues	0.7	0.9	(0.2)	—	(0.2)
Total revenues	$438.1	$462.5	$(24.4)	$6.5	$(30.9)

Services revenues decreased 5.2% to $437.4 million for the six months ended June 30, 2024 from $461.6 million for the six months ended June 30, 2023. The decrease in services revenues is primarily attributable to services revenues delivered by base business resources, which decreased $30.7 million, partially offset by an increase of $6.5 million in services revenues delivered by resources of acquired companies. Services revenues delivered by base business resources decreased primarily due to continued macroeconomic uncertainty and a slow down and delays in the initiation and ramp up of various projects. When analyzing revenue increases (decreases) by base business compared to acquired companies, revenue attributable to base business includes revenue from an acquired company that has been owned for a full four quarters after the date of acquisition.

Software and hardware revenues decreased to $0.7 million for the six months ended June 30, 2024 from $0.9 million for the six months ended June 30, 2023.

Cost of Revenues (exclusive of depreciation and amortization, discussed separately below). Cost of revenues decreased 2.1% to $284.2 million for the six months ended June 30, 2024 from $290.4 million for the six months ended June 30, 2023. Services costs as a percentage of services revenues increased to 65.0% for the six months ended June 30, 2024 from 62.9% for the six months ended June 30, 2023, primarily due to higher employee salaries as a percentage of services revenues.

Selling, General and Administrative. SG&A expenses increased to $92.9 million for the six months ended June 30, 2024 from $88.1 million for the six months ended June 30, 2023. SG&A expenses as a percentage of revenues were 21.2% and 19.0% for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in SG&A expenses was primarily due to a $5.6 million increase in stock compensation expense resulting from Jeffrey S. Davis’s resignation as Executive Chairman of the Company and certain amendments to his outstanding award agreements in connection with his resignation.

Depreciation. Depreciation expense decreased to $3.9 million for the six months ended June 30, 2024 from $4.5 million for the six months ended June 30, 2023. Depreciation expense as a percentage of revenues was 0.9% and 1.0% for the six months ended June 30, 2024 and June 30, 2023, respectively.

Amortization. Amortization expense decreased to $9.7 million for the six months ended June 30, 2024 from $11.3 million for the six months ended June 30, 2023. Amortization expense as a percentage of revenues was 2.2% for the six months ended June 30, 2024 and 2.5% for the six months ended June 30, 2023. Amortization expense decreased primarily due to certain intangibles becoming fully amortized.

Acquisition Costs. Acquisition-related costs increased to $1.1 million for the six months ended June 30, 2024 from an immaterial amount for the six months ended June 30, 2023. Costs were incurred for legal, accounting, tax, investment bank and advisor fees, and valuation services performed by third parties in connection with acquisition-related activities.

Transaction Expenses. Transaction-related expenses increased to $7.2 million for the six months ended June 30, 2024 from zero for the six months ended June 30, 2023. Costs were incurred in connection with the transactions contemplated by the Merger Agreement.

Adjustment to Fair Value of Contingent Consideration. An adjustment of $4.7 million was recorded to decrease the liability during the six months ended June 30, 2023 which represents the net fair market value adjustment to Inflection Point revenue and earnings-based contingent consideration liabilities, net of accretion for Inflection Point and Ameex.

Net Interest (Income) Expense. Net interest income was $1.5 million for the six months ended June 30, 2024. Net interest expense was $0.8 million for the six months ended June 30, 2023. The change in net interest (income) expense was primarily due to a $2.3 million increase in interest income resulting from higher average cash balances and higher rates.

Provision for Income Taxes. We provide for federal, state and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses. Our effective tax rate increased to 28.7% for the six months ended June 30, 2024 from 25.8% for the six months ended June 30, 2023. The increase in effective tax rate was primarily due to an increase in the effect of share-based compensation compared to the prior year period.

Liquidity and Capital Resources

Selected measures of liquidity and capital resources are as follows (in millions):

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash (1)	$112.9	$128.9
Working capital (including cash, cash equivalents and restricted cash) (2)	$257.0	$247.5
Amounts available under credit facility	$300.0	$300.0

(1) The balance at June 30, 2024 includes $26.2 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated. We currently do not plan or foresee a need to repatriate such funds. The balance also includes $2.4 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The balance at December 31, 2023 includes $20.6 million held by certain foreign subsidiaries which is not available to fund domestic operations unless deemed repatriated and includes $1.8 million in cash held by certain other foreign subsidiaries which is available to fund domestic operations. The Company’s restricted cash balance was $0.2 million for June 30, 2024 and December 31, 2023.
(2) Working capital is total current assets less total current liabilities.

On May 5, 2024, we entered into the Merger Agreement, with Parent, and Merger Sub, with respect to the acquisition of the Company by Parent for $76.00 in cash for each share of Company common stock. We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger contemplated by the Merger Agreement. During the six months ended June 30, 2024, we incurred approximately $7.2 million as transaction costs in connection with the Merger. If the Merger Agreement is terminated under specified circumstances, we may be required to pay a termination fee of $81.3 million to Parent. For more information regarding the merger contemplated by the Merger Agreement and Merger Agreement, please see the definitive proxy statement filed with the SEC by the Company on June 26, 2024.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $29.3 million compared to net cash provided by operating activities of $65.1 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the primary components of operating cash flows were net income of $29.0 million, non-cash charges of $25.0 million and net operating asset investments of $24.7 million. For the six months ended June 30, 2023, the primary components of operating cash flows were net income of $53.2 million, non-cash charges of $18.6 million and net operating asset investments of $6.7 million. The increase in net operating asset investments is primarily related to accounts receivable, which increased during the six months ended June 30, 2024 due to a delay in May invoicing resulting from our Enterprise Resource Planning (“ERP”) system implementation. However, we expect the changes in accounts receivable to normalize by the end of the third quarter.

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, we used $3.2 million to purchase property and equipment and to develop software and $32.9 million for the acquisition of SMEDIX, Inc. During the six months ended June 30, 2023, we used $3.8 million to purchase property and equipment and to develop software and received proceeds of $0.3 million for a net working capital settlement related to an acquisition.

Net Cash Used in Financing Activities

During the six months ended June 30, 2024, we used $4.3 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $4.5 million to settle contingent consideration for the purchase of Inflection Point and Ameex and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.5 million. During the six months ended June 30, 2023, we used $5.0 million to repurchase shares of our common stock through the stock repurchase program and $5.1 million to remit taxes withheld as part of a net share settlement of restricted stock vesting. We also used $0.8 million for credit facility financing fees, used $21.5 million to settle contingent consideration for the purchase of Talos LLC, Talos Digital LLC, Talos Digital SAS and TCOMM SAS (collectively, “Talos”) and Izmul S.A. (“Overactive”) and received proceeds from sales of stock through the Employee Stock Purchase Plan of $0.5 million.

Availability of Funds from Bank Line of Credit Facility

On March 29, 2023, the Company entered into the 2023 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and the other lenders parties thereto. The 2023 Credit Agreement provides for revolving credit borrowings up to a maximum principal amount of $300.0 million, subject to a commitment increase of $75.0 million. All outstanding amounts owed under the 2023 Credit Agreement become due and payable no later than the final maturity date of March 29, 2028. As of June 30, 2024, there was no outstanding balance under the 2023 Credit Agreement. The Company incurred $0.8 million of additional deferred financing fees during the six months ended June 30, 2023.

The 2023 Credit Agreement also allows for the issuance of letters of credit in the aggregate amount of up to $10.0 million at any one time; outstanding letters of credit reduce the credit available for revolving credit borrowings. As of June 30, 2024, there were no outstanding letters of credit. Substantially all of the Company’s assets are pledged to secure the credit facility.

Borrowings under the 2023 Credit Agreement bear interest at the Company’s option of the prime rate (8.50% on June 30, 2024) plus a margin ranging from 0.00% to 1.00% or one month Secured Overnight Financing Rate (“SOFR”) (5.33% on June 30, 2024) plus a margin ranging from 1.00% to 2.00%. The Company incurs an annual commitment fee of 0.15% to 0.20% on the unused portion of the line of credit. The additional margin amount and annual commitment fee are dependent on the level of outstanding borrowings. As of June 30, 2024, the Company had $300.0 million of unused borrowing capacity.

At June 30, 2024, the Company was in compliance with all covenants under the 2023 Credit Agreement.

Stock Repurchase Program

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of Company common stock through a stock repurchase program expiring December 31, 2024. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors. Since the program’s inception on August 11, 2008, the Company has repurchased approximately $291.1 million (16.5 million shares) of outstanding common stock through June 30, 2024.

Cash Requirements from Contractual Obligations

For the six months ended June 30, 2024, there were no material changes outside the ordinary course of business in lease obligations or contractual obligations. See Note 16, Leases, in the Notes to Interim Condensed Consolidated Financial Statements for further description of our contractual obligations.

As of June 30, 2024 (unaudited) and December 31, 2023, there were no balances outstanding under the 2023 Credit Agreement. Any balances outstanding under the 2023 Credit Agreement would be classified as “Long-term debt” within the Condensed Consolidated Balance Sheet and become due and payable no later than the final maturity date of March 29, 2028. As of June 30, 2024, there were $398.0 million of outstanding 2026 Notes and 2025 Notes, net of unamortized issuance costs, compared to $396.9 million as of December 31, 2023. The amounts are classified as “Long-term debt” within the Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023. The 2026 Notes will become due and payable no later than the final maturity date of November 15, 2026. The 2025 Notes will become due and payable no later than the final maturity date of August 1, 2025.

Conclusion

Of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheet as of June 30, 2024 (unaudited) of $112.9 million, $26.2 million was held by certain foreign subsidiaries and is considered to be indefinitely reinvested in those operations. The Company is able to fund its liquidity needs outside of these subsidiaries, primarily through cash flows generated by domestic operations and our credit facility. Therefore, the Company has no current plans to repatriate cash from these foreign subsidiaries in the foreseeable future. As of June 30, 2024, $2.4 million of the total cash, cash equivalents and restricted cash was held by certain other foreign subsidiaries, the earnings of which are not considered to be permanently reinvested and may be repatriated from time to time.

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

Exchange Rate Sensitivity

We are exposed to market risks associated with changes in foreign currency exchange rates because we generate a portion of our revenues and incur a portion of our expenses in currencies other than the U.S. dollar. As of June 30, 2024, we were exposed to changes in exchange rates between the U.S. dollar and twelve other currencies. We hedge material foreign currency exchange rate exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Refer to Note 14, Derivatives, in the Notes to Interim Unaudited Condensed Consolidated Financial Statements for further discussion.

Interest Rate Sensitivity

As of June 30, 2024, there was no outstanding balance and $300.0 million of available borrowing capacity under our credit facility. To the extent we have outstanding borrowings under the credit facility, our interest expense will fluctuate as the interest rate for the line of credit floats based, at our option, on the prime rate plus a margin or the one-month SOFR rate plus a margin.

During the third quarter of 2020 and the fourth quarter of 2021, we issued the 2025 Notes and the 2026 Notes, respectively, which have a fixed interest rate of 1.250% and 0.125%, respectively. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of June 30, 2024, the fair value of the 2025 Notes and 2026 Notes was approximately $34.6 million and $368.5 million, respectively.

We had unrestricted cash and cash equivalents totaling $112.7 million at June 30, 2024 (unaudited) and $128.7 million at December 31, 2023. The unrestricted cash and cash equivalents are primarily held for working capital purposes and acquisitions. We do not enter into investments for trading or speculative purposes.

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

Effective as of May 1, 2024, the Company implemented certain modules of an Enterprise Resource Planning (“ERP”) system to support the Company's future growth plan and to integrate significant processes. Implementing our ERP system resulted in significant changes in business processes and extensive organizational training. The Company believes it has taken and will continue to take the necessary steps to monitor and maintain appropriate internal controls during the transition period. These steps include deploying additional resources to mitigate internal control risks, and performing additional verifications and testing to ensure data integrity. The ERP system implementation resulted in a significant redesign of business processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.

There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In evaluating all forward-looking statements, you should specifically consider various risk factors that may cause actual results to vary from those contained in the forward-looking statements. Our risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024 and available at www.sec.gov. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth below.

Risks Related to the Proposed Merger

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our stockholders, which we received at a special meeting of our stockholders held on July 30, 2024, and receipt of required regulatory approvals or clearances. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. See Note 2, Proposed Merger with Plano HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia, for further information regarding the Merger.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to reimburse certain expenses of Parent or pay Parent a termination fee if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our stockholders, employees and clients. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement provides us with limited remedies in the event of a breach by Parent that results in termination of the Merger Agreement, including the right to a reverse termination fee payable under certain specified circumstances, as described in the Merger Agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

The announcement and pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of up to $81.3 million under specified conditions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Legal proceedings in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

Since the announcement of the Merger, complaints have been filed by purported stockholders of the Company in the United States District Court for the Southern District of New York (the “Federal Action”), the Circuit Court for St. Louis County in the State of Missouri (the “Missouri Action”), and the Supreme Court of the State of New York, County of New York (the “New York Actions”), in connection with the proposed Merger against us and the members of our Board of Directors and, in the Missouri Action, EQT Asia and certain of its affiliates party to the Merger Agreement in addition to us and the members of our Board of Directors. The Federal Action alleged that the Company and its Board of Directors violated Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by materially omitting and/or misrepresenting certain material facts from the definitive proxy statement that relate to the transactions contemplated by the Merger Agreement. The Missouri Action alleged deficient disclosures and made other claims related to the definitive proxy statement under the state laws of Missouri. The Federal Action and the Missouri Action have been voluntarily dismissed. The New York Actions allege deficient disclosures and make other claims related to the definitive proxy statement under the state laws of New York. Among other remedies, the plaintiffs in each of the remaining complaints may seek to enjoin the consummation of the Merger. We have also received demand letters and draft complaints from purported stockholders of the Company regarding similar subject matter. This and other potential legal proceedings could delay or prevent the Merger from becoming effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors authorized the repurchase of up to $375.0 million of shares of Company common stock through a stock repurchase program expiring December 31, 2024. The Company originally announced the repurchase program on March 27, 2008 and announced its expansion to its current authorization on October 27, 2022. The program could be suspended or discontinued at any time based on market, economic, or business conditions. The Company has no other stock repurchase programs outstanding, nor did any stock repurchase programs expire during the three months ended June 30, 2024.

From the program’s inception on August 11, 2008 through June 30, 2024, we have repurchased approximately $291.1 million (16.5 million shares) of our outstanding common stock. The Company did not repurchase any shares through the stock repurchase program during the three months ended June 30, 2024.

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

Item 5. Other Information

Officer and Director Rule 10b5-1 Trading Arrangements

There were no Rule 10b5-1 trading arrangements adopted, materially modified, or terminated by our officers and directors during the second quarter of 2024.

Company Rule 10b5-1 Trading Arrangements

The Company did not adopt, materially modify, or terminate any Rule 10b5-1 trading arrangements during the second quarter of 2024.

Item 6. Exhibits

See Exhibits Index.

EXHIBITS INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, by and among Plano HoldCo, Inc., Plano BidCo, Inc. and Perficient, Inc., dated as of May 5, 2024, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed May 6, 2024 and incorporated herein by reference

3.1
Amended and Restated Certificate of Incorporation of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q filed July 27, 2023 and incorporated herein by reference

3.2
Second Amended and Restated Bylaws of Perficient, Inc., previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed on July 27, 2023 (File No. 001-15169) and incorporated herein by reference

4.1
Specimen Certificate for shares of Perficient, Inc. common stock, previously filed with the Securities and Exchange Commission as an Exhibit to our Quarterly Report on Form 10-Q (File No. 001-15169) filed May 7, 2009 and incorporated herein by reference

4.2
Indenture, dated August 14, 2020, between Perficient, Inc. and U.S. Bank National Association, as trustee, relating to the Company’s 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K (File No. 001-15169) filed August 18, 2020 and incorporated herein by reference

4.3
Form of 1.250% Convertible Senior Notes due 2025, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed August 18, 2020 and incorporated herein by reference

4.4
Indenture, dated November 9, 2021, between Perficient, Inc. and U.S. Bank National Associate, as trustee, relating to the Company's 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

4.5
Form of 0.125% Convertible Senior Notes due 2026, previously filed with the Securities and Exchange Commission as an Exhibit to our Current Report on Form 8-K filed November 9, 2021 and incorporated herein by reference

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
101*
The following financial information from Perficient, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Interim Unaudited Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

†	Identifies an Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Included but not to be considered “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.
***	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFICIENT, INC.

Date:	August 8, 2024	By:	/s/ Thomas J. Hogan
Thomas J. Hogan
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Paul E. Martin
Paul E. Martin
Chief Financial Officer (Principal Financial Officer)